Form 10-K
period 2021-12-31
REDWOOD TRUST INC
filed 2022-02-25
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,352,805,395 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 21, 2022 was 120,169,045.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2021 ANNUAL REPORT ON FORM 10-K

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); statements related to our financial outlook and expectations for 2022 and future years, including that we believe the diversity of our revenue streams, notably the resiliency they have shown past during periods of rising interest rates, positions us well to navigate current market conditions; (iii) statements related to our residential mortgage banking business, including with respect to our positioning to capture increased market share in 2022, our expectation that overall mortgage origination volumes across the industry will decline, that we will look to increase our loan purchases under our Redwood Choice and other expanded credit loan programs, and that we believe that the recent loan-level pricing adjustment increases on high balance loans put forth by FHFA present an opportunity for our purchases of high balance loans to once again increase; (iv) statements related to our investment portfolio, including that our near- to medium-term outlook for call activity remains heightened given a backdrop of strong housing fundamentals, and that we expect up to $700 million of loans to become callable in 2022, at prices below their estimated fair values, and another $1.4 billion to become callable through the end of 2024; (v) statements related to our business purpose lending platform, including statements regarding CoreVest's outlook and pipeline of activity for 2022, that prevailing industry dynamics continue to attract increased equity capital to the space, a trend we see continuing even as rates rise, and that we see opportunities to enhance our direct origination capabilities through purchases from third-party correspondents, the expansion of our new residential transition loan ("RTL") securitization platform, and opportunities to further scale our platform through partnerships or additional acquisitions; (vi) statements regarding our expectation that RWT Horizons portfolio companies will drive significant option value for shareholders, while delivering technology and other innovative efficiencies to our platforms, and our goal to have $50 to $100 million of capital allocated through Horizons by the end of 2022 across an increasingly diversified portfolio of early- to mid-stage companies (vii) statements relating to our estimate of our available capital (including that we estimate our available capital at December 31, 2021 was approximately $150 million); (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2021 and at December 31, 2021, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and outstanding forward sale agreements at quarter-end; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2022; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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
ii

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
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand or reorganize our business activities;
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
iii

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential, business purpose and multifamily assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio.
Our primary sources of income are net interest income from our investments and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities is generated through the origination and acquisition of loans, and their subsequent sale, securitization, or transfer to our investment portfolio.
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

Our Business Segments
We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking and Investment Portfolio. Our two mortgage banking segments generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans. Our investment portfolio is comprised of investments sourced through our mortgage banking operations as well as investments purchased from third-parties and generates income primarily from net interest income and asset appreciation.
During the fourth quarter of 2021, we re-organized our segments to conform with a change in how management manages and evaluates our operations. Our prior segments presented our operations in a vertically integrated manner, with each operating platform and the assets it created within a given segment. All retained investments previously held in our Residential Lending and Business Purpose Lending segments were moved to a newly-created Investment Portfolio Segment, where they are now combined with our third-party portfolio investments. Our mortgage banking activities are now reflected in standalone Residential Mortgage Banking and Business Purpose Mortgage Banking segments. As such, our segments now separate each of our two operating platforms into separate segments, and present all of our investments in a single portfolio as a third segment.

Following is a further description of our three business segments:
Residential Mortgage Banking
This segment consists of a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization through our Sequoia private-label securitization program, or transfer into our investment portfolio. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale within this segment. This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Business Purpose Mortgage Banking
This segment consists of a platform that originates and acquires business purpose loans for subsequent securitization, sale, or transfer into our investment portfolio. We originate single-family rental and bridge loans and typically distribute most of our single-family rental loans through our CAFLTM private-label securitization program, or on occasion through whole loan sales, and will transfer our bridge loans to the Investment Portfolio where they will either be retained for investment or securitized. Single-family rental loans are business purpose mortgage loans to investors in single-family (primarily 1-4 unit) rental properties. Bridge loans are business purpose mortgage loans to investors rehabilitating and subsequently reselling or renting residential and small-balance multifamily properties. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of single-family rental loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income earned on loans while they are held in inventory, origination fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our investment portfolio, and gains/losses from associated hedges. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Investment Portfolio
This segment consists of investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose securitization activities (some of which we consolidate for GAAP purposes), residential and small-balance multifamily bridge loans, as well as third-party investments including RMBS issued by third parties (including Agency CRT securities), investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments, and other housing-related investments. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. We refer to certain of these securitization entities issued prior to 2012 as “consolidated Legacy Sequoia entities,” and the securitization entities formed in connection with the securitization of Redwood Choice expanded-prime loans and certain Redwood Select prime loans as the "consolidated Sequoia entities."
We also sponsor our CAFL securitization program, which we use for the securitization of single-family rental and bridge mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of CAFL securitization entities we have sponsored for financial reporting purposes. We refer to these securitization entities as the "consolidated CAFL entities."
In addition. in the third quarter of 2021, we co-sponsored a securitization of home equity investment contracts ("HEIs"). We are required under GAAP to consolidate the assets and liabilities of this securitization entity we have sponsored for financial reporting purposes. We refer to this securitization entity as the "Point HEI entity."
We also consolidate certain third-party Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary.

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

Environmental, Social and Governance (“ESG”)
Redwood’s management, under the oversight of the Board of Directors, formulates Redwood’s strategic and operational approach to environmental, social, and governance (“ESG”) matters and executes on specific ESG initiatives. Redwood’s corporate mission of helping to make quality housing, whether rented or owned, accessible to all American households is integrated with, and linked to, our approach to ESG matters at Redwood. Our website includes information regarding ESG matters at Redwood, which we update from time to time. See “Information Available on Our Website” below. We are currently planning to update the ESG information on our website to include additional reporting of ESG information under the sector-specific ESG standards published by the Sustainability Accounting Standards Board (the “SASB”).
Human Capital Resources
As of December 31, 2021, Redwood employed 298 full-time employees, 157 (or 53%) of which are directly engaged in the operations of our wholly-owned subsidiary, CoreVest, with the remainder spread across our Residential Mortgage Banking, Investment Portfolio and Corporate functions. Our employees are dispersed across four principal offices in California, Colorado, and New York. Redwood’s talented employees are core to the sustainability and long-term success of Redwood and we invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy and we believe these priorities support Redwood’s ability to fulfill our mission and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.
Employee Talent & Development
We are focused on developing and advancing our employees through targeted learning programs that build specific job-based skills and leadership capabilities across the company. Our Management Essentials program provides foundational leadership training to all managers of people and our Women’s Leadership Program provides focused development for rising women leaders within the organization. In addition, we offer a menu of skills-based training for all employees and support for specific ongoing education and professional certifications. We regularly assess the talent and skills of our workforce and prioritize the promotion or transfer of current employees for open roles. Feedback and coaching are core to our overall people development programs and our performance management process is designed to foster specific and frequent performance discussions. Attracting and hiring a qualified and diverse workforce is a priority, and we strive to create robust and diverse candidate pools for open positions across the company. Our summer internship program provides opportunities for a diverse group of students while creating a pipeline of future talent for the company.
Employee Satisfaction, Engagement & Retention
We regularly evaluate our ability to attract and retain our employees. In 2021, particularly driven by an increase in our business purpose lending activities, we hired 107 employees and our voluntary turnover remained relatively low. We believe that the investments we make in driving a strong, values-based culture and supporting our employees through programs, development, and competitive pay enhances our organizational capability and has a direct impact on our business results and fulfillment of Redwood’s mission.
We seek to retain our employees by investing in firm-wide engagement programs and we foster a values and mission based culture. Our mission, to make quality housing, whether rented or owned, accessible to all American households, guides our day-to-day work together and serves as a cultural foundation. Our core values of Growth, Results, Passion, Relationships, Innovation, and Integrity are embedded into our programs and performance goals and are frequently communicated to our employees. We regularly commission an employee engagement survey to monitor employee sentiment and we follow up with an action planning process to actively respond to employee feedback. In 2021, we engaged Spencer Stuart to implement a culture and engagement survey. 80% of our employees reported being highly engaged and conveyed positive perceptions of the organization’s climate and external focus through the survey. 82% of our workforce reported high satisfaction with their overall employment experience at Redwood and all survey responses were above Spencer Stuart’s financial services and overall benchmark medians.

Diversity, Equity, Inclusion, and Belonging
We are committed to fostering diversity, equity, inclusion, and belonging (“DEIB”) within the company and we are actively in the process of implementing our long-term diversity and inclusion roadmap. Our DEIB work is focused on 1) developing and executing programs and processes that increase the representation of female and racially diverse employees at all levels within the organization; and 2) investing in programs, training, and mentorship that contribute to an inclusive and equitable work environment for all of our employees. Our Diversity Steering Committee and Diversity Council, which are overseen by our CEO, inform and steward the company’s efforts and include leadership and employee representatives from across the organization. Our Diversity Council is empowered to create relationships with non-profit organizations that support racial equality, including through corporate donations and volunteerism efforts. We support women’s leadership and development within the organization through targeted training, mentorship, and collaboration with our women’s employee resource group ("ERG").
Community Giving
Being involved with and giving back to our communities is an important aspect of our culture. We strive to have a positive impact on the communities where we live and work and support the future development and well-being of our communities. We designate corporate grants for non-profit organizations and causes that we feel strongly connected to; this has historically included equal housing and affordability, racial equality, and education. In addition, we have an employee-led foundation that manages and raises funds for a variety of charitable causes. All employees are invited to participate through various fundraising initiatives and by submitting grant requests for causes that they are passionate about. Volunteerism is also important at Redwood, and we regularly sponsor community events and provide paid time off for volunteer activities.
Employee Benefits
We offer a competitive compensation structure to our employees, including short- and long-term financial incentives, generous health and welfare benefits, paid family leave, and paid time off to promote a healthy work/life balance. In 2021, we implemented a new suite of housing related benefits which includes reimbursement for mortgage and renters’ insurance. We also offer all employees the ability to participate in our Employee Stock Purchase Plan ("ESPP"), which incentivizes stock ownership by our employees by providing the opportunity to purchase Redwood common stock at a discounted price through payroll deductions.
Competition
We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, other specialty finance companies, financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us. For additional discussion regarding our ability to compete successfully, see the risk factor below under the heading “We are subject to intense competition and we may not compete successfully" in Part I, Item 1A of this Annual Report on Form 10-K.

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
Information Available on Our Website
Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, Policy Regarding Majority Voting, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K.
Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976 or email investorrelations@redwoodtrust.com.
Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 25, 2022, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 15, 2021 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

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
•the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own, and our exposure to environmental and climate-related risks;
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
•our exposure to liquidity risk, risks associated with the use of leverage (including that margin calls may force us to sell assets under adverse market conditions), and market risks;
•foreclosure activity may expose us to risks associated with real estate ownership and operation;
•we may enter into new lines of business, acquire other companies, or engage in other new strategic initiatives;
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
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand or reorganize our business activities;
•our exposure to a disruption of our technology infrastructure and systems;
•the impact on our reputation that could result from our actions or omissions or from those of others;
•our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;
•accounting rules related to certain of our transactions and asset valuations are highly complex and involve significant judgment and assumptions;
•we are dependent on third-party information systems and third-party service providers; system failures or cybersecurity incidents could disrupt our business;
Risks Related to Legislative and Regulatory Matters Affecting our Industry
•the impact of changes to U.S. federal income tax laws on the U.S. housing market, mortgage finance markets, and our business;
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
Other Risks Related to Ownership of Our Common Stock
•our common stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances;
•decisions about raising, managing, and distributing capital;
•our exposure to broad market fluctuations; and
•other factors not yet identified.

Risk Related to our Business and Industry
The spread of COVID-19 has disrupted, and could further cause severe disruptions in, the U.S. and global economy and financial markets. Our financial condition and core aspects of our business operations have been and may continue to be adversely affected or disrupted by public health issues, including epidemics or pandemics such as COVID-19.

The COVID-19 pandemic (the "pandemic") has caused, and is continuing to cause, significant repercussions across regional, national and global economies and financial markets. The pandemic and governmental programs created as a response to the pandemic have at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The pandemic and efforts taken in response to it have affected, and continue to affect, the core aspects of our business, including the acquisition, origination and distribution of mortgages, activities and valuations within our investment portfolio, our liquidity, and our employees. However, the full extent to which the pandemic will impact our operations will depend on future developments, including the duration and severity of the pandemic, any subsequent outbreaks or surges in cases of the virus or any related variants, and the efficacy and adoption of available vaccines.

The pandemic has impacted, and may continue to impact, our mortgage banking operations. As a result of government measures taken to slow the spread of the disease (such as temporary business closures, shelter-in-place orders, quarantines and travel restrictions), as well as recurring waves or surges in infection rates and the discovery and proliferation of new disease mutations or “variants”, many businesses have been forced to close, furlough, and lay off employees, and U.S. unemployment claims have dramatically risen and remained elevated at times since the start of the pandemic. To the extent cases surge in any locations, stringent limitations on daily activities that may have been eased previously could be reinstated in those areas. If the pandemic leads to another prolonged economic downturn with sustained high unemployment rates, we would anticipate real estate financing transactions to decrease, which may materially decrease the volume of mortgages we acquire, originate and distribute. Further, in light of the impact of the pandemic on the overall economy, including with respect to unemployment levels and consumer behavior related to loans and tenancies, as well as government policies and pronouncements, borrowers have, at times, experienced, and may again experience, difficulties meeting their obligations and have sought or may seek to forbear payment on their loans, which may adversely affect our results of operations. Future government-sponsored liquidity or stimulus programs in response to the pandemic, if any, may not be available to our borrowers or us and, if available, may nevertheless be insufficient to address the impacts of the pandemic. Thus, the credit risk profile of our assets may be more pronounced during severe market disruptions in the mortgage, housing or related sectors. Additionally, interest rates could decline materially and/or credit spreads could widen as a result of increased demand for U.S. Treasury securities and/or activities the Federal Reserve takes in response to macroeconomic events, such as those taken during the pandemic, either or both of which could cause prepayments on our assets to increase due to refinancing activity or asset values to decrease, which could have a material effect on our results of operations.

The pandemic has impacted, and may again impact, our access to the capital markets and our liquidity. Pandemic-related disruptions to the normal operation of mortgage finance markets have impacted, and may continue to impact, our mortgage banking operations by, among other factors, limiting access to short-term or long-term financing for mortgage loans, disrupting the market for securitization transactions, or restricting our ability to access these markets or execute securitization transactions. In addition, we finance many of the mortgage loans, mortgage-backed securities, and other real estate assets in our investment portfolio with borrowings under loan warehouse facilities, securities repurchase facilities, and other financing arrangements. Given the broad and unpredictable impact of the pandemic on the financial markets, specific details around our future ability to finance our investment portfolio are unknowable. Our liquidity could also be impacted as our lenders reassess their exposure to mortgage-related investments and either curtail access to uncommitted financing capacity or impose higher costs to access such capacity. For example, see the risk factor below under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Our liquidity may be further constrained as there may be less demand by investors to acquire mortgage loans we originate or acquire for re-sale, mortgage-backed securities we issue, including through our SEMT™ and CAFL™ securitization platforms, or other assets we own or may acquire in the future.

Further, the pandemic has affected, and may continue to affect the availability and/or productivity of our team members. As a result of the pandemic, we transitioned to a predominantly remote working environment for the majority of our team members. More recently, we have undertaken a limited reopening of our physical office locations and continue to use hybrid work arrangements in certain circumstances. Given the broad and unpredictable impact of the pandemic on our team members’ ability to work in-person, our ability to maintain hybrid work arrangements or to transition to predominately in-person work environments is unknown. In addition, over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members and to retain existing team members. Certain job functions and roles require in-person work on a full- or part-time basis, making the continuation of any remote or hybrid work arrangements a risk to our operations.

The rapid development and fluidity of the circumstances resulting from the pandemic precludes any prediction as to the ultimate adverse impact of the pandemic. If new strains or variants of COVID-19 develop or sufficient amounts of vaccines or treatments are not available, not widely administered, or otherwise prove ineffective, the impact of the pandemic on the global economy and, in turn, on our financial condition, liquidity, and results of operations could be material. Moreover, each of the risk factors discussed below is likely to also be impacted directly or indirectly by the ongoing impact of the pandemic. The pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

General economic developments and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, single-family rental (SFR), multifamily, and real estate markets, rising unemployment, rising government debt levels, changing expectations for, or the occurrence of, inflation and deflation, or adverse global political and economic events, such as the outbreak of pandemic, epidemic disease, or warfare (including the recent outbreak of hostilities between Russia and Ukraine).

Financial markets have experienced significant volatility as a result of the pandemic and, more recently, due to the discovery and spread of new virus variants both internationally and domestically. Many state and local jurisdictions have at times enacted, and re-enacted, measures requiring closure of businesses, restrictions on travel, and other economically restrictive efforts to combat the pandemic. At times during the pandemic, unemployment levels have increased significantly and may increase again, remain at elevated levels and/or continue to rise. Similarly, at times during the pandemic, the rate and number of mortgage payment and rental payment delinquencies were significantly elevated and may increase again, and housing market fundamentals may be adversely affected, leading to an overall material adverse decrease in our mortgage loan acquisition and origination platforms and investment portfolio. See the risk factor above under the heading “The COVID-19 pandemic, the future outbreak of another highly infectious or contagious disease, or other unforeseen disaster could adversely impact or cause disruption to our financial condition and core aspects of our business operations. The spread of COVID-19 has disrupted, and could further cause severe disruptions in, the U.S. and global economy and financial markets and create widespread business continuity and viability issues.”

Rising inflation and elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation and/or economic or market and supply chain conditions, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could also reduce the ability of borrowers to make interest payments or to refinance their loans underlying our RMBS investments. See the risk factor below under the heading “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.” Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. The government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of mortgage finance and securitization activity, inhibiting the growth of private sector mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in Sequoia securitizations we sponsor. Congress and executive branch officials have periodically proposed various plans for reform of Fannie Mae and Freddie Mac (and the broader role of the government in the U.S. mortgage markets); however, it is unclear which reforms will ultimately be implemented, if any, what the time frame for any such reform would be, and what the impact on our business would be.

Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.

As noted above, our business is affected by conditions in the housing, business purpose, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, and the participants in residential housing-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

For example, Fannie Mae and Freddie Mac conforming loan limits increased significantly on January 1, 2022. These increases, as well as future increases in conforming loan limits, may adversely impact the amount and/or value of non-Agency loans available for purchase, which could have a material adverse effect on our residential business.

Furthermore, as a result of the economic and market disruption caused by the pandemic, federal and state governmental authorities encouraged and, in certain cases, mandated, responses to forbearance requests from borrowers with respect to monthly mortgage payment obligations by enacting statutes, including the CARES Act enacted by Congress, and promulgating various orders, regulations, and guidance to enable borrowers to defer and reschedule monthly mortgage payments, coupled with enacting or extending nationwide and/or local foreclosure and eviction moratoria. As another example, the financial crisis of 2007-2008 and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms and financial markets, and protecting consumers and investors from abusive or predatory financial practices. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us. Moreover, federal policy changes aimed at enhancing regulatory scrutiny and enforcement priorities around mortgage servicing, including by the Consumer Financial Protection Bureau ("CFPB"), could further increase our compliance costs.

Ultimately, we cannot assure you of the impact that governmental actions may have on our business or the financial markets and, in fact, they may adversely affect us, possibly materially. We cannot predict whether or when such actions may occur or what unintended or unanticipated impacts, if any, such actions could have on our business and financial results. Even after governmental actions have been taken and we believe we understand the impacts of those actions, prevailing interpretations may shift, or we may not be able to effectively respond to them so as to avoid a negative impact on our business or financial results.

Changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Actions taken by the Federal Reserve to set or adjust monetary policy, and statements it makes regarding monetary policy, may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, the Federal Reserve has signaled its expectation to tighten monetary policy during 2022 by decelerating and terminating its program to purchase Agency mortgage-backed securities (MBS) and increasing the federal funds rate several times over the next year due to rising inflation and tight labor market conditions, among other reasons. Increasing rates generally reduce mortgage loan origination volumes, particularly the volume of mortgage refinancings.

To the extent benchmark interest rates rise, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans, including existing adjustable-rate borrowings and potential future borrowings, and as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings subject to market value-based margin calls. Most of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of residential, business purpose, and multifamily MBS. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

To the extent benchmark interest rates rise, it would also likely impact the volume of mortgage loans available for purchase in the marketplace and our ability to compete to acquire or originate mortgage loans as part of our mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. In addition, if the Federal Reserve decelerates or terminates its MBS purchasing program, it could have a negative impact on, among other things, MBS pricing and liquidity both within and outside of the Agency sector. These and other impacts of developments of the type described above may have a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

We are subject to intense competition and we may not compete successfully.

We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, other specialty finance companies, financial institutions, as well as investment funds, venture capital investors, and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. Since 2008, this loan size limit has been elevated above the historical loan size limit, and as of January 1, 2022, the maximum loan size limit was $970,800 for loans made to secure singe unit real estate purchases in certain high-cost areas of the U.S.

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

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant or could increase. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 19% of the aggregate dollar value of residential loans originated in the U.S. in 2020. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

U.S. real estate markets, the mortgage industry and the related capital markets have undergone significant changes since the U.S. financial crisis of 2007-08, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Additionally, it remains unclear how any future federal legislation or executive or regulatory actions regarding Fannie Mae and Freddie Mac and the housing finance market more broadly will impact that market and our business. Additional factors, including a rising or steady interest rate environment, which may cause the volume of refinance loans to decline, and secular trends in consumer demand for renting versus owning a residence, may also contribute to evolving conditions in the mortgage industry and capital markets. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage finance industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than those to which we were previously exposed, and we may not effectively identify or manage those risks. Further discussion is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.”

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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential and business purpose mortgage business. However, due to market conditions, between 2008 and 2011 our mortgage securitization activity was extremely limited. While we have engaged in numerous residential and business purpose mortgage securitization transactions since 2012, the amount of securitization activity we engage in varies from year to year, and we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions. Additionally, in 2021 we co-sponsored a first-of-its-kind securitization of residential home equity investment options (“HEIs”), and subsequently increased our purchase commitment to acquire additional HEIs, with the expectation that we would continue to aggregate HEIs for future securitization. Any disruption of these securitization markets may adversely affect our earnings and growth. Even if regular residential and business purpose mortgage loan securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. And even if conditions are favorable to us, we may not be able to sustain the volume of securitization activity we previously conducted. Additionally, securities collateralized by business purpose loans such as those issued by our CoreVest subsidiaries make up a small portion of the total volume of mortgage-backed securities issuance, and the market for securities collateralized by HEIs has only recently come into existence. The markets for such securities are not as mature as the market for residential mortgage-backed securities and dislocations in these markets or a change in the risk tolerance of investors or the perception of risk related to business purpose mortgage-backed securities or HEI-backed securities may negatively impact our ability to grow or sustain the volume of business purpose mortgage-backed or HEI-backed securitization transactions we engage in, which may result in our business and financial results being adversely affected.

Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.

Over recent years, we have announced several new initiatives to expand our mortgage banking activities and alter our investment portfolio, including by expanding our mortgage banking activities to include, for example, acquiring and originating loans secured by non-owner occupied rental properties generally made up of one to four units and residential bridge loans (which we collectively refer to as “business purpose” real estate loans), and optimizing the size and target returns of our investment portfolio. As examples, during 2019, we completed the acquisitions of two business purpose real estate loan origination platforms, CoreVest and 5 Arches, LLC ("5 Arches"), which we combined into a single platform, through which we now originate business purpose loans. Other new investment initiatives include investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily loans and securities, HEIs, investments in excess mortgage servicing rights ("MSRs") and servicer advance investments related to pools of residential and small-balance multifamily mortgage loans, and a multifamily investment fund to acquire workforce housing properties. We also occasionally sell lower-yielding securities in our investment portfolio in order to redeploy capital into higher-

yielding securities as part of our portfolio and capital management strategies. In addition, in 2021, we announced our RWT Horizons™ venture investing initiative, through which we invest in early-stage companies strategically aligned with our business across the lending, real estate, and financial technology sectors to drive innovations across our residential and business-purpose lending platforms.

These new initiatives are intended to grow our mortgage banking business and enhance our investment portfolio, allocate capital to profitable business and investment opportunities, and support innovation in real estate and financial technology. These initiatives are premised on our outlook for economic and market conditions, secular trends in consumer demand for housing, as well as competitive considerations. Over the long-term, the assumptions underlying these trends and changes, or assumptions regarding the risk profile of these initiatives and investments, could turn out to be incorrect or economic and market conditions could develop in a manner that is not consistent with our assumptions. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions resulting from the pandemic. As a result, the risk profile of the assets held in our investment portfolio is materially different than it was prior to onset of the pandemic. Moreover, we may determine to undertake significant additional asset sales in the future, including in response to adverse economic or financial market conditions. If we are unable to adapt our strategic and capital deployment decisions and maintain an appropriately diversified investment portfolio, our achievement of growth and revenue goals, our profitability, and competitiveness in the market may be adversely impacted.

Additionally, these initiatives may have more risks, and different risks, than our traditional mortgage banking activities and investment portfolio. For example, our portfolio and capital management strategies may include selling securities and reinvesting in securities with greater exposure to credit risk due to their structural credit enhancement of senior securities, as well as more limited payment histories. As another example, investing in HEIs, investing directly in multifamily workforce housing properties, and originating and investing in business purpose mortgage loans exposes us to new and different risks than our traditional residential mortgage banking activities, including potential uncertainty with respect to regulatory matters or litigation, with respect to HEIs and multifamily housing, and higher rates of delinquency, default, foreclosure and litigation, with respect to business purpose mortgage loans. Our RWT Horizons™ venture investing initiative also exposes us to new and different risks, including risks related to making equity investments in early-stage companies that may not have substantial operating histories. As a result, these new initiatives could fail to improve the long-term profitability of Redwood, could fail to result in capital being available for or deployed into more profitable businesses and investments, could result in dilutive issuances of equity or debt securities convertible into equity to fund our business and investment activities, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could also fail to improve our business and results of operations.

Our Board of Directors has approved authorizations for the repurchase of Redwood common stock and convertible and exchangeable debt securities issued by Redwood. In 2020, we repurchased approximately $22 million of our common stock at an average price of $7.10 and approximately $125 million of our outstanding debt securities. At December 31, 2021, approximately $78 million of this current authorization remained available for the repurchase of shares of our common stock. If we repurchase shares of Redwood common stock or other securities issued by Redwood, it is because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations.

In addition, we periodically raise capital by issuing common stock, or debt securities convertible into common stock, through underwritten public offerings, in at-the-market ("ATM") offerings, under our direct stock purchase and dividend reinvestment plan, or in private placement transactions. In addition, we may issue additional shares of common stock upon conversion of our convertible debt or upon exchange of our exchangeable debt, to our directors, officers and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder, and to fund merger and acquisition activity. It may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. To the extent we raise capital to fund our operations and investment activities, our approach to raising capital is based on what we believe to be in the best interests of the company. However, it is possible that our use of the proceeds of such capital raising transactions may not yield a significant return or any return at all for our stockholders. If we are not able to make prudent decisions about raising, managing, and distributing our capital, our business and financial results may be adversely impacted.

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

We use a variety of borrowing facilities and derivatives agreements to fund or hedge assets in our investment portfolio that present us with liquidity risks. Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, many of our borrowing facilities are uncommitted, meaning that each time we request a new borrowing under such a facility, the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets and/or a maximum ratio of recourse debt to equity), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a borrowing facility if an event of default or similar event occurs under another borrowing facility).

For example, due to volatility in financial markets resulting from the pandemic, the market value of loans and securities financed under our borrowing facilities declined significantly in the first half of 2020; in particular, over a compressed time frame near end of the first quarter of 2020. As a result, we received a material increase in margin calls from counterparties under these facilities. We satisfied these margins calls by pledging additional collateral, such as cash or additional loans or securities, with a value equal to the decline in value of the collateral, adjusted for the percentage of the asset value financed (our haircut percentage). In some cases, we sold assets under adverse market conditions to generate liquidity in response to such margin calls. Margin calls expose us to a number of significant risks, including that we may be unable to meet these margin calls, we may again sell assets under adverse market conditions in response to such margin calls, or we may breach financial covenants under our borrowing facilities requiring maintenance of a minimum amount of liquid assets, as a result of a decrease in the values of the assets pledged as collateral.

Additionally, significant and widespread decreases in the fair values of our assets could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements. During 2020, we amended financial covenants in several borrowing agreements and remained in compliance; however, we cannot be certain whether we will continue to be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants in the future.

Our borrowing facilities also contain representations and warranties related to litigation that could be breached if we are subject to litigation proceedings and claims in excess of specified dollar thresholds or that could have a material adverse effect on our business. For example, in connection with the impact of the pandemic on the non-Agency mortgage finance market and on our business and operations, a number of the counterparties that have regularly sold residential mortgage loans to us believed that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions in the first half of 2020 not to purchase certain loans from them. One of these counterparties subjected us to litigation and others made demands regarding perceived obligations to them. If the individual or aggregate amount of such litigation or any threatened litigation exceeded specified dollar thresholds or could have had a material adverse effect on our business, we could have breached representations and warranties under our borrowing agreements, which breach could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements.

Volatility in the mortgage credit markets, including continued volatility due to the pandemic, may cause the market value of loans and securities we own subject to financing to decline again, and our financing counterparties may make additional margin calls. Furthermore, if other market participants fail to meet margin calls associated with mortgage loans or securities they finance, their financing counterparties could terminate their financing and seek to sell significant amounts of loans and securities, which could again depress the market value of these types of assets and result in additional margin calls on us and other borrowers. Additionally, securities financed under our short-term securities repurchase facilities, and loans financed under certain whole-loan warehouse/secured revolving borrowing facilities, are subject to mark-to-market treatment and may incur margin calls or may require us to repurchase such loans in the event the loans become delinquent. We may receive additional margin calls in the future and there is no assurance that we will be able to meet such margin calls. We may experience an event of default under some or all of our short- and long-term debt and financing facilities if we do not meet future margin calls or maintain compliance with financial covenants and other terms of these debt obligations, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness, which could lead to an event of bankruptcy or insolvency, which would have a material adverse effect on our business, results of operations and financial condition.

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

Our use of leverage increases our exposure to liquidity risks, including liquidity risks related to unforeseen economic developments such as the pandemic, and may adversely impact our liquidity, cash balances, and financial results. For additional information regarding our exposure to liquidity risks and other risks related to our use of leverage, refer to Part II, Item 7 of this Annual Report on Form 10-K under the headings “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities” and “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing”.

Maintaining cybersecurity and data security and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or data security or a violation of law could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

When we acquire or originate real estate mortgage loans, or the rights to service mortgage loans, we come into possession of non-public borrower or borrower-principal personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third parties, such as loan sub-servicers, outside vendors, third parties interested in acquiring such loans from us, or lenders extending credit to us collateralized by such loans. We have acquired more than 100,000 residential mortgage loans and rights to service residential mortgage loans since 2010 and have also acquired or originated thousands of these or other types of mortgage loans (including business purpose loans) prior to and following 2010.

While we have security measures in place to protect this information and prevent security breaches, such measures may be inadequate in protecting against threats, or these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, "phishing", social engineering, or ransomware attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data, other personal information, or our data, including confidential business information. In the past, we have experienced unauthorized access to certain data and information. We have also experienced fraudulent activity initiated through social engineering attacks by malicious third party actors, which has caused us to incur insignificant financial losses. Our response to these incidents has been to take immediate steps to investigate and address the unauthorized access or fraudulent activity, and past unauthorized access and fraudulent activity related to “phishing” or social engineering has not had, and is not expected to have, a material adverse effect on our business and financial results. We have further developed and enhanced our cybersecurity systems and processes that are intended to protect this type of data, information, and activity; however, such systems or processes may not be effective in preventing unauthorized access or activity in the future. While past unauthorized access and activity has been immaterial to our business and financial results, there can be no assurance that future incidents would also be immaterial. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems or data, or deceive our employees to allow fraudulent access or activity, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

We are subject to federal and state laws and regulations relating to the collection, use, retention, security and transfer of various types of personal information. In some cases, these laws apply not only to third-party interactions, but may also restrict transfers of personal information among Redwood and its subsidiaries. Several jurisdictions have passed laws and corresponding regulators have promulgated rules and regulations in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending (including the federal government, which continues to consider enacting additional comprehensive federal privacy laws). These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs and has required and may in the future require us to change our business practices. Noncompliance could result in significant penalties or legal liability. Furthermore, we make statements about our use and disclosure of personal information through privacy policies and notices, information provided on our website, and other privacy notices provided to customers. Any failure by us to comply with these statements or with other federal, state or international privacy or data protection laws and regulations could result in inquiries or proceedings against us by governmental entities or others, and potential fines or penalties.

We may be liable for statutory damages and/or losses suffered by individuals whose personal information is compromised or stolen as a result of a breach of the security of the systems upon which we or third-parties and service providers of ours store this information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in investigating and notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

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

Furthermore, our business is highly dependent on communications and information systems and many of our internal controls rely on our financial, accounting and other data processing systems to be effective. Any failure or interruption of either our own systems or critical third-party systems could negatively impact our ability to transact business and, if prolonged, could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Investments and Investing Activity
The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential, business purpose, and multifamily real estate loans and through direct investments in residential, business purpose, and multifamily real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk or who are seeking financing for their own holdings of residential, business purpose, and multifamily real estate loans or servicing rights relating to residential, business purpose, and multifamily real estate loans. Credit losses on these types of real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents and/or elevated delinquencies associated with single- and multifamily rental housing; the outbreak of highly infectious or contagious diseases; natural disasters, the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for some of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans we have pledged to secure short-term warehouse borrowings and a portion of the business purpose and multifamily real estate loans and loans underlying multifamily securities we have acquired may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from borrowers will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

Credit losses on business purpose and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities can occur for many of the reasons noted above for residential real estate loans. Moreover, these types of real estate loans may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities are particularly sensitive to conditions in the rental housing market and to demand for residential rental properties.

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

In general, losses on an asset securing a residential, multifamily, or business purpose real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by the first-loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential, business purpose, and multifamily securities that we own). In addition, with respect to residential securities we own, we may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair our ability to project and realize future cash flows from these securities.

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

Additionally, loans to small, privately owned businesses such as borrowers from our business purpose loan origination platforms involve a high degree of business and financial risk. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. These factors may have an impact on loans involving such businesses, and can result in substantial losses, which in turn could have a material and adverse effect on our business, results of operations and financial condition.

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

Many of the real estate loans collateralizing business purpose and multifamily securities and business purpose and multifamily real estate loans we own or may acquire are only partially amortizing or do not provide for any principal amortization prior to a balloon principal payment at maturity. Real estate loans that only partially amortize or that have a balloon principal payment at maturity may have a higher risk of default at maturity than fully amortizing loans. In addition, since most of the principal of these loans is repaid at maturity, the amount of loss upon default is generally greater than on other loans that provide for more principal amortization.

We have concentrated credit risk in certain geographical regions and may be disproportionately affected by an economic or housing downturn, natural disaster, terrorist event, climate change, or any other adverse event specific to those regions.

A decline in the economy or difficulties in certain real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of residential and multifamily properties in that market. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold with properties in those regions, and it will increase the risk of loss on other investments we own. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize (or otherwise sell) real estate loans and securities.

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

A significant number of residential real estate loans that we own, or that underlie the securities we own, are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Balances on real estate loans collateralizing multifamily securities and business purpose real estate loans we own and may originate or acquire are larger than residential loans and in the past we have had, and may have in the future, a geographically concentrated portfolio of such loans and securities. Real estate loans collateralizing consolidated multifamily securities and business purpose real estate loans we currently own are generally concentrated in California, Florida, Texas, New Jersey, and Connecticut.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from real estate loans, investments, and securities. If unanticipated losses occur within the first few years after a loan is originated, an investment is made, or a securitization is completed, those losses could have a greater negative impact on our investment returns than unanticipated losses on more seasoned loans, investments, or securities. In addition, higher levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of principal and interest that is due to us under the terms of the securities backed by that pool. This would also lower our economic returns. The timing of credit losses could be affected by the creditworthiness of the borrower, the borrower’s willingness and ability to continue to make payments, and new legislation, legal actions, or programs that allow for the modification of loans or rental obligations, or ability for borrowers or tenants to get relief through forbearance, bankruptcy or other avenues.

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

Residential mortgage loan borrowers that have been negatively impacted by the pandemic may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. This could be due to an inability to make such payments, an unwillingness to make such payments, or a temporary or permanent waiver of the requirement to make such payments, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program. Such forbearance, waiver, or maturity extension may be available as a result of a government-sponsored or ‑imposed program or under any such agreement or program we or our sub-servicers may otherwise offer to mortgage borrowers. To the extent mortgage loan borrowers do not make payments on their loans, the value of residential mortgage loans and residential mortgage-backed securities we own will likely be impaired, potentially materially. Additionally, to the extent the pandemic impacts local, regional or national economic conditions, the value of residential real estate may decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

We are exposed to the negative financial impact of pandemic-related and other payment forbearances with respect loans securitized in Sequoia transactions, loans held for investment or sale, and a variety of other investments, including third-party issued mortgage-backed securities, mortgage servicing rights and related cash flows, re-performing residential mortgage loans, and business purpose loans. In addition, transactions we have entered into, including to finance loans with warehouse financing providers and to sell whole loans to third parties, may be negatively impacted by pandemic-related and other payment forbearances, including by reducing our proceeds from these transactions or if we are required to repurchase impacted loans.

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

Multifamily and business purpose loans and securities backed by multifamily and business purpose mortgage loans we own are subject to similar risks as those described above with respect to residential mortgage loans, and will likely be impaired, potentially materially to the extent multifamily and business purpose loan borrowers that have been negatively impacted by the pandemic do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage backed securities we own will likely be impaired, potentially materially. Moreover, to the extent the economic impact of any such pandemic impacts local, regional or national economic conditions, the value of multifamily and residential real estate that secures multifamily and business purpose loans is likely to decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

Additionally, a significant amount of the business purpose loans that we own are short-term bridge loans that are secured by residential properties that are undergoing rehabilitation or construction and not occupied by tenants. Because these properties are generally not income producing (e.g., from rental revenue), in order to fund principal and interest payments, these borrowers may seek to renegotiate the terms of their mortgage loan, including by seeking payment forbearances, waivers, or maturity extensions as a result of being negatively impacted by the pandemic. Moreover, planned construction or rehabilitation of these properties may not be able to proceed on a timely basis or at all due to operating disruptions or government mandated moratoriums on construction, development or redevelopment. All of the foregoing factors would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

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

Some of the business purpose loans we originate or hold may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a business purpose loan is controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

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

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of pandemic or epidemic disease, warfare (including the recent outbreak of hostilities between Russia and Ukraine), economic and international trade conflicts or sanctions, the change in the U.S. presidential administration and political makeup of the Congress, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

We have significant investment and reinvestment risks.

New assets we acquire or originate may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.

Assets we acquire, originate, or invest in may not generate the economic returns and GAAP yields we expect. Realized cash flow could be significantly lower than expected and returns from new investments, originations, and acquisitions could be negative. In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our mortgage-backed securities are called (effectively sold). We may also sell assets from time to time as part of our portfolio and capital management strategies. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions resulting from the pandemic. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us.

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

To reinvest the proceeds from principal repayments we receive on our existing investments and deploy capital we raise, we may seek to originate, invest in, or acquire new assets. If the availability of new assets is limited, we may not be able to originate, invest in, or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are fewer sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase (or origination by our business purpose loan origination platform).

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in 2019 and 2020, residential mortgage interest rates generally declined, and remained at these lower levels throughout 2021, with the result that a significant portion of industry-wide origination volumes were related to residential borrowers refinancing existing mortgage loans. To the extent interest rates increase in the future, refinance loan volume is likely to decline, and this volume may not return to previous levels. A reduced volume of loan originations may make it difficult for us to acquire loans and securities. Similar factors may contribute to reduced volumes of loan originations by our business purpose loan origination platforms, which would otherwise be available for transfer to our investment portfolio.

We originate business purpose loans, but we may not be willing to provide the level of loan proceeds to the borrower or interest rate that borrowers find acceptable or that matches our competitors, which would likely reduce the volume of these types of loans that we originate.

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

We have entered into risk-sharing arrangements with Fannie Mae and Freddie Mac and have purchased credit risk transfer (CRT) securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. We may continue to make these types of credit-related investments and may also continue recent initiatives to grow our investment portfolio, including investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily securities, HEIs and securities collateralized by HEIs, and investments in excess MSRs and servicer advance investments related to pools of residential and small-balance multifamily mortgage loans. While these initiatives represent potential opportunities for future capital deployment, ultimately these initiatives may not produce sizable or attractive investment opportunities due to competition from other investors, regulatory issues, or federal housing finance reform initiatives that impact Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, in recent years we began expanding our mortgage loan purchase activity to include business purpose loans secured by non-owner occupied rental properties and bridge loans. Also, in 2019 we completed the acquisitions of two business purpose real estate loan origination platforms, CoreVest and 5 Arches, which we combined into a single platform through which we originate business purpose loans, and as a result our holdings of business purpose whole loans have increased as have our issuances and ownership of securities backed by business purpose loans under the CoreVest CAFLTM securitization label. In recent years we have also made venture capital investments, investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEIs and securities collateralized by HEIs, excess MSR investments collateralized by residential and multifamily loans, servicer advance investments related to residential mortgage loans, and a multifamily investment fund to acquire workforce housing properties.

Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. Several of these investments were complex, highly structured, and involve partnerships and joint ventures with co-investors or co-sponsors, any or all of which may limit the liquidity of such investments. Additionally, when investing in transactions with complex or novel structures, the risks associated with the transactions and structures may not be fully known to buyers and sellers. For example, we recently co-sponsored a securitization of HEIs, and continue to purchase and/or hold HEIs either for investment, sale or securitization, all of which expose us to risk of loss related to home price appreciation (or depreciation). If our assumptions regarding the valuation and rate of appreciation in value of the property securing an HEI are wrong, our returns will be reduced, and if the value of the property securing the HEI decreases, we may suffer losses, up to the total loss of our investment. Additionally, HEIs may be subject to regulatory risk from federal, state, and local regulators or may be recharacterized as debt by courts. For example, if a state mortgage regulator determines that entering into, or investing in, an HEI is activity covered by that state’s mortgage licensing statute, our investment may be at risk if we and/or our purchase and sale counterparty, who enters into the HEI with the homeowner, do not possess the applicable license.

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

As another example, in connection with our acquisitions of CoreVest and 5 Arches, we made assumptions about the cash flows and investments that will be generated from these acquisitions. Additionally, originating and investing in business purpose mortgage loans exposes us to new and different risks than our traditional residential mortgage banking activities, including higher rates of delinquency, default, foreclosure and litigation. If our assumptions are wrong, or if market conditions change, it could have a negative impact on our financial or operational results related to these acquisitions and to our business as a whole.

We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential, business purpose, and multifamily securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. In addition, our RWT HorizonsTM venture investing platform invests primarily in early-stage businesses focused in the real estate, lending, and financial technology markets. These venture investments may come in many forms and structures including convertible debt or equity, each of which exposes us to a unique set of risks, including the risk of a total loss of the amount invested. These types of investments could expose us to new, different, or increased risks that we did not anticipate, which could have a negative impact on the financial returns generated.

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

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Additionally, a portion of our recent investment activity has included financing that is either short-term securitization debt or is incurred by entities that we do not control and thus is not reflected on our balance sheet. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, as noted above, since December 2017, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of business purpose loans secured by non-owner occupied rental properties and bridge loans, completing the acquisitions of two business purpose real estate loan origination platforms, CoreVest and 5 Arches, and optimizing the size and target returns of our investment portfolio. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEIs and securities collateralized by HEIs, excess MSR and servicer advance investments collateralized by residential and multifamily loans, a whole loan investment fund created to acquire light-renovation multifamily loans, a multifamily investment fund to acquire workforce housing properties, and investments in early-stage businesses focused in the real estate, lending, and financial technology markets. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

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

For example, real estate-related securities in our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark, and is a measure of the perceived risk of the investment. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of like maturity. Floating rate securities are typically valued based on a market credit spread over LIBOR (or another floating rate index such as the Secured Overnight Financing Rate (“SOFR”)) and are affected similarly by changes in LIBOR, SOFR, or other index spreads. Excessive supply of these securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. For example, due to the volatility in financial markets resulting from the pandemic, the market value of our securities portfolio declined significantly, in a compressed time frame during 2020. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income or cash flow, whether directly, through their impact on unrealized gains or losses on available-for-sale securities and therefore our ability to realize gains on such securities, or indirectly, through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms and associated changes to behavior may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. Many national regulators are recommending U.S. Dollar LIBOR be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is uncertain. U.S. banking regulators issued supervisory guidance encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate by December 31, 2021, but certain rates based on U.S. Dollar LIBOR could continue to be published through June 2023 (but will effectively end earlier if the number of panel banks reporting to LIBOR continues to decrease). Market participants are still considering how various types of financial instruments and securitization vehicles should transition to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, causing difficult to forecast consequences. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” or index as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark” or index.

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the residential, business purpose, multifamily, and other securities we own or may own are generally illiquid - that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the real estate loans we may hold and the business purpose loans we originate. At times, the vast majority of the assets we own are likely to be illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we want or need to sell them.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2021, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued and other liabilities of consolidated entities, for which we are not liable) was $9.62 billion. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	requiring asset sales to fund the repayment of maturing debt or to meet margin calls;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes or exchangeable securities into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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

We fund the residential and business purpose loans we acquire or originate in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also force us to sell assets pledged as collateral under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Further discussion of the risk associated with our use of leverage is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth under the heading “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets, and a maximum ratio of recourse debt to stockholders’ equity. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” and in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.” Additionally, our ability to increase our borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.

Our ability to fund our business and our investment strategy depends on our securing warehouse, repurchase, or other forms of debt financing (or leverage) on acceptable terms. For example, pending the sale or securitization of a pool of mortgage loans or other assets we generally fund those mortgage loans or other assets through borrowings from warehouse, repurchase, and credit facilities, and other forms of short-term financing.

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

The use of interest rate agreements and other instruments to hedge certain of our risks may have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to seek to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. For example, in response to market dislocations during 2020 resulting from the pandemic, we made the determination that our interest rate hedges were no longer effective in hedging asset market values and we terminated or closed out substantially all of our outstanding interest rate hedges and, overall, incurred realized losses. Although we have re-established our interest rate risk hedging program, there can be no assurance that future market conditions and our financial condition in the future will enable us to maintain an effective interest rate risk hedging program. Even in times of ordinary market and economic conditions, hedging with respect to the pipeline of loans we plan to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges or hedged items. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of cash or other acceptable forms of collateral.

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other financial instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as: liquidity risk, due to the fact that there may not be a ready market into which we could sell these derivatives if needed; basis risk, which could result in a decline in value or a requirement to make a cash payment as a result of changes in interest rates; and the risk that a counterparty to a derivative is not willing or able to perform its obligations to us due to its financial condition or otherwise.

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

We enter into derivative contracts, including interest rate swaps, options, and futures, that could require us to make cash payments in certain circumstances. Such potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

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

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us and this risk is usually more pronounced during an economic downturn. The economic impact of the pandemic and the associated volatility in the financial markets has at times triggered, and is likely to trigger additional periods of economic slowdown or recession, and such conditions could jeopardize the solvency of counterparties with which we do business. Counterparties may seek to eliminate credit exposure by entering into offsetting, or “back-to-back,” hedging transactions, and the ability of a counterparty to settle a synthetic transaction may be dependent on whether the counterparties to the back-to-back transactions perform their delivery obligations. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practical and timing problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our financing counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan-level representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

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

Furthermore, if we are unable to complete the sale of these types of assets, it could have a negative impact on our business and financial results. We have a limited capacity to hold residential and business purpose loans on our balance sheet as investments, and our business is not structured to buy-and-hold the full volume of loans that we routinely acquire or originate with the intent to sell. If demand for buying whole-loans weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring or originating loans over the short or long term.

Additionally, mortgage loan borrowers that have been or continue to be negatively impacted by the pandemic may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. To the extent mortgage loan borrowers do not make payments on their loans, the value of mortgage loans we own will likely be impaired, potentially materially, as further described above under the headings “Residential mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business” and “Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business”.

Prior to originating or acquiring loans or other assets for sale, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset (or that is the obligor or a party related to an obligor of a business purpose loan we originate or acquire) refuses or is unable (e.g., due to its financial condition) to repay or repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale or origination was inaccurate.

Our ability to operate our business in the manner described above depends on the availability and productivity of our personnel and the personnel of third-party vendors. To the extent our management or personnel, or those of our key vendors, are impacted in significant numbers by natural disaster, outbreak of pandemic or epidemic disease, such as COVID-19, or other force majeure event, our business and operating results may be negatively impacted.

In addition, when selling mortgage loans or acquiring servicing rights associated with residential mortgage loans, we typically make representations and warranties to the purchaser or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence efforts. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset or pay damages, which may result in a loss. We generally only establish reserves for potential liabilities relating to representations and warranties we make if we believe that those liabilities are both probable and estimable, as determined in accordance with GAAP. As a result, we may not have reserves relating to these potential liabilities or any reserves we may establish could be inadequate. Even if we obtain representations and warranties from the counterparties from whom we acquired the loans or other assets or the borrowers to whom we made the loans, or their related parties, they may not parallel the representations and warranties we make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we make a claim for repayment or damages for a breach of representation or warranty. Furthermore, to the extent we claim that counterparties we have acquired loans from or borrowers to whom we made the loan, or their related parties, have breached their representations and warranties to us, it may adversely impact our business relationship with those counterparties, including by reducing the volume of business we conduct with those counterparties, which could negatively impact our ability to acquire loans and our business. To the extent we have significant exposure to representations and warranties made to us by one or more counterparties we acquire loans from, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

Our portfolio of business-purpose loans held for investment represents a growing portion of our overall investment portfolio, and such loans expose us to new and different risks from our traditional investments in jumbo residential mortgage loans.

A growing portion of our portfolio of loans held for investment is made up of business purpose mortgage loans. Business purpose mortgage loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Business purpose loans we own are subject to similar risks as those described above with respect to residential mortgage loans, to the extent business purpose loan borrowers that have been negatively impacted by the pandemic do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage-backed securities we own will likely be impaired, potentially materially, as further discussed under the heading “Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.”

A portion of our business purpose loan portfolio currently is, and in the future may be, delinquent and subject to increased risks of credit loss for a variety of reasons, including, without limitation, because the underlying property is too highly-leveraged or the borrower experiences financial distress. Delinquent loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

If restructuring is not successful, we may find it necessary to foreclose on the underlying property, and the foreclosure process may be lengthy and expensive, including out-of-pocket costs and increased use of our internal resources. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, or by filing for bankruptcy protection, in an effort to prolong the foreclosure action and exert negotiating pressure on us to agree to a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the loan and could, in aggregate, have a material and adverse effect on our business, results of operations and financial condition.

Additionally, bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these bridge loans has often identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral, and the principal amount and unpaid interest of the transitional loan and other loans on the property (if any) that are senior to ours. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEIs. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets (including HEIs) prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans or other assets accumulated for that purpose, which may hurt our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity, the risks related to our ability to complete securitization transactions after we have accumulated loans or assets for that purpose, and the risks associated with the due diligence we conduct, and the representations and warranties we make, in connection with securitization activity are similar to the risks associated with acquiring and originating loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans and originating business purpose mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.”

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

In addition, the securitization trusts or other securitization entities that own collateral underlying securitization transactions may be held liable for acts of third parties. For example, the CFPB has asserted the power to investigate and bring enforcement actions directly against securitization entities for the bad acts of the entities’ servicers or subservicers. On December 13, 2021, in an action brought by the CFPB, the U.S. District Court for the District of Delaware in CFPB v. Nat’l Collegiate Master Student Loan Trust, No. 1:17-cv-1323-SB (D. Del.) (the “Student Loan ABS Litigation”), denied a motion to dismiss filed by a securitization trust, holding that the trust is a “covered person” under the Dodd-Frank Act because it engages in the servicing of loans, even if through third-party servicers or subservicers. The Court did not decide at this time whether the trust could be held liable for the conduct of its servicer(s) or subservicer(s), only that the trust could be subject to an enforcement action related to the acts of its servicer. The Student Loan ABS Litigation is ongoing, including through an appeal of the District Court’s decision on this motion to dismiss. If upheld on appeal, the CFPB may rely on the decision as precedent in investigating and bringing future enforcement actions against other securitization entities, including entities we sponsor or invest in.

There may be defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans or other assets and establish their rights as first priority lien holders on underlying mortgaged property or other assets. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

Furthermore, we may sponsor or invest in securitization transactions of a type that are either new to Redwood or new securitization products entirely. For example, during 2021, we co-sponsored a securitization of HEIs and completed our first securitization collateralized by business purpose bridge loans. The risks described above may be particularly pronounced with new transactions (or those new to Redwood) given the lower degree of institutional or industry knowledge of, experience with, and/or lack of a mature market for, these products.

The effects of the pandemic have, at times, and could again negatively impact our operating platforms, including our business purpose loan origination and residential loan purchase activities.

The effects of the pandemic have, at times, and could again adversely impact our business and operations due to temporary or lasting changes involving the status, practices and procedures of our operating platforms, including with respect to loan origination and loan purchase activities. For example, in the first half of 2020, the impact of the pandemic caused us to temporarily limit our residential loan purchases and reduce our business purpose loan origination activities. Certain of these counterparties believed that we breached actual or perceived obligations to them, and subjected us to litigation and claims, which we subsequently resolved or accrued for estimated costs. Any future adverse impacts on our business or operations due to changes in the status, practices and procedures of our operating platforms could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. Moreover, in the event of renewed disruptions to the normal operation of mortgage finance markets, our operations focused on acquiring and distributing residential mortgage loans and originating and distributing business purpose loans may not be able to function efficiently because of, among other factors, an inability to access short-term or long-term financing for mortgage loans, a disruption to the market for securitization transactions, or our inability to access these markets or execute securitization transactions. Any or all of these impacts could result in reduced (or negative) mortgage banking income and gain on sale income, and reduced net interest income, all of which would negatively impact our financial results.

In connection with our operating and investment activity, we rely on third parties to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring and originating loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure or inability to perform, including failure to perform due to the impact of the pandemic on such third party’s ability to operate, including due to the bankruptcy of one or more loan servicers, or reasons such as fraud, negligence, errors, miscalculations, workforce or supply chain disruptions, or insolvency. For example, as a result of the pandemic, residential mortgage subservicers received an unprecedented level of requests from mortgage borrowers for payment forbearances and, as a result, their operational infrastructures may not have properly processed this increased volume of requests effectively or in a manner that is in our best interests. Many loan servicers have been accused of improprieties in the handling of loan modification or foreclosure processes with respect to residential mortgage loans that have gone into default. To the extent a third-party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed. Moreover, the CFPB has indicated that under the Biden presidential administration it intends to revitalize enforcement of fair lending laws and prioritize protecting consumers facing financial hardship due to COVID-19 and racial equity including through supervisory and enforcement activity directed at mortgage sub-servicer performance. As another example, our residential lending and business purpose lending segments utilize third-party appraisals during the loan underwriting process, obtained on the collateral underlying each prospective mortgage. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans, which could have a material and adverse effect on our business, results of operations and financial condition. Additionally, our business purpose loan origination platforms may utilize third party inspectors in connection with funding advances on bridge loans for rehabilitation or ground-up construction. These third parties may be required to certify a borrower’s eligibility for advances based on the satisfaction of construction milestones. In the past we have experienced, and may in the future experience, fraudulent or negligent activity among borrowers and certain of these third parties that has led to the disbursement of under-collateralized funds and could cause us to incur financial losses on loans we have originated.

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions, whether resulting from a change in law effected or prompted by the Student Loan ABS Litigation, or otherwise, as discussed above under the Risk Factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEIs. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks”. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further below under the risk factor titled “Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results.” When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

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

Our ability to execute or participate in future securitization transactions, including, in particular, securitizations of residential and business purpose mortgage loans, could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in or contribute to the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with executing securitization transactions.

Various federal and state laws and regulations impact our ability to execute securitization transactions, including the Dodd-Frank Act. Provisions of the Dodd-Frank Act relate, among other things, to the legal and regulatory framework under which ABS, including RMBS and securities backed by business purpose mortgage loans, are issued through the execution of securitization transactions. In addition, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation have published regulations relating to the issuance of ABS, including RMBS. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way residential mortgage loans are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For an example, please refer to the risk factor titled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.”

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

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks’ and other regulated financial institutions’ holdings of ABS, could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that originate, acquire, and hold residential and business purpose mortgage loans, multifamily real estate loans, and other types of assets and execute securitization transactions.

Our ability to profitably execute or participate in future securitizations transactions, including, in particular, securitizations of residential and business purpose mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for (or cost of originating) the mortgage loans that we securitize, which, in the case of residential mortgage loans, for example, is impacted by the level of competition in the marketplace for acquiring mortgage loans and the relative desirability to originators of retaining mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

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

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential or business purpose mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Our past and future loan origination and securitization activities or other past and future business or operating activities or practices could expose us to litigation, which may adversely affect our business and financial results.

Through certain of our wholly-owned subsidiaries we have in the past engaged in or participated in loan origination and securitization transactions relating to residential mortgage loans, business purpose mortgage loans, multifamily mortgage loans, commercial real estate loans, HEIs, and other types of assets. In the future we expect to continue to engage in or participate in loan origination and securitization transactions, including, in particular, securitization transactions relating to residential and business purpose mortgage loans and HEIs, and may also engage in other types of securitization transactions or similar transactions. Sequoia securitization entities we sponsored issued ABS under our SEMT™ label, backed by residential mortgage loans held by these Sequoia entities. Similarly, CoreVest securitization entities (or “CAFL entities”) we sponsor issued ABS under our CAFL™ label, backed by business purpose mortgage loans held by these CAFL entities. In Acacia securitization transactions we participated in, Acacia securitization entities issued ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, changes in interest rates, and other factors, the aggregate cash flows from the loans held by the Sequoia and CAFL entities and the securities and other assets held by the Acacia entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. While we are not directly liable for any of the ABS issued by these entities, third parties who hold the ABS issued by these entities may nevertheless try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions. Additionally, holders of ABS issued by CAFL entities prior to our acquisition of CoreVest may make claims against us for losses arising from activities that occurred prior to our acquisition.

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in the Superior Court for the State of Washington against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint related in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleged that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Washington state law. We have also been named in other similar lawsuits and may again be named in such lawsuits in the future. A further discussion of these lawsuits is set forth in Note 16 to the Financial Statements within this Annual Report on Form 10-K. For another example, refer to the risk factor below, titled “Litigation of the type initiated against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.”

Other aspects of our business operations or practices could also expose us to litigation. In the ordinary course of our business we enter into agreements relating to, among other things, loans we originate and acquire and investments we make, assets and loans we sell, financing transactions, venture capital investments, third parties we retain to provide us with goods and services, and our leased office space. We also regularly enter into confidentiality agreements with third parties under which we receive confidential information. If we breach any of these agreements, we could be subject to claims for damages and related litigation. For example, when we sell whole loans in the secondary market, we are required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify investors in the event we breach a representation or warranty made to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the borrower or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the borrower or correspondent seller. Financing for repurchased loans may be limited or unavailable, and may incur a steep discount to their repurchase price from financing counterparties. They are also typically sold at a significant discount to the loan's unpaid principal balance. Significant repurchase activity could harm our business, cash flow, results of operations and financial condition.

As a result of past or future actions of our business purpose lending platforms, we may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses. A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could also be subject to litigation, including class action litigation, or regulatory enforcement action, including enforcement action initiated by the CFPB, relating to residential mortgage servicer performance failing to adhere to requirements governing forbearance and foreclosure as a result of the pandemic or other servicer misconduct. As discussed above under the Risk Factor heading, “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEIs. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks”, the Student Loan ABS Litigation may introduce additional theories of securitization entity liability resulting from third-party servicer misconduct. Additionally, federal regulators under the Biden presidential administration have signaled a renewed focus on fair lending and fair servicing guidelines and practices to identify potential discriminatory loss mitigation and foreclosure practices and hold residential mortgage servicers accountable. We cannot assure investors that such claims will not arise through litigation or regulatory action or that we will not be subject to significant liability if a claim of this type did arise. Additionally, we could be subject to such claims relating to activities that occurred at 5 Arches and CoreVest prior to, or following, our acquisitions of those platforms.

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

Our acquisitions of 5 Arches and CoreVest, or future acquisition targets, could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

During 2019, we completed the acquisitions of two business purpose real estate loan origination platforms, 5 Arches and CoreVest, which we subsequently combined into one platform to originate business purpose loans. In the future, we may engage in additional business acquisition activity. If we experience challenges related to business acquisitions that we do not anticipate or cannot mitigate, the returns we expected with respect to these investments may not be generated. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments.

Our business purpose loan origination platform is dependent upon conditions in the investor real estate market, and conditions that negatively impact this market may reduce demand for our loans and adversely impact our business, results of operations and financial condition. Our borrowers are primarily owners of residential rental and small multifamily properties, and residential properties for rehabilitation and subsequent resale or rental. Accordingly, the success of our business is closely tied to the overall success of the investors and small business owners in these markets. Various changes in real estate conditions may impact this market. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations.

Directly originating mortgage loans could also expose us to increased risks compared to our historical mortgage banking activities, including increased regulation by federal and state authorities, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions or the business of originating mortgage loans. Additionally, CoreVest engages in and sponsors securitization transactions under the CAFL™ label relating to SFR mortgage loans and, more recently, bridge loans, and in connection with the acquisition of CoreVest, we acquired, and we expect to continue to retain, mortgage-backed securities issued in CAFL™ securitization transactions. These securitization transactions and investments expose us to potentially material risks, in the same manner as described in the risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.”

Additionally, in connection with our acquisitions of CoreVest and 5 Arches, a portion of the purchase price of each acquisition was allocated to goodwill and intangible assets. In any future acquisition transaction, a portion of the purchase price may also be allocated to goodwill and intangible assets. The amount of the purchase price which is allocated to goodwill and intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Accounting standards require that we test goodwill and intangible assets for impairment at least annually (or more frequently if impairment indicators arise). As a result of the pandemic and its impact on our business, following an impairment assessment, we recorded a non-cash goodwill impairment expense and wrote down the entire $89 million remaining value of our goodwill asset associated with our acquisitions of 5 Arches and CoreVest in the first quarter of 2020. In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment at March 31, 2020 and determined they were not impaired. As of December 31, 2021, $42 million of intangible assets were recorded on our consolidated balance sheet. If, in the future, we determine intangible assets are impaired, we will be required to write down the value of this asset, as we did with our goodwill asset, up to the entire balance. Any write-down would have a negative effect on our consolidated financial statements.

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

Additionally, the effects of the pandemic have, at times, adversely impacted and could again adversely impact our ability to access debt and equity capital on attractive terms, or at all. Any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability and mortgage loan borrowers’ ability to make regular payments of principal and interest (e.g., due to unemployment, underemployment, or reduced income or revenues, including as a result of tenants' inability to make rental payments) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities. Any of foregoing circumstances could increase margin calls under our borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under our borrowing facilities or have a material adverse effect on the value of investment assets we hold or our business, financial condition, results of operations and cash flows.

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

Initiating new business activities or significantly expanding or reorganizing our existing business activities may expose us to new risks, could fail to result in the expected benefits, and could increase our cost of doing business.

Initiating new business activities or significantly expanding or reorganizing existing business activities, including through acquisitions or corporate structure changes, are ways to grow our business, implement our long-term strategy, and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative or reorganization may not be sufficient to offset the initial and ongoing costs of that initiative or reorganization, which would result in a loss with respect to that initiative or reorganization.

For example, in recent years, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of business purpose loans secured by non-owner occupied rental properties and bridge loans, completing the acquisitions of two business purpose real estate loan origination platforms, reorganizing those two acquired origination platforms into a single platform, and optimizing the size and target returns of our investment portfolio. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEIs and securities collateralized by HEIs, excess MSR and servicer advance investments collateralized by residential and multifamily loans, a whole loan investment fund created to acquire light-renovation multifamily loans, and a multifamily investment fund to acquire workforce housing properties. Additionally, we have made, and continue to make, early-stage venture capital investments through our RWT Horizons™ investment platform. Further discussion of these business changes is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.”

In connection with initiating new business activities or expanding or reorganizing existing business activities, to support growth or for other business reasons, we may create new subsidiaries or alter or reorganize our corporate structure. Frequently, these subsidiaries would be wholly-owned, directly or indirectly, by Redwood, but we may also create or participate in partnerships and joint ventures with third-party co-investors and in those cases, the entities may be partially-owned by Redwood. The creation of those subsidiaries or the implementation of any partnership, joint venture or reorganization may increase our administrative costs and expose us to other legal and reporting obligations, including, for example, because new subsidiaries may be incorporated in states other than Maryland or may be established in a foreign jurisdiction, or new or restructured business activities may be subject to additional regulation. Any new subsidiary we create may elect, together with us, to be treated as, or similarly to, a REIT (e.g., a qualified REIT subsidiary) or as a taxable REIT subsidiary. Taxable REIT subsidiaries are wholly-owned or partially-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. A taxable REIT subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income and any dividends paid to the parent are generally recognized as income at the parent level. With respect to subsidiaries formed as partnerships or joint ventures with third-party co-investors, we may be a passive partner or investor, or otherwise unable to exert operational control over these subsidiaries, which may expose us to risks associated with the conduct of those in control, including total loss of our investment.

We regularly evaluate our corporate structure in light of our business activities, opportunities and strategic growth plans. For example, growth and expansion of our mortgage banking platforms may reach a scale at which our current corporate structure (and/or which of the entities within our structure should elect to be taxed as a REIT, as a qualified REIT subsidiary, or as a taxable REIT subsidiary), should be altered or reorganized to further support our strategic and business plans. As part of these regular evaluations, we generally compare maintaining our current corporate structure and REIT elections to a range of alternatives including creating new subsidiaries, altering our REIT elections, participating in partnerships or joint ventures, and various structural changes that would involve the separation of one of more of our business units or segments. Any such alteration or reorganization of our corporate structure or our REIT elections could be complex, time consuming, and involve significant initial transaction costs. Additionally, any such alteration or reorganization could expose us to new risks or potential liabilities for failure to meet regulatory or tax-related requirements, including the maintenance of our REIT status. If we were to determine to pursue an alteration or reorganization of our corporate structure, it is not certain that we would be successful in completing it, or if we did, that we would be able to manage any associated new risks, complexities or compliance requirements. Moreover, the evaluation, analysis and strategic planning that originally supported any such alteration or reorganization could fail to result in the expected benefits, including because of changed circumstances or unanticipated risks, or not be sufficient to offset the initial and ongoing costs of pursuing it. Our business and the markets we operate in are constantly evolving and our efforts to initiate new business activities or significantly expand or reorganize existing business activities, including through acquisitions or structural changes, as ways to grow our business, implement our long-term strategy, and respond to changing circumstances may not be successful and may expose us to new risks and regulatory compliance requirements.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including our executive officers and other business leaders that are part of our management team. To the extent personnel we attempt to hire, or have already hired, are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire or retain the personnel we need to operate our business. Furthermore, as unemployment rates have decreased and/or stabilized at normal levels, the market for attracting and retaining human resources has become increasingly competitive and costly. We cannot assure you that we will be able to attract and retain key personnel in line with historical cost levels, or at all.

Additionally, the effects of the pandemic have, at times, adversely impacted, and may, in the future, adversely impact our financial condition and results of operations due to interrupted service and availability of personnel, and an inability to recruit, attract and retain skilled personnel. To the extent our management teams or personnel are impacted in significant numbers by the pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Moreover, the negative impacts of the pandemic necessitated a reduction in our workforce in April 2020 and additional reductions in our workforce could become necessary if business or economic conditions deteriorate, which could negatively impact our business and results of operations. Additionally, the pandemic could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or is ineffectually implemented or deployed during a disruption.

Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, as well as those of certain third parties and affiliates upon which we rely, including computer systems, related software applications and data centers. The websites and computer/telecommunication networks we rely upon must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate loan application and loan acquisition experiences that equal or exceed the experience provided by our competitors. In addition, we rely on our computer hardware and software systems in order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements. Some of these systems are located at our offices and some are maintained by third party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results.

We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power outages, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, the pandemic, and other similar events, and our business continuity and disaster recovery planning may not be sufficient for all situations. For example, in response to the pandemic in March 2020, we shifted to having most of our team members work remotely, with team members remotely accessing our secure networks through their home networks. Many of our employees, depending on their role and job functions, continue to work remotely on a full-time or hybrid basis, and our security protocols for remote work may prove to be inadequate to prevent unauthorized access or disruption to information systems. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Prolonged outages in our or third parties’ systems upon which we rely may not have a suitable backup or workaround. Any such disruption could interrupt or delay our ability to provide services to our loan sellers and loan applicants, and could also impair the ability of third parties to provide critical services to us.

In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems or data. Improper access could expose us to risks of data loss or the unavailability of key systems, reputational damage, increased regulatory scrutiny and/or fines/penalties, fraud, litigation, and liabilities to third parties, and otherwise disrupt our operations. Further discussion is set forth in the risk factor titled “Maintaining cybersecurity and data security and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or data security or a violation of law could result in serious harm to our reputation and have a material adverse impact on our business and financial results”.

We may not be able to make technological improvements as quickly as demanded by our loan sellers and borrowers, which could harm our ability to attract loan sellers and borrowers and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve clients and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our loans sellers and borrowers by using technology, such as mobile and online services, like our Redwood Live application and customer portal, to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our loan sellers and borrowers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract investors, or loan sellers and borrowers, and adversely affect our results of operations, financial condition and liquidity.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities, such as mortgage operations risk, legal and compliance risk, human resources-related risk, data privacy, cybersecurity and technology-related risk, and financial reporting risk. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified for mitigation, or to identify additional risks to which we may become subject in the future. Expansion of our business activities, including through acquisitions, generally also results in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases. Further discussion is set forth in the risk factor titled “Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.”

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions, use our assets improperly or without authorization, compromise our physical or technological security, perform improper activities, use confidential information for improper purposes, or mis-record or otherwise try to hide improper activities from us. This type of misconduct could also relate to loan administration or other services that we provide for others. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by employees, contractors, or others could subject us to losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

Inadvertent errors, including, for example, errors in the implementation of information technology systems, could subject us to financial loss, litigation, or regulatory action.

Our employees, contractors we use, and other third parties with whom we have relationships may make inadvertent errors, or fall prey to social engineering attacks or other fraud schemes, that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others, or mistakes related to settling payment obligations, including with respect to wire transfers. Errors in the implementation of information technology systems, compliance systems and procedures, or other operational systems and procedures could also interrupt our business or subject us to financial losses, claims, or enforcement actions. Errors could also result in the inadvertent disclosure of mortgage-borrower non-public personal information. Inadvertent errors expose us to the risk of material losses until the errors are detected and remedied prior to the occurrence of any loss. The risk of errors may be greater for business activities that are new for us or have non-standardized terms, for areas of our business that we are have rapidly expanded or are in the process of expanding, or for areas of our business that rely on new employees or on third parties that we have only recently established relationships with. Further discussion is set forth in the risk factor titled “Maintaining cybersecurity and data security and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or data security or a violation of law could result in serious harm to our reputation and have a material adverse impact on our business and financial results”.

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or be the result of a failure in governance, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Lawsuits brought against us (or the resolution of lawsuits brought against us), claims of employee misconduct, claims of wrongful termination, adverse publicity, conflicts of interest, ethical issues, or failure to maintain the security of our information technology systems or to protect non-public personal information could also cause significant reputational damage. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, the ability to recruit and retain human resources, and the ability to access liquidity through borrowing facilities.

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

Over time, accounting principles, conventions, rules, and interpretations change, which could affect our reported GAAP and taxable earnings and stockholders’ equity.

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

From time to time, U.S. federal, state, and local governments make substantive changes to income tax laws, rules and regulations impacting the housing market, mortgage finance markets, and/or our business. For example, in 2018 the Tax Cuts and Jobs Act, among other things and subject to certain exceptions, reduced for individuals the annual residential mortgage-interest deduction for purchase money mortgage debt, as well as eliminated for individuals the deduction for interest with respect to home equity indebtedness. Changes such as these, or other unknown or unknowable future changes to income tax laws and regulations, could adversely impact home prices, liquidity among mortgage borrowers, borrower delinquencies, market values of mortgages or mortgage-backed securities, origination volumes or our volume of business activity, and other aspects of the markets within which we operate, all of which could negatively impact our business and financial results.

State and/or local rent control or rent stabilization regulations may reduce the value of single-family rental or multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own. As a result, the value of these types of mortgage loans, securities, and other investments may be negatively impacted, which impacts could be material.

Numerous counties and municipalities, including those in which certain of the properties securing SFR and multifamily mortgage loans we own, or those underlying the securities or other investments we own, are located, impose rent control or rent stabilization rules on apartment buildings. These ordinances may limit rent increases to fixed percentages, to percentages of increases in the consumer price index, to increases set or approved by a governmental agency, or to increases determined through mediation or binding arbitration. In some jurisdictions, including, for example, New York City, many apartment buildings are subject to rent stabilization and some units are subject to rent control. These regulations, among other things, may limit the ability of single-family rental and multifamily property owners who have borrowed money (including in the form of mortgage debt) to finance their property or properties to raise rents above specified percentages. Any limitations on a borrower’s ability to raise property rents may impair such borrower’s ability to repair or renovate the mortgaged property, repay its mortgage loan or, in the case of a fixed cap on increases, keep pace with a rise in inflation.

Some states, counties and municipalities have imposed or may impose in the future stricter rent control regulations. For example, in 2019, the New York State Senate passed the Housing Stability and Tenant Protection Act of 2019 (the “HSTP Act”), which, among other things, limits the ability of landlords to increase rents in rent stabilized apartments in New York State at the time of lease renewal and after a vacancy. The HSTP Act also limits potential rent increases for major capital improvements and for individual apartment improvements in such rent stabilized apartments. In addition, the HSTP Act permits certain qualified localities in the State of New York to implement the rent stabilization system. In addition, the California State Assembly passed Assembly Bill 1482 (“AB 1482”), which, among other things, will prevent landlords in California from increasing the gross rental rate by more than 5% plus the percentage change in the cost of living in any 12-month period and require landlords to have “just cause” when evicting a tenant that has continuously and lawfully occupied a residential property for 12 months. Such “just cause” may include, among other things, the failure to pay rent, causing damage or destruction to the property, and assigning or subletting the premises in violation of the tenant’s lease. In addition, the Oregon State House passed Senate Bill 608 (“SB 608”), which, among other things, will limit rent increases to 7% each year, in addition to inflation, and would, in most cases, require landlords to provide notice and give a reason for evicting tenants. The HSTP Act, AB 1482 or SB 608 may reduce the value of the SFR and multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own, that are located in the States of New York, California or Oregon, respectively, that are subject to the applicable rent control regulations. The value of SFR and multifamily mortgage loans, securities, and other investments we own may be negatively impacted by rent control or rent stabilization laws, regulations, or ordinances, which impacts may be material.

We may not be able to obtain or maintain the governmental licenses required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business of acquiring residential mortgage loans and servicing rights and originating business purpose real estate loans. We are approved to service residential mortgage loans sold to Freddie Mac and Fannie Mae and failure to maintain our status as an approved servicer could harm our business.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential and business purpose mortgage loans in the secondary market, and the origination of business purpose loans, may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans and certain business purpose mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain or maintain all of the licenses we need or that we would not experience significant delays in obtaining or maintaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring or originating mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

For example, under the Dodd-Frank Act, the CFPB also has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, authority to bring an enforcement action against us for failure to comply with regulations promulgated by the CFPB that are applicable to our business. One of the CFPB’s areas of focus has been on whether companies like Redwood take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicers we retain to directly service residential mortgage loans (when we own the associated MSRs) are among our most significant service providers with respect to our residential mortgage banking activities and our failure to take steps to ensure that these sub-servicers are servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the CFPB against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation. Furthermore, failure of sub-servicers who service securitized loans could result in the associated securitization entity being held liable for the sub-servicer’s actions, which could result in losses to us, including as a result of a reduction in the value of mortgage securities issued by such entities that we hold as investments. Further discussion is set forth in the risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEIs. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks”.

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

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s “TRID”, “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. In particular, the CFPB's "qualified mortgage" regulations are in a transition phase that began on March 1, 2021 and is scheduled to end on October 1, 2022, during which both the current regulations and updated "qualified mortgage" regulations will be in effect, which may introduce interpretive and implementation questions and challenges. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. Moreover, the CFPB has announced that, with respect to the “qualified mortgage” regulations, they may continue to analyze the updated regulations and revisit whether additional updates should be made to these regulations, further introducing uncertainty around these regulations, which could negatively impact our residential mortgage banking business.

Environmental protection laws that apply to properties that secure or underlie our loan and investment portfolio could result in losses to us. We may also be exposed to environmental liabilities with respect to properties of which we become direct or indirect owners or to which we take title, which could adversely affect our business and financial results.

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

In the course of our business, we may take title to real estate or otherwise become direct or indirect owners of real estate, including in the event of foreclosure on mortgage loans and through our participation in an investment fund to acquire workforce housing properties. If we do take title, and when we are a direct or indirect owner, we could be subject to environmental liabilities with respect to the property, including liability to a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs. In addition, we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business and financial results could be materially and adversely affected.

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

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible or exchangeable debt, or other types of debt securities. As of December 31, 2021, we had approximately 275 million unissued shares of stock authorized for issuance under our charter (although approximately 55 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, ATM offering program, and outstanding convertible notes and exchangeable notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

Our charter limits the liability of our directors and officers to us and to shareholders for pecuniary damages to the fullest extent permitted by Maryland law. In addition, our charter and bylaws can require us to indemnify our officers and directors (and those of our subsidiaries and affiliates) to the maximum extent permitted by Maryland law in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us. In addition, we have entered into, and may in the future enter into, indemnification agreements with our directors and certain of our officers and the directors and certain of the officers of certain of our subsidiaries and affiliates which obligate us to indemnify them against certain losses relating to their service to us and the related costs of defense.

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

As of February 21, 2022, based on filings of Schedules 13D and 13G with the SEC, we believe that three institutional shareholders each owned approximately 5% or more of our outstanding common stock (and we believe one of these shareholders owned approximately 17.7% of our outstanding common stock) and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 70% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock or, to the extent our common stock is included in an industry or other broad-based market index and ceases to be so included, it could have an adverse effect on the market price of our common stock.

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

We may issue additional shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in public offerings or private placements (including, for example, as consideration in an acquisition transaction), and holders of our outstanding convertible notes or exchangeable securities may convert those securities into shares of common stock. In addition, we may issue additional shares of common stock to participants in our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our employee stock purchase plan, our incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in future share issuances, which may dilute existing shareholders’ interests in us. In addition, if market participants buy shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

At December 31, 2021, our directors and executive officers beneficially owned, in the aggregate, approximately 2% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

In the year ended December 31, 2021, we paid $92 million of cash dividends on our common stock, representing cumulative dividends of $0.78 per share. Our ability to continue to pay quarterly dividends in the future may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2021. Further, we may consider paying future dividends, if at all, in shares of common stock, cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends would be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations, which, among other things, could result in dilution to existing stockholders.

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

In addition, the rate at which holders of our common stock are taxed on dividends we pay and the characterization of our dividend — be it ordinary income, qualified dividends, long-term capital gains, or a return of capital — could have an impact on the market price of our common stock. After we announce the expected characterization of dividend distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the dividend distributions they have received) could vary from our expectations, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an audit by the IRS, with the result that holders of our common stock could incur greater income tax liabilities than expected.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may satisfy the REIT 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, as modified by Revenue Procedure 2021-53, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend (or 10% for dividends declared after November 1, 2021 and before June 30, 2022) is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

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

The market price of our common stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our common stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

•	The market for similar securities issued by other REITs and other competitors of ours.

•	Changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our common stock.

•	Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.

•	General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, and credit performance and the markets for the types of assets we hold or invest in.

•	Proposals to significantly change the manner in which financial markets, financial institutions, and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.

•	Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations (whether due to fraud or other factors), terrorist attacks, warfare (including the recent outbreak of hostilities between Russia and Ukraine), natural or man-made disasters, the outbreak of pandemic or epidemic disease, or threatened or actual armed conflicts.

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
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2028
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2031
Englewood, CO 80112

4 Park Plaza, Suite 900	2027
Irvine, CA 92614

650 Fifth Avenue, Suite 2120	2025
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 21, 2022, our common stock was held by approximately 556 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 44,850. At February 21, 2022, there were 120,169,045 shares of common stock outstanding.
The cash dividends declared on our common stock for each full quarterly period during 2021 and 2020 were as follows:

	Common Dividends Declared
	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2021
Fourth Quarter	12/17/2021	12/28/2021	$0.23	Regular
Third Quarter	9/23/2021	9/30/2021	$0.21	Regular
Second Quarter	6/23/2021	6/30/2021	$0.18	Regular
First Quarter	3/24/2021	3/31/2021	$0.16	Regular
Total			$0.78

Year Ended December 31, 2020
Fourth Quarter	12/17/2020	12/29/2020	$0.14	Regular
Third Quarter	9/22/2020	9/29/2020	$0.14	Regular
Second Quarter	6/22/2020	6/29/2020	$0.125	Regular
First Quarter	3/16/2020	3/30/2020	$0.32	Regular
Total			$0.725
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 27, 2022, for dividend distributions made in 2021, we expect our dividends paid in 2021 to be characterized as 74% ordinary income and 26% qualified dividends. None of the dividend distributions made in 2021 are expected to be characterized for federal income tax purposes as a return of capital or long-term capital gain dividends.
During the year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2021, we did not repurchase any shares of our common stock pursuant to this authorization. During the year ended December 31, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At December 31, 2021, $78 million of this current total authorization remained available for repurchases of shares of our common stock.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2021.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Per Share Data)
October 1, 2021 - October 31, 2021	—	(1)	$12.89	—	$—
November 1, 2021 - November 30, 2021	—		$—	—	$—
December 1, 2021 - December 31, 2021	—		$—	—	$78,369
Total	—		$12.89	—	$78,369
(1)Represents fewer than 1,000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the FTSE NAREIT Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2016. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year - Cumulative Total Return Comparison
December 31, 2016 through December 31, 2021
Index Value
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
RWT
NAREIT
S&P 500

	2016	2017	2018	2019	2020	2021
Redwood Trust, Inc.	100	104	114	135	77	124
FTSE NAREIT Mortgage REIT Index	100	120	117	141	115	133
S&P Composite-500 Index	100	122	116	153	181	233

ITEM 6. [RESERVED]

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six main sections:
•    Overview
•    Results of Operations
–Consolidated Results of Operations
–Results of Operations by Segment
–Income Taxes
•    Liquidity and Capital Resources
•    Critical Accounting Estimates
•Market and Other risks

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, such as those discussed in the Cautionary Statement in Part I, Item 1, Business and in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential, business purpose and multifamily assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio.
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
For a full description of our segments, see Part I, Item 1—Business in this Annual Report on Form 10-K.

Business Update
The fourth quarter of 2021 completed a transformative year for our Company. During 2021, our operating platforms continued to profitably scale, and we executed on our capital deployment goals while advancing key strategic objectives in technology and in our mortgage banking activities. For fiscal year 2021, we produced a 25% return on equity, delivered four consecutive quarterly dividend increases, generated an annual total shareholder return ("TSR") of over 60%, and recorded a 22% increase in book value year-over-year. Going forward, we believe the diversity of our revenue streams, notably the resiliency they have shown in the past during periods of rising interest rates, positions us well to navigate current market conditions.
As we ended 2021 and entered 2022, the interest rate environment has quickly become challenging for mortgage companies. The economy continues to be impacted by the COVID-19 pandemic, inflation has reached a 40-year high, and the Federal Reserve has signaled its expectation to react with an aggressive response to tighten monetary policy. Higher interest rates are already reflected in benchmark yields that recently reached their highest levels since 2019. Moreover, the global economic outlook has been clouded by tensions and hostility between Russia and Ukraine, introducing additional uncertainty into financial markets.
As a housing finance company, we confront many of the same challenges as other market participants, but important differences underpin our business opportunities. We believe Redwood’s business model is not as dependent as others on low interest rates, quantitative easing, or market expectations of strong economic growth. For example, during the last cycle of rising interest rates that began in late 2015, Redwood's book value increased as long-term interest rates rose and inflation expectations fell. We believe our model has evolved even further since that time to include revenue streams less correlated with the direction of changing benchmark interest rates.
A key example of this strategic evolution has been our expansion into business purpose lending (“BPL”), which began in 2018 and allowed us to access a growing cohort of investors seeking to refurbish antiquated housing stock for resale or rent. Our Business Purpose Mortgage Banking business serves large and growing markets not fully addressed by government lending programs, and as such is positioned to generate recurring revenue streams. Our BPL business has provided balance and depth to our mortgage banking platform across a variety of interest rate and credit scenarios.
Our BPL platform funded over $700 million of loans during the fourth quarter of 2021, including over $340 million in December 2021, contributing to overall funding of $2.3 billion for the full year, significant milestones for the platform. Having recently completed $15 billion in loan closings since its inception, CoreVest continues to scale while serving borrowers efficiently. Our BPL platform also continues to broaden its distribution capabilities, including by selling approximately $200 million of single-family rental loans to a large institutional buyer during the fourth quarter of 2021.
Our CoreVest BPL platform enters 2022 with a significant pipeline of activity and a strong outlook. Consistent growth in demand for single-family rentals continues to attract increased equity capital to this market, a trend we expect to continue even as interest rates rise. Business purpose loans generally feature either a floating interest rate for the duration of the loan, or sometimes a fixed rate that is determined shortly prior to funding, mitigating the interest rate exposure market participants incur in managing a traditional residential mortgage pipeline. We have recently experienced an increase in demand for financing from CoreVest’s borrower base, evidenced by higher origination volumes across all lending products, particularly in the build-for-rent and multifamily sectors. We also see opportunities to enhance our direct origination capabilities through third-party loan acquisition channels, the expansion of our new residential transition loan ("RTL") securitization platform, and opportunities to further scale our platform through partnerships or additional acquisitions.
Our Investment Portfolio deployed $222 million of capital into investments in the fourth quarter of 2021, the most in a single quarter since the pandemic began. This included $135 million in third-party investments, demonstrating our ability to capitalize on challenging market conditions. Our purchases included agency credit risk transfer ("CRT") securities as well as home equity investments (“HEI”), following our securitization of HEI in the third quarter of 2021. We also continued to call securities backed by seasoned jumbo and single-family rental loans at attractive prices, which provides us a future opportunity to sell or re-securitize the underlying loans. Despite moderately slowing prepayment speeds, our near- to medium-term outlook for call activity remains heightened given the strong housing market. Market conditions to date in the first quarter of 2022 are negatively impacting the value of many of our current portfolio assets; however, at the same time they are creating favorable market conditions to deploy our available capital, and we continue to find ways to raise additional capital accretively through innovative distribution channels and efficient capital management programs. Our approach has allowed us to remain opportunistic while funding near-term capital needs for our operating and investing platforms.

Our Residential mortgage banking platform encountered challenging market conditions in the fourth quarter of 2021 while still managing strong performance relative to peer companies. These challenging conditions have continued into the first quarter of 2022. We took a conservative risk management approach late in 2021, maintaining gain on sale margins at the higher end of our historical range of 75 - 100 basis points on lower loan acquisition volumes, as large loan inventories across the industry pressured loan pricing and margins. We issued three Sequoia securitizations with a combined $1.3 billion principal amount of residential loans in the fourth quarter of 2021. Notably, two of the three securitizations were placed with investors without relying on a traditional marketing process, providing us greater certainty with respect to loan sale margins. We also incorporated new ESG-related metrics into our securitization disclosures, following the enhanced transparency we had previously added by utilizing blockchain technology to provide securitization investors with more timely remittance reporting information on the loans in our Sequoia securitization transactions.
In 2022, we expect a year of transition for the consumer residential mortgage market and we believe Redwood is still positioned to continue supporting the needs of home buyers. Refinance volumes will likely be lower due to rising rates and will likely lead to contractions for mortgage originators with excess capacity until margins stabilize, but the quality of our seller network is demonstrated with nearly 60% of our lock volume during the fourth quarter of 2021 being in purchase-money loans. Continued volatility into January and February 2022 can also provide opportunities to source loans through bulk acquisition, as market participants re-evaluate distribution strategies. We also expect a renewed focus by originators toward expanded credit loan products in 2022, to assist home buyers who are likely to experience declining purchasing power as mortgage rates rise. We have been actively preparing for this market shift for months, especially as home prices in more geographies across the country exceed conforming loan limits, where access to homeownership will increasingly rely on the jumbo residential mortgage loans we purchase.
While last year’s substantial home price appreciation had a proportional impact on increasing GSE loan limits, recent adjustments by the FHFA to the GSEs’ pricing regime for certain high balance and second home mortgage products will be an important factor contributing to the preservation of the role of private capital in this market. We anticipate that these GSE pricing adjustments will result in more high balance and second home loans flowing into the private market. We support these recent actions by the FHFA and anticipate, as we have in years past, playing a meaningful role in providing liquidity to these borrowers. For our Residential business overall, the goal is to capture increased market share in 2022, with an emphasis on our expanded credit programs that represented up to 40% of our total loan acquisition volume as recently as late 2019. We believe we are positioned to continue growing market share through the differentiated quality of our service and our broad array of mortgage banking activities.
Technology continues to play a key part in our business strategy. During 2021, the inaugural year of our RWT Horizons venture investing initiative, we completed 15 investments in companies with a direct nexus to our operating platforms, including five new investments during the fourth quarter. Our reputation in venture investing has grown significantly in recent months, with many new startups actively seeking the type of strategic capital that Redwood can provide. Though RWT Horizons represents a departure from traditional portfolio investing, we expect our RWT Horizons’ investments to deliver valuable technology and other innovative efficiencies to our platforms in 2022 while providing option value to shareholders. Our goal by the end of 2022 is to have $50 to $100 million of capital allocated to RWT Horizons across a diversified portfolio of early to mid stage companies.
The topic of LIBOR transition has also been a key focus, as the scheduled LIBOR cessation date in 2023 draws nearer. We have an established cross-functional group that has evaluated our exposure to LIBOR, reviewed relevant contracts and has monitored regulatory updates to assess the potential impact to our business, processes and technology from the discontinuation of LIBOR. This work has helped create a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability with LIBOR exposure. As of December 31, 2021, our primary LIBOR exposure included the following: $2.47 billion of repo or warehouse debt, $2.10 billion of interest rate swaps and swaptions, $708 million of Bridge Loans, and $140 million of trust preferred securities and subordinated notes debt. Certain of our contracts, such as interest rate swaps, have experienced an orderly market transition and subsequent to December 31, 2021, we have transitioned a substantial portion of our derivative positions off of LIBOR-benchmarks. Other of our contracts, such as warehouse debt agreements, require bilateral amendments, which we are currently in the process of executing and we anticipate most of these facilities will be amended in the first half of 2022, with sufficient time remaining to resolve the remainder. In early 2022, we began benchmarking all newly originated bridge loans to the Secured Overnight Financing Rate (“SOFR”), and our existing portfolio of bridge loans are short-dated and we expect the vast majority to mature before the LIBOR cessation date in 2023. Additionally, as the result of recent legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.

2021 Financial Overview
This section includes an overview of our 2021 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A. The following table presents selected financial highlights from 2021 and 2020.
Table 1 – Key Financial Results and Metrics

	Years Ended December 31,
(In Thousands, except per Share Data)	2021	2020
Net income (loss)	$319,613	$(581,847)
Earnings (loss) per share (diluted EPS)	$2.37	$(5.12)
Return on equity	25%	Negative
Book value per share	$12.06	$9.91
Dividends per share	$0.78	$0.725
Economic return on book value (1)	30%	Negative
(1)    Economic return on book value is based on the period change in GAAP book value per common share plus dividends declared per common share in the period.
Table 2 – Key Operational Metrics

	Years Ended December 31,
(In Thousands)	2021	2020
Capital Deployed	$452,927	$386,945
Residential Loans Purchased	$12,939,263	$4,483,477
Business Purpose Loans Originated and Purchased	$2,287,224	$1,431,437

We conduct our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking and Investment Portfolio. Following is an overview of key financial and operational progress at each of our segments during 2021 and a supplemental discussion of our new RWT Horizons initiative.
Residential Mortgage Banking
During 2021, our Residential Mortgage Banking business benefited from a high level of industy-wide mortgage origination volume for both purchase and refinance loans as well as higher margins driven by favorable housing dynamics in the broader market, improvements in our process and speed to market, continued low mortgage rates and positive regulatory changes (including changes to Qualified Mortgage rules). For the full year of 2021, we locked a record $16.1 billion of loans (unadjusted for pipeline fallout) and purchased a record $12.9 billion of loans, an increase of 74% and 189%, respectively, from 2020. Overall lock volumes during the year were split 59% purchase, 41% refinance, and volumes towards the end of the year were more heavily weighted towards purchase as interest rates rose. During 2021, the residential mortgage origination market experienced some of the highest origination volumes in decades and our platform grew to not only keep pace with demand, but to expand market share, while maintaining a focus on operating efficiency.
During 2021, we were able to effectively expand the scale of our platform while growing profitability due to, among other things, process improvements driven by technology and automation and the breadth and strength of our distribution platform. Throughout 2021, we issued nine Sequoia securitizations backed by $4.2 billion of loans and sold $7.0 billion of loans through our deep and established network of whole loan buyers. The speed of our distribution execution relative to peers continued to differentiate Redwood from a risk management perspective as our ability to efficiently distribute acquired loans reduced our exposure to certain financial risks. In addition, from an operational perspective, we reduced our cost per loan relative to recent historical levels.

During 2021, our residential gross margins remained elevated - maintaining a quarterly range of 90 basis points to 183 basis points. We ended the year at the low end of that range but still towards the high end of Redwood’s longer-term historical target range of 75 to 100 basis points. Our gross margin represents mortgage banking income earned in the period (net interest income on loan inventory plus mortgage banking activities) divided by loan purchase commitments entered into during the period. We would anticipate that going forward in 2022, we will continue to experience volatility and potential compression in margins in the residential mortgage market as the industry responds to evolving macro economic conditions and right-sizes capacity. Margins on jumbo loans have historically demonstrated a less volatile range than those for conforming loans, but we cannot be certain that historical trends will continue.
To start 2022, interest rates continued to rise with a number of rate hikes from the Federal Reserve anticipated in 2022. We expect overall mortgage origination volumes across the industry to decline; in particular, we anticipate that refinancing opportunities in 2022 will come down dramatically from their 2020 and 2021 peaks (33% of total 2022 volume is estimated by the MBA to be refinance volume compared to 64% and 59% for 2020 and 2021, respectively) though we also anticipate that purchase activity will continue to increase. Additionally, our recent acquisition volumes have been almost exclusively within our Select loan program, with some of the strongest borrower credit profiles we have seen since the Great Financial Crisis of 2008. In order to diversify our product mix to continue to aggregate loans at scale, we will look to increase our loan purchases under our Redwood Choice and other expanded credit (including non-QM) loan programs in 2022. Research estimates for non-QM mortgage originations are anticipating significant growth in volumes in 2022 driven by the declining refinancing opportunity in conforming loans. Furthermore, we believe that the recent loan-level pricing adjustment ("LLPA") increases on high balance loans and loans on second homes put forth by FHFA, which effectively results in Fannie Mae and Freddie Mac having to offer lower (less competitive) prices to acquire these types of loans, present an opportunity for more of these loans to flow into the private market, including to companies like Redwood. In 2018, nearly 20% of Redwood’s purchase volume was in high balance loans, as private label execution compared favorably to the GSEs at the time. Given this recent announcement by the FHFA, we anticipate our purchases of high balance loans could once again increase.
Business Purpose Mortgage Banking
During 2021, our Business Purpose Mortgage Banking segment, through activities at our wholly owned subsidiary, CoreVest, continued to grow, scale and gain market share. For the full year, CoreVest funded $2.3 billion of loans, up 60% from 2020. Momentum for this business increased across the year, even as rates rose, with the fourth quarter representing a quarterly record for loan funding volume. In terms of the composition of our funding volume in 2021, it primarily consisted of single-family rental loans (58%) and bridge loans (42%). Our distribution efforts in Business Purpose Mortgage Banking contributed to growing mortgage banking activities, as we priced four securitizations backed by $1.3 billion of loans, up 10% from 2020. We also diversified our distribution and financing options for the platform through our inaugural bridge loan securitization and whole loan sale capabilities. In the fourth quarter, we increased activities within our correspondent business, which buys loans from third parties. This effort remains small relative to our own organic origination activities, and only represented approximately 5% of full year 2021 funded volume.
Prevailing industry dynamics – most notably consistent demand growth for single-family rentals – continue to attract increased equity capital and competition to this sector. We believe CoreVest is well positioned to continue gaining additional market share in what we consider a growing market, driven by its broad suite of products, robust technology platform, proven scale, distinguished track record and leading distribution capability. In addition, short-term, floating rate and prepay protected assets within our BPL strategy could support the durability of our overall results as they should theoretically carry lower interest rate sensitivity than longer duration residential assets.
Investment Portfolio
Our investment portfolio ended 2021 with $11.8 billion of assets, compared to $9.0 billion as of year end 2020. During the year, we deployed a total of $421 million of capital into new investments, including $222 million in the fourth quarter. The fourth quarter represented the largest quarter of capital deployment since before the pandemic and we believe we can continue deploying capital where we see compelling opportunities for us to invest. Since the onset of the pandemic and during most of 2021, attractive opportunities within our mortgage banking operations, coupled with tight spreads across the securitized products landscape, led to fairly limited capital deployment in our third party investment portfolio during the course of 2021. In the current higher rate and wider spread environment, we are selectively deploying capital into investments at attractive entry points due to market volatility- though markets are evolving rapidly. During the fourth quarter, we added exposure to agency CRT bonds and completed the acquisition of additional seasoned excess servicing assets. We may have several unique opportunities over the next few years related to calling underlying securitization transactions (a separate effort from our ongoing work in calling Sequoia and CAFL securitization transactions detailed below). We also bought additional home equity investments agreements (“HEIs”) through our flow arrangement with Point Digital. In the third quarter of 2021, we completed our inaugural securitization of HEI assets.

We also progressed our Sequoia and CAFL call strategy, exercising call rights to acquire over $290 million of previously securitized loans in 2021. Overall credit performance in our investment portfolio remained strong to end 2021, as delinquencies continued to decrease since their peak in the summer of 2020 and strong home price appreciation, robust economic growth and favorable labor markets kept actual credit losses low. While prepayment speeds have fallen from their peaks in 2021, they remain elevated – a positive for our credit investments that we generally carry at a discount to par value. As prepayments stay elevated and principal pays down on the collateral securing our Sequoia and CAFL securitization transactions, the call rights we own within these structures are also becoming more valuable. Our near- to medium-term outlook for call activity remains heightened given a backdrop of strong housing fundamentals and we expect up to $700 million of loans to become callable in 2022, at call prices below their estimated fair values, and another $1.4 billion to become callable through the end of 2024. As we have highlighted throughout the year, this activity has the potential to continue providing incremental upside to our portfolio value depending on the market conditions at the time of the call.
RWT Horizons
In 2021 we focused on RWT Horizons, our new investment initiative focused on early-stage technology companies with business plans focused on innovations that can disrupt the mortgage finance landscape. This initiative demonstrates Redwood’s commitment to supporting technology that enhances the housing finance industry as well as supporting enhancements and efficiencies across the Company’s overall platform. As of the end of 2021, we had 15 investments in companies with a nexus to our operating platforms and had committed approximately $25 million towards RWT Horizons. Our strategy is premised on extracting value at more points along the mortgage value chain, thereby making us a more meaningful partner to the broad network of market constituents to whom we provide liquidity, and building relationships designed to benefit all parties. Already in our first year we have seen our investments support our business. For example, we worked with Point Digital to complete the first ever securitization backed entirely by residential HEIs, issuing approximately $146 million of asset-backed securities. Co-sponsoring the transaction with a subsidiary of Redwood, Point was the originator of all the HEIs in the securitization and will continue to service the assets.
Both organically and through RWT Horizons, we continue to build and connect with emerging technologies that we believe will enhance our business strategies and distribution efforts. To illustrate, we have engaged one of our portfolio companies, Liquid Mortgage, to use their blockchain technology to make remittance data more readily available for our Sequoia securitizations. Specifically, by putting this data on blockchain, we are providing investors with more timely remittance reporting information with which to evaluate our Sequoia offerings.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2021, 2020, and 2019. Most tables include "changes" columns that show the amounts by which the year's results are greater or less than the results from the prior year. Unless otherwise specified, references in this section to increases or decreases in 2021 refer to the change in results from 2020 to 2021, and increases or decreases in 2020 refer to the change in results from 2019 to 2020.
Consolidated Results of Operations
The following table presents the components of our net income for the years ended December 31, 2021, 2020, and 2019.
Table 3 – Net Income (Loss)

	Years Ended December 31,			Changes
(In Thousands)	2021	2020	2019	'21/'20	'20/'19
Net Interest Income	$148,177	$123,911	$142,473	$24,266	$(18,562)
Non-interest Income
Mortgage banking activities, net	235,744	78,472	87,266	157,272	(8,794)
Investment fair value changes, net	128,049	(588,438)	35,500	716,487	(623,938)
Other income	12,018	4,188	19,257	7,830	(15,069)
Realized gains, net	17,993	30,424	23,821	(12,431)	6,603
Total non-interest income (loss), net	393,804	(475,354)	165,844	869,158	(641,198)
General and administrative expenses	(170,859)	(115,204)	(108,737)	(55,655)	(6,467)
Loan acquisition costs	(16,336)	(11,023)	(9,935)	(5,313)	(1,088)
Other expenses	(16,695)	(108,785)	(13,022)	92,090	(95,763)
Net income (loss) before income taxes	338,091	(586,455)	176,623	924,546	(763,078)
(Provision for) benefit from income taxes	(18,478)	4,608	(7,440)	(23,086)	12,048
Net Income (Loss)	$319,613	$(581,847)	$169,183	$901,460	$(751,030)
Net Interest Income
Net interest income increased in 2021, primarily due to a $16 million increase in net interest income earned on loans held in inventory during the year at our residential mortgage banking operations and a $5 million increase in net interest income earned from our investment portfolio. The increase from residential mortgage banking operations primarily resulted from higher loan acquisition volumes and average balances of loans outstanding in 2021 as compared to 2020. The increase from our investment portfolio was primarily attributable to an increase in the average balance of our bridge loans, Sequoia securities and CAFL securities driven by new assets transferred from our mortgage banking operations, as well as higher discount accretion on our available-for-sale securities driven by an increase in expected call activity.
Net interest income decreased in 2020, primarily due to lower average asset balances relative to 2019 resulting from portfolio repositioning, including significant asset sales in the first half of 2020, as well as higher borrowing costs associated with non-marginable and non-recourse debt facilities we entered into during 2020.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from both our residential and business purpose mortgage banking operations. The increase in income from mortgage banking activities during 2021 was attributable to a $123 million increase from our residential mortgage banking operations and a $34 million increase from our business purpose mortgage banking operations. The increase in income at both our mortgage banking operations was primarily driven by higher loan production volumes in 2021 as compared to 2020, when volumes and margins were adversely impacted by disruptions following the onset of the pandemic.

The $9 million decrease in 2020 was predominantly due to a decrease in loan acquisition volumes at our residential mortgage banking business as a result of market disruptions following the onset of the pandemic. These decreases were partially offset by an increase in mortgage banking income from our business purpose mortgage banking operations, which benefited from a full year of income after our acquisitions of 5 Arches and CoreVest in March and October of 2019, respectively.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair value of our investment portfolio assets that are accounted for under the fair value option and interest rate hedges associated with these investments.
During 2021, positive investment fair value changes reflected improved credit performance and spread tightening across our investment portfolio. While credit performance in our portfolio improved throughout the year, credit spreads tightened more significantly in the first half of the year, with sequentially smaller increases in the third and fourth quarters. In January and early February of 2022, interest rates have increased and credit spreads have widened across most asset classes, including for certain assets we own. While our investments continue to experience strong credit performance, spread widening to date, and any further spread widening, could result in negative investment fair value changes for our investments in 2022.
The negative investment fair value changes recorded during 2020 were primarily driven by realized losses incurred on assets sales and derivative settlements that occurred in March and April of that year, as we repositioned our portfolio in response to disruptions following the onset of the pandemic. Approximately $360 million of losses were realized from such sales and settlements. The remaining net losses for the year were primarily associated with assets we retained that experienced a significant decline in value during the first quarter of 2020 and had not fully recovered their value through the end of the year, as well as negative fair value changes on our interest only securities resulting from lower benchmark interest rates and higher prepayment speeds during 2020. During 2019, the positive investment fair value changes primarily resulted from tightening credit spreads in several investment classes.
Additional detail on our investment fair value changes is included in the “Results of Operations by Segment” section that follows.
Other Income
The increase in other income for 2021 was primarily the result of a $12 million increase in income from our MSR investments, which experienced a more moderate rise in prepayment speeds during 2021 as compared to 2020, when prepayment speeds rose sharply after the onset of the pandemic when benchmark interest rates declined. This increase was partially offset by: lower risk share income, as our risk share investments experienced accelerated prepayments during the second half of 2020 and throughout 2021; lower FHLBC capital stock dividends, as we redeemed most of our FHLBC stock in 2020 when we repaid our FHLBC borrowings; and lower income from loan administration fees, as the BPL loans associated with those fees were paid off in 2020. Details on the composition of other income is included in Note 20 in Part II, Item 8 of this Annual Report on Form 10-K.
The $15 million decrease in other income in 2020 was primarily the result of losses on our MSR investments, which were driven primarily by increased prepayment speeds, resulting from declines in interest rates during 2020.
Realized Gains, Net
In 2021, we realized gains of $18 million, including $16 million of gains resulting from calls of seven seasoned Sequoia securitizations, and $1.5 million of net gains from the sale of $11 million of AFS securities.
For 2020, we realized gains of $30 million, including $25 million of gains from the repurchase of $125 million of convertible debt and $5 million of net gains from the sale of $55 million of AFS securities. Of note, all of the gains from extinguishment of debt were excluded from our diluted earnings per share for the year ended December 31, 2021, in accordance with GAAP. For 2019, we realized gains of $24 million, primarily from the sale of $110 million of AFS securities and the call of a seasoned Sequoia securitization in the first quarter.
General and Administrative Expenses
The increase in general and administrative expenses for 2021 primarily resulted from increased accruals of variable compensation expense associated with improved financial results and a higher headcount in 2021 as compared to 2020, as well as higher long-term incentive award expense from awards granted in the second half of 2020, including retention-related awards, and awards granted in early 2021 as part of our regular annual compensation process. We also incurred higher systems and consulting costs in 2021, as we re-engineered and implemented new systems and processes to drive longer-term efficiencies throughout our business.

In April of 2020, we implemented a workforce reduction as a result of the disruptions following the onset of the pandemic, but then began hiring new employees in the second half of 2020 as our mortgage banking operations began to recover, and ended 2020 with 247 full-time employees. During 2021, we added additional headcount to support the strong growth our business experienced during the year and ended 2021 with 298 full-time employees. As a result of our increased headcount through 2021, as well as tight labor market conditions that have driven-up compensation costs, we entered 2022 with higher fixed compensation costs relative to 2021, and anticipate those costs may continue to increase throughout the year.
The $6 million increase in general and administrative expenses in 2020 primarily resulted from $14 million of additional expenses at our Business Purpose Lending segment, driven by a full year of operations at our now-combined 5 Arches and CoreVest platforms. This increase was partially offset by a $9 million decrease in general and administrative expenses at our Residential Lending segment, driven by a decrease in loan acquisition activity at our residential mortgage banking business as well as the workforce reduction in 2020.
Details on the composition of General and administrative expenses are included in Note 21 in Part II, Item 8 of this Annual Report on Form 10-K.
Loan Acquisition Costs
The increase in loan acquisition costs for 2021 was primarily due to higher loan origination volumes throughout 2021 as compared to 2020. The increase in loan acquisition costs for 2020 relative to 2019 resulted from an increase in origination activity at our business purpose mortgage banking operations, primarily as a result of the acquisition of CoreVest, and was partially offset by a reduction in expenses from lower acquisition volumes at our residential mortgage banking operations in 2020.
Other Expenses
The decrease in other expenses for 2021 was related to $89 million of goodwill impairment expense at our Business Purpose Mortgage Banking segment recorded in the first quarter of 2020 that was taken as a result of the onset of the pandemic and economic downturn that ensued.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking operations and MSR investments, as well as certain other investment and hedging activities.
For 2021, the tax provision is reflective of the positive income earned at our taxable subsidiaries and higher state income taxes, partially offset by a $19 million benefit from the release of valuation allowance on deferred tax assets. The benefit from income taxes in 2020 resulted from GAAP losses at our TRS during that year, partially offset by a valuation allowance recorded against our federal net ordinary deferred tax assets.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2021, 2020, and 2019.
Table 4 – Net Interest Income

	Years Ended December 31,
	2021			2020			2019
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$49,779	$1,635,663	3.0%	$19,985	$538,580	3.7%	$39,355	$888,690	4.4%
Residential loans - HFI at Redwood (2)	—	—	—%	21,000	494,097	4.3%	92,340	2,321,288	4.0%
Residential loans - HFI at Legacy Sequoia (2)	4,709	254,830	1.8%	9,059	316,844	2.9%	17,640	453,563	3.9%
Residential loans - HFI at Sequoia (2)	74,025	1,983,936	3.7%	87,093	1,883,855	4.6%	108,778	2,273,514	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	76,288	2,067,313	3.7%	85,609	2,209,182	3.9%	57,840	1,531,361	3.8%
Business purpose loans - HFS	14,443	294,634	4.9%	20,415	378,293	5.4%	7,991	148,037	5.4%
Business purpose loans - HFI	54,510	719,907	7.6%	60,252	842,296	7.2%	22,742	298,040	7.6%
Single-family rental loans - HFI at CAFL	201,838	3,404,933	5.9%	136,950	2,544,738	5.4%	23,072	439,165	5.3%
Multifamily loans - HFI at Freddie Mac K-Series	19,266	486,095	4.0%	54,813	1,404,068	3.9%	132,600	3,373,743	3.9%
Trading securities	22,783	146,328	15.6%	33,940	286,382	11.9%	70,359	1,119,220	6.3%
Available-for-sale securities	31,921	129,261	24.7%	15,665	140,783	11.1%	21,463	182,251	11.8%
Other interest income	25,364	817,808	3.1%	27,135	775,386	3.5%	28,101	605,863	4.6%
Total interest income	574,926	11,940,708	4.8%	571,916	11,814,504	4.8%	622,281	13,634,735	4.6%
Interest Expense
Short-term debt facilities	(37,714)	1,670,279	(2.3)%	(44,454)	1,188,487	(3.7)%	(73,558)	1,973,542	(3.7)%
Short-term debt - servicer advance financing	(4,867)	183,335	(2.7)%	(6,441)	201,175	(3.2)%	(11,952)	219,307	(5.4)%
Short-term debt - convertible notes, net	—	—	—%	—	—	—%	(10,996)	174,433	(6.3)%
ABS issued - Legacy Sequoia (2)	(3,040)	251,855	(1.2)%	(5,945)	312,351	(1.9)%	(14,418)	445,342	(3.2)%
ABS issued - Sequoia (2)	(59,949)	1,755,124	(3.4)%	(73,643)	1,681,490	(4.4)%	(93,354)	2,052,697	(4.5)%
ABS issued - Freddie Mac SLST (2)	(64,633)	1,805,744	(3.6)%	(66,859)	1,897,194	(3.5)%	(42,574)	1,237,205	(3.4)%
ABS issued - Freddie Mac K-Series	(17,686)	456,353	(3.9)%	(51,521)	1,324,678	(3.9)%	(126,948)	3,184,441	(4.0)%
ABS issued - CAFL	(160,493)	3,173,576	(5.1)%	(101,740)	2,363,624	(4.3)%	(17,172)	401,467	(4.3)%
Long-term debt facilities	(40,516)	794,144	(5.1)%	(45,318)	708,611	(6.4)%	(2,105)	49,988	(4.2)%
Long-term debt - FHLBC	(2)	279	(0.7)%	(10,411)	589,269	(1.8)%	(48,999)	1,999,999	(2.4)%
Long-term debt - corporate	(37,849)	651,156	(5.8)%	(41,673)	693,838	(6.0)%	(37,732)	626,290	(6.0)%
Total interest expense	(426,749)	10,741,845	(4.0)%	(448,005)	10,960,717	(4.1)%	(479,808)	12,364,711	(3.9)%
Net Interest Income	$148,177			$123,911			$142,473
(1)Average balances for residential loans held-for-sale and held-for-investment, business purpose loans held-for-sale and held-for-investment, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities, short-term debt, long-term debt and certain ABS issued are calculated based upon amortized historical cost. Average balances for ABS carried at fair value are calculated based upon fair value.
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
Table 5 – Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2021			2020
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$123,911			$142,473
Impact of Changes in Interest Income
Residential loans - HFS	$40,708	$(10,915)	29,793	$(15,504)	$(3,866)	(19,370)
Residential loans - HFI at Redwood	(21,001)	—	(21,001)	(72,684)	1,346	(71,338)
Residential loans - HFI at Legacy Sequoia	(1,774)	(2,577)	(4,351)	(5,317)	(3,264)	(8,581)
Residential loans - HFI at Sequoia	4,627	(17,695)	(13,068)	(18,644)	(3,041)	(21,685)
Residential loans - HFI at Freddie Mac SLST	(5,498)	(3,824)	(9,322)	25,602	2,167	27,769
Business purpose loans - HFS	(4,515)	(1,458)	(5,973)	12,431	(8)	12,423
Business purpose loans - HFI	(14,192)	3,086	(11,106)	41,530	(4,020)	37,510
Single-family rental loans - HFI at CAFL	46,293	18,595	64,888	110,619	3,259	113,878
Bridge loans - HFI at CAFL	—	5,364	5,364	—	—	—
Multifamily loans - HFI at Freddie Mac K-Series	(35,836)	289	(35,547)	(77,415)	(372)	(77,787)
Trading securities	(16,598)	5,441	(11,157)	(52,356)	15,937	(36,419)
Available-for-sale securities	(1,282)	17,538	16,256	(4,884)	(914)	(5,798)
Other interest income	1,485	(3,255)	(1,770)	7,863	(8,830)	(967)
Net changes in interest income	(7,583)	10,589	3,006	(48,759)	(1,606)	(50,365)
Impact of Changes in Interest Expense
Short-term debt facilities	(18,021)	24,764	6,743	29,260	(157)	29,103
Short-term debt - servicer advance financing	571	1,003	1,574	988	4,523	5,511
Short-term debt - convertible notes, net	—	—	—	10,996	—	10,996
ABS issued - Legacy Sequoia	1,151	1,754	2,905	4,306	4,167	8,473
ABS issued - Sequoia	(3,225)	16,919	13,694	16,882	2,829	19,711
ABS issued - Freddie Mac SLST	3,223	(997)	2,226	(22,711)	(1,574)	(24,285)
ABS issued - Freddie Mac K-Series	33,772	63	33,835	74,140	1,287	75,427
ABS issued - CAFL	(34,864)	(23,888)	(58,752)	(83,927)	(640)	(84,567)
Long-term debt facilities	(5,470)	10,272	4,802	(27,735)	(15,478)	(43,213)
Long-term debt - FHLBC	10,406	3	10,409	34,562	4,026	38,588
Long-term debt - corporate	2,564	1,260	3,824	(4,070)	129	(3,941)
Net changes in interest expense	(9,893)	31,153	21,260	32,691	(888)	31,803
Net changes in interest income and expense	(17,476)	41,742	24,266	(16,068)	(2,494)	(18,562)
Net Interest Income for the Year Ended			$148,177			$123,911

Net Interest Income by Segment
The following table presents the components of net interest income by segment for the years ended December 31, 2021, 2020, and 2019.
Table 6 – Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2021	2020	2019	'21/'20	'20/'19
Net Interest Income by Segment
Residential Mortgage Banking	$21,990	$5,861	$19,398	$16,129	$(13,537)
Business Purpose Mortgage Banking	6,824	6,055	3,240	769	2,815
Investment Portfolio	155,538	150,479	165,331	5,059	(14,852)
Corporate/Other	(36,175)	(38,484)	(45,496)	2,309	7,012
Net Interest Income	$148,177	$123,911	$142,473	$24,266	$(18,562)
Residential Mortgage Banking
Net interest income from this segment represents interest earned on our residential loans held in inventory from the time we purchase loans to when they are sold or securitized, net of interest expense incurred for debt we use to finance the loans. The change in net interest income from 2019 to 2021 is primarily reflective of the change in the average balance of loans held in inventory in each year, which were $1.64 billion, $539 million and $889 million for 2021, 2020 and 2019, respectively. Additionally, the decrease in 2020 reflected higher borrowing costs as we shifted a significant portion of our debt for our loan inventory from marginable to non-marginable facilities and experienced higher borrowing costs in general after the disruptions following the onset of the pandemic in early to mid 2020. In the later part of 2020 and throughout 2021, we were able to lower our borrowing costs by reducing the interest rates on many of our facilities used to finance our residential loan inventory. Additionally, we employed higher leverage on our loan inventory in 2021 relative to 2019, which accounts for the lower relative increase in net interest income in 2021 despite an average balance nearly twice as high.

Business Purpose Mortgage Banking
Net interest income from this segment represents interest earned on our business purpose loans held in inventory from the time we originate or purchase loans to when they are securitized, sold or transferred into our investment portfolio, net of interest expense incurred for debt we use to finance the loans. The increase in net interest income from 2020 to 2021 was primarily attributable to lower borrowing costs in 2021, partially offset by a lower average balance of loans (i.e. the time between when we fund a loan and distribute that loan). While we originated significantly more loans in 2021 than 2020, the lower average balance of loans reflected faster turn times for loans, ultimately resulting in greater capital efficiency. The increase in net interest income from 2019 to 2020 primarily reflected a full year of operating activity in 2020, as we only began originating business purpose loans and carrying loan inventory after we acquired 5 Arches and CoreVest in 2019.

Investment Portfolio
Net interest income from this segment represents interest income earned on our investment assets, net of interest expense incurred for debt we use to finance these assets. The increase in net interest income from 2020 to 2021 was primarily attributable to an increase in the average balance of our bridge loans, Sequoia securities and CAFL securities, which was driven by new assets transferred from our mortgage banking operations. Additionally, we experienced higher accretion income on our available-for-sale securities during the second half of 2021, when we began to incorporate the impact of expected calls of securities into our cash flow projections. This increased discount accretion to $20 million in the second half of 2021 from $3 million in the first half of the year. As securitization transactions are called and the number of future transactions expected to be called diminishes, and if prepayment speeds slow given rising interest rates, we expect the amount of income we recognize from discount accretion to decrease throughout 2022 from levels experienced in the fourth quarter of 2021. The reduction in net interest income in 2020 from 2019 was primarily attributable to a lower overall average balance of investments in 2020 resulting from asset sales in the first half of 2020, when we repositioned our portfolio in response to disruptions following the onset of the pandemic.

Corporate/Other
The Corporate/Other line item in the table above includes interest expense on our convertible debt and trust-preferred securities and net interest income from consolidated Legacy Sequoia entities. The $2 million decrease in net interest expense from Corporate/ Other during 2021 resulted from a $4 million reduction in interest expense from our corporate debt, partially offset by $1 million of lower net interest income from our Legacy Sequoia entities. The decrease in interest expense from our corporate debt was due to a lower average balance of long-term debt in 2021 as compared to 2020, as we repurchased $125 million of convertible debt during the second quarter of 2020. Additionally, in the first half of 2020, we terminated derivatives that served to fix the effective interest rate on our floating rate trust preferred securities and subordinated notes. As these derivatives were designated as cash flow hedges, their fair value at termination (representing the amount paid to terminate the derivatives) is being amortized over the remaining life of the trust preferred securities and subordinated notes as a component of interest expense and totaled $4 million in 2021. The $7 million decrease in net interest expense from Corporate/Other in 2020 was primarily due to a lower average balance of long-term debt as compared to 2019, as we repaid $201 million of our convertible debt in November 2019 and repurchased $125 million of convertible debt during the second quarter of 2020.

Results of Operations by Segment
Overview
We report on our business using three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. During the fourth quarter of 2021, we changed our segments and conformed the results of all prior periods presented herein. For additional information on our segments, refer to Note 23 in Part II, Item 8 and Part I, Item 1 of this Annual Report on Form 10-K.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the years ended December 31, 2021, 2020, and 2019.
Table 7 – Segment Results Summary

	Years Ended December 31,			Changes
(In Thousands)	2021	2020	2019	'21/'20	'20/'19
Segment Contribution from:
Residential Mortgage Banking	$82,414	$(8,989)	$37,388	$91,403	$(46,377)
Business Purpose Mortgage Banking	38,528	(67,726)	9,201	106,254	(76,927)
Investment Portfolio	293,230	(438,883)	223,396	732,113	(662,279)
Corporate/Other	(94,559)	(66,249)	(100,802)	(28,310)	34,553
Net Income (Loss)	$319,613	$(581,847)	$169,183	$901,460	$(751,030)
Following is an overview of the changes in net income (loss) from our segments. The sections that follow this overview provide further detail for our three business segments and their results of operations.
Residential Mortgage Banking
Our residential mortgage banking business experienced growing loan lock volumes throughout 2019 and into the first quarter of 2020, when disruptions following the onset of the pandemic resulted in a widespread economic downturn that caused us to significantly curtail our loan lock activity in the first half of 2020. While we began to ramp our loan lock activity back up in the second half of the year, our loan lock volumes and profit margins experienced a meaningful decline from 2019 to 2020. In 2021, we experienced a significant increase in loan lock volumes and strong profitability, which drove a large increase in income for the year relative to 2020.
Business Purpose Mortgage Banking
We acquired 5 Arches and CoreVest in the first and fourth quarters of 2019, respectively, marking our entry into business purpose mortgage banking. Activities from these operations were ramping-up in late 2019 and in the first quarter of 2020, when disruptions following the onset of the pandemic impacted the business, resulting in a meaningful reduction in loan originations during the second and third quarters of that year. Loan fundings from these operations began to ramp back up in the fourth quarter of 2020 and grew meaningfully throughout 2021, with strong margins helping to drive profitability for 2021. Results from 2020 included an $89 million expense for the write-off of our entire goodwill balance associated with this segment that was taken in the first quarter of 2020 as a result of disruptions following the onset of the pandemic and economic downturn that ensued. Exclusive of this non-cash goodwill impairment expense, net income from this segment in 2020 was $21 million.
Investment Portfolio
Net income from our investment portfolio is primarily comprised of net interest income earned on our investments assets and changes in the fair value of those assets, as the vast majority of our investments are carried under the fair value option with changes in their fair values recorded through our income statement. The $662 million decrease in net income in 2020 and the increase of $732 million in 2021, primarily resulted from negative investment fair value changes in 2020 as we repositioned our portfolio in response to liquidity related market disruptions in March and April of that year following the onset of the pandemic, as well as negative fair value changes on our interest only securities resulting from lower benchmark interest rates and higher prepayment speeds during 2020. Positive investment fair value changes in 2021 reflected continuing improvement in credit performance and spread tightening across our investment portfolio during the year. Additionally, net interest income from this segment declined from 2019 to 2020, then increased incrementally in 2021, as discussed in the preceding Net Interest Income by Segment section.

Corporate/Other
The $28 million increase in net expense from Corporate/Other in 2021 was primarily due to a $24 million increase in general and administrative expense in 2021 and a $25 million gain associated with the repurchase of $125 million of convertible debt in the second quarter of 2020, partially offset by a $19 million benefit from income taxes in 2021. The increase in general and administrative expenses primarily resulted from increased accruals of variable compensation expense associated with improved financial results and a higher headcount in 2021 as compared to 2020, as well as higher long-term incentive award expense from awards granted in the second half of 2020, including retention related awards, and awards granted in early 2021 as part of our regular annual compensation process. The benefit from income taxes in 2021 within corporate was related to the reversal of valuation allowance on certain deferred tax assets.
The $35 million decrease in net expense from Corporate/Other in 2020 was primarily due to the $25 million gain associated with the repurchase of convertible debt in 2020 and the associated reduction in interest expense from the repurchase.
Residential Mortgage Banking Segment
Our Residential Mortgage Banking segment consists of a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization through our Sequoia private-label securitization program, or transfer into our investment portfolio. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale within this segment. This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Net income from this segment is primarily comprised of net interest income earned on loans while they are held in inventory, mark-to-market adjustments on loans from the time loan purchase commitments are entered into until loans are sold or securitized, gains/losses from associated hedges, and all direct expenses associated with these activities. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Investment Portfolio segment.
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the years ended December 31, 2021 and 2020.
Table 8 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Years Ended December 31,
(In Thousands)	2021	2020
Balance at beginning of period	$176,641	$536,385
Acquisitions	12,939,263	4,483,477
Sales	(8,449,329)	(5,007,990)
Transfers between segments(1)	(3,035,095)	263,172
Principal repayments	(41,458)	(85,790)
Changes in fair value, net	83,214	(12,613)
Balance at End of Period	$1,673,236	$176,641
(1)Represents the fair value of loans transferred from held-for-sale at our Residential Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP.
During the year ended December 31, 2021, our residential mortgage loan correspondent channel locked $16.09 billion of loans, purchased $12.94 billion of loans, sold $8.45 billion of loans to third parties, and securitized $4.20 billion of loans through nine separate transactions. At December 31, 2021, we had $1.67 billion of loans in inventory on our balance sheet and our loan pipeline included $1.25 billion of loans identified for purchase (gross loan locks outstanding, unadjusted for expected fallout) and had outstanding forward sale agreements for $650 million of loans.

We utilize a combination of capital and financing from our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At December 31, 2021, we had residential warehouse facilities outstanding with seven different counterparties, with $2.90 billion of total capacity and $1.23 billion of available capacity. These included non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) facilities with $1.4 billion of total capacity and marginable facilities with $1.5 billion of total capacity.
The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment for the years ended December 31, 2021, 2020 and 2019.
Table 9 – Residential Mortgage Banking Earnings Summary and Operating Metrics

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Mortgage banking income	$149,141	$9,582	$67,140
Operating expenses	(40,950)	(23,138)	(25,678)
(Provision for) benefit from income taxes	(25,777)	4,567	(4,074)
Segment Contribution	$82,414	$(8,989)	$37,388
Loan purchase commitments entered into	$11,520,508	$4,817,150	$7,012,962
Residential mortgage banking income presented in the table above is comprised of net interest income from residential loans held-for-sale in inventory and mortgage banking activities, net from this segment. Income from mortgage banking activities is comprised of mark-to-market adjustments on loans from the time they are purchased to when they are sold, mark-to-market adjustments on new and outstanding loan purchase commitments, gains/losses from associated hedges, and other miscellaneous income/expenses (see Note 19 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities). Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
In the preceding Results of Operations by Segment Overview section, we discussed the major factors impacting the change in net income (segment contribution) from our Residential Mortgage Banking segment from 2019 to 2021. Following, we provide additional detail on the changes in segment contribution from 2020 to 2021.
The increase in mortgage banking income in 2021 was primarily driven by higher loan purchase commitments (as presented in the table above) and higher gross margins relative to 2020. Our gross margin (mortgage banking income earned in the period divided by loan purchase commitments entered into during the period) averaged 129 basis points in 2021 as compared to 20 basis points in 2020. After benchmark interest rates declined following the onset of the pandemic in early 2020, mortgage rates decreased and loan refinance activity increased sharply, helping to drive growing acquisition volumes in the second half of 2020 and into 2021. During the first three quarters of 2021, we experienced strong loan lock volumes and margins, driving large increases in mortgage banking income relative to 2020. Throughout 2021, the mix of our loan locks gradually transitioned from a majority of refinancings to a majority of purchase-money loans, with purchase money loans comprising 38% of total loan locks in the first quarter and 59% in the fourth quarter. In the fourth quarter of 2021, income from residential mortgage banking activities decreased from third quarter levels, as market conditions during the fourth quarter prompted us to decrease loan purchase commitments in order to preserve margin on our loan purchase activities. The rise in mortgage interest rates and interest rate volatility experienced in the fourth quarter of 2021 has accelerated thus far in 2022. We expect any continued increases in mortgage rates and further volatility in market conditions could negatively impact both our origination volumes and profitability in the near-term while markets adjust to these new conditions.
Operating expenses at our Residential mortgage banking segment increased in 2021 compared to 2020, as we implemented a workforce reduction in April of 2020 following the onset of the pandemic, then gradually grew our workforce throughout the second half of 2020 and into 2021 to support increasing production volumes. Additionally, the increase in general and administrative expenses reflected higher accruals of variable compensation expense associated with improved financial results at this segment and a higher headcount in 2021 as compared to 2020. We also incurred higher systems and consulting costs in 2021, as we re-engineered and implemented new systems and processes at this segment. Loan acquisition costs at this segment increased as a result of higher loan purchases in 2021 relative to 2020.
Activity at this segment is performed within our taxable REIT subsidiary, and the increase in provision for income taxes in 2021 from 2020 generally reflects the higher income earned year over year by this segment.

Business Purpose Mortgage Banking Segment
Overview
Our Business Purpose Mortgage Banking segment consists of a platform that originates and acquires business purpose loans for subsequent securitization, sale, or transfer into our investment portfolio. We originate single-family rental and bridge loans and typically distribute most of our single-family rental loans through our CAFL private-label securitization program, or on occasion through whole loan sales, and will transfer our bridge loans to the Investment Portfolio where they will either be retained for investment or securitized. Single-family rental loans are business purpose mortgage loans to investors in single-family (primarily 1-4 unit) rental properties. Bridge loans are business purpose mortgage loans to investors rehabilitating and subsequently reselling or renting residential and small-balance multifamily properties. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of single-family rental loans held-for-sale. This segment’s main source of mortgage banking income are net interest income earned on loans while they are held in inventory, origination fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our investment portfolio, and gains/losses from associated hedges. Direct operating expenses and tax expenses associated with these activities are also included in this segment.

Net income from this segment is primarily comprised of net interest income earned on loans while they are held in inventory, mark-to-market adjustments on loans from the time they are originated or acquired until loans are sold, securitized or transferred to our investment portfolio, gains/losses from associated hedges, and all direct expenses associated with these activities. Subordinate securities that we retain from our CAFL securitizations (which we consolidate for GAAP purposes) and bridge loans we originate in this segment are transferred to and held in our Investment Portfolio segment.
The following table provides the business purpose loan origination activity at Redwood during the years ended December 31, 2021 and 2020.
Table 10 – Business Purpose Loans — Funding Activity

	Year Ended December 31, 2021			Year Ended December 31, 2020
(In Thousands)	Single-Family Rental	Bridge (1)	Total	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$245,394	$—	$245,394	$331,565	$—	$331,565
Fundings	1,327,001	960,223	2,287,224	979,883	451,554	1,431,437
Sales	(201,629)	(2,484)	(204,113)	(110,836)	(25,151)	(135,987)
Transfers between segments (2)	(1,023,988)	(962,573)	(1,986,561)	(1,000,165)	(423,487)	(1,423,652)
Principal repayments	(62,209)	—	(62,209)	(54,395)	—	(54,395)
Changes in fair value, net	73,740	4,834	78,574	99,342	(2,916)	96,426
Fair Value at End of Period	$358,309	$—	$358,309	$245,394	$—	$245,394
(1)We originate bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income (loss). For bridge loans held at our REIT that are transferred into our CAFL bridge securitization, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income (loss). Once loans are transferred into this securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our bridge loans held-for-investment, see the Investment Portfolio section that follows.
(2)For single-family rental loans, amounts represent transfers of loans from held-for-sale at our Business Purpose Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP. For bridge loans, represents the transfer of loans originated or acquired by our Business purpose mortgage banking group at our TRS and transferred to Investment Portfolio segment at our REIT as described in preceding footnote.
During the year ended December 31, 2021, we funded $1.33 billion of single-family rental loans, sold $202 million of such loans to third parties and securitized $1.04 billion of loans through four separate transactions. At December 31, 2021, we had $358 million of single-family rental loans in inventory on our balance sheet. During the year ended December 31, 2021, we funded $960 million of bridge loans, sold $2 million of loans to a third party and transferred the remaining loans to our Investment Portfolio segment, including $359 million of loans that were contributed into a revolving bridge loan securitization we completed in the third quarter of 2021.

We utilize a combination of capital and financing from loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At December 31, 2021, we had business purpose warehouse facilities outstanding with three different counterparties, with $1.30 billion of total capacity (used for both SFR and bridge loans) and $648 million of available capacity. All of these facilities are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral).
The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the years ended December 31, 2021, 2020 and 2019.
Table 11 – Business Purpose Mortgage Banking Earnings Summary

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Mortgage banking income	$116,463	$83,804	$47,727
Operating expenses	(69,813)	(147,467)	(37,579)
Provision for income taxes	(8,122)	(4,063)	(947)
Segment Contribution	$38,528	$(67,726)	$9,201
Business purpose mortgage banking income presented in the table above is comprised of net interest income from single-family rental (SFR) loans held-for-sale in inventory, mortgage banking activities, net and other income, net for this segment. Income from mortgage banking activities is comprised of mark-to-market adjustments on loans from the time they are originated or purchased until they are sold, securitized or transferred into our investment portfolio, gains/losses from associated hedges, and other miscellaneous income/expenses (see Note 19 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities). Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
In the preceding Results of Operations by Segment Overview section, we discussed the major factors impacting the change in net income (segment contribution) from our Business Purpose Mortgage Banking segment from 2019 to 2021. Following, we provide additional detail on the changes in segment contribution from 2020 to 2021.
The increase in mortgage banking income in 2021 primarily resulted from a significant increase in both SFR and bridge loan origination volumes in 2021 compared to 2020 (as presented in Table 11 above). In the second half of 2021, we began to build out a new business purpose loan correspondent channel, which purchased $137 million of loans in 2021 (which amounts are included in loan fundings, within Table 10 above).
Operating expenses at our Business Purpose Mortgage Banking segment for 2020 included $89 million of expense from the write-off of the segment's entire goodwill balance as a result of disruptions following the onset of the pandemic and the economic downturn that ensued. Exclusive of this non-cash goodwill impairment expense, operating expenses at this segment in 2020 were $59 million and increased relative to 2019, as we incurred a full year of operating expenses for these operations after the acquisitions of 5 Arches and CoreVest in March and October of 2019, respectively. The increase in operating expenses from 2020 to 2021 (exclusive of the write-off of goodwill), was primarily related to higher general and administrative expenses, which reflected both higher headcount in 2021 to support increased business activity and higher accruals of variable compensation expense associated with improved financial results at this segment in 2021 as compared to 2020.
Activity at this segment is performed within our taxable REIT subsidiary, and the increase in provision for income taxes in 2021 from 2020 generally reflects the higher income earned year over year by this segment.

Investment Portfolio Segment
Our Investment Portfolio segment consists of investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose securitization activities (some of which we consolidate for GAAP purposes), residential and small-balance multifamily bridge loans, as well as third-party investments including RMBS issued by third parties (including Agency CRT securities), investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments, and other housing-related investments. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

The following table presents details of our Investment portfolio at December 31, 2021 and December 31, 2020 organized by investments organically created through our mortgage banking segments and acquired from third-parties. Amounts presented in the table represent our retained economic investments in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and Point HEI securitizations as noted.
Table 12 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	December 31, 2021	December 31, 2020
Organic Residential Investments
Residential loans at Redwood (1)	$172,047	$—
Residential securities at Redwood (2)	143,838	155,501
Residential securities at consolidated Sequoia entities (3)	245,417	217,965
Other investments	12,438	8,815
Organic Business Purpose Investments
Bridge loans	944,606	641,765
Single-family rental securities at consolidated CAFL SFR entities (4)	301,506	238,630
Other investments	5,935	21,627
Third-Party Investments
Residential securities at Redwood	195,930	134,090
Residential securities at consolidated Freddie Mac SLST entities (5)	444,751	428,179
Multifamily securities at Redwood	32,715	49,255
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	31,657	28,255
Servicing investments (7)	102,540	67,766
HEIs (8)	43,638	42,440
Other investments	10,400	19,069
Total Segment Investments	$2,687,418	$2,053,357
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Excludes $5 million of trading securities that are designated as hedges for our mortgage banking operations and are not considered part of our investment portfolio.
(3)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.63 billion of loans and $3.38 billion of ABS issued associated with these investments at December 31, 2021. We consolidated $1.57 billion of loans and $1.35 billion of ABS issued associated with these investments at December 31, 2020.
(4)Represents our retained economic investment in securities issued by consolidated CAFL SFR securitization VIEs. For GAAP purposes, we consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2021. We consolidated $3.25 billion of loans and $3.01 billion of ABS issued associated with these investments at December 31, 2020.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.89 billion of loans and $1.45 billion of ABS issued associated with these investments at December 31, 2021. We consolidated $2.22 billion of loans and $1.79 billion of ABS issued associated with these investments at December 31, 2020.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $474 million of loans and $442 million of ABS issued associated with these investments at December 31, 2021. We consolidated $492 million of loans and $464 million of ABS issued associated with these investments at December 31, 2020.
(7)Represents our economic investment in consolidated Servicing Investment variable interest entities. At December 31, 2021, for GAAP purposes, we consolidated $385 million of servicing investments and $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2020, for GAAP purposes, we consolidated $252 million of servicing investments and $208 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At December 31, 2021, represents HEIs owned at Redwood of $33 million and our retained economic investment in securities issued by the consolidated Point HEI entity of $10 million. At December 31, 2021, for GAAP purposes, we consolidated $160 million of HEIs and $137 million of ABS issued, as well as other assets and liabilities for this entity. At December 31, 2020, represents HEIs owned at Redwood.

The growth in our investment portfolio during 2021 was primarily attributable to a net increase in business purpose bridge loans, the acquisition of residential jumbo loans from calls, incremental investments in HEI through our Point flow agreement, incremental servicing investments, additional securities retained from CAFL securitizations and incremental investments in agency CRT. See the "Investments Detail and Activity" section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the years ended December 31, 2021, 2020 and 2019.
Table 13 – Investment Portfolio Earnings Summary

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Net interest income	$155,538	$150,479	$165,331
Investment fair value changes, net	129,614	(586,204)	37,293
Other income, net	10,021	(1,725)	11,407
Realized gains, net	17,993	5,242	23,821
Operating expenses	(16,074)	(10,779)	(12,037)
(Provision for) benefit from income taxes	(3,862)	4,104	(2,419)
Segment Contribution	$293,230	$(438,883)	$223,396
In the preceding Results of Operations by Segment – Overview section, we discussed the major factors impacting the change in net income (segment contribution) from our Investment Portfolio segment from 2019 to 2021. Additionally, the preceding Net Interest Income – Net Interest Income by Segment section, we discussed the major factors impacting the change in net interest income from our Investment Portfolio segment. Following, we provide additional detail on the changes in segment contribution from 2020 to 2021.
Investment fair value changes is primarily comprised of the change in fair value of our portfolio investments (both realized and unrealized) accounted for under the fair value option and, prior to the second quarter of 2020, interest rate hedges associated with these investments (see Table 5.6 in Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of investment fair value changes – note difference in amount from the table above to Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other). During 2021, positive investment fair value changes reflected improved credit performance and spread tightening across our investment portfolio. In addition to our excess MSR investments, we also own interest only securities within our trading securities, and in consolidated Sequoia, Freddie Mac SLST, and CAFL entities. As a matter of course, we record negative fair value changes for these investments each quarter, which represent a reduction in the basis of these assets as we receive regular cash interest payments. In addition to these baseline negative fair value changes for these assets, we incurred incremental negative fair value changes for these investments in 2021 as a result of increasing prepayment speeds for the loans underlying these investments.
The negative investment fair value changes recorded during 2020 were primarily driven by realized losses incurred on assets sales and derivative settlements that occurred in March and April of that year, as we repositioned our portfolio in response to disruptions following the onset of the pandemic. Approximately $360 million of losses were realized from such sales. The remaining net losses for the year were primarily associated with assets we retained that experienced a significant decline in value during the first quarter of 2020 and had not fully recovered their value through the end of that year, as well as a negative fair value changes on our interest only securities resulting from lower benchmark interest rates and higher prepayment speeds during 2020. The $59 million of losses from risk management derivatives in 2020 were realized in the first quarter of that year, when we settled all of the hedges for this portfolio. During 2019, the positive investment fair value changes primarily resulted from tightening credit spreads in several investment classes.
Other income within this segment is primarily comprised of income (loss) from our MSR investments, bridge loan fees, risk share investment income and FHLBC capital stock dividends. Details on the composition of Other income is included in Note 20 in Part II, Item 8 of this Annual Report on Form 10-K. The change in this line item from 2020 to 2021 and 2019 to 2020, was primarily driven by positive $12 million and negative $13 million, respectively, of changes in MSR Income (loss), mostly attributable to negative fair value changes for these investments in 2020, when prepayment speeds rose sharply after the onset of the pandemic when benchmark interest rates declined.

In 2021, we realized gains of $18 million, including $16 million of gains resulting from calls of seven seasoned Sequoia securitizations, and $1.5 million of net gains from the sale of $11 million of AFS securities. For 2020, realized gains included $5 million of net gains from the sale of $55 million of AFS securities. For 2019, we realized gains of $24 million, primarily from the sale of $110 million of AFS securities and the call of a seasoned Sequoia securitization in the first quarter.
The increase in operating expenses in 2021 at this segment was primarily attributable to higher general and administrative expenses resulting from increased accruals of variable compensation expense associated with improved financial results and a higher headcount in 2021 as compared to 2020, as well as higher long-term incentive award expense from awards granted in the second half of 2020, including retention related awards, and awards granted in early 2021 as part of our regular annual compensation process.
We hold certain of investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for (benefit from) income taxes changes in relation to the amount of income earned from these assets and generally reflects positive income in 2021 and 2019, and losses in 2020.
Investments Detail and Activity
This section presents additional details on our investment assets and their activity during 2021 and 2020.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the years ended December 31, 2021 and 2020.
Table 14 – Real Estate Securities Activity by Collateral Type

Year Ended December 31, 2021	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$28,464	$5,663	$260,743	$49,255	$344,125
Acquisitions
Sequoia securities	7,775	—	1,600	—	9,375
Third-party securities	962	—	58,750	8,930	68,642
Sales
Sequoia securities	—	(3,664)	—	—	(3,664)
Third-party securities	—	(2,060)	(33,863)	—	(35,923)
Gains on sales and calls, net	—	60	17,033	—	17,093
Effect of principal payments (1)	—	(26)	(34,365)	(23,209)	(57,600)
Change in fair value, net	(15,414)	27	53,011	(2,261)	35,363
Ending Fair Value (2)	$21,787	$—	$322,909	$32,715	$377,411

Year Ended December 31, 2020	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$175,859	$151,797	$368,090	$404,128	$1,099,874
Acquisitions
Sequoia securities	49,090	—	4,187	—	53,277
Third-party securities	23,229	2,000	27,950	59,446	112,625
Sales
Sequoia securities	(33,375)	(31,334)	(6,394)	—	(71,103)
Third-party securities	(115,354)	(93,728)	(91,054)	(287,483)	(587,619)
Gains on sales and calls, net	3,357	400	2,487	(1,604)	4,640
Effect of principal payments (1)	(4,464)	(1,015)	(6,803)	(9,625)	(21,907)
Change in fair value, net	(69,878)	(22,457)	(37,720)	(115,607)	(245,662)
Ending Fair Value	$28,464	$5,663	$260,743	$49,255	$344,125
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At December 31, 2021, excludes $245 million and $302 million of securities retained from our consolidated Sequoia and CAFL securitizations, respectively, as well as $445 million and $32 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively.
At December 31, 2021, our securities consisted of fixed-rate assets (90%), adjustable-rate assets (8%) and hybrid assets that reset within the next year (2%).
The following table sets forth activity in our real estate securities portfolio for the year ended December 31, 2021 organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 15 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

For the Year Ended December 31, 2021	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$157,456	$217,965	$238,630	$428,178	$28,255	$186,669	$1,257,153
Acquisitions	9,375	16,513	78,278	—	—	68,642	172,808
Sales	(3,664)	—	—	—	(8,197)	(35,923)	(47,784)
Gains on sales and calls, net	15,553	—	—	—	—	1,540	17,093
Effect of principal payments (2)	(30,919)	(3,231)	(23,643)	(46,059)	—	(26,681)	(130,533)
Change in fair value, net	(2,044)	14,170	8,241	62,632	11,599	37,407	132,005
Ending Fair Value (1)	$145,757	$245,417	$301,506	$444,751	$31,657	$231,654	$1,400,742
(1)At December 31, 2021, $5 million of securities used as hedges for our residential mortgage banking operations are included within the "Sequoia Securities on balance sheet" and "Other third-party securities" column of this table. These same securities are presented as a component of securities within our residential lending segment on our segment balance sheet.
(2)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
During 2021, we retained $78 million of securities from four single-family rental securitizations and $26 million of securities from nine Sequoia securitizations.
At December 31, 2021, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (97%), adjustable-rate assets (2%), and hybrid assets that reset within the next year (1%).

We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable term debt and marginable debt in the form of repurchase (or “repo”) financing. At December 31, 2021, real estate securities with a fair value of $508 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with long-term, non-marginable recourse debt through our subordinate securities financing facilities, re-performing loan securities with a fair value of $445 million were financed with $143 million of non-recourse securitization debt, and real estate securities with a fair value of $99 million (including securities owned in consolidated securitization entities) were financed with $75 million of short-term debt incurred through repurchase facilities with four different counterparties. The remaining $350 million of securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at December 31, 2021. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 16 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

December 31, 2021				Weighted Average Values for Non-IO Securities
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Coupon	90+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$18,215	$127,542	$151,088	3.7%	0.54%	35%	7%
Consolidated Sequoia securities	15,483	229,934	247,500	4.6%	2.06%	46%	34%
Total Sequoia Securities	33,698	357,476	398,588	4.3%	1.50%	42%	25%
Consolidated Freddie Mac SLST securities	16,428	428,323	532,721	3.1%	11.08%	16%	28%
RPL securities on balance sheet	561	65,140	143,483	3.4%	4.38%	17%	8%
Total RPL Securities	16,989	493,463	676,204	3.2%	10.19%	16%	25%
Consolidated Freddie Mac K-Series securities	—	31,657	36,468	4.1%	—%	—%	20%
Multifamily securities on balance sheet	1,330	31,385	31,856	3.5%	0.03%	26%	7%
Total Multifamily Securities	1,330	63,042	68,324	3.8%	0.01%	13%	14%
Consolidated CAFL securities	54,975	246,531	367,058	5.1%	2.14%	12%	12%
Other third-party securities	3,050	130,188	151,733	5.2%	1.16%	26%	4%
Total Securities	$110,042	$1,290,700	$1,661,907
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

Bridge Loans Held-for-Investment
The following table provides the activity of bridge loans held-for-investment at Redwood during the years ended December 31, 2021 and 2020.

Table 17 – Bridge Loans Held-for-Investment - Activity

	Years Ended December 31,
(In Thousands)	2021	2020
Fair value at beginning of period	$641,765	$745,006
Sales	(7,000)	—
Transfers between portfolios (1)	962,573	423,351
Transfers to REO	(15,424)	(6,111)
Principal repayments	(639,479)	(510,446)
Changes in fair value, net	2,171	(10,035)
Fair Value at End of Period	$944,606	$641,765
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
Our $945 million of bridge loans held-for-investment at December 31, 2021 were comprised of first-lien, interest-only loans with a weighted average coupon of 6.95% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 742 and the weighted average LTV ratio of these loans was 68%. At December 31, 2021, of the 2,774 loans in this portfolio, 28 of these loans with an aggregate fair value of $14 million and an aggregate unpaid principal balance of $18 million were in foreclosure, of which 31 loans with an aggregate fair value of $14 million and an unpaid principal balance of $18 million were greater than 90 days delinquent.
We finance our bridge loans with a combination of non-recourse securitization debt, and both recourse and non-recourse non-marginable warehouse facilities. At December 31, 2021, we had $139 million of debt incurred through short-term warehouse facilities with one different counterparty, which was secured by $167 million of loans, and $459 million of debt incurred through long-term facilities with three different counterparties, which was secured by $555 million of loans.
We completed a securitization of CoreVest bridge loans in the third quarter of 2021. The ABS issued by this securitization were backed by assets including $278 million of bridge loans, $15 million of restricted cash, and other assets at December 31, 2021. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024).

Residential Loans
The following table provides the activity of residential loans held at our investment portfolio during the years ended December 31, 2021 and 2020.
Table 18 – Investment Portfolio Residential Loans - Activity

	Years Ended December 31,
(In Thousands)	2021	2020
Fair value at beginning of period	$—	$2,111,897
Acquisitions	200,890	—
Sales	—	(1,254,935)
Transfers between portfolios (1)	—	(533,612)
Principal repayments	(31,654)	(229,818)
Changes in fair value, net	2,812	(93,532)
Fair Value at End of Period	$172,048	$—
(1)Represents the net transfers of loans into or out of our investment portfolio and their reclassification between held-for-sale to held-for-investment.
During 2021, we called seven of our unconsolidated Sequoia securitizations and purchased $200 million (unpaid principal balance) of loans from the securitization trusts.
During 2020, as a result of the economic and financial market disruptions following the onset of the pandemic, we sold all of our residential loans previously held for investment and financed at our FHLBC facility, and repaid borrowings under this facility. The negative fair value changes of $93 million recorded in 2020 in association with these loans was effectively realized through their sale.

Other Investments
The following table sets forth our other investments activity by significant asset type for the years ended December 31, 2021 and December 31, 2020.
Table 19 – Other Investments at Investment Portfolio Segment - Activity

For the Year Ended December 31, 2021
	Servicing Investments(1)	Home Equity Investments(2)	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$231,489	$42,440	$43,233	$26,563	$343,725
New/additional investments	196,583	155,023	24,896	—	376,502
Sales/distribution	—	—	—	(7,196)	(7,196)
Reductions in investments	(76,223)	(19,396)	—	(14,751)	(110,370)
Changes in fair value, net	(926)	14,673	(11,204)	1,242	3,785
Other	—	—	(256)	77	(179)
Balance at End of Period	$350,923	$192,740	$56,669	$5,935	$606,267

For the Year Ended December 31, 2020
	Servicing Investments(1)	Home Equity Investments(2)	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$169,204	$45,085	$74,037	$26,002	$314,328
New/additional investments	179,419	3,517	10,907	8,420	202,263
Reductions in investments	(107,527)	(4,269)	—	(6,096)	(117,892)
Changes in fair value, net	(9,607)	(1,893)	(41,711)	(1,763)	(54,974)
Balance at End of Period	$231,489	$42,440	$43,233	$26,563	$343,725
(1)Our servicing investments are owned through our consolidated Servicing Investment entities. At December 31, 2021, our economic investment in these entities was $103 million (for GAAP purposes, we consolidated $385 million of servicing investments, $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). At December 31, 2020, our economic investment in these entities was $68 million (for GAAP purposes, we consolidated $252 million of servicing investments, $208 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
(2)Our home equity investments presented in this table as of December 31, 2021, include $160 million of HEIs owned in our consolidated Point HEI entity. During the third quarter of 2021, in conjunction with co-sponsoring a securitization of HEIs, we purchased $122 million of additional HEIs from other contributors to the securitization, then transferred $172 million of HEIs to the Point HEI securitization entity and issued $146 million of ABS. At December 31, 2021, our economic investment in this entity was $10 million (for GAAP purposes, we consolidated $160 million of HEIs and $137 million of ABS issued, as well as other assets and liabilities for this entity).
Reductions in investments for our servicing investments primarily represent recoveries of servicing advances within our consolidated servicing VIEs. Positive changes in fair value for Home Equity Investments in 2021 primarily reflect an increase in the value of our HEIs that was established upon the completion of our co-sponsored Point HEI securitization. Changes in fair value for MSRs and excess servicing represent both a reduction in basis from the regular receipt of scheduled cash flows, as well as a negative impact to fair value from increased prepayment speeds experienced in 2020 and 2021.
Additional details on our other investments is included in Note 10 in Part II, Item 8 of this Annual Report on Form 10-K.

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
In December 2021, our Board of Directors declared a regular dividend of $0.23 per share for the fourth quarter of 2021, which was paid on December 28, 2021 to shareholders of record on December 17, 2021. At December 31, 2021, our full-year dividend distributions of $0.78 per share exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
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
The tax basis in assets and liabilities at the REIT was $3.28 billion and $1.86 billion, respectively, at December 31, 2021. The GAAP basis in assets and liabilities at the REIT was $11.87 billion and $10.60 billion, respectively, at December 31, 2021. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.
Our 2021 dividend distributions are expected to be characterized for federal income tax purposes as 74% ordinary dividend income and 26% qualified dividends. Under the federal income tax rules applicable to REITs, none of the 2021 dividend distributions are expected to be characterized as a return of capital or long-term capital gain dividend income. The income or loss generated at our TRS does not directly affect the tax characterization of our 2021 dividends; however, any dividends paid from our TRS to our REIT allows a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP

For the years ended months ended December 31, 2021, 2020, and 2019, we recorded a tax provision of $18 million, a tax benefit of $5 million and a tax provision of $7 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments. While our TRS effective tax rate in the prior year approximated the federal statutory corporate tax rate (due to state NOL carryforwards), for 2021 it increased (exclusive of the valuation allowance release) due to California’s temporary suspension of net operating loss carryforwards.

Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2020, we reported net federal ordinary and capital DTAs, with a full valuation allowance of $17 million recorded against our net federal ordinary DTAs based on our determination that their realization was not assured, and no valuation allowance recorded against our net federal capital DTAs as we expected to utilize these DTAs. At December 31, 2020, we reported a valuation allowance of $134 million recorded against our net state DTAs.

For the year ended December 31, 2021, we reassessed the valuation allowance noting the increase in positive evidence related to our ability to utilize certain deferred tax assets. The positive evidence includes significant revenue growth and expectations regarding future profitability at our TRS. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize all of our federal deferred tax assets. Therefore, we reversed our federal valuation allowance of $17 million as a discrete benefit in the third quarter of 2021. In addition to the federal valuation allowance release, we determined it was more likely than not that we will realize a portion of our state deferred assets and, as such, reversed $3 million of state valuation allowance as a discrete item in the third quarter of 2021. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as realization of our state DTAs is dependent on generating sufficient taxable income in the same jurisdictions in which the DTAs exist and we project most of our state DTAs will expire prior to their utilization.
The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2021.
Table 20 - Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15	No
(In Thousands)	Years	Years	Years	Years	Expiration	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$(28,684)	$—	$(8,757)	$(37,441)
Capital loss	—	(302,382)	—	—	—	(302,382)
Total REIT Loss Carryforwards	$—	$(302,382)	$(28,684)	$—	$(8,757)	$(339,823)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$(182)	$(208)	$(390)
Capital loss	—	—	—	—	—	—
Total TRS Loss Carryforwards	$—	$—	$—	$(182)	$(208)	$(390)

California Combined Loss Carryforwards
Net operating loss	$—	$—	$(1,090,695)	$(53,815)	$—	$(1,144,510)
Capital loss	—	(211,151)	—	—	—	(211,151)
Total California Combined Loss Carryforwards	$—	$(211,151)	$(1,090,695)	$(53,815)	$—	$(1,355,661)

LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan warehouse facilities, secured term financing facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our operating activities. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations and manage hedges associated with those activities, to purchase investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, and to fund our operations.
At December 31, 2021, our total capital was $2.04 billion and included $1.39 billion of equity capital and $652 million of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of December 31, 2021, our unrestricted cash was $450 million, and we estimate we had approximately $150 million of capital available for investment. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company and our shareholders.
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
We also distinguish between recourse and non-recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt, no creditor or lender has direct or indirect recourse to us, or any other entity or person (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt.
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
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2021, we did not repurchase any shares of our common stock pursuant to this authorization. During the year ended December 31, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At December 31, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.

Cash Flows and Liquidity for the Year Ended December 31, 2021
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operations or investments.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $5.69 billion in 2021. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $28 million in 2021, positive $91 million in 2020, and negative $76 million in 2019.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2021, 2020, and 2019, we transferred loans between held-for-sale and held-for-investment classification, retained securities from Sequoia and CAFL securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from operating activities.
Cash Flows from Investing Activities
During 2021, our net cash provided by investing activities was $1.40 billion and primarily resulted from proceeds from principal payments on loans and real estate securities. Although we generally intend to hold our investment securities and loans as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
Because many of our investment securities and loans are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans, securities and HEIs at consolidated securitization entities would generally be used to repay ABS issued by those entities.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2021, 2020, and 2019, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia, CAFL, and HEI-backed securitizations we sponsored, consolidated certain multifamily and re-performing residential securitization trusts, and deconsolidated certain multifamily securitization trusts, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During 2021, our net cash provided by financing activities was $4.28 billion. This primarily resulted from $2.48 billion of net issuance of asset-backed securities and $1.83 billion of net borrowings under short-term debt facilities. During the year ended December 31, 2021, we declared dividends of $0.78 per common share. On December 7, 2021, the Board of Directors declared a regular dividend of $0.23 per share for the fourth quarter of 2021, which was paid on December 28, 2021 to shareholders of record on December 17, 2021.
In accordance with the terms of our outstanding deferred stock units and restricted stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit, cash-settled deferred stock unit, and restricted stock unit.

Cash Flows and Liquidity for the Year Ended December 31, 2020
During 2020, in response to disruptions following the onset of the pandemic, we sold a significant amount of investments and repaid a significant amount of debt, which allowed us to reposition and de-lever our balance sheet and generate additional liquidity. Additionally, we entered into several new financing agreements that are non-marginable (i.e., not subject to margin calls based on the market value of the underlying, non-delinquent collateral) and non-recourse, and have longer dated maturities than agreements they replaced that were marginable and recourse to us. While the asset sales and pay-downs of debt, along with the new financing agreements, strengthened our liquidity and capital position by removing sources of contingent liquidity risk (from potential market value-based margin calls on non-delinquent collateral), they also reduced our overall amount of earning assets and in some cases increased our borrowing costs.
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
In response to disruptions following the onset of the pandemic, in late March 2020 we determined that our hedges were no longer effectively managing the risks associated with certain of our assets and liabilities and we settled nearly all of our outstanding derivative positions. As a result of these settlements and other hedging activity during the quarter, we made $187 million of cash payments. Additionally, during the six months ended June 30, 2020, our margin receivable (which was primarily associated with our hedges), decreased by $207 million, resulting in an increase to our cash flows from operations. These changes in operating cash flows resulted from actions taken in response to disruptions following the onset of the pandemic that we would generally not expect to recur at such a magnitude in subsequent periods. Additionally, during the six months ended June 30, 2020, we received $38 million in cash related to FHLBC stock that was redeemed, upon the repayment of substantially all of our borrowings from the FHLBC.
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

Contractual Obligations
The following table presents our contractual obligations and commitments at December 31, 2021, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 21 – Contractual Obligations and Commitments

December 31, 2021	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,883	$—	$—	$—	$1,883
Convertible notes	—	349	172	—	521
Anticipated interest payments on convertible notes	28	46	10	—	84
Other long-term debt	—	796	194	140	1,130
Anticipated interest payments on other long-term debt	29	58	18	59	164
Accrued interest payable	14	—	—	—	14
Operating leases	4	9	7	4	24
Total Redwood Obligations and Commitments	$1,958	$1,258	$401	$203	$3,820
Obligations of Consolidated Securitization Entities for Financial Reporting Purposes(1)
Consolidated ABS (2)	$—	$—	$—	$8,970	$8,970
Anticipated interest payments on ABS (3)	315	595	494	1,571	2,975
Non-recourse short-term debt	295	—	—	—	295
Accrued interest payable	25	—	—	—	25
Total Obligations of Securitization Entities Consolidated for Financial Reporting Purposes	635	595	494	10,541	12,265
Total Consolidated Obligations and Commitments	$2,593	$1,853	$895	$10,744	$16,085
(1)    Obligations of consolidated securitization entities are not legal obligations of Redwood and do not represent contractual obligations requiring cash or liquidity from Redwood.
(2)    All consolidated ABS issued are collateralized by real estate loans or other real estate-related assets. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(3)    The anticipated interest payments on consolidated ABS issued are calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2021.
In the normal course of business we engage in financial transactions that may not be recorded on the balance sheet. For additional information on our commitments and contingencies, refer to Note 16 in Part II, Item 8 of this Annual Report.
Several of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We have several such facilities with scheduled maturities in 2022, and, while there is no assurance of our ability to amend these facilities, market conditions for these types of facilities remain favorable and we would expect to extend these in the normal course of business. Aside from these facilities, we expect to meet our obligations coming due in less than one year from December 31, 2021, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, or incremental borrowings under existing, new or amended financing facilities.
During 2021, the highest balance of our short-term debt outstanding was $2.77 billion. See Note 13 in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our short-term debt.

Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the residential loans we acquire and the business purpose loans we originate or acquire in our mortgage banking operations while we aggregate the loans for sale or securitization. These facilities may be designated as short-term or long-term for financial reporting purposes, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility.
At December 31, 2021, we had residential loan warehouse facilities outstanding with seven different counterparties, with $2.90 billion of total capacity and $1.23 billion of available capacity. These included non-marginable facilities with $1.38 billion of total capacity and marginable facilities with $1.52 billion of total capacity.
At December 31, 2021, we had business purpose loan warehouse facilities outstanding with four different counterparties, with $1.65 billion of total capacity and $0.9 billion of available capacity. All of these facilities are non-marginable.
As discussed above, several of the facilities we use to finance our mortgage banking loan inventory are short-term in nature and will require renewals. Additionally, because several of our warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks. Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" that follows within this section.
Liquidity Needs for our Investment Portfolio
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. We distinguish our debt between recourse and non-recourse, as our non-recourse debt is mostly comprised of ABS issued, which has unique characteristics that differentiate it in important ways from our recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt no creditor or lender has direct or indirect recourse to us, or any other entity or person (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt.
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
At December 31, 2021, in aggregate, we had $3.19 billion of secured recourse debt outstanding, financing our investment portfolio, of which $887 million was marginable and $2.30 billion was non-marginable.

Corporate Capital
In addition to secured recourse and non-recourse leverage we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible debt securities we issue in the public markets and also includes trust preferred securities. See Note 15 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our long-term debt.
Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential and business purpose mortgage loans (including those we acquire and/or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc.

Residential and Business Purpose Loan Warehouse Facilities. One source of our debt financing is secured borrowings under loan warehouse facilities. These facilities may be designated as short-term or long-term for financial reporting purposes, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility. Residential loan warehouse facilities were in place with seven different financial institution counterparties as of December 31, 2021. In addition, as of December 31, 2021, we had business purpose loan warehouse facilities secured by single-family rental loans and bridge loans, in place with four financial institution counterparties. Under our residential loan warehouse facilities, we had an aggregate borrowing limit of $2.90 billion at December 31, 2021, and under our business purpose loan warehouse facilities we had an aggregate borrowing limit of $1.7 billion at December 31, 2021. However, several of these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Financing for residential or business purpose mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.
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
Under our residential and business purpose loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain in excess of a specified amount. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy, bond, or obtain a stay of the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”
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
Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. While a security is financed under a securities repurchase facility, to the extent the market value of the security declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
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

Other Short-Term Debt Facility. We also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. At December 31, 2021, the securities pledged to secure this credit line had a fair market value of $1 million, thereby limiting our ability to fully utilize this facility until we pledge additional assets to this lender. This bank line of credit is an additional source of short-term financing for us. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this committed line we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this committed line are further described below under the headings “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this committed line to incur short-term debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.
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
One financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At December 31, 2021, we had borrowings under this facility totaling $144 million and $0.3 million of unamortized deferred issuance costs, for a net carrying value of $144 million. At December 31, 2021, the fair value of real estate securities pledged as collateral under this long-term debt facility was $247 million and included Sequoia securities and securities retained from our Sequoia securitizations.
Another financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At December 31, 2021, we had borrowings under this facility totaling $102 million and $0.3 million of unamortized deferred issuance costs, for a net carrying value of $102 million. At December 31, 2021, the fair value of real estate securities pledged as collateral under this long-term debt facility was $118 million and included securities retained from our consolidated CAFL securitizations.
Another financing facility may be terminated, at our option, in June 2023, and has a final maturity in June 2026, provided that the interest rate on amounts outstanding under the facility increases between June 2024 and June 2026. At December 31, 2021, we had borrowings under this facility totaling $92 million and $0.4 million of unamortized deferred issuance costs, for a net carrying value of $91 million. At December 31, 2021, the fair value of real estate securities pledged as collateral under this long-term debt facility was $143 million and included securities retained from our consolidated CAFL securitizations.
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
•Residential and Business Purpose Loan Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential and business purpose loan warehouse facilities we have established and, as of December 31, 2021, were in place with several different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2021, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to stockholders’ equity or tangible net worth at Redwood.
•With respect to residential loan warehouse facilities, maintenance of uncommitted residential loan warehouse facilities with a specified level of available borrowing capacity.
•Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2021, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
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
•Servicer Advance Financing. As noted above, servicer advance financing consists of non-recourse short-term securitization debt, secured by servicing advances. Financial covenants associated with this financing facility are as follows and at December 31, 2021, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at SA Buyer.
•Maintenance of a minimum dollar amount of cash and cash equivalents at SA Buyer.

As noted above, at December 31, 2021, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at December 31, 2021 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at December 31, 2021 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing
•Residential and Business Purpose Loan Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential and business purpose loan warehouse facilities we have established and, as of December 31, 2021, were in place with several different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2021, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

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
•Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2021, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:
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
•Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2021, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:
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

CRITICAL ACCOUNTING ESTIMATES
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
Following is a description of our critical accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.
Assets and Liabilities Accounted for at Fair Value
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2021, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2020. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility. Below, we provide additional information regarding the critical accounting estimates for these assets and liabilities.
Changes in the Fair Value of Loans Held at Fair Value
We have elected the fair value option for our residential loans, business purpose loans, and multifamily loans. As such, these loans are carried on our consolidated balance sheets at their estimated fair value and changes in the fair values of these loans are recorded in Mortgage banking activities, net or Investment fair value changes, net on our consolidated statements of income (loss) in the period in which the valuation change occurs. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably like to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Securities
Our securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. In addition, we invest in securities of certain securitization entities that we are required to consolidate for GAAP reporting purposes. We have elected to account for many of these entities as collateralized financing entities and use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. For trading securities and collateralized financing entities, changes in fair values are recorded in Investment fair value changes, net on our consolidated statements of income (loss) in the period in which the valuation change occurs. For available-for-sale securities, changes in fair value are generally recorded in Accumulated other comprehensive income in our consolidated balance sheets (as discussed further below). Periodic fluctuations in the values of our securities can be caused by changes in the discount rate assumptions used to value the securities, as well as actual and anticipated prepayments, delinquencies, losses and other factors on the loans underlying the securitizations in which we own securities. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably like to have a material effect on our reported earnings and financial condition.
For AFS securities, cumulative unrealized gains and losses are recorded as a component of Accumulated other comprehensive income in our consolidated balance sheets. Unrealized gains are not credited to current earnings and unrealized losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize a decline in the value of AFS securities as an allowance for credit losses recorded through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold AFS securities, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Estimates used to determine other-than-temporary-impairments on AFS securities require significant judgment and changes in these estimates have had and are reasonably like to have a material effect on our reported earnings and financial condition.

Changes in Fair Values of Servicer Advance Investments
Servicer advance investments are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. Periodic fluctuations in the values of our servicer advance investments can be caused by changes in the actual and anticipated balance of servicing advances outstanding, actual and anticipated prepayments on the underlying loans, and changes in the discount rate assumptions used to value servicer advance investments. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably like to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of MSRs and Excess MSRs
MSRs and excess MSRs are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Other income, net or Investment fair value changes, net. Periodic fluctuations in the values of our MSRs and excess MSRs can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, actual or anticipated changes in delinquencies, and changes in the discount rate assumptions used to value MSRs and excess MSRs. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably like to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of HEIs
HEIs are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. Periodic fluctuations in the values of our HEIs can be caused by changes in the discount rate assumptions used to value HEIs, changes in assumptions regarding future projected home values, changes in assumptions regarding future projected prepayment rates, as well as changes in the rate and magnitude of defaults on the portfolio. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably like to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Strategic Investments
Several of our strategic investments are carried on our consolidated balance sheets at their estimated fair values (or at historical cost under the measurement alternative for equity investments), with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. All of our strategic investments are in private companies that do not have readily determinable fair values and estimates of their fair value require significant judgment to develop. Changes in the estimates used to determine their fair value could have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Derivative Financial Instruments
We generally use derivatives as part of our mortgage banking activities (e.g., to manage risks associated with loans we plan to acquire and subsequently sell or securitize), in relation to our residential investments (to manage risks associated with our securities, MSRs, and held-for-investment loans), and to manage variability in debt interest expense indexed to adjustable rates, and cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). Significant inputs used to estimate the fair value of certain of our derivatives include unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably like to have a material effect on reported earnings and our financial condition.
Additionally, the nature of the instruments we use and the accounting treatment for the specific assets, liabilities, and derivatives may therefore lead to volatility in our periodic earnings, even when we are meeting our hedging objectives. Most of our derivatives are accounted for as trading instruments with associated changes in value recorded through our consolidated statements of income (loss). Changes in value of the assets and liabilities we manage by using derivatives may not be accounted for similarly. This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our risk management strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their values may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.

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

Changes in Yields for Securities
The yields we project on available-for-sale real estate securities can have a significant effect on the periodic interest income we recognize for financial reporting purposes. Yields can vary as a function of credit results, prepayment rates, interest rates and call assumptions. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to principal balance), or securities are called (or called sooner than expected) the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to principal balance) or securities are not called (or called later than expected), the yield over the remaining life of the security may be adjusted downward.
Changes in the actual maturities of real estate securities may also affect their yields to maturity. Actual maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than 10 years. The assumptions we use to estimate future cash flows and the resulting effective yields and interest income, require significant judgement to develop, and changes in these estimates have had and are reasonably like to have a material effect on our reported earnings and financial condition.
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

MARKET AND OTHER RISKS
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
Residential and Business Purpose Loans and Securities
Our residential and business purpose loans and securities backed by residential loans are generally secured by real property. Credit losses on residential real estate loans and securities can occur for many reasons, including: poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
Credit losses on business purpose real estate loans and securities can occur for many of the reasons noted above for residential real estate loans and securities. Moreover, these types of real estate loans and securities may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose real estate loans and securities are particularly sensitive to conditions in the rental housing market, including declining or delinquent rents, and to demand for rental residential properties.
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
Multifamily Loans and Securities
Multifamily loans we may acquire, invest in, or originate are generally secured by real property. The multifamily securities we invest in are primarily subordinate positions in securitizations sponsored by Freddie Mac that are comprised of loans collateralized by multifamily properties. We also own and may continue to invest in other third-party sponsored multifamily mortgage-backed securities. Credit losses on these real estate loans and securities can occur for many of the reasons noted above for residential and business-purpose real estate loans, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; declining rents on single and multifamily residential rental properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; and changes in legal protections for lenders. In addition, if the U.S. economy were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated. Moreover, the principal balance of multifamily loans may be significantly larger than the residential and business-purpose real estate loans we own.
Home Equity Investments
Home equity investment contracts we invest in are secured by real property. Credit losses on these investments can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; and changes in legal protections for lenders. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
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
Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2021. The table presents principal cash flows and related average interest rates for material interest rate sensitive assets and liabilities by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2021, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2021
(Dollars in Thousands)		2022	2023	2024	2025	2026	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (1)
Residential Loans - HFS (2)
Adjustable Rate	Principal	$45	$—	$—	$—	$—	$—	$45	$34
	Interest Rate	1.88%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	1,709,548	—	—	—	—	—	1,709,548	1,738,846
	Interest Rate	3.30%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	104,272	—	—	—	—	—	104,272	106,402
	Interest Rate	3.04%	N/A	N/A	N/A	N/A	N/A
Residential Loans - HFI at Sequoia
Adjustable Rate	Principal	85,008	61,307	47,277	36,129	27,669	6,667	264,057	230,455
	Interest Rate	1.97%	2.65%	3.00%	3.04%	3.07%	3.07%
Fixed Rate	Principal	722,456	550,170	427,975	338,931	272,339	1,293,598	3,605,469	3,628,465
	Interest Rate	3.42%	3.42%	3.42%	3.42%	3.43%	3.43%
Residential Loans - HFI at Freddie Mac SLST
Fixed Rate	Principal	132,589	130,038	122,348	115,190	108,264	1,323,812	1,932,241	1,888,230
	Interest Rate	4.03%	4.21%	4.20%	4.19%	4.18%	4.18%
Business Purpose Loans - HFS (2)
Fixed Rate	Principal	348,232	—	—	—	—	—	348,232	358,309
	Interest Rate	4.73%	N/A	N/A	N/A	N/A	N/A
Business Purpose Loans - HFI at Redwood
Fixed Rate	Principal	325,621	152,443	192,328	—	—	—	670,392	666,364
	Interest Rate	6.91%	6.69%	5.47%	N/A	N/A	N/A
Single-Family Rental Loans - HFI at CAFL
Fixed Rate	Principal	47,778	50,309	52,973	55,779	58,734	3,075,376	3,340,949	3,488,074
	Interest Rate	5.17%	5.17%	5.17%	5.17%	5.17%	5.17%
Single-Family Rental Bridge Loans - HFI at CAFL
Fixed Rate	Principal	190,593	84,024	—	—	—	—	274,617	278,242
	Interest Rate	7.05%	6.53%	N/A	N/A	N/A	N/A
Multifamily Loans - HFI at Freddie Mac K-Series
Fixed Rate	Principal	7,975	8,326	8,638	430,230	—	—	455,169	473,514
	Interest Rate	4.21%	4.21%	4.22%	3.55%	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2021
(Dollars in Thousands)		2022	2023	2024	2025	2026	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (continued)
Residential Senior Securities
Fixed Rate (3)	Principal	$—	$—	$—	$—	$—	$—	$—	$21,787
	Interest Rate	0.16%	0.16%	0.15%	0.15%	0.14%	0.11%
Residential Subordinate Securities
Fixed Rate	Principal	7,626	2,077	517	1,364	9,208	397,390	418,182	310,064
	Interest Rate	4.01%	4.11%	4.20%	4.24%	4.30%	4.32%
Hybrid	Principal	1,240	956	766	633	537	12,775	16,907	12,845
	Interest Rate	2.05%	2.42%	2.65%	2.66%	2.65%	2.18%
Multifamily Securities
Adjustable Rate	Principal	14,792	4,534	—	—	—	3,600	22,926	23,496
	Interest Rate	3.51%	5.63%	8.94%	8.91%	8.99%	8.99%
Fixed Rate	Principal	—	—	—	—	—	8,930	8,930	9,219
	Interest Rate	4.93%	5.63%	6.00%	6.01%	6.06%	6.16%
Interest Rate Sensitive Liabilities
Asset-Backed Securities Issued
Sequoia Entities
Adjustable Rate	Principal	67,355	49,010	38,340	28,896	22,606	53,298	259,505	227,881
	Interest Rate	1.36%	1.93%	2.21%	2.52%	2.23%	2.23%
Fixed Rate	Principal	597,045	436,443	337,597	282,003	229,764	1,470,221	3,353,073	3,383,048
	Interest Rate	2.77%	2.71%	2.52%	2.38%	2.32%	2.32%
Freddie Mac SLST Entities
Fixed Rate	Principal	148,437	123,363	119,268	119,994	112,719	911,857	1,535,638	1,588,463
	Interest Rate	3.29%	3.40%	3.58%	3.60%	3.63%	3.63%
Freddie Mac K-Series Entities
Fixed Rate	Principal	7,975	8,326	8,638	393,761	—	—	418,700	441,857
	Interest Rate	2.67%	2.67%	2.68%	2.27%	N/A	N/A
CAFL Entities
Fixed Rate	Principal	131,507	194,358	393,922	421,112	566,814	1,557,053	3,264,766	3,474,898
	Interest Rate	2.74%	2.67%	2.63%	2.77%	2.50%	2.50%
Point HEI Entities
Fixed Rate	Principal	29,786	27,732	25,780	20,747	16,948	17,799	138,792	137,410
	Interest Rate	3.71%	3.71%	4.37%	5.71%	5.71%	5.71%

Short-Term Debt	Principal	2,178,635	—	—	—	—	—	2,178,635	2,177,362
	Interest Rate	1.94%	N/A	N/A	N/A	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2021
(Dollars in Thousands)		2022	2023	2024	2025	2026	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Liabilities (continued)
Long-Term Debt
Convertible Notes	Principal	$—	$198,629	$150,200	$172,092	$—	$—	$520,921	$537,300
	Interest Rate	5.33%	5.33%	5.69%	5.75%	N/A	N/A
Trust Preferred Securities and Subordinated Notes
	Principal	—	—	—	—	—	139,500	139,500	97,650
	Interest Rate	2.85%	3.66%	3.87%	3.95%	3.93%	4.16%
Other Long-Term Debt	Principal	—	651,712	144,385	102,351	91,707	—	990,155	989,570
	Interest Rate	3.37%	3.37%	4.36%	4.47%	4.75%	N/A
Interest Rate Agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	—	3,000	—	98,500	118,100	219,600	309
	Receive Strike Rate	0.60%	1.41%	1.62%	1.70%	1.68%	1.83%
	Pay Strike Rate	1.46%	1.46%	1.46%	1.47%	1.47%	1.56%
(Sold)	Notional Amount	—	—	—	—	—	225,000	225,000	(949)
	Receive Strike Rate	1.53%	1.53%	1.53%	1.53%	1.53%	1.53%
	Pay Strike Rate	0.60%	1.41%	1.62%	1.70%	1.68%	1.83%
(1)    For the key assumptions and sensitivity analysis for assets retained from securitizations, refer to Note 4 in Part II, Item 8 of this Annual Report.
(2)    As we generally expect our residential loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2022.
(3)    The fair value of fixed-rate senior securities includes $22 million interest-only securities, for which there is no principal at December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-123 of this Annual Report on Form 10-K and incorporated herein by reference.
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
As of the end of our 2021 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, was effective.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

ITEM 9B. OTHER INFORMATION
The Company's Board of Directors has set May 24, 2022 as the date for the 2022 annual meeting of stockholders. The meeting will be held at 8:30 a.m. (Pacific) as a “virtual” Annual Meeting of Stockholders via a live webcast, as an alternative to an in-person meeting. Stockholders of record as of March 25, 2022 will be entitled to vote at that meeting.
On February 24, 2022, Richard D. Baum, age 75, and Jeffrey T. Pero, age 75, each notified the Board of Directors, in accordance with the retirement provisions in the Company's Corporate Governance Standards, they are retiring from the Board of Directors, effective as of May 24, 2022, and will not stand for reelection at the 2022 Annual Meeting of Stockholders. Mr. Baum serves as the Board Chair and serves on the Compensation Committee and the Governance and Nominating Committee of the Board. Mr. Pero serves on the Compensation Committee and serves as the Chair of the Governance and Nominating Committee of the Board. Mr. Baum and Mr. Pero will retire following more than 30 years of service in aggregate as members of the Redwood Trust, Inc. Board of Directors.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
(3)Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)

3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)

3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)

3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)

3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)

3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)

3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)

3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)

3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)

3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)

3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)

3.1.11	Articles of Amendment of the Registrant, effective May 15, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)

3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)

3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on November 3, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.2.1, filed on November 4, 2021)

4.1	Description of Redwood Trust, Inc. Common Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 4.1, filed on February 26, 2021)

4.2	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)

4.3
Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

Exhibit Number	Exhibit

4.4
Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.5
Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.6
Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

4.7
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.8
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.9
Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.10
Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.11
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.12
Second Supplemental Indenture, dated August 18, 2017, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2023) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on August 18, 2017)

4.13
Third Supplemental Indenture, dated June 25, 2018, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 5.625% Convertible Senior Note due 2024) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.2, filed on June 25, 2018)

4.14
Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc., and Wilmington Trust, National Association, as Trustee, dated as of September 24, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 99.1, filed on September 25, 2019)

9.1
Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2
Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

10.1*
Amended and Restated 2014 Incentive Award Plan, as amended through December 16, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on February 26, 2021)

10.2*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2021 Form of Award Agreement for Director Grants) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 7, 2021)

10.3*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on February 26, 2021)

10.4*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 18, 2020)

Exhibit Number	Exhibit
10.5*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 18, 2020)

10.6*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 18, 2020)

10.7*
Form of Performance Award Agreement (Cash – Performance Vesting) under 2014 Incentive Plan (2020 Form) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 7, 2020)

10.8*
Form of Performance Award Agreement (Cash – Time Vesting) under 2014 Incentive Plan (2020 Form) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 7, 2020)

10.9*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2019 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 13, 2019)

10.10*	Form of Restricted Stock Unit Award Agreement (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Annual 10-K, Exhibit 10.23, filed on March 1, 2019)

10.11*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 17, 2018)

10.12*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 17, 2018)

10.13*	Form of Letter Agreement Amendment to Equity Awards Under 2014 Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 17, 2018)

10.14*
Form of Redwood Trust, Inc. Restricted Stock Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2014)

10.15*
Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 8, 2014)

10.16*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 15, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 17, 2019)

10.17*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.18*
First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.19*	Second Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 8, 2018)

10.20*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on May 9, 2019)

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

10.23*
Sixth Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Christopher J. Abate and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2021)

Exhibit Number	Exhibit
10.24*
Fourth Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Dashiell I. Robinson and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 4, 2021)

10.25*
Sixth Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Andrew P. Stone and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 4, 2021)

10.26*
Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Brooke E. Carillo and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 4, 2021)

10.27*
Side Letter Agreement, dated as of April 20, 2021, by and between Brooke Carillo and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 7, 2021)

10.28*
Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Sasha G. Macomber and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 4, 2021)

10.29*
Letter Agreement, between Collin L. Cochrane and the Registrant, dated as of February 28, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.77, filed on March 2, 2020)

10.30*	Redwood Trust, Inc. Change in Control Severance Plan, dated November 3, 2020 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 4, 2021)

10.31	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.32
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.33
Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.30, filed on February 28, 2018)

10.34
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.35
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.36
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.37
Third Amendment to Lease, effective as of January 22, 2020, between ARTIS HRA Inverness Point, LP (successor-in-interest to MG-Point, LLC), as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on March 2, 2020)

10.38
Fourth Amendment to Lease Agreement, dated as of April 20, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2020)

10.39
Fifth Amendment to Lease Agreement, dated as of July 23, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2020)

10.40

Sixth Amendment to Lease Agreement, dated as of December 4, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.7, filed on August 4, 2021)

10.41
Seventh Amendment to Lease Agreement, dated as of May 21, 2021, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 4, 2021)

Exhibit Number	Exhibit

10.42	First Amendment to Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 3, 2021 (filed herewith)

10.43
Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 18, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on February 26, 2021)

10.44
Distribution Agreement by and among Redwood Trust, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, and JMP Securities LLC, dated November 14, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on November 15, 2018)

10.45
Amendment No. 1 to the Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and JMP Securities LLC, dated May 9, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on May 10, 2019)

10.46
Amendment No. 2 to the Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and JMP Securities LLC, dated March 4, 2020 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on March 6, 2020)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2021, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2021 and 2020;

(ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2021, 2020, and 2019;

(iii) Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020, and 2019;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and

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

REDWOOD TRUST, INC.

Date: February 25, 2022	By:	/s/ CHRISTOPHER J. ABATE
Christopher J. Abate Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. ABATE	Director and Chief Executive Officer	February 25, 2022
Christopher J. Abate	(Principal Executive Officer)

/s/ BROOKE E. CARILLO	Chief Financial Officer	February 25, 2022
Brooke E. Carillo	(Principal Financial Officer)

/s/ COLLIN L. COCHRANE	Chief Accounting Officer	February 25, 2022
Collin L. Cochrane	(Principal Accounting Officer)

/s/ RICHARD D. BAUM	Director, Chairman of the Board	February 25, 2022
Richard D. Baum

/s/ GREG H. KUBICEK	Director, Vice Chairman of the Board	February 25, 2022
Greg H. Kubicek

/s/ ARMANDO FALCON	Director	February 25, 2022
Armando Falcon

/s/ DOUGLAS B. HANSEN	Director	February 25, 2022
Douglas B. Hansen

/s/ DEBORA D. HORVATH	Director	February 25, 2022
Debora D. Horvath

/s/ GEORGE W. MADISON	Director	February 25, 2022
George W. Madison

/s/ JEFFREY T. PERO	Director	February 25, 2022
Jeffrey T. Pero

/s/ GEORGANNE C. PROCTOR	Director	February 25, 2022
Georganne C. Proctor

/s/ DASHIELL I. ROBINSON	Director and President	February 25, 2022
Dashiell I. Robinson

/s/ FAITH A. SCHWARTZ	Director	February 25, 2022
Faith A. Schwartz

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 25, 2022 expressed an unqualified opinion.
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
Fair value measurements of certain real estate securities, and beneficial interests in consolidated Sequoia and Freddie Mac Seasoned Loans Structured Transaction (“SLST”) securitization entities holding residential loans, consolidated CoreVest American Finance Lender (“CAFL”) securitization entities holding business purpose loans, and consolidated Freddie Mac K-Series securitization entities holding multifamily loans.
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

We identified the fair value measurements of certain investment securities, specifically certain subordinate securities, as well the beneficial interests in consolidated Sequoia and SLST securitization entities holding residential loans, consolidated CAFL securitization entities holding business purpose loans, and consolidated Freddie Mac K-Series securitization entities holding multifamily loans (together, “Investments”) as a critical audit matter.
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

Newport Beach, California February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Newport Beach, California February 25, 2022
\

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2021	December 31, 2020
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,845,282	$176,641
Residential loans, held-for-investment, at fair value	5,747,150	4,072,410
Business purpose loans, held-for-sale, at fair value	358,309	245,394
Business purpose loans, held-for-investment, at fair value	4,432,680	3,890,959
Multifamily loans, held-for-investment, at fair value	473,514	492,221
Real estate securities, at fair value	377,411	344,125
Other investments	641,969	348,175
Cash and cash equivalents	450,485	461,260
Restricted cash	80,999	83,190
Intangible assets	41,561	56,865
Derivative assets	26,467	53,238
Other assets	231,117	130,588
Total Assets	$14,706,944	$10,355,066

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$2,177,362	$522,609
Derivative liabilities	3,317	16,072
Accrued expenses and other liabilities	245,788	179,340
Asset-backed securities issued (includes $8,843,147 and $6,900,362 at fair value), net	9,253,557	7,100,661
Long-term debt, net	1,640,833	1,425,485
Total liabilities	13,320,857	9,244,167
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 114,892,309 and 112,090,006 issued and outstanding	1,149	1,121
Additional paid-in capital	2,316,799	2,264,874
Accumulated other comprehensive (loss) income	(8,927)	(4,221)
Cumulative earnings	1,316,890	997,277
Cumulative distributions to stockholders	(2,239,824)	(2,148,152)
Total equity	1,386,087	1,110,899
Total Liabilities and Equity	$14,706,944	$10,355,066
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2021 and 2020, assets of consolidated VIEs totaled $10,661,081 and $8,141,069, respectively. At December 31, 2021 and 2020, liabilities of consolidated VIEs totaled $9,619,347 and $7,148,414, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, except Share Data)	2021	2020	2019
Interest Income
Residential loans	$204,801	$222,746	$315,953
Business purpose loans	270,791	217,617	53,805
Multifamily loans	19,266	54,813	132,600
Real estate securities	54,704	49,605	91,822
Other interest income	25,364	27,135	28,101
Total interest income	574,926	571,916	622,281
Interest Expense
Short-term debt	(42,581)	(50,895)	(96,506)
Asset-backed securities issued	(305,801)	(299,708)	(294,466)
Long-term debt	(78,367)	(97,402)	(88,836)
Total interest expense	(426,749)	(448,005)	(479,808)
Net Interest Income	148,177	123,911	142,473
Non-interest Income (Loss)
Mortgage banking activities, net	235,744	78,472	87,266
Investment fair value changes, net	128,049	(588,438)	35,500
Other income, net	12,018	4,188	19,257
Realized gains, net	17,993	30,424	23,821
Total non-interest income (loss), net	393,804	(475,354)	165,844
General and administrative expenses	(170,859)	(115,204)	(108,737)
Loan acquisition costs	(16,336)	(11,023)	(9,935)
Other expenses	(16,695)	(108,785)	(13,022)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	338,091	(586,455)	176,623
(Provision for) benefit from income taxes	(18,478)	4,608	(7,440)
Net Income (Loss)	$319,613	$(581,847)	$169,183

Basic earnings (loss) per common share	$2.73	$(5.12)	$1.63
Diluted earnings (loss) per common share	$2.37	$(5.12)	$1.46
Basic weighted average shares outstanding	113,230,190	113,935,605	101,120,744
Diluted weighted average shares outstanding	142,070,301	113,935,605	136,780,594

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Net Income (Loss)	$319,613	$(581,847)	$169,183
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	8,016	(3,951)	17,077
Reclassification of unrealized gain on available-for-sale securities to net income (loss)	(16,849)	(12,165)	(19,967)
Net unrealized loss on interest rate agreements	—	(32,806)	(16,894)
Reclassification of unrealized loss on interest rate agreements to net income	4,127	3,188	—
Total other comprehensive loss	(4,706)	(45,734)	(19,784)
Total Comprehensive Income (Loss)	$314,907	$(627,581)	$149,399

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	319,613	—	319,613
Other comprehensive loss	—	—	—	(4,706)	—	—	(4,706)
Issuance of common stock	2,503,662	25	34,683	—	—	—	34,708
Employee stock purchase and incentive plans	298,641	3	(1,660)	—	—	—	(1,657)
Non-cash equity award compensation	—	—	18,902	—	—	—	18,902
Share repurchases	—	—	—	—	—	—	—
Common dividends declared ($0.780 per share)	—	—	—	—	—	(91,672)	(91,672)
December 31, 2021	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
For the Year Ended December 31, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(581,847)	—	(581,847)
Other comprehensive loss	—	—	—	(45,734)	—	—	(45,734)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Direct stock purchase and dividend reinvestment plan	—	—	—	—	—	—	—
Employee stock purchase and incentive plans	434,217	4	(3,956)	—	—	—	(3,952)
Non-cash equity award compensation	—	—	15,298	—	—	—	15,298
Share repurchases	(3,047,335)	(30)	(21,629)	—	—	—	(21,659)
Common dividends declared ($0.725 per share)	—	—	—	—	—	(83,985)	(83,985)
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
For the Year Ended December 31, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	169,183	—	169,183
Other comprehensive loss	—	—	—	(19,784)	—	—	(19,784)
Issuance of common stock:	28,724,645	288	441,884	—	—	—	442,172
Dividend reinvestment & stock purchase plans	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	344,209	3	(4,949)	—	—	—	(4,946)
Non-cash equity award compensation	—	—	14,957	—	—	—	14,957
Share repurchases	—	—	—	—	—	—	—
Common dividends declared ($1.20 per share)	—	—	—	—	—	(129,452)	(129,452)
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$319,613	$(581,847)	$169,183
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(9,789)	8,550	(5,066)
Depreciation and amortization of non-financial assets	16,784	17,365	10,133
Originations of held-for-sale loans	(1,258,115)	(1,004,058)	(569,915)
Purchases of held-for-sale loans	(13,188,434)	(4,431,468)	(5,823,547)
Proceeds from sales of held-for-sale loans	8,639,769	4,776,469	5,198,089
Principal payments on held-for-sale loans	84,244	62,736	106,183
Net settlements of derivatives	44,755	(201,036)	(66,059)
Non-cash equity award compensation expense	18,902	15,298	14,957
Goodwill impairment expense	—	88,675	—
Market valuation adjustments	(321,433)	541,399	(97,006)
Realized gains, net	(17,993)	(30,424)	(23,821)
Net change in:
Accrued interest receivable and other assets	(64,835)	301,381	(83,210)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	41,967	(68,507)	4,502
Net cash used in operating activities	(5,694,565)	(505,467)	(1,165,577)
Cash Flows From Investing Activities:
Originations of loans held-for-investment	(894,908)	(426,404)	(448,189)
Purchases of loans held-for-investment	(65,315)	—	(49,489)
Proceeds from sales of loans held-for-investment	9,484	1,574,160	9,422
Principal payments on loans held-for-investment	2,601,416	2,256,196	1,751,303
Purchases of real estate securities	(68,643)	(112,626)	(345,403)
Purchases of residential securities held in consolidated securitization trust	—	—	(193,212)
Purchases of multifamily securities held in consolidated securitization trusts	—	—	(99,221)
Sales of multifamily securities held in consolidated securitization trusts	8,197	142,990	—
Proceeds from sales of real estate securities	39,652	658,899	707,357
Principal payments on real estate securities	60,667	27,210	84,303
Purchases of servicer advance investments	(196,583)	(179,419)	(69,610)
Principal repayments from servicer advance investments	76,223	107,527	203,876
Acquisition of 5 Arches, net of cash acquired	—	—	(3,714)
Acquisition of CoreVest, net of cash acquired	—	—	(451,626)
Equity investment	—	40,226	(40,467)
Purchases of home equity investments, net	(133,547)	734	—
Other investing activities, net	(32,547)	(19,079)	(29,468)
Net cash provided by investing activities	1,404,096	4,070,414	1,025,862

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)	Years Ended December 31,
	2021	2020	2019
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	13,235,028	5,496,761	6,452,566
Repayments on short-term debt	(11,404,475)	(7,303,543)	(7,193,677)
Proceeds from issuance of asset-backed securities	4,472,071	1,684,778	1,397,126
Repayments on asset-backed securities issued	(1,989,762)	(1,493,438)	(1,123,119)
Proceeds from issuance of long-term debt	1,455,383	1,473,590	387,053
Deferred debt issuance costs	(4,089)	(10,244)	(7,023)
Repayments on long-term debt	(1,421,662)	(2,974,795)	(1,137)
Net settlements of derivatives	—	(84,336)	—
Net proceeds from issuance of common stock	21,944	5,881	450,710
Net payments on repurchase of common stock	—	(21,659)	—
Taxes paid on equity award distributions	(2,267)	(4,286)	(5,471)
Dividends paid	(91,672)	(83,985)	(129,452)
Other financing activities, net	7,004	3,946	(2,105)
Net cash provided by (used in) financing activities	4,277,503	(3,311,330)	225,471
Net (decrease) increase in cash and cash equivalents	(12,966)	253,617	85,756
Cash, cash equivalents and restricted cash at beginning of period (1)	544,450	290,833	205,077
Cash, cash equivalents and restricted cash at end of period (1)	$531,484	$544,450	$290,833
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$400,836	$456,147	$452,216
Taxes	43,144	1,190	7,963
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$9,375	$53,276	$13,729
Retention of mortgage servicing rights from loan securitizations and sales	7,065	—	868
Consolidation of residential loans held in securitization trust	—	—	1,190,995
Consolidation of residential ABS issued	—	—	997,783
(Deconsolidation) consolidation of multifamily loans held in securitization trusts	—	(3,849,779)	2,162,385
(Deconsolidation) consolidation of multifamily ABS issued	—	(3,706,789)	2,058,214
Consolidation of single-family rental loans held in securitization trusts	—	—	1,829,281
Consolidation of single-family rental ABS issued	—	—	1,656,023
Transfers from loans held-for-sale to loans held-for-investment	5,026,723	1,868,656	1,801,560
Transfers from loans held-for-investment to loans held-for-sale	92,400	64,520	22,808
Transfers from residential loans to real estate owned	40,038	14,229	8,609
Issuance of common stock for 5 Arches acquisition	13,375	3,375	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	6,977	7,862	13,094
Reduction in operating lease liabilities due to lease modification	—	1,722	—

(1)    Cash, cash equivalents, and restricted cash at December 31, 2021 included cash and cash equivalents of $450 million and restricted cash of $81 million; at December 31, 2020 included cash and cash equivalents of $461 million and restricted cash of $83 million; and at December 31, 2019 included cash and cash equivalents of $197 million and restricted cash of $94 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential, business purpose and multifamily assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio.
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
Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. On March 1, 2019, Redwood completed the acquisition of 5 Arches, LLC ("5 Arches"), at which time 5 Arches became a wholly-owned subsidiary of Redwood. On October 15, 2019, Redwood acquired CoreVest American Finance Lender, LLC and certain affiliated entities ("CoreVest"), at which time CoreVest became wholly owned by Redwood. The operations of 5 Arches were subsequently combined with those of CoreVest under the CoreVest brand. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In statements regarding qualification as a REIT, such terms refer solely to Redwood Trust, Inc. Refer to Item 1 - Business in this Annual Report on Form 10-K for additional information on our business.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the Company at December 31, 2021 and 2020, and results of operations for all periods presented have been made.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans ("Sequoia"), entities formed in connection with the securitization of CoreVest single-family rental and bridge loans ("CAFL"), and beginning in the third quarter of 2021, an entity ("Point HEI") formed in connection with the securitization of home equity investment contracts ("HEIs"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Multifamily loans held-for-investment, at fair value, the underlying single-family rental and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment, at fair value, and the underlying HEIs at the consolidated Point HEI entity are shown under Other investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income (loss), we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
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
December 31, 2021

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
Acquisitions
In May 2018, Redwood acquired a 20% minority interest in 5 Arches, an originator of business purpose loans, for $10 million in cash, with a one-year option to purchase all remaining equity in the company. On March 1, 2019, we completed the acquisition of the remaining 80% interest in 5 Arches. At closing, we paid approximately $13 million of cash, with the remaining $27 million in consideration paid in a mix of cash and Redwood common stock over the subsequent two-year period.
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
December 31, 2021

Note 2. Basis of Presentation - (continued)
During 2019, we accounted for the acquisitions of 5 Arches and CoreVest under the acquisition method of accounting pursuant to ASC 805. We performed the purchase price allocations and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of each acquisition date, with the excess of the purchase price allocated to goodwill. Through December 31, 2021, there were no changes to our purchase price allocations, which are summarized in the following table.
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
Because we owned a 20% non-controlling interest in 5 Arches immediately before obtaining full control, we remeasured our initial minority investment and purchase option at their acquisition-date fair values using the income approach, which resulted in a gain of $2 million that was recorded in Other income on our consolidated statements of income (loss) during the three months ended March 31, 2019.
We recognized $2 million of acquisition costs related our acquisitions of 5 Arches and CoreVest during the year ended December 31, 2019. These costs primarily related to accounting, consulting, and legal expenses and are included in our General and administrative expenses on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at December 31, 2021 and 2020.
Table 2.2 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2021	Carrying Value at December 31, 2021	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(14,291)	$31,009	7
Broker network	18,100	(10,257)	7,843	5
Non-compete agreements	9,500	(7,597)	1,903	3
Tradenames	4,000	(3,194)	806	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(39,739)	$41,561	6

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2020	Carrying Value at December 31, 2020	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(7,819)	$37,481	7
Broker network	18,100	(6,637)	11,463	5
Non-compete agreements	9,500	(4,431)	5,069	3
Tradenames	4,000	(1,860)	2,140	3
Developed technology	1,800	(1,088)	712	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(24,435)	$56,865	6
All of our intangible assets are amortized on a straight-line basis. For the years ended December 31, 2021 and 2020, we recorded intangible asset amortization expense of $15 million and $16 million, respectively. Estimated future amortization expense is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	December 31, 2021
2022	$12,800
2023	10,091
2024	7,073
2025	6,471
2026	5,126
Total Future Intangible Asset Amortization	$41,561
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
December 31, 2021

Note 2. Basis of Presentation - (continued)
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic (the "pandemic"), and its impact on our business, including a significant decline in the market price of our common stock, we determined that it was more likely than not that the fair value of our Business Purpose Mortgage Banking reporting unit was lower than its carrying amount, including goodwill. Based on this analysis, we determined that an interim goodwill impairment test should be performed as of March 31, 2020 and prepared updated cash flow projections for the reporting unit, resulting in a reduction in the long-term forecasts of profitability for our Business Purpose Mortgage Banking reporting unit as compared to the prior year forecasts. Using these projections, we concluded that the fair value of our Business Purpose Mortgage Banking reporting unit was less than its carrying value, including goodwill. As a result of this evaluation, we recorded a non-cash $89 million goodwill impairment expense through Other expenses on our consolidated statements of income (loss) during the three months ended March 31, 2020. In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment at March 31, 2020 and determined they were not impaired.
On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at December 31, 2021.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
Fair Value Option
We have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments where we have elected the fair value option are recorded in our consolidated statements of income (loss).
We elect the fair value option for certain residential loans, business purpose loans, interest-only (“IO”) and certain subordinate securities, MSRs, servicer advance investments, excess MSRs, and certain of our other investments. We generally elect the fair value option for residential and single-family rental loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We elect the fair value option for our IO and certain subordinate securities, and MSRs, for which we may hedge market interest rate risk. In addition, we elect the fair value option for the assets and liabilities of our consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, CAFL SFR, and Point HEI entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 5 for further discussion on the fair value option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
Real Estate Loans
Residential Loans - Held-for-Sale at Fair Value
Residential loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor. We generally elect the fair value option for residential loans that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value for these loans are recurring and are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
Residential Loans - Held-for-Investment At Fair Value
Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment ("HFI"). Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. During 2020, we completed the sale of all of our residential loans previously held for investment at Redwood and had no residential loans held-for-investment at Redwood at December 31, 2021 and 2020.
In addition, we record residential loans held at consolidated Sequoia and Freddie Mac SLST entities at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Coupon interest for these loans is recognized as revenue when earned and deemed collectible. Changes in fair value for these loans are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.
Business Purpose Loans - Held-for-Sale at Fair Value
We originate or purchase business purpose loans, including single-family rental loans through our business purpose lending platform. Single-family rental loans are mortgage loans secured by residential real estate (primarily 1-4 unit) that the borrower owns as an investment property and rents to residential tenants. We classify single-family rental loans as held-for-sale at fair value when we originate these loans with the intent to transfer to securitization entities or sell to third parties.
Coupon interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value are recurring and reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
Business Purpose Loans - Held-for-Investment at Fair Value
We also originate or purchase bridge loans through our business purpose lending platform. Business purpose bridge loans are mortgage loans generally secured by unoccupied residential or small-balance multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Bridge loans are classified as held-for-investment at fair value if we intend to hold these loans to maturity.
Coupon interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value for these loans are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
In addition, we record loans held at consolidated CAFL SFR entities at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Coupon interest for these loans is recognized as revenue based on amounts expected to be paid to the securities issued by these entities. Changes in fair value for these loans and related ABS are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.
Multifamily Loans, Held-for-Investment at Fair Value
Multifamily loans are mortgage loans secured by multifamily properties, held in a Freddie Mac-sponsored K-series securitization trust that we consolidate. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by the Freddie Mac K-Series entity (which we determined to be more observable) to determine the fair value of the loans. Coupon interest for these loans is recognized as revenue based on amounts expected to be paid to the securities issued by this entity. Changes in fair value for the loans and related ABS are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.
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
We establish reserves for mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, based on a combination of factors. Such factors can include estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults, and the probability of our being liable for a repurchase obligation. We establish a reserve at the time loans are sold and MSRs are purchased and continually update our reserve estimate during its life. The reserve for mortgage loan repurchase losses is included in other liabilities on our consolidated balance sheets and the related expense is included as a component of Mortgage banking activities, net on our consolidated statements of income (loss).
See Note 16 for further discussion on the residential repurchase reserves.
Real Estate Securities, at Fair Value
Our securities primarily consist of mortgage-backed securities (“MBS”) collateralized by residential loans, re-performing loans ("RPL") and multifamily mortgage loans. We classify our real estate securities as trading or available-for-sale securities.
Trading Securities
We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of securities designated as trading securities are reported in Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
Available-for-Sale Securities
AFS securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings (except when an allowance for credit losses is recognized, as discussed below) and reported in Accumulated other comprehensive income (loss) (“AOCI”), a component of stockholders’ equity.
Interest income on AFS securities is accrued based on their outstanding principal balance and contractual terms and interest income is recognized based on the security’s effective interest rate. In order to calculate the effective interest rate, we must project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, estimated call dates and other factors. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our own judgments about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield and interest income recognized on these securities or in the recognition of an allowance for credit losses as discussed below.
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
Upon adoption of ASU 2016-13, "Financial Instruments - Credit Losses" in the first quarter of 2020, we modified our policy for recording impairments on available-for-sale securities. This guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. Any allowance for credit losses in excess of the unrealized losses on the beneficial interests are accounted for as a prospective reduction of the effective interest rate. No allowance is recorded for beneficial interests in an unrealized gain position. Favorable changes in the discounted cash flows will result in a reduction in the allowance for credit losses, if any. Any reduction in allowance for credit losses is recorded in earnings. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate. If we intend to sell or it is more likely than not that we will be required to sell the security before it recovers in value, the entire impairment amount will be recognized in earnings with a corresponding adjustment to the security's amortized cost basis.
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
Investments accounted for under the fair value option are carried at fair value with periodic changes in value recorded through Investment fair value changes on our consolidated statements of income (loss). For non-marketable securities, we utilize the equity method of accounting when we are able to exert significant influence over but do not control the activities of the investee. Under the equity method of accounting, we generally elect to record our share of earnings or losses from equity method investments on a one-

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
quarter lag, based on availability of financial information from investees, and we assess our investments for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable. Income from equity method investments is recorded in Other income, net on our consolidated statements of income (loss). Under the measurement alternative, the carrying value of our investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded as a component of Other income, net on our consolidated statements of income (loss).
Servicer Advance Investments
Our servicer advance investments are comprised of outstanding servicer advances receivable, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans and a fee component of the related MSR. We have elected to record these investments at fair value. We recognize income from our servicer advance investments when earned and deemed collectible and record the income as a component of Other interest income in our consolidated statements of income (loss). Our servicer advance investments are marked-to-market on a recurring basis with changes in the fair value reported in Investment fair value changes, net on our consolidated statements of income (loss).
See Note 10 for further discussion on our servicer advance investments.
MSRs
We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we acquired and subsequently transferred to third parties when the transfer meets the GAAP criteria for sale accounting, or through the direct acquisition of MSRs sold by third parties.
We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRs, and they are initially recognized and subsequently carried at their estimated fair values. Servicing fee income from MSRs is recorded on a cash basis when received. Net servicing income and changes in the estimated fair value of MSRs are reported in Other income on our consolidated statements of income (loss).
See Note 10 for further discussion on MSRs.
Excess MSRs
Our excess MSR investments represent the right to receive a portion of mortgage servicing cash flows in excess of amounts paid for the underlying mortgage loans to be serviced. As owners of excess MSRs, we are not required to be a licensed servicer, and we are not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR. We have elected to record these investments at fair value. We recognize income from Excess MSRs when it is earned and deemed collectible and record the income as a component of Other interest income in our consolidated statements of income (loss). Changes in fair value are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.
See Note 10 for further discussion on excess MSRs.
Home Equity Investment Contracts
During 2019, we began investing in HEIs that allow us to share in both home price appreciation and depreciation. We have elected to record these investments at fair value and report changes in fair value through Investment fair value changes, net on our consolidated statements of income (loss).
In addition, we record HEIs held at a consolidated Point HEI securitization entity at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by this entity (which we determined to be more observable) to determine the fair value of the HEIs held at this entity. Changes in fair value of the HEI assets held by this entity and the ABS issued by this entity (including the interest expense component of the ABS issued) is recorded through investment fair value changes on our consolidated statements of income (loss).
See Note 10 for further discussion on HEIs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income (loss) through Other income if they are used to manage risks associated with our MSR investments, through Mortgage banking activities, net if they are used to manage risks associated with our mortgage banking activities, or through Investment fair value changes, net if they are used to manage risks associated with our investments. Valuation changes related to residential LPCs, IRLCs, and FSCs are included in Mortgage banking activities, net on our consolidated statements of income (loss).
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
Loan Purchase and Forward Sale Commitments
We use the term LPCs to refer to agreements with third-party residential loan originators to purchase residential loans at a future date that qualify as a derivative under GAAP and we use the term FSCs to refer to agreements with third-parties to sell residential loans at a future date that also qualify as derivatives under GAAP. LPCs and FSCs are recorded at their estimated fair values on our consolidated balance sheets and changes in fair value are recurring and are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
Interest Rate Lock Commitments
IRLCs are agreements we have made with third-party borrowers for single-family rental loans that will be originated and held for sale. IRLCs qualify as derivatives under GAAP and are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
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
Other Assets and Other Liabilities
Other assets primarily consists of accrued interest receivable, investment receivable, deferred tax asset, REO, operating lease right-of-use assets, margin receivable, and fixed assets and leasehold improvements. Other liabilities primarily consists of accrued compensation, margin payable, accrued interest payable, payable to non-controlling interests, guarantee obligations, operating lease liabilities, deferred tax liabilities, and residential loan and MSR repurchase reserves. See Note 12 for further discussion.
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
December 31, 2021

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
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2021 and 2020, assets of such SPEs totaled $34 million and $46 million, respectively, and liabilities of such SPEs totaled $7 million and $10 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
Lease - Asset and Liabilities
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
Payable to Non-Controlling Interests
Payable to non-controlling interests includes amounts payable to third parties, representing their interest in our consolidated Servicing Investment and Point HEI entities.
See Note 10 and Note 12 for further discussion of other investments and Note 12 for further discussion on other assets and other liabilities.
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
Asset-Backed Securities Issued
ABS issued represents asset-backed securities issued through the Legacy Sequoia, Sequoia, Freddie Mac K-Series, Freddie Mac SLST, CAFL, and Point HEI securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. In accordance with accounting guidance for CFEs, we account for the ABS issued under certain of our consolidated entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net on our consolidated statements of income (loss).
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans. During the third quarter of 2020, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts, through the transfer of these financial assets to a re-securitization trust that we sponsored. We account for the ABS issued by the CAFL bridge securitization trust and the re-securitization trust at amortized cost.
See Note 14 for further discussion on ABS issued.
Long-Term Debt
FHLBC Borrowings
FHLBC borrowings included amounts borrowed by our FHLB-member subsidiary, also referred to as “advances,” from the Federal Home Loan Bank of Chicago that were secured by eligible collateral, including, but not limited to, residential mortgage loans, single-family rental loans, and residential mortgage-backed securities. FHLBC borrowings were carried at their unpaid principal balance and interest on advances was paid every 13 weeks from when each respective advance was made. We paid off our remaining FHLBC borrowings in 2021 after having substantially paid off our FHLBC borrowings in 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
Recourse Subordinate Securities Financing Facilities
Borrowings under our recourse subordinate securities financing facilities are secured by real estate securities and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 15 for further discussion on our subordinate securities financing facilities.
Non-Recourse Business Purpose Loan Financing Facilities
Borrowings under our non-recourse business purpose loan financing facilities are secured by bridge loans and other Business Purpose Mortgage Lending ("BPL") investments and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
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
401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2021, 2020, and 2019 were $1.2 million, $1.1 million, and $0.7 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
See Note 18 for further discussion on equity compensation plans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 3. Summary of Significant Accounting Policies - (continued)
Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable REIT subsidiaries) within the time frame set forth in the Internal Revenue Code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and record tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with GAAP guidance on accounting for uncertain tax positions. We classify interest and penalties on material uncertain tax positions as interest expense and general and administrative expenses, respectively, in our consolidated statements of income (loss).
See Note 22 for further discussion on taxes.
Recent Accounting Pronouncements
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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance. This new guidance is effective for fiscal years beginning after December 15, 2020. We adopted this guidance, as required, during the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." This new guidance clarifies the interaction of the accounting for equity securities, equity method investments, and certain forward contracts and purchased options. This new guidance is effective for fiscal years beginning after December 15, 2020. We adopted this guidance, as required, during the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." This new guidance updates various codification topics by clarifying or improving disclosure requirements. This new guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance, as required, during the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762." This new guidance aligns certain SEC paragraphs in the codification with new SEC rules issued in March 2020 related to changes to the disclosure requirements for registered debt securities. This new guidance was effective January 4, 2021. Early adoption is permitted. We adopted this guidance, as required, during the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs." This new guidance clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This new guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance, as required, during the first quarter of 2021, which did not have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2021, we were continuing to evaluate the impact of the discontinuation of LIBOR on our operations and our consolidated financial statements, and we had not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
We have an established cross-functional group that has evaluated our exposure to LIBOR, reviewed relevant contracts and has monitored regulatory updates to assess the potential impact to our business, processes and technology from the ultimate full cessation of LIBOR in 2023 and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability with LIBOR exposure. As of December 31, 2021, our primary LIBOR exposure included the following: $2.47 billion of repo or warehouse debt, $2.10 billion of interest rate swaps and swaptions, $708 million of bridge loans, and $140 million of trust preferred securities and subordinated notes debt. Certain of our contracts, such as interest rate swaps, have experienced an orderly market transition and subsequent to December 31, 2021, we have transitioned a substantial portion of our derivative positions off of LIBOR-benchmarks. Other of our contracts, such as warehouse debt agreements, require bilateral amendments, which we are currently in the process of executing and we anticipate most of these facilities will be amended in the first half of 2022, with sufficient time remaining to resolve the remainder. In early 2022, we began benchmarking all newly originated bridge loans to the Secured Overnight Financing Rate (“SOFR”), and our existing portfolio of bridge loans are short-dated and we expect the vast majority to mature before the LIBOR cessation date in 2023. Additionally, as the result of recent legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2021 and 2020.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2021 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$18,929	$—	$18,929	$(1,251)	$(16,046)	$1,632
TBAs	2,880	—	2,880	(633)	(704)	1,543
Interest rate futures	25	—	25	(25)	—	—
Total Assets	$21,834	$—	$21,834	$(1,909)	$(16,750)	$3,175

Liabilities (2)
Interest rate agreements	$(1,251)	$—	$(1,251)	$1,251	$—	$—
TBAs	(658)	—	(658)	633	15	(10)
Futures	(905)	—	(905)	25	880	—
Loan warehouse debt	(572,720)	—	(572,720)	572,720	—	—
Total Liabilities	$(575,534)	$—	$(575,534)	$574,629	$895	$(10)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
For each category of financial instrument set forth in the table above, the assets and liabilities resulting from individual transactions within that category between us and a counterparty are subject to a master netting arrangement or similar agreement with that counterparty that provides for individual transactions to be aggregated and treated as a single transaction. For certain categories of these instruments, our transactions generally are cleared and settled through one or more clearinghouses that are substituted as our counterparty. References herein to master netting arrangements or similar agreements include the arrangements and agreements governing the clearing and settlement of these transactions through the clearinghouses. In the event of the termination and close-out of any of those transactions, the corresponding master netting agreement or similar agreement provides for settlement on a net basis. Any such settlement would include the proceeds of the liquidation of any corresponding collateral, subject to certain limitations on termination, settlement, and liquidation of collateral that may apply in the event of the bankruptcy or insolvency of a party. Such limitations should not inhibit the eventual practical realization of the principal benefits of those transactions or the corresponding master netting arrangement or similar agreement and any corresponding collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
Analysis of Consolidated VIEs
At December 31, 2021, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and Point HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At December 31, 2021, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At December 31, 2021, the estimated fair value of our investment in the Servicing Investment entities was $103 million.
During 2021, we consolidated a Point HEI securitization entity formed to invest in Point HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At December 31, 2021, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 12 for additional information on non-controlling interests in the entity. We consolidate the Point HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
During 2021, we called two of our consolidated CAFL entities and repaid the associated ABS issued. In association with these calls, we transferred $91 million (unpaid principal balance) of loans from held-for-investment to held-for-sale.
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
During 2020, we sold subordinate securities (and transferred directing certificate holder status as a result of these sales) issued by four of these Freddie Mac K-Series securitization trusts and determined that we should derecognize the associated assets and liabilities of each of these entities for financial reporting purposes. We deconsolidated $3.86 billion of multifamily loans and other assets and $3.72 billion of multifamily ABS issued and other liabilities, for which we realized market valuation losses of $72 million, which were recorded through Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 4. Principles of Consolidation - (continued)
For certain of our consolidated VIEs, we have elected to account for the assets and liabilities of these entities as collateralized financing entities ("CFE"). A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests we own in the entity.
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election, and elected to account for the ABS issued by these entities at amortized cost. These include our CAFL Bridge securitization, Freddie Mac SLST re-securitization, and Servicing Investment entities.
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2021	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$230,455	$3,628,465	$—	$1,888,230	$—	$—	$—	$5,747,150
Business purpose loans, held-for-investment	—	—	3,766,316	—	—	—	—	3,766,316
Multifamily loans, held-for-investment	—	—	—	—	473,514	—	—	473,514
Other investments	—	—	—	—	—	384,754	159,553	544,307
Cash and cash equivalents	—	—	—	—	—	6,481	—	6,481
Restricted cash	148	5	15,221	—	—	25,420	5,292	46,086
Accrued interest receivable	210	10,885	15,737	5,792	1,315	1,462	—	35,401
Other assets	61	—	32,510	2,028	—	7,177	50	41,826
Total Assets	$230,874	$3,639,355	$3,829,784	$1,896,050	$474,829	$425,294	$164,895	$10,661,081
Short-term debt	$—	$—	$—	$—	$—	$294,447	$—	$294,447
Accrued interest payable	99	8,452	11,030	4,055	1,190	192	—	25,018
Accrued expenses and other liabilities	—	5	1,171	—	—	28,115	17,034	46,325
Asset-backed securities issued	227,881	3,383,048	3,474,898	1,588,463	441,857	—	137,410	9,253,557
Total Liabilities	$227,980	$3,391,505	$3,487,099	$1,592,518	$443,047	$322,754	$154,444	$9,619,347

Value of our investments in VIEs(1)	2,634	245,417	339,419	301,795	31,657	102,540	10,451	1,033,913
Number of VIEs	20	16	16	3	1	3	1	60

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 4. Principles of Consolidation - (continued)

December 31, 2020	Legacy Sequoia	Sequoia Choice	CAFL	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$285,935	$1,565,322	$—	$2,221,153	$—	$—	$4,072,410
Business purpose loans, held-for-investment	—	—	3,249,194	—	—	—	3,249,194
Multifamily loans, held-for-investment	—	—	—	—	492,221	—	492,221
Other investments	—	—	—	—	—	251,773	251,773
Cash and cash equivalents	—	—	—	—	—	11,579	11,579
Restricted cash	148	—	—	—	—	23,220	23,368
Accrued interest receivable	305	6,802	13,055	6,754	1,337	2,334	30,587
Other assets	638	—	2,930	646	—	5,723	9,937
Total Assets	$287,026	$1,572,124	$3,265,179	$2,228,553	$493,558	$294,629	$8,141,069
Short-term debt	$—	$—	$—	$—	$—	$208,375	$208,375
Accrued interest payable	141	4,697	10,278	4,846	1,177	135	21,274
Accrued expenses and other liabilities	—	50	—	—	—	18,353	18,403
Asset-backed securities issued	282,326	1,347,357	3,013,093	1,993,919	463,966	—	7,100,661
Total Liabilities	$282,467	$1,352,104	$3,023,371	$1,998,765	$465,143	$226,863	$7,348,713

Value of our investments in VIEs(1)	4,559	220,020	238,680	229,788	28,415	67,766	789,228
Number of VIEs	20	10	14	2	1	3	50
(1)Value of our investments in VIEs, as presented in this table, represent the fair value of our economic interests in the VIEs only for consolidated VIEs we account for under the CFE election. CAFL includes SFR loan securitizations we account for under the CFE election and a bridge loan securitization for which we did not make the CFE election. As of December 31, 2021 and 2020, the fair value of our interests in the CAFL SFR securitizations were $302 million and $239 million, respectively, and our net carrying value in the CAFL Bridge securitization was $38 million and zero, respectively. Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a resecuritization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. As of December 31, 2021 and 2020, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $445 million and $428 million, respectively, and the carrying value of the ABS issued and carried at amortized historical cost was $143 million and $200 million respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 4. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the years ended December 31, 2021 and 2020.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Year Ended December 31, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$4,709	$74,025	$207,202	$76,287	$19,266	$18,803	$—	$400,292
Interest expense	(3,040)	(59,949)	(160,618)	(64,635)	(17,686)	(4,867)	—	(310,795)
Net interest income	1,669	14,076	46,584	11,652	1,580	13,936	—	89,497
Non-interest income
Investment fair value changes, net	(1,558)	14,176	8,521	62,374	11,599	(5,209)	218	90,121
Other income	—	—	72	—	—	—	—	72
Total non-interest income, net	(1,558)	14,176	8,593	62,374	11,599	(5,209)	218	90,193
General and administrative expenses	—	—	—	—	—	(283)	—	(283)
Other expenses	—	—	—	—	—	(1,689)	—	(1,689)
Income (Loss) from Consolidated VIEs	$111	$28,252	$55,177	$74,026	$13,179	$6,755	$218	$177,718

	Year Ended December 31, 2020
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$9,061	$87,093	$136,950	$85,609	$54,813	$17,665	$391,191
Interest expense	(5,945)	(73,643)	(105,732)	(66,859)	(51,521)	(6,441)	(310,141)
Net interest income	3,116	13,450	31,218	18,750	3,292	11,224	81,050
Non-interest income
Investment fair value changes, net	(1,512)	(13,244)	(39,574)	(21,160)	(81,039)	(11,327)	(167,856)
Total non-interest income, net	(1,512)	(13,244)	(39,574)	(21,160)	(81,039)	(11,327)	(167,856)
General and administrative expenses	—	—	—	—	—	(867)	(867)
Other expenses	—	—	—	—	—	193	193
Income from Consolidated VIEs	$1,604	$206	$(8,356)	$(2,410)	$(77,747)	$(777)	$(87,480)

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
December 31, 2021

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 49 Sequoia securitization entities sponsored by us that are still outstanding as of December 31, 2021 and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the year ended December 31, 2021, we called seven of our unconsolidated Sequoia entities, and purchased $200 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized $16 million of gains on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). At December 31, 2021, we held $172 million of loans for sale at fair value that were acquired following the calls.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2021	2020
Principal balance of loans transferred	$1,231,803	$2,223,462
Trading securities retained, at fair value	7,774	49,089
AFS securities retained, at fair value	1,600	4,187
The following table summarizes the cash flows during the years ended December 31, 2021 and 2020 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2021	2020
Proceeds from new transfers	$1,266,063	$2,276,521
MSR fees received	5,003	9,749
Funding of compensating interest, net	(160)	(405)
Cash flows received on retained securities	47,596	24,172
The following table presents the key weighted average assumptions used to value securities retained at the date of securitization for securitizations completed during 2021 and 2020.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31, 2021		Year Ended December 31, 2020
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	11%	11%	29%	14%
Discount rates	15%	6%	14%	7%
Credit loss assumptions	0.23%	0.23%	0.27%	0.24%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at December 31, 2021 and 2020, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2021	December 31, 2020
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$18,214	$20,982
Subordinate securities, classified as AFS	127,542	136,475
Mortgage servicing rights	6,450	8,413
Maximum loss exposure (1)	$152,206	$165,870
Assets transferred:
Principal balance of loans outstanding	$4,959,234	$7,728,432
Principal balance of loans 30+ days delinquent	30,594	138,029
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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2021 and 2020.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2021	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2021	$6,450	$18,214	$127,542
Expected life (in years) (2)	3	4	5
Prepayment speed assumption (annual CPR) (2)	29%	23%	32%
Decrease in fair value from:
10% adverse change	$447	$1,130	$531
25% adverse change	1,020	2,596	1,440
Discount rate assumption (2)	12%	16%	5%
Decrease in fair value from:
100 basis point increase	$152	$426	$4,801
200 basis point increase	297	829	9,139
Credit loss assumption (2)	N/A	0.35%	0.35%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,528
25% higher losses	N/A	—	3,819

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

(1)Senior securities included $18 million and $17 million of interest-only securities at December 31, 2021 and 2020, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2021 and 2020, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	December 31, 2021	December 31, 2020
Mortgage-Backed Securities
Senior	$3,572	$11,131
Mezzanine	—	2,014
Subordinate	228,083	173,523
Total Mortgage-Backed Securities	231,655	186,668
Excess MSR	10,400	14,133
Total Investments in Third-Party Sponsored VIEs	$242,055	$200,801
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
December 31, 2021
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
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2021 and 2020.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$1,845,248	$1,845,248	$176,604	$176,604
Residential loans, held-for-investment	5,747,150	5,747,150	4,072,410	4,072,410
Business purpose loans, held-for-sale	358,309	358,309	245,394	245,394
Business purpose loans, held-for-investment	4,432,680	4,432,680	3,890,959	3,890,959
Multifamily loans	473,514	473,514	492,221	492,221
Real estate securities	377,411	377,411	344,125	344,125
Servicer advance investments (1)	350,923	350,923	231,489	231,489
MSRs (1)	12,438	12,438	8,815	8,815
Excess MSRs (1)	44,231	44,231	34,418	34,418
HEIs (1)	192,740	192,740	42,440	42,440
Other investments (1)	12,663	12,663	18,847	18,847
Cash and cash equivalents	450,485	450,485	461,260	461,260
Restricted cash	80,999	80,999	83,190	83,190
Derivative assets	26,467	26,467	53,238	53,238
REO (2)	36,126	39,272	8,413	9,229
Margin receivable (2)	7,269	7,269	4,758	4,758
FHLBC stock (2)	10	10	5,000	5,000
Pledged collateral (2)	—	—	1,177	1,177
Liabilities
Short-term debt	$2,177,362	$2,177,362	$522,609	$522,609
Margin payable (3)	24,368	24,368	—	—
Guarantee obligation (3)	7,459	7,133	10,039	7,843
Point HEI non-controlling interest	17,035	17,035	—	—
Derivative liabilities	3,317	3,317	16,072	16,072
ABS issued net
Fair value	8,843,147	8,843,147	6,900,362	6,900,362
Amortized cost	410,410	410,471	200,299	204,892
Other long-term debt, net (4)	988,483	989,570	774,726	783,570
Convertible notes, net (4)	513,629	537,300	511,085	499,865
Trust preferred securities and subordinated notes, net (4)	138,721	97,650	138,674	80,910
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(4)The liabilities are included in Long-Term debt, net of our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
During the years ended December 31, 2021 and 2020, we elected the fair value option for $59 million and $108 million of securities, respectively, $12.92 billion and $4.37 billion of residential loans (principal balance), respectively, $2.22 billion and $1.40 billion of business purpose loans (principal balance), respectively, $197 million and $179 million of servicer advance investments, respectively, $18 million and $11 million of excess MSRs, respectively, $15 million and $0.5 million of other financial instruments, respectively. Additionally, during the years ended December 31, 2021 and 2020, we elected the fair value option for $155 million and $4 million of HEIs, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2021 and 2020, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,592,398	$—	$—	$7,592,398
Business purpose loans	4,790,989	—	—	4,790,989
Multifamily loans	473,514	—	—	473,514
Real estate securities	377,411	—	—	377,411
Servicer advance investments	350,923	—	—	350,923
MSRs	12,438	—	—	12,438
Excess MSRs	44,231	—	—	44,231
HEIs	192,740	—	—	192,740
Other investments	17,574	—	—	17,574
Derivative assets	26,467	2,906	18,928	4,633
FHLBC stock	10	—	10	—

Liabilities
Derivative liabilities	$3,317	$1,563	$1,251	$503
ABS issued	8,843,147	—	—	8,843,147

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)

December 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,249,014	$—	$—	$4,249,014
Business purpose loans	4,136,353	—	—	4,136,353
Multifamily loans	492,221	—	—	492,221
Real estate securities	344,125	—	—	344,125
Servicer advance investments	231,489	—	—	231,489
MSRs	8,815	—	—	8,815
Excess MSRs	34,418	—	—	34,418
HEIs	42,440	—	—	42,440
Derivative assets	53,238	18,260	19,951	15,027
Pledged collateral	1,177	1,177	—	—
FHLBC stock	5,000	—	5,000	—

Liabilities
Derivative liabilities	16,072	15,495	—	577
ABS issued	6,900,362	—	—	6,900,362
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2020	$4,249,014	$4,136,353	$492,221	$125,667	$218,458	$231,489	$34,418	$42,440	$27,662
Acquisitions	13,139,907	136,685	—	58,917	19,100	196,583	17,830	155,023	15,215
Originations	—	2,150,539	—	—	—	—	—	—	—
Sales	(8,449,328)	(211,113)	—	(34,802)	(4,785)	—	—	—	—
Principal paydowns	(1,360,649)	(1,307,566)	(7,639)	(2,713)	(57,953)	(76,223)	—	(19,395)	(14,751)
Gains (losses) in net income (loss), net	16,688	(77,357)	(11,068)	23,550	40,735	(926)	(8,017)	13,774	(2,846)
Unrealized losses in OCI, net	—	—	—	—	(8,763)	—	—	—	—
Other settlements, net (1)	(3,234)	(36,552)	—	—	—	—	—	898	(179)
Ending balance - December 31, 2021	$7,592,398	$4,790,989	$473,514	$170,619	$206,792	$350,923	$44,231	$192,740	$25,101

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (2)	Point HEI Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2020	$14,450	—	$6,900,362
Acquisitions	—	16,639	4,202,070
Principal paydowns	—	—	(1,922,313)
Gains (losses) in net income (loss), net	10,437	396	(336,972)
Other settlements, net (1)	(20,757)	—	—
Ending balance - December 31, 2021	$4,130	$17,035	$8,843,147

	Assets
(In Thousands)	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	MSRs and Other Investments
Beginning balance - December 31, 2019	$7,714,745	$3,506,743	$4,408,524	$860,540	$239,334	$169,204	$31,814	$45,085	$67,313
Acquisitions	4,483,473	—	—	108,249	57,652	179,419	10,906	3,517	450
Originations	—	1,431,251	—	—	—	—	—	—	—
Sales	(6,262,958)	(135,800)	—	(603,529)	(55,192)	—	—	—	—
Principal paydowns	(1,552,171)	(753,026)	(7,703)	(8,687)	(17,924)	(107,527)	—	(4,278)	(5,843)
Deconsolidations	—	—	(3,849,779)	—	—	—	—	—	—
Gains (losses) in net income, net	(132,307)	99,590	(58,821)	(230,906)	10,792	(9,607)	(8,302)	(1,884)	(34,258)
Unrealized gains in OCI, net	—	—	—	—	(16,204)	—	—	—	—
Other settlements, net (1)	(1,768)	(12,405)	—	—	—	—	—	—	—
Ending balance - December 31, 2020	$4,249,014	$4,136,353	$492,221	$125,667	$218,458	$231,489	$34,418	$42,440	$27,662

		Liabilities
(In Thousands)	Derivatives (2)	Contingent Consideration	ABS Issued
Beginning balance - December 31, 2019	$8,860	$28,484	$10,515,475
Acquisitions	—	—	1,478,589
Principal paydowns	—	(13,353)	(1,487,958)
Deconsolidations	—	—	(3,706,789)
Gains (losses) in net income, net	56,972	(446)	101,045
Other settlements, net (1)	(51,382)	(14,685)	—
Ending balance - December 31, 2020	$14,450	$—	$6,900,362
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
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2021, 2020, and 2019. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2021, 2020, and 2019 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2021, 2020, and 2019 Included in Net Income

	Included in Net Income
	Years Ended December 31,
(In Thousands)	2021	2020	2019
Assets
Residential loans at Redwood	$5,886	$1,138	$67,470
Business purpose loans	9,444	9,420	14,603
Net investments in consolidated Sequoia entities (1)	12,455	(14,646)	4,529
Net investments in consolidated Freddie Mac SLST entities (1)	62,124	(21,220)	27,225
Net investments in consolidated Freddie Mac K-Series entities (1)	11,599	(9,309)	21,430
Net investments in consolidated CAFL SFR entities (1)	8,198	(37,062)	(14,681)
Net investments in consolidated Point HEI entity (1)	614	—	—
Trading securities	738	(83,327)	18,865
Available-for-sale securities	—	(388)	—
Servicer advance investments	(926)	(8,902)	3,001
MSRs	629	(17,545)	(11,957)
Excess MSRs	(8,017)	(8,302)	(3,260)
HEIs at Redwood	212	(1,884)	842
Loan purchase and interest rate lock commitments	4,633	15,027	10,190

Liabilities
Non-controlling interest in consolidated Point HEI entity	$(396)	$—	$—
Loan purchase commitments	(503)	$(577)	$(1,290)
Contingent consideration	—	—	(3,217)
(1)    Represents the portion of net gains or losses included in our consolidated statements of income (loss) related to loans and the associated ABS issued at our consolidated securitization entities held at December 31, 2021, 2020, and 2019, which netted together represent the change in value of our investments at the consolidated VIEs. The net gain attributable for the Point HEI entity excludes valuation change in the non-controlling interest in consolidated Point HEI entity, which is separately shown in Table 5.4 above.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2021 and 2020. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at December 31, 2021 and 2020.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2021
Assets
REO	$588	$—	$—	$588	$(217)

					Gain (Loss) for Year Ended
December 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2020
Assets
REO	$1,117	$—	$—	$1,117	$(157)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income (loss) for the years ended December 31, 2021, 2020, and 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$73,332	$(15,477)	$3,267
Residential loan purchase and forward sale commitments	10,401	56,761	60,260
Single-family rental loans held-for-sale, at fair value	63,206	82,169	15,043
Single-family rental loan purchase and interest rate lock commitments	666	341	1,961
Bridge loans	8,253	(4,998)	4,518
Trading securities (1)	(352)	(4,535)	—
Risk management derivatives, net	41,060	(47,779)	(15,723)
Total mortgage banking activities, net (2)	$196,566	$66,482	$69,326
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	$2,812	$(93,314)	$58,891
Single-family rental loans held-for-investment	—	(20,806)	272
Bridge loans held-for-investment	(65)	(10,629)	(2,139)
Trading securities	23,935	(226,196)	56,046
Servicer advance investments	(925)	(8,901)	3,001
Excess MSRs	(8,017)	(8,302)	(3,260)
Net investments in Legacy Sequoia entities (3)	(1,558)	(1,513)	(1,545)
Net investments in Sequoia entities (3)	14,176	(13,244)	6,947
Net investments in Freddie Mac SLST entities (3)	62,374	(21,160)	27,206
Net investments in Freddie Mac K-Series entities (3)	11,599	(81,039)	21,430
Net investments in CAFL entities (3)	10,271	(36,754)	(3,636)
Net investments in Point HEI entities (3)	218	—	—
HEIs at Redwood	13,207	(1,883)	—
Other investments	(366)	(5,167)	(544)
Risk management derivatives, net	—	(59,142)	(127,169)
Change in allowance for credit losses on AFS securities	388	(388)	—
Total investment fair value changes, net	$128,049	$(588,438)	$35,500
Other Income
MSRs	$(3,182)	$(33,409)	$(18,856)
Risk management derivatives, net	—	13,966	8,595
Gain on re-measurement of 5 Arches investment	—	—	2,441
Total other income (4)	$(3,182)	$(19,443)	$(7,820)
Total Market Valuation (Losses) Gains, Net	$321,433	$(541,399)	$97,006
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
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
Valuation Policy
We maintain policies that specify the methodologies we use to value different types of financial instruments. Significant changes to the valuation methodologies are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on information from external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management groups using the valuation processes described below. Our finance department then independently reviews all fair value estimates to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of the methodology and valuation changes from prior reporting periods.
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
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$1,200,322	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$2.56	-	$2.56		$2.56
		Whole loan spread to swap rate	185	-	185	bps	185	bps
		Called loan dollar price	$102	-	$102		$102

Jumbo loans committed to sell	644,926	Whole loan committed sales price	$101.91	-	$102.58		$102.19

Loans held by Legacy Sequoia (2)	230,455	Liability price			N/A		N/A

Loans held by Sequoia (2)	3,628,465	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,888,230	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	358,309	Senior credit spread	85	-	110	bps	91	bps
		Subordinate credit spread	125	-	1,517	bps	362	bps
		Senior credit support	36	-	36%		36%
		IO discount rate	8	-	14%		9%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Non-securitizable loan dollar price	$78	-	$103		$99

Single-family rental loans held by CAFL	3,488,074	Liability price			N/A		N/A

Bridge loans	944,606	Discount rate	4	-	15%		6%

Multifamily loans held by Freddie Mac K-Series (2)	473,514	Liability price			N/A		N/A

Trading and AFS securities	377,411	Discount rate	2	-	47%		7%
		Prepayment rate (annual CPR)	7	-	50%		26%
		Default rate	—	-	27%		4%
		Loss severity	—	-	50%		24%
		CRT dollar price	$96	-	$112		$103

Servicer advance investments	350,923	Discount rate	2	-	4%		3%
		Prepayment rate (annual CPR)	17	-	30%		18%
		Expected remaining life (3)	4	-	5	yrs	5	yrs
		Mortgage servicing income	2	-	18	bps	11	bps

MSRs	12,438	Discount rate	12	-	15%		13%
		Prepayment rate (annual CPR)	6	-	79%		24%
		Per loan annual cost to service	$95	-	$95		$95

Excess MSRs	44,231	Discount rate	13	-	19%		17%
		Prepayment rate (annual CPR)	19	-	31%		22%
		Excess mortgage servicing amount	9	-	17	bps	11	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

December 31, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets (continued)
Shared Home Appreciation Options	$33,187	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	24%		17%
		Home Price Appreciation	3	-	4%		3%
HEIs held by Point HEI entity	$159,553	Liability price			N/A		N/A
REO	588	Loss severity	9	-	100%		17%

Residential loan purchase commitments, net	3,464	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$2.56	-	$2.56		$2.56
		Whole loan spread to swap rate	185	-	185	bps	185	bps
		Pull-through rate	7	-	100%		69%
		Committed sales price	$101.97	-	$102.62		$102.07

Single-family rental interest rate lock commitments	666	Senior credit spread	85	-	85	bps	85	bps
		Subordinate credit spread	125	-	1,517	bps	450	bps
		Senior credit support	30	-	30%		30%
		IO discount rate	8	-	8%		8%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Pull-through rate	100		100%		100%
Liabilities
ABS issued (2)
At consolidated Sequoia entities	3,610,929	Discount rate	1	-	18%		4%
		Prepayment rate (annual CPR)	7	-	50%		28%
		Default rate	—	-	37%		1%
		Loss severity	25	-	50%		32%

At consolidated CAFL SFR entities (4)	3,207,444	Discount rate	1	-	12%		3%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Default rate	5	-	20%		8%
		Loss severity	30	-	30%		30%
At consolidated Freddie Mac SLST entities	1,445,507	Discount rate	2	-	7%		3%
		Prepayment rate (annual CPR)	6	-	8%		6%
		Default rate	9	-	10%		9%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	441,857	Discount rate	1	-	8%		2%

At consolidated Point HEI entities(4)	137,410	Discount rate	4	-	15%		5%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Default rate	6	-	6%		6%
		Loss severity	25	-	25%		25%
		Home price appreciation	3	-	4%		3%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
Footnotes to Table 5.7
(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At December 31, 2021, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and Point HEI entities was $248 million, $302 million, $445 million, $32 million, and $10 million, respectively.
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
Residential loans, business purpose loans, multifamily loans and HEI at consolidated entities
We have elected to account for most of our consolidated securitization entities as collateralized financing entities in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the CFEs.
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
December 31, 2021

Note 5. Fair Value of Financial Instruments - (continued)
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
Servicer advance investments
Estimated fair values for servicer advance investments are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Our estimations of cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances, the recovery of advances, and the right to a portion of the associated mortgage servicing fee ("mortgage servicing income"). The valuation technique is based on discounted cash flows. Significant inputs used in the valuations include prepayment rate (of the loans underlying the investments), mortgage servicing income, servicer advance WAL (the weighted-average expected remaining life of servicer advances), and discount rate. These assets would generally decrease in value based upon an increase in prepayment rates, an increase in servicer advance WAL, an increase in discount rate, or a decrease in mortgage servicing income.
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
December 31, 2021

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
HEI at Redwood
Estimated fair values for home equity investment contracts are determined through internal pricing models that estimate future cash flows and utilize certain significant unobservable inputs such as forecasted home price appreciation, prepayment rates, default rate, loss severity and discount rate, and are therefore Level 3 in nature. The valuation technique is based on discounted cash flows. An increase in discount rate, default rate or loss severity, or a decrease in expected future home values combined with a decrease in prepayment rates, would generally reduce the estimated fair value of the HEIs.
Other Investments
Certain of our Other investments (comprised of strategic investments in early-stage start-up companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance.
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
December 31, 2021

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
ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia, Sequoia, and CAFL securitization entities, as well as securities issued by certain third-party Freddie Mac K-Series and SLST securitization entities that we consolidate. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values incorporate market indicators as well as other significant unobservable inputs to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as discount rate, prepayment rate, default rate, and loss severity. A decrease in credit losses or discount rates, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (i.e., become a larger liability).
Financial Instruments Carried at Amortized Cost
Guarantee obligations
In association with our risk-sharing transactions with the Agencies, we have made certain guarantees which are carried on our balance sheet at amortized cost (Level 3).
ABS issued
We account for certain ABS issued by securitizations we consolidate at amortized cost (Level 3).
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
December 31, 2021

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

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2021 and 2020.
Table 6.1 – Classifications and Carrying Values of Residential Loans

December 31, 2021		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia		SLST	Total
Held-for-sale at fair value	$1,845,282	$—	$—	$—	$1,845,282
Held-for-investment at fair value	—	230,455	3,628,465	1,888,230	5,747,150
Total Residential Loans	$1,845,282	$230,455	$3,628,465	$1,888,230	$7,592,432

December 31, 2020		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia		SLST	Total
Held-for-sale at fair value	$176,641	$—	$—	$—	$176,641
Held-for-investment at fair value	—	285,935	1,565,322	2,221,153	4,072,410
Total Residential Loans	$176,641	$285,935	$1,565,322	$2,221,153	$4,249,051

At December 31, 2021, we owned mortgage servicing rights associated with $1.74 billion (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at December 31, 2021 and 2020.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Number of loans	2,196	198
Unpaid principal balance	$1,813,865	$172,748
Fair value of loans	$1,845,282	$176,641
Market value of loans pledged as collateral under short-term borrowing agreements	$1,838,797	$156,355
Weighted average coupon	3.27%	3.14%

Delinquency information
Number of loans with 90+ day delinquencies	3	1
Unpaid principal balance of loans with 90+ day delinquencies	$2,923	$1,882
Fair value of loans with 90+ day delinquencies	$2,304	$1,223
Number of loans in foreclosure	—	—

The following table provides the activity of residential loans held-for-sale during the years ended December 31, 2021 and 2020.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Year Ended December 31,
(In Thousands)	2021	2020
Principal balance of loans acquired (1)	$12,916,155	$4,374,201
Principal balance of loans sold	8,244,221	6,463,741
Principal balance of loans transferred to HFI	2,957,694	274,048
Net market valuation gains (losses) recorded (2)	76,144	(15,477)
(1)Includes $200 million of loans acquired through calls of seven seasoned Sequoia securitizations.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
The following tables summarize the characteristics of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2021 and 2020.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

December 31, 2021	Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Sequoia		SLST
Number of loans	1,583	4,300	11,986
Unpaid principal balance	$264,057	$3,605,469	$1,932,241
Fair value of loans	$230,455	$3,628,465	$1,888,230
Weighted average coupon	1.54%	3.14%	4.51%

Delinquency information
Number of loans with 90+ day delinquencies (1)	32	18	1,208
Unpaid principal balance of loans with 90+ day delinquencies	$7,482	$15,124	$212,961
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	10	2	241
Unpaid principal balance of loans in foreclosure	$2,188	$1,624	$43,637

December 31, 2020	Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Sequoia		SLST
Number of loans	1,908	2,177	13,605
Unpaid principal balance	$333,474	$1,550,454	$2,247,771
Fair value of loans	$285,935	$1,565,322	$2,221,153
Weighted average coupon	1.67%	4.64%	4.52%

Delinquency information
Number of loans with 90+ day delinquencies (1)	52	94	2,110
Unpaid principal balance of loans with 90+ day delinquencies	$17,285	$74,742	$389,245
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	21	3	245
Unpaid principal balance of loans in foreclosure	$4,939	$2,251	$38,610
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-investment at Redwood during the years ended December 31, 2021 and 2020.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Redwood

	Year Ended December 31,
(In Thousands)	2021	2020
Fair value of loans transferred from HFS to HFI	$—	$13,258
Fair value of loans transferred from HFI to HFS	—	1,870,986
Net market valuation gains (losses) recorded (1)	—	(93,314)
(1)Subsequent to the transfer of these loans to our investment portfolio, net market valuation gains (losses) on residential loans held-for-investment at Redwood are recorded through Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of residential loans held-for-investment at consolidated entities during the years ended December 31, 2021 and 2020.
Table 6.6 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Legacy	Sequoia	Freddie Mac	Legacy	Sequoia	Freddie Mac
(In Thousands)	Sequoia		SLST	Sequoia		SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$3,035,100	N/A	N/A	$270,506	N/A
Net market valuation gains (losses) recorded (2)	$12,125	$(66,727)	$(14,735)	$(30,900)	$(30,356)	$35,131
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
(2)For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 5.6.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2021 and 2020.
Table 6.7 – Geographic Concentration of Residential Loans

	December 31, 2021
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	29%	18%	35%	14%
Texas	11%	5%	12%	3%
Washington	8%	1%	5%	2%
Colorado	7%	2%	6%	1%
Florida	6%	14%	4%	10%
Arizona	5%	1%	3%	2%
New York	2%	11%	2%	10%
New Jersey	1%	5%	1%	7%
Illinois	2%	3%	4%	5%
Maryland	1%	2%	2%	5%
Ohio	—%	5%	—%	2%
Other states (none greater than 5%)	28%	33%	26%	39%
Total	100%	100%	100%	100%

	December 31, 2020
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	43%	17%	34%	14%
Washington	7%	1%	5%	2%
Texas	10%	5%	10%	3%
Colorado	5%	3%	3%	1%
Florida	3%	14%	6%	10%
Illinois	3%	3%	2%	5%
Maryland	2%	2%	1%	5%
New Jersey	1%	5%	2%	7%
New York	1%	10%	5%	10%
Ohio	—%	5%	—%	2%
Other states (none greater than 5%)	25%	35%	32%	41%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2021 and 2020.
Table 6.8 – Product Types and Characteristics of Residential Loans

December 31, 2021
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Sale:
Hybrid ARM loans
$—	to	$250	1	1.88%	to	1.88%	2032-11	-	2032-11	$45	$—	$—
$251	to	$500	4	3.25%	to	3.50%	2042-08	-	2042-09	1,880	—	—
$501	to	$750	18	2.38%	to	3.63%	2042-04	-	2052-01	11,872	—	—
$751	to	$1,000	14	2.50%	to	4.00%	2042-06	-	2052-01	12,288	—	—
	over	$1,000	20	2.38%	to	3.88%	2042-01	-	2052-01	25,308	—	—
			57							51,393	—	—
Fixed loans
$—	to	$250	63	3.13%	to	5.00%	2026-04	-	2051-12	11,118	—	—
$251	to	$500	133	2.75%	to	5.50%	2026-12	-	2051-11	51,737	—	—
$501	to	$750	790	2.50%	to	5.88%	2026-12	-	2052-01	514,785	—	1,093
$751	to	$1,000	735	2.63%	to	5.63%	2041-07	-	2052-.01	642,372	—	—
	over	$1,000	418	2.50%	to	4.75%	2041-10	-	2052-.01	542,460	—	1,830
			2,139							1,762,472	—	2,923
Total Held-for-Sale			2,196							$1,813,865	$—	$2,923

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	1,273	0.38%	to	5.63%	2022-01	-	2035-11	$115,437	$3,189	$2,691
$251	to	$500	206	0.75%	to	3.88%	2024-05	-	2035-11	71,306	2,831	2,124
$501	to	$750	68	0.25%	to	4.13%	2027-05	-	2035-07	42,128	555	1,842
$751	to	$1,000	15	0.75%	to	3.75%	2028-03	-	2036-03	12,868	1,811	825
	over	$1,000	12	0.88%	to	2.00%	2028-06	-	2035-04	18,668	1,175	—
			1,574							260,407	9,561	7,482
Hybrid ARM loans:

$—	to	$250	3	2.63%	to	2.63%	2033-09	-	2033-10	650	—	—
$251	to	$500	4	2.50%	to	2.63%	2033-07	-	2034-03	1,341	—	—
$501	to	$750	1	2.50%	to	2.50%	2033-08	-	2033-08	518	—	—
	over	$1,000	1	2.63%	to	2.63%	2033-09	-	2033-09	1,140	—	—
			9							3,649	—	—
Total HFI at Legacy Sequoia:			1,583							$264,056	$9,561	$7,482

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
Table 6.8 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2021
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Sequoia:
Hybrid ARM loans
$—	to	$250	2	5.50%	to	6.75%	2048-03	-	2048-09	$397	$191	$—
$251	to	$500	3	3.25%	to	3.63%	2047-04	-	2049-06	1,354	—	—
$501	to	$750	8	3.38%	to	4.50%	2044-04	-	2049-08	5,321	—	—
$751	to	$1,000	8	3.13%	to	5.00%	2047-06	-	2049-08	6,659	—	—
	over	$1,000	7	3.50%	to	5.00%	2044-11	-	2050-01	8,934	—	—
			28							22,665	191	—
Fixed loans:
$—	to	$250	43	2.75%	to	5.13%	2029-04	-	2051-06	$8,630	$—	$—
$251	to	$500	162	2.50%	to	6.13%	2033-06	-	2051-09	69,442	2,390	462
$501	to	$750	1,691	2.13%	to	6.75%	2031-04	-	2051-12	1,093,766	10,894	3,498
$751	to	$1,000	1,497	2.13%	to	6.25%	2036-12	-	2051-11	1,311,640	9,477	4,931
	over	$1,000	879	1.88%	to	5.88%	2036-07	-	2051-11	1,099,328	8,508	6,233
			4,272							3,582,806	31,269	15,124
			4,300							$3,605,471	$31,460	$15,124

Held-for-Investment at Freddie Mac SLST:
Fixed loans:
$—	to	$250	9,798	2.00%	to	11.00%	2021-12		2061-10	$1,224,173	$222,541	$114,622
$251	to	$500	2,141	2.00%	to	7.75%	2035-08		2059-08	681,885	114,360	91,149
$501	to	$750	46	2.00%	to	5.88%	2043-08		2059-01	25,165	3,127	7,190
	over	$1,000	1	4.00%	to	4.00%	2056-03		2056-03	1,018	1,018	—
Total Held-for-Investment			11,986							$1,932,241	$341,046	$212,961

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
Table 6.8 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Sale:
Hybrid ARM loans
$—	to	$250	1	2.00%	to	2.00%	2032-11	-	2032-11	$49	$—	$—
$751	to	$1,000	1	4.38%	to	4.38%	2047-10	-	2047-10	970	970	—
			2							1,019	970	—
Fixed loans
$—	to	$250	1	4.69%	to	4.69%	2044-03	-	2044-03	219	219	—
$251	to	$500	—	—%	to	—%	0	-	0	—	—	—
$501	to	$750	75	2.50%	to	5.50%	2045-12	-	2051-01	48,933	1,127	—
$751	to	$1,000	80	2.38%	to	4.63%	2050-04	-	2051-01	71,137	—	—
	over	$1,000	40	2.38%	to	5.00%	2040-11	-	2051-01	51,440	1,046	1,882
			196							171,729	2,392	1,882
Held-for-Sale			198							$172,748	$3,362	$1,882

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	1,524	0.25%	to	5.63%	2020-10	-	2036-05	$146,100	$4,208	$3,966
$251	to	$500	251	0.50%	to	4.13%	2024-05	-	2035-11	86,676	1,908	4,392
$501	to	$750	79	0.25%	to	4.13%	2027-05	-	2035-01	48,437	714	1,192
$751	to	$1,000	27	0.75%	to	3.75%	2028-03	-	2036-03	21,875	—	3,175
	over	$1,000	18	1.00%	to	2.38%	2028-05	-	2035-04	26,422	—	4,560
			1,899							329,510	6,830	17,285
Hybrid ARM loans:
$—	to	$250	2	2.63%	to	2.63%	2033-09	-	2033-10	439	—	—
$251	to	$500	5	2.63%	to	4.00%	2033-07	-	2034-03	1,748	410	—
$501	to	$750	1	2.75%	to	2.75%	2033-08	-	2033-08	556	—	—
	over	$1,000	1	2.63%	to	2.63%	2033-09	-	2033-09	1,221	—	—
			9							3,964	410	—
Total HFI at Legacy Sequoia:			1,908							$333,474	$7,240	$17,285

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 6. Residential Loans - (continued)
Table 6.8 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Sequoia:
Hybrid ARM loans
$—	to	$250	3	5.50%	to	6.75%	2048-03	-	2048-10	$607	$—	$—
$251	to	$500	5	3.50%	to	3.63%	2046-11	-	2049-06	2,196	440	—
$501	to	$750	19	3.25%	to	4.75%	2044-04	-	2049-09	12,214	682	671
$751	to	$1,000	15	3.13%	to	5.00%	2043-12	-	2049-08	12,911	960	1,744
	over	$1,000	12	3.50%	to	5.00%	2044-11	-	2050-02	15,716	—	—
			54							43,644	2,082	2,415
Fixed loans:
$—	to	$250	48	2.75%	to	5.50%	2029-04	-	2049-09	$9,508	$—	$191
$251	to	$500	285	3.13%	to	6.13%	2033-06	-	2050-03	122,327	4,728	2,225
$501	to	$750	1,004	3%	to	6.75%	2031-04	-	2050-04	617,488	15,214	24,842
$751	to	$1,000	556	3.25%	to	6.50%	2036-12	-	2050-04	478,938	10,482	21,155
	over	$1,000	230	3.15%	to	5.88%	2036-07	-	2050-04	278,549	4,868	23,914
			2,123							1,506,810	35,292	72,327
			2,177							$1,550,454	$37,374	$74,742

Held-for-Investment at Freddie Mac SLST:
Fixed loans:
$—	to	$250	11,007	2.00%	to	11.00%	2020-12	-	2059-10	$1,407,107	$283,745	$206,724
$251	to	$500	2,545	2.00%	to	7.75%	2035-05	-	2059-01	811,191	143,195	172,995
$501	to	$750	52	2.00%	to	6.75%	2043-08	-	2058-07	28,461	6,863	9,526
	over	$1,000	1	4.00%	to	4.00%	2056-03	-	2056-03	1,012	1,012	—
Total HFI at Freddie Mac SLST:			13,605							$2,247,771	$434,815	$389,245
(1)Rate is net of servicing fee for consolidated loans for which we do not own the MSR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at December 31, 2021 and 2020.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

December 31, 2021	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,309	$—	$—	$—	$358,309
Held-for-investment at fair value	—	3,488,074	666,364	278,242	4,432,680
Total Business Purpose Loans	$358,309	$3,488,074	$666,364	$278,242	$4,790,989

December 31, 2020	Single-Family Rental		Single-Family Rental
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$245,394	$—	$—	$—	$245,394
Held-for-investment at fair value	—	3,249,194	641,765	—	3,890,959
Total Business Purpose Loans	$245,394	$3,249,194	$641,765	$—	$4,136,353
Nearly all of the outstanding single-family rental loans at December 31, 2021 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years, with less than 2% with original maturities of 30 years.
The outstanding bridge loans held-for-investment at December 31, 2021 were first-lien, interest-only loans with original maturities of six to 24 months and were comprised of 75% one-month LIBOR-indexed adjustable-rate loans and 25% fixed-rate loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7. Business Purpose Loans - (continued)

Business Purpose Loans at Redwood
The following table provides the activity of business purpose loans during the years ended December 31, 2021 and 2020.
Table 7.2 – Activity of Business Purpose Loans

	Twelve Months Ended December 31, 2021		Twelve Months Ended December 31, 2020
(In Thousands)	HFS SFR at Redwood	Bridge at Redwood	HFS SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$1,254,913	$894,908	$979,696	$451,554
Principal balance of loans acquired	68,804	65,315	—	—
Principal balance of loans sold to third parties	193,963	9,484	110,836	25,151
Fair value of loans transferred (1)	1,116,443	358,884	1,292,633	N/A
Fair value of loans transferred from HFI to HFS (2)	92,455	—	—	N/A
Mortgage banking activities income (loss) recorded (3)	63,206	7,187	81,032	(2,916)
Investment fair value changes recorded (4)	—	1,483	(20,806)	(10,629)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL SFR securitizations and the transfer of bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their securitization.
(2)Represents the transfer of single-family rental loans from held-for-investment to held-for-sale associated with the call of consolidated CAFL securitizations during 2021.
(3)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. Additionally, for the year ended December 31, 2021 and 2020 we recorded loan origination fee income of $34 million and $19 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
(4)Represents net market valuation changes for loans classified as held-for-investment.
At December 31, 2021, we had a $625 million commitment to fund bridge loans. See Note 16 for additional information on this commitment.
Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying single-family rental loans and bridge loans owned by these entities. The following table provides the activity of business purpose loans held-for-investment at CAFL during the years ended December 31, 2021 and 2020.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Year Ended December 31, 2021		Year Ended December 31, 2020
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$(158,081)	$(1,548)	$32,331	$—
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
December 31, 2021

Note 7. Business Purpose Loans - (continued)

Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood at December 31, 2021 and 2020.
Table 7.4 – Characteristics of Business Purpose Loans

December 31, 2021	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	245	1,173	1,134	1,640
Unpaid principal balance	$348,232	$3,340,949	$670,392	$274,617
Fair value of loans	$358,309	$3,488,074	$666,364	$278,242
Weighted average coupon	4.73%	5.17%	6.91%	7.05%
Weighted average remaining loan term (years)	12	6	1	1
Market value of loans pledged as collateral under short-term debt facilities	$75,873	N/A	$91,814	N/A
Market value of loans pledged as collateral under long-term debt facilities	$244,703	N/A	$554,597	N/A

Delinquency information
Number of loans with 90+ day delinquencies (1)	6	18	31	—
Unpaid principal balance of loans with 90+ day delinquencies	$5,384	$41,998	$18,032	$—
Fair value of loans with 90+ day delinquencies (2)	$4,238	N/A	$14,218	$—
Number of loans in foreclosure	7	9	28	—
Unpaid principal balance of loans in foreclosure	$5,473	$12,648	$18,043	$—
Fair value of loans in foreclosure (2)	$4,305	N/A	$14,257	$—

December 31, 2020	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	65	1,094	1,725	—
Unpaid principal balance	$234,475	$3,017,137	$649,532	$—
Fair value of loans	$245,394	$3,249,194	$641,765	$—
Weighted average coupon	4.84%	5.44%	8.09%	—%
Weighted average remaining loan term (years)	8	5	1	—
Market value of loans pledged as collateral under short-term debt facilities	$34,098	N/A	$92,931	N/A
Market value of loans pledged as collateral under long-term debt facilities	$154,774	N/A	$544,151	N/A

Delinquency information
Number of loans with 90+ day delinquencies (1)	10	22	31	—
Unpaid principal balance of loans with 90+ day delinquencies	$7,127	$61,440	$39,415	$—
Fair value of loans with 90+ day delinquencies (2)	$6,143	N/A	$33,605	$—
Number of loans in foreclosure	—	10	25	—
Unpaid principal balance of loans in foreclosure	$—	$24,745	$38,552	$—
Fair value of loans in foreclosure (2)	$—	N/A	$33,066	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7. Business Purpose Loans - (continued)

Footnotes to Table 7.4
(1)The number of loans greater than 90 days delinquent includes loans in foreclosure.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.
The following table presents the geographic concentration of business purpose loans recorded on our consolidated balance sheets at December 31, 2021.
Table 7.5 – Geographic Concentration of Business Purpose Loans

	December 31, 2021
Geographic Concentration (by Principal)	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
Florida	15%	7%	10%	17%
Texas	11%	15%	7%	13%
Alabama	11%	3%	9%	3%
Connecticut	9%	6%	4%	3%
New Jersey	7%	8%	9%	12%
New York	2%	2%	2%	9%
Georgia	5%	5%	20%	7%
California	5%	5%	3%	5%
Illinois	2%	5%	4%	4%
Tennessee	—%	3%	11%	2%
Other states (none greater than 5%)	33%	41%	21%	25%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7. Business Purpose Loans - (continued)

	December 31, 2020
Geographic Concentration (by Principal)	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
Texas	24%	15%	4%	—%
New Jersey	17%	11%	9%	—%
Georgia	12%	5%	8%	—%
Florida	10%	8%	11%	—%
Connecticut	8%	4%	1%	—%
New York	5%	1%	8%	—%
Arizona	5%	2%	1%	—%
California	5%	5%	13%	—%
Illinois	5%	4%	7%	—%
Alabama	2%	3%	6%	—%
Indiana	2%	3%	5%	—%
Tennessee	—%	3%	6%	—%
Other states (none greater than 5%)	5%	36%	21%	—%
Total	100%	100%	100%	—%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7. Business Purpose Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of business purpose loans recorded on our consolidated balance sheets at December 31, 2021.
Table 7.6 – Product Types and Characteristics of Business Purpose Loans

December 31, 2021
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
SFR at Redwood:
Fixed loans:
$—	to	$250	74	3.75%	to	7.75%	2048-11	-	2052-01	$11,515	$89	$171
$251	to	$500	57	3.75%	to	6.50%	2026-01	-	2052-01	21,284	—	—
$501	to	$750	28	3.75%	to	6.70%	2021-01	-	2052-01	16,773	—	536
$751	to	$1,000	12	4.13%	to	5.43%	2026-12	-	2052-01	9,764	—	—
	over	$1,000	74	3.38%	to	7.15%	2020-01	-	2052-01	288,896	—	4,677
Total SFR at Redwood:			245							$348,232	$89	$5,384

SFR at CAFL:
Fixed loans:
$—	to	$250	5	5.77%	to	6.80%	2023-01	-	2024-04	$398	$20	$—
$251	to	$500	73	4.64%	to	7.03%	2022-02	-	2031-02	32,106	466	257
$501	to	$750	199	4.00%	to	7.06%	2022-02	-	2031-10	123,685	717	1,224
$751	to	$1,000	134	4.20%	to	7.23%	2022-03	-	2031-09	116,724	788	—
	over	$1,000	762	3.81%	to	7.57%	2022-03	-	2030-10	3,068,036	26,481	40,518
Total SFR at CAFL:			1,173							$3,340,949	$28,472	$41,999

Bridge at Redwood
Fixed Loans:
$—	to	$250	115	5.95%	to	12.00%	2019-08	-	2023-11	$12,850	$426	$1,493
$251	to	$500	26	5.95%	to	10.00%	2020-05	-	2023-09	9,294	253	1,619
$501	to	$750	13	6.70%	to	10.00%	2021-02	-	2022-11	8,498	637	2,012
$751	to	$1,000	9	5.45%	to	10.00%	2021-09	-	2022-10	7,544	980	—
	over	$1,000	24	5.45%	to	10.00%	2020-07	-	2023-10	57,880	11,699	11,992
			187							96,066	13,995	17,116
Floating Loans:
$—	to	$250	737	4.25%	to	10.00%	2019-08	-	2023-11	$65,611	$773	$—
$251	to	$500	123	4.25%	to	8.25%	2020-05	-	2023-12	42,248	—	—
$501	to	$750	9	5.75%	to	8.60%	2021-03	-	2024-02	5,724	—	—
$751	to	$1,000	12	5.75%	to	7.50%	2020-12	-	2024-02	10,200	945	916
	over	$1,000	66	4.90%	to	9.50%	2021-03	-	2024-12	450,543	1,680	—
			947							574,326	3,398	916
Total Bridge at Redwood:			1,134							$670,392	$17,393	$18,032

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7. Business Purpose Loans - (continued)

Bridge at CAFL:
Fixed loans:
$—	to	$250	808	5.45%	to	10.65%	2022-01	-	2023-05	$58,110	$—	$—
$251	to	$500	70	5.95%	to	10.50%	2022-01	-	2023-03	23,488	—	—
$501	to	$750	24	5.95%	to	9.99%	2022-01	-	2023-08	15,041	—	—
$751	to	$1,000	7	5.45%	to	8.99%	2022-01	-	2023-04	6,375	—	—
	over	$1,000	11	6.25%	to	9.00%	2022-01	-	2023-11	32,864	—	—
			920							135,878	—	—

Floating Loans:
$—	to	$250	681	5.85%	to	10.50%	2021-10	-	2023-09	$77,001	$2,091	$—
$251	to	$500	13	5.95%	to	8.35%	2021-10	-	2023-09	4,088	783	—
$501	to	$750	5	5.75%	to	8.50%	2021-10	-	2023-10	3,097	552	—
$751	to	$1,000	3	6.75%	to	7.25%	2022-04	-	2023-06	2,546	—	—
	over	$1,000	18	5.75%	to	10.00%	2021-11	-	2023-12	52,007	—	—
			720							138,739	3,426	—
Total Bridge at CAFL:			1,640							$274,617	$3,426	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 7. Business Purpose Loans - (continued)

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
SFR HFS:
Fixed loans:
$—	to	$250	8	6.25%	to	7.75%	2027-03	-	2050-03	$1,060	$—	$635
$251	to	$500	1	5.97%	to	5.97%	2021-02	-	2021-02	483	—	—
$501	to	$750	6	5.84%	to	6.75%	2026-01	-	2031-01	3,632	—	—
$751	to	$1,000	10	5.15%	to	6.39%	2020-05	-	2031-01	8,936	—	1,815
	over	$1,000	40	3.82%	to	5.95%	2020-07	-	2031-01	220,364	—	4,677
Total SFR HFS:			65							$234,475	$—	$7,127

SFR HFI at CAFL:
Fixed loans:
$—	to	$250	5	5.77%	to	7.05%	2022-07	-	2030-08	$1,016	$—	$—
$251	to	$500	67	4.64%	to	6.96%	2021-07	-	2031-01	29,977	—	—
$501	to	$750	212	4.12%	to	7.06%	2020-11	-	2030-12	130,665	—	1,752
$751	to	$1,000	131	4.33%	to	7.23%	2021-01	-	2031-01	113,874	764	750
	over	$1,000	679	3.93%	to	7.57%	2020-11	-	2031-01	2,741,605	3,867	58,938
Total SFR HFI at CAFL:			1,094							$3,017,137	$4,631	$61,440

Residential Bridge
Fixed loans:
$—	to	$250	393	6.99%	to	12.00%	2019-08	-	2022-12	$44,225	$6,530	$1,668
$251	to	$500	90	6.99%	to	13.00%	2020-05	-	2021-11	30,472	945	1,423
$501	to	$750	31	6.99%	to	10.00%	2020-07	-	2021-10	18,843	—	540
$751	to	$1,000	12	6.99%	to	9.50%	2020-10	-	2022-03	10,430	—	943
	over	$1,000	65	6.04%	to	10.25%	2020-03	-	2022-12	203,215	—	34,841
			591							$307,185	$7,475	$39,415

Floating Loans:
$—	to	$250	1,047	5.75%	to	10.25%	2020-11	-	2022-08	$84,371	$—	$—
$251	to	$500	20	6.65%	to	8.60%	2020-11	-	2021-12	7,135	—	—
$501	to	$750	8	7.05%	to	8.50%	2020-11	-	2021-10	4,940	—	—
$751	to	$1,000	9	6.50%	to	8.00%	2020-12	-	2021-11	7,795	—	—
	over	$1,000	50	6.50%	to	9.50%	2021-01	-	2022-12	238,105	—	—
			1,134							$342,346	$—	$—
Total Residential Bridge:			1,725							$649,531	$7,475	$39,415

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at December 31, 2021 and 2020.
Table 8.1 – Characteristics of Multifamily Loans

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Number of loans	28	28
Unpaid principal balance	$455,168	$462,808
Fair value of loans	$473,514	$492,221
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	4	5

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entity at December 31, 2021 were first-lien, fixed-rate loans that were originated in 2015 and had original loan terms of ten years. The following table provides the activity of multifamily loans held-for-investment during the year months ended December 31, 2021 and 2020.
Table 8.2 – Activity of Multifamily Loans Held-for-Investment

	Year Ended December 31,
(In Thousands)	2021	2020
Net market valuation gains (losses) recorded (1)	$(11,068)	$(58,821)
(1)Net market valuation gains (losses) on multifamily loans held-for-investment are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For loans held at our consolidated Freddie Mac K-Series entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 5.6.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 8. Multifamily Loans - (continued)

Multifamily Loan Characteristics
The following table presents the geographic concentration of multifamily loans recorded on our consolidated balance sheets at December 31, 2021.
Table 8.3 – Geographic Concentration of Multifamily Loans

Geographic Concentration (by Principal)	December 31, 2021	December 31, 2020
California	13%	13%
Florida	13%	13%
North Carolina	9%	9%
Oregon	7%	7%
Hawaii	5%	5%
Tennessee	5%	5%
Other states (none greater than 5%)	48%	48%
Total	100%	100%
The following table displays the loan product type and accompanying loan characteristics of multifamily loans recorded on our consolidated balance sheets at December 31, 2021.
Table 8.4 – Product Types and Characteristics of Multifamily Loans

December 31, 2021
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$10,001	to	$20,000	24	4.25%	to	4.25%	2025-09	-	2025-09	$364,811	$—	$—
$20,001	to	$30,000	4	4.25%	to	4.25%	2025-09	-	2025-09	90,357	—	—
Total:			28							$455,168	$—	$—

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$10,001	to	$20,000	24	4.25%	to	4.25%	2025-09	-	2025-09	$370,934	$—	$—
$20,001	to	$30,000	4	4.25%	to	4.25%	2025-09	-	2025-09	91,874	—	—
Total:			28							$462,808	$—	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at December 31, 2021 and 2020.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2021	December 31, 2020
Trading	$170,619	$125,667
Available-for-sale	206,792	218,458
Total Real Estate Securities	$377,411	$344,125
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at December 31, 2021 and 2020.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	December 31, 2021	December 31, 2020
Senior
Interest-only securities (1)	$21,787	$28,464
Total Senior	21,787	28,464
Mezzanine
Sequoia securities	—	3,649
Total Mezzanine	—	3,649
Subordinate
RPL securities	65,140	47,448
Multifamily securities	10,549	5,592
Other third-party residential securities	73,143	40,514
Total Subordinate	148,832	93,554
Total Trading Securities	$170,619	$125,667
(1)Includes $15 million and $13 million of Sequoia certificated mortgage servicing rights as of December 31, 2021 and 2020, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 9. Real Estate Securities - (continued)

The following table presents the unpaid principal balance of trading securities by position and collateral type at December 31, 2021 and 2020.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	December 31, 2021	December 31, 2020
Senior (1)	$—	$—
Mezzanine	—	3,577
Subordinate	235,306	242,278
Total Trading Securities	$235,306	$245,855
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.
The following table provides the activity of trading securities during the years ended December 31, 2021 and 2020.
Table 9.4 – Trading Securities Activity

	Year Ended December 31,
(In Thousands)	2021	2020
Principal balance of securities acquired (1)	$50,180	$79,921
Principal balance of securities sold (1)	55,561	744,914
Net market valuation gains (losses) recorded (2)	23,583	(230,731)
(1)For the years ended December 31, 2021 and 2020, excludes $5 million and $11 million of securities bought and sold during the same quarter, respectively.
(2)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at December 31, 2021 and 2020.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	December 31, 2021	December 31, 2020
Mezzanine
Other third-party residential securities	$—	$2,014
Total Mezzanine	—	2,014
Subordinate
Sequoia securities	127,542	136,475
Multifamily securities	22,166	43,663
Other third-party residential securities	57,084	36,306
Total Subordinate	206,792	216,444
Total AFS Securities	$206,792	$218,458

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 9. Real Estate Securities - (continued)

The following table provides the activity of available-for-sale securities during the years ended December 31, 2021 and 2020.
Table 9.6 – Available-for-Sale Securities Activity

	Year Ended December 31,
(In Thousands)	2021	2020
Fair value of securities acquired (1)	$19,100	$57,652
Fair value of securities sold (1)	4,785	55,192
Principal balance of securities called	27,875	7
(1)For the the years ended December 31, 2021 and 2020, excludes $6 million and $0.5 million of securities bought and sold during the same quarter, respectively.

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
At December 31, 2021, we had $19 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2021 and 2020.
Table 9.7 – Carrying Value of AFS Securities

December 31, 2021
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$—	$242,852	$242,852
Credit reserve	—	(27,555)	(27,555)
Unamortized discount, net	—	(76,023)	(76,023)
Amortized cost	—	139,274	139,274
Gross unrealized gains	—	67,815	67,815
Gross unrealized losses	—	(297)	(297)
CECL credit allowance	—	—	—
Carrying Value	$—	$206,792	$206,792

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 9. Real Estate Securities - (continued)

December 31, 2020
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$2,000	$281,284	$283,284
Credit reserve	—	(44,967)	(44,967)
Unamortized discount, net	—	(95,718)	(95,718)
Amortized cost	2,000	140,599	142,599
Gross unrealized gains	14	77,280	77,294
Gross unrealized losses	—	(1,047)	(1,047)
CECL credit allowance	—	(388)	(388)
Carrying Value	$2,014	$216,444	$218,458
The following table presents the changes for the years ended December 31, 2021 and 2020, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$44,967	$95,718	$32,940	$124,255
Amortization of net discount	—	(23,254)	—	(6,538)
Realized credit losses	(707)	—	(2,282)	—
Acquisitions	2,825	1,208	7,248	2,634
Sales, calls, other	(1,328)	(15,851)	(731)	(16,841)
Impairments	—	—	—	—
Transfers to (release of) credit reserves, net	(18,202)	18,202	7,792	(7,792)
Ending Balance	$27,555	$76,023	$44,967	$95,718

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2021 and 2020.
Table 9.9 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
December 31, 2021	$7,078	$(251)	$6,827	$1,600	$(46)	$1,554
December 31, 2020	9,129	(1,047)	7,920	—	—	—
At December 31, 2021, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 85 AFS securities, of which four were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2020, our consolidated balance sheet included 96 AFS securities, of which five were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $0.3 million at December 31, 2021. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At December 31, 2021, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At December 31, 2021, our allowance for credit losses related to our AFS securities was zero. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The following table details the activity related to the allowance for credit losses for AFS securities held at December 31, 2021.
Table 9.10 – Rollforward of Allowance for Credit Losses

	Year Ended	Year Ended
(In Thousands)	December 31, 2021	December 31, 2020
Beginning balance allowance for credit losses	$388	$—
Transition impact from adoption of ASU 2016-13, "Financial Instruments - Credit Losses"	—	—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—	1,864
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(388)	(1,476)
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$—	$388

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 9. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2021, 2020, and 2019.
Table 9.11 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Gross realized gains - sales	$1,540	$8,779	$17,582
Gross realized gains - calls	15,553	5	6,239
Gross realized losses - sales	—	(4,144)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$17,093	$4,640	$23,821

Note 10. Other Investments
Other investments at December 31, 2021 and 2020 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	December 31, 2021	December 31, 2020
Servicer advance investments	$350,923	$231,489
HEIs	192,740	42,440
Strategic investments	35,702	4,449
Excess MSRs	44,231	34,418
Mortgage servicing rights	12,438	8,815
Other	5,935	26,564
Total Other Investments	$641,969	$348,175
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to portfolios of legacy residential mortgage-backed securitizations serviced by the co-investor (See Note 4 for additional information regarding the transaction). During the year ended December 31, 2021, we funded additional purchases of outstanding servicer advances and excess MSRs under the same partnership structure. At December 31, 2021, we had funded $148 million of total capital to the SA Buyers (see Note 16 for additional detail).
Our servicer advance investments (owned by the consolidated SA Buyers) are comprised of outstanding servicer advance receivables, the requirement to purchase all future servicer advances made with respect to specified pools of residential mortgage loans, and a portion of the mortgage servicing fees from the underlying loan pools. A portion of the remaining mortgage servicing fees from the underlying loan pools are paid directly to the third-party servicer for the performance of servicing duties and a portion is paid to excess MSRs that we own as a separate investment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 10. Other Investments - (continued)

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
At December 31, 2021, our servicer advance investments had a carrying value of $351 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $13.63 billion. The outstanding servicer advance receivables associated with this investment were $311 million at December 31, 2021, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at December 31, 2021 and 2020:
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	December 31, 2021	December 31, 2020
Principal and interest advances	$94,148	$110,923
Escrow advances (taxes and insurance advances)	172,847	79,279
Corporate advances	43,958	27,454
Total Servicer Advance Receivables	$310,953	$217,656
We account for our servicer advance investments at fair value and during the years ended December 31, 2021, 2020, and 2019, we recorded $12 million, $11 million and $11 million, respectively, of Other interest income associated with these investments, and recorded a net market valuation loss of $1 million, a net market valuation loss of $9 million and a net market valuation gain of $3 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 10. Other Investments - (continued)

HEIs
In 2019, we began purchasing home equity investment contracts from Point Digital under a flow purchase agreement. During the third quarter of 2021, we amended this agreement and committed to purchase additional HEIs. At December 31, 2021, we had acquired $78 million of HEIs cumulatively under this agreement. See Note 16 for additional detail on this commitment.
As of December 31, 2021, we owned $33 million of HEIs at Redwood and consolidated $160 million of HEIs through the Point HEI securitization entity. We account for these investments under the fair value option and during the years ended December 31, 2021 and 2020, we recorded a net market valuation gain of $13 million and a net market valuation loss of $2 million, respectively, related to HEIs owned at Redwood through Investment fair value changes, net on our consolidated statements of income (loss).
During the third quarter of 2021, in conjunction with co-sponsoring a securitization of HEIs, we purchased $122 million of additional HEIs from other contributors to the securitization, then transferred $172 million of HEIs to the Point HEI securitization entity which issued $146 million of ABS (See Note 4 for further discussion on the Point securitization entity and Note 14 for further discussion on ABS issued). We retained subordinate certificates from the entity valued at $10 million as of December 31, 2021, representing our economic interest in the entity. The other contributors to the securitization own subordinate certificates in the entity that were valued at $17 million at December 31, 2021 and are carried on our balance sheet as non-controlling interests within the Accrued expenses and other liabilities line item of our consolidated balance sheets.
We consolidate the Point HEI securitization entity in accordance with GAAP and have elected to account for it under the CFE election. During the year ended December 31, 2021, we recorded net market valuation gains of $0.2 million (including $1.4 million of interest expense) related to our net investment in the Point HEI entity through Investment fair value changes, net on our consolidated statements of income (loss).
Strategic Investments
Strategic investments represent investments we have made in companies through our RWT Horizons venture investment strategy and separately at a corporate level. At December 31, 2021, we had made 15 investments in companies through RWT Horizons with a total carrying value of $21 million, and one corporate investment in Churchill Finance. See Note 3 for additional detail on how we account for our strategic investments. During the year ended December 31, 2021, we recorded $0.8 million of Other income from our strategic investments.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same specified pools of legacy residential mortgage loans. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the years ended December 31, 2021, 2020, and 2019 we recognized $13 million, $12 million and $8 million of Other interest income, respectively, and recorded net market valuation losses of $8 million, $8 million, and $3 million respectively, through Investment fair value changes, net on our consolidated statements of income (loss).
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
At December 31, 2021 and 2020, our MSRs had a fair value of $12 million and $9 million, respectively, and were associated with loans with an aggregate principal balance of $2.12 billion and $2.59 billion, respectively. During the years ended December 31, 2021, 2020, and 2019, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded a net gain of $2 million, a net loss of $10 million, and a net gain of $4 million respectively, through Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2021 and 2020.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2021		December 31, 2020
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$611	$161,500	$224	$42,000
TBAs	2,880	2,440,000	18,260	3,520,000
Interest rate futures	25	9,000	—	—
Swaptions	18,318	1,660,000	19,727	1,585,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	4,633	971,631	15,027	2,617,254
Total Assets	$26,467	$5,242,131	$53,238	$7,764,254

Liabilities - Risk Management Derivatives
Interest rate swaps	(1,251)	283,100	—	—
TBAs	(658)	870,000	(15,495)	3,105,000
Interest rate futures	(905)	62,500	—	—
Liabilities - Other Derivatives
Loan purchase commitments	(503)	404,190	(577)	477,153
Total Liabilities	$(3,317)	$1,619,790	$(16,072)	$3,582,153
Total Derivative Financial Instruments, Net	$23,150	$6,861,921	$37,166	$11,346,407
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2021, we were party to swaps and swaptions with an aggregate notional amount of $2.10 billion, futures with an aggregate notional amount of $72 million and TBA agreements with an aggregate notional amount of $3.31 billion. At December 31, 2020, we were party to swaps and swaptions with an aggregate notional amount of $1.63 billion, and TBA agreements with an aggregate notional amount of $6.63 billion.
For the years ended December 31, 2021, 2020, and 2019, risk management derivatives had a net market valuation gain of $41 million, a net market valuation loss of $93 million, and a net market valuation loss of $134 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income (loss).
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the years ended December 31, 2021, 2020, and 2019, LPCs and IRLCs had a net market valuation gain of $11 million, a net market valuation gain of $57 million, and a net market valuation gain of $62 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 11. Derivative Financial Instruments - (continued)

Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt, we designated certain interest rate swaps as cash flow hedges.
During the first quarter of 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges for our trust preferred securities and subordinated debt, with a payment of $84 million. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $76 million and $81 million at December 31, 2021 and 2020, respectively. We will amortize this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. As of December 31, 2021, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For the years ended December 31, 2021, 2020, and 2019, changes in the values of designated cash flow hedges were $0, negative $33 million, and negative $17 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2021, 2020, and 2019.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Net interest expense on cash flows hedges	$—	$(860)	$(2,847)
Realized net losses reclassified from other comprehensive income	(4,127)	(3,188)	—
Total Interest Expense	$(4,127)	$(4,048)	$(2,847)
Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At December 31, 2021, we assessed this risk as remote and did not record a specific valuation adjustment.
At December 31, 2021, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 12. Other Assets and Liabilities
Other assets at December 31, 2021 and 2020 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	December 31, 2021	December 31, 2020
Investment receivable	$82,781	$43,176
Accrued interest receivable	47,515	39,445
REO	36,126	8,413
Deferred tax asset	20,867	871
Operating lease right-of-use assets	18,772	15,012
Fixed assets and leasehold improvements (1)	9,019	4,203
Margin receivable	7,269	4,758
Pledged collateral	—	1,177
Other	8,768	13,533
Total Other Assets	$231,117	$130,588
(1)Fixed assets and leasehold improvements had a basis of $17 million and accumulated depreciation of $8 million at December 31, 2021.
Accrued expenses and other liabilities at December 31, 2021 and 2020 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2021	December 31, 2020
Accrued compensation	$74,636	$24,393
Payable to non-controlling interests	42,670	16,941
Accrued interest payable	39,297	34,858
Margin payable	24,368	14,728
Operating lease liabilities	20,960	16,687
Residential loan and MSR repurchase reserve	9,306	8,631
Guarantee obligations	7,459	10,039
Accrued operating expenses	4,377	5,509
Bridge loan holdbacks	3,109	5,708
Accrued income taxes payable	726	5,614
Deferred consideration	—	14,579
Other	18,880	21,653
Total Accrued Expenses and Other Liabilities	$245,788	$179,340
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
December 31, 2021

Note 12. Other Assets and Liabilities - (continued)

Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through December 31, 2021, we had met all margin calls due.
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
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities during the year ended December 31, 2021 and 2020.
Table 12.3 – REO Activity

	Year Ended December 31, 2021
(In Thousands)	Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
Balance at beginning of period	$4,600	$638	$646	$2,529	$8,413
Transfers to REO	15,424	217	3,268	21,129	40,038
Liquidations (1)	(7,515)	(956)	(2,137)	(2,034)	(12,642)
Changes in fair value, net	559	162	251	(655)	317
Balance at End of Period	$13,068	$61	$2,028	$20,969	$36,126

	Year Ended December 31, 2020
(In Thousands)	Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
Balance at beginning of period	$6,887	$460	$445	$1,670	$9,462
Transfers to REO	6,111	532	1,319	6,157	14,119
Liquidations (1)	(8,830)	(243)	(1,178)	(4,371)	(14,622)
Changes in fair value, net	432	(111)	60	(927)	(546)
Balance at End of Period	$4,600	$638	$646	$2,529	$8,413

(1)For the years ended December 31, 2021 and 2020, REO liquidations resulted in $0.3 million and $1 million of realized losses, respectively, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 12. Other Assets and Liabilities - (continued)

The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at December 31, 2021 and 2020.
Table 12.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
At December 31, 2021	5	2	24	3	34
At December 31, 2020	3	3	9	2	17
Legal and Repurchase Reserves
See Note 16 for additional information on the legal and residential repurchase reserves.
Payable to Non-Controlling Interests
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 10 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at December 31, 2021, the carrying value of their interests was $26 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the years ended December 31, 2021, 2020, and 2019 we allocated $2 million of income, $0.2 million of losses, and $1 million of gains, respectively, to the co-investors, which were recorded in Other expenses on our consolidated statements of income (loss).
During the third quarter of 2021, Redwood and a third-party investor co-sponsored the transfer and securitization of HEIs through the Point HEI securitization entity. We account for the co-investor’s interest in the Point HEI securitization entity as a liability and at December 31, 2021, the carrying value of their interests was $17 million, representing their current economic interest in the Point HEI entity. See Note 10 for a further discussion of the Point HEI securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 13. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2021, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2021 and 2020.
Table 13.1 – Short-Term Debt

	December 31, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	7	$1,669,344	$2,900,000	1.87%	1/2022-12/2022	153
Business purpose loan warehouse	2	138,746	350,000	3.34%	3/2022-7/2022	105
Real estate securities repo	4	74,825	—	1.13%	1/2022-3/2022	33
Total Short-Term Debt Facilities	13	1,882,915
Servicer advance financing	1	294,447	350,000	1.90%	11/2022	306
Total Short-Term Debt		$2,177,362

	December 31, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$137,269	$1,300,000	2.45%	1/2021-11/2021	268
Business purpose loan warehouse (2)	2	99,190	500,000	3.37%	5/2022-6/2022	521
Real estate securities repo	3	77,775	—	2.24%	1/2021-3/2021	36
Total Short-Term Debt Facilities	9	314,234
Servicer advance financing	1	208,375	335,000	1.95%	11/2021	334
Total Short-Term Debt		$522,609
(1)Borrowings under our facilities are generally uncommitted and charged interest based on a specified margin over the 1- or 3-month LIBOR, or 1-month SOFR.
(2)Due to the revolving nature of the borrowings under these facilities, we have classified certain these facilities as short-term debt at December 31, 2021 and 2020. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 13. Short-Term Debt - (continued)

The following table below presents the value of loans and securities pledged as collateral under our short-term debt facilities at December 31, 2021 and 2020.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	December 31, 2021	December 31, 2020
Collateral Type
Held-for-sale residential loans	$1,838,797	$156,355
Business purpose loans	167,687	127,029
Real estate securities
On balance sheet	5,823	23,193
Sequoia securitizations (1)	61,525	63,105
Freddie Mac K-Series securitizations (1)	31,657	28,255
Total real estate securities owned	99,005	114,553
Other assets	1,962	315
Total Collateral for Short-Term Debt Facilities	$2,107,451	$398,252
Cash	6,480	9,978
Restricted cash	25,420	23,220
Servicer advances	310,953	217,656
Total Collateral for Servicer Advance Financing	342,853	250,854
Total Collateral for Short-Term Debt	$2,450,304	$649,106
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the years ended December 31, 2021 and 2020, the average balances of our short-term debt facilities were $1.67 billion and $1.19 billion, respectively. At December 31, 2021 and 2020, accrued interest payable on our short-term debt facilities was $2 million and $1 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At December 31, 2021, the accrued interest payable balance on this financing was $0.2 million and the unamortized capitalized commitment costs were $1 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $1 million at December 31, 2021. At both December 31, 2021 and 2020, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 13. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at December 31, 2021.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2021
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$101,885	$1,022,271	$545,188	$1,669,344
Business purpose loans	—	103,925	34,821	138,746
Real estate securities	43,833	30,992	—	74,825
Total Secured Short-Term Debt	145,718	1,157,188	580,009	1,882,915
Servicer advance financing	—	—	294,447	294,447
Total Short-Term Debt	$145,718	$1,157,188	$874,456	$2,177,362
Note 14. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at December 31, 2021 and 2020 along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

	December 31, 2021
(Dollars in Thousands)	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	Point HEI	Total

Certificates with principal balance	$259,505	$3,353,073	$3,264,766	$1,535,638	$418,700	$138,792	$8,970,474
Interest-only certificates	619	32,749	193,725	11,714	10,184	—	248,991
Market valuation adjustments	(32,243)	(2,774)	16,407	41,111	12,973	(1,382)	34,092
ABS Issued, Net	$227,881	$3,383,048	$3,474,898	$1,588,463	$441,857	$137,410	$9,253,557
Range of weighted average interest rates, by series(3)	0.23% to 1.44%	2.4% to 5.03%	2.64% to 5.24%	3.50% to 4.75%	3.41%	3.31%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2031	2028-2059	2025	2052
Number of series	20	16	16	3	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 14. Asset-Backed Securities Issued - (continued)

	December 31, 2020
(Dollars in Thousands)	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	Point HEI	Total
Certificates with principal balance	$329,039	$1,309,957	$2,716,425	$1,866,145	$416,339	$—	$6,637,905
Interest-only certificates	1,092	4,591	162,934	23,335	13,026	—	204,978
Market valuation adjustments	(47,805)	32,809	133,734	104,439	34,601	—	257,778
ABS Issued, Net	$282,326	$1,347,357	$3,013,093	$1,993,919	$463,966	$—	$7,100,661
Range of weighted average interest rates, by series	0.35% to 1.55%	2.25% to 5.04%	2.68% to 5.42%	3.50% to 4.75%	3.39% to 3.39%	—
Stated maturities	2024 - 2036	2047 - 2050	2021 - 2031	2028 - 2059	2025	—
Number of series	20	10	14	3	1	—
(1)Includes $270 million (principal balance) of ABS issued by a CAFL bridge securitization trust sponsored by Redwood and accounted for at amortized cost at December 31, 2021.
(2)Includes $145 million and $205 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at December 31, 2021 and December 31, 2020, respectively.
(3)Certain ABS issued by CAFL, Freddie Mac SLST, and Point HEI entities are subject to early redemption and interest rate step-ups as described below.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans (presented within CAFL in Table 14.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2021, the principal balance of the ABS issued was $270 million, and the debt discount and deferred issuance costs were $3 million, for a net carrying value of $267 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $278 million of bridge loans, $13 million of other assets and $15 million of restricted cash at December 31, 2021. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024).
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
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2021, the carrying value of the ABS issued was $143 million and the debt discount was $2 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued is subject to optional redemption in July 2022 and in July 2023, the ABS interest rate steps up to 7.75%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 14. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2021, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at December 31, 2021 and 2020. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2021	December 31, 2020
Legacy Sequoia	$99	$141
Sequoia	8,452	4,697
Freddie Mac SLST (1)	4,630	5,656
Freddie Mac K-Series	1,190	1,177
CAFL	11,030	10,122
Total Accrued Interest Payable on ABS Issued	$25,401	$21,793
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 15. Long-Term Debt
The table below summarizes our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2021 and 2020.
Table 15.1 – Long-Term Debt

	December 31, 2021
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$144,385	$(313)	$144,072	N/A	4.21%	9/2024
CAFL
Facility B	102,351	(353)	101,998	N/A	4.21%	2/2025
Facility G	91,707	(376)	91,331	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility H	307,215	(507)	306,708	400,000	L + 2.75%	N/A
Recourse BPL Financing
Facility F	234,349	(123)	234,226	450,000	L + 2.21%	9/2023
Facility I	110,148	—	110,148	450,000	L + 3.35%	6/2023
Total Long-Term Debt Facilities	990,155	(1,672)	988,483
Convertible notes
4.75% convertible senior notes	198,629	(1,836)	196,793	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,072)	148,128	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,384)	168,708	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(779)	138,721	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,650,576	$(9,743)	$1,640,833

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 15. Long-Term Debt - (continued)

	December 31, 2020
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$178,167	$(729)	$177,438	N/A	4.21%	9/2024
Facility B	102,856	(656)	102,200	N/A	4.21%	2/2025
Non-Recourse BPL Financing
Facility C	251,721	(2,452)	249,269	372,248	L + 7.50%	6/2022
Facility D	115,081	(666)	114,415	185,240	L + 3.85%	7/2022
Recourse BPL Financing
Facility E	51,950	(488)	51,462	350,000	L + 3.00%	5/2022
Facility F	80,135	(193)	79,942	250,000	L + 3.00%	9/2023
Total Long-Term Debt Facilities	779,910	(5,184)	774,726
FHLBC borrowings	1,000	—	1,000	1,000	0.30%	1/2026
Convertible notes
4.75% convertible senior notes	198,629	(2,862)	195,767	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,815)	147,385	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(4,159)	167,933	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(826)	138,674	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,441,331	$(15,846)	$1,425,485
(1) Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) plus an applicable spread.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 15. Long-Term Debt - (continued)

The following table summarizes the value of loans and securities pledged as collateral under our long-term debt facilities at December 31, 2021 and 2020.
Table 15.2 – Long-Term Debt

(In Thousands)	December 31, 2021	December 31, 2020
Collateral Type
Bridge loans	$554,597	$544,151
Single-family rental loans	244,703	154,774
Real estate securities
Sequoia securitizations (1)	247,227	249,446
CAFL securitizations (1)	260,405	114,044
Total real estate securities owned	507,632	363,490
Other BPL investments	—	21,414
Restricted cash	—	1,100
Total Collateral for Long-Term Debt	$1,306,932	$1,084,929
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at December 31, 2021 and 2020.
Table 15.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	December 31, 2021	December 31, 2020
Long-term debt facilities	$815	$1,799
Convertible notes
4.75% convertible senior notes	3,564	3,564
5.625% convertible senior notes	3,896	3,896
5.75% exchangeable senior notes	2,474	2,474
Trust preferred securities and subordinated notes	581	669
Total Accrued Interest Payable on Long-Term Debt	$11,330	$12,402
Recourse Subordinate Securities Financing Facilities
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia securitizations (Facility A in Table 15.1 above). The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through September 2022. The financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024.
In the first quarter of 2020, a subsidiary of Redwood entered into a second repurchase agreement with similar terms to the facility above to provide non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility B in Table 15.1 above). The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 15. Long-Term Debt - (continued)

In the third quarter of 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility G in Table 15.1 above). The financing is guaranteed by Redwood, with an interest rate of approximately 4.75% through June 2024. The financing facility may be terminated, at our option, in June 2023, and has a final maturity in June 2026, provided that the interest rate on amounts outstanding under the facility increases between June 2024 and June 2026.
Non-Recourse Business Purpose Loan Financing Facilities
In the second quarter of 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans (Facility H in Table 15.1 above). Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 2.75%. This facility does not have a specified maturity date, but may be subject to repayment within a year upon notification by the lender.
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans (Facility D in the December 31, 2020 Table 15.1 above). Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 3.85% (with a 0.50% LIBOR floor), through July 2022. We do not have the ability to increase borrowings under this borrowing facility above the existing amounts outstanding. In the third quarter of 2021, we reclassified this facility from long-term to short-term debt as the maturity on this facility became due within a year.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans (Facility C in Table 15.1 above). Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 7.50% (with a 1.50% LIBOR floor), through June 2022 (facility is fully callable in June 2021). The revolving period ends in June 2021, and amounts borrowed under the term and revolving facilities are due in full in June 2022. We repaid this facility in full during the second quarter of 2021.
Recourse Business Purpose Loan Financing Facilities
In the second quarter of 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans (Facility I in Table 15.1 above). At December 31, 2021, borrowings under this facility accrue interest at a weighted average per annum rate equal to three-month LIBOR plus 3.35% through June 2023 and are recourse to Redwood. At December 31, 2021 this facility has an aggregate maximum borrowing capacity of $450 million.
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans (Facility F in Table 15.1 above). At December 31, 2021, borrowings under this facility accrue interest at a weighted average per annum rate equal to three-month LIBOR plus 2.21% through September 2023 and are recourse to Redwood. At December 31, 2021 this facility has an aggregate maximum borrowing capacity of $450 million.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans (Facility E in Table 15.1 above). Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 2.75% through March 2022 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $350 million. In the second quarter of 2021, we reclassified this facility from long-term to short-term debt as the maturity on this facility became due within a year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 15. Long-Term Debt - (continued)

Convertible Notes
In September 2019, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. After deducting the underwriting discount and offering costs, we received $195 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At December 31, 2021, these notes were exchangeable at the option of the holder at an exchange rate of 55.2644 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $18.09 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the second quarter of 2020, we repurchased $29 million par value of these notes at a discount and recorded a gain on extinguishment of $6 million in Realized gains, net on our consolidated statements of income (loss).
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
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At December 31, 2021, these notes were convertible at the option of the holder at a conversion rate of 54.4764 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.36 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the second quarter of 2020, we repurchased $46 million par value of these notes at a discount and recorded a gain on extinguishment of $10 million in Realized gains, net on our consolidated statements of income (loss).
Trust Preferred Securities and Subordinated Notes
At December 31, 2021, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 16. Commitments and Contingencies
Lease Commitments
At December 31, 2021, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $24 million of cumulative lease payments. Our operating lease expense was $4 million, $4 million, and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents our future lease commitments at December 31, 2021.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2021
2022	$4,163
2023	4,428
2024	4,338
2025	3,552
2026	3,420
2027 and thereafter	4,553
Total Lease Commitments	24,454
Less: Imputed interest	(3,494)
Operating Lease Liabilities	$20,960
Leasehold improvements for our offices are amortized into expense over the lease term. There were $3 million of unamortized leasehold improvements at December 31, 2021. For the years ended December 31, 2021, 2020, and 2019, we recognized $0.5 million, $0.5 million, and $0.4 million of leasehold amortization expense, respectively.
During the year ended December 31, 2021, we leased additional office space and extended the lease term at two of our office locations and determined that each of these lease amendments qualified as operating leases. At December 31, 2021, our operating lease liabilities were $21 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $19 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for our leases was 6 years and 5.1%, respectively.
Commitment to Fund Bridge Loans
As of December 31, 2021, we had commitments to fund up to $625 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At December 31, 2021 and 2020, we carried a $1 million and $2 million contingent liability related to these commitments to fund construction advances, respectively. During the years ended December 31, 2021 and 2020, we recorded a net market valuation gain of $1 million and a net market valuation loss of $2 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 16. Commitments and Contingencies - (continued)

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
Commitment to Acquire HEIs
In the third quarter of 2021, we amended an existing flow purchase agreement with Point Digital to acquire HEIs that Point Digital originates with homeowners. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by a deed of trust or a mortgage. Our investments in HEIs allow us to share in both home price appreciation and depreciation of the associated property. At December 31, 2021, we had an outstanding remaining commitment to fund up to $94 million under this agreement.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At December 31, 2021, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At December 31, 2021, we had not incurred any losses under these arrangements. For the years ended December 31, 2021, 2020, and 2019, other income related to these arrangements was $3 million, $4 million and $4 million, respectively, and was included in Other income on our consolidated statements of income (loss). For the years ended December 31, 2021, 2020, and 2019, we recorded net market valuation losses related to these arrangements of $0.1 million, $1 million, and $0.2 million, respectively, through Investment fair value changes, net, on our consolidated statements of income (loss).
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at December 31, 2021, the loans had an unpaid principal balance of $552 million and a weighted average FICO score of 756 (at origination) and LTV ratio of 74% (at origination). At December 31, 2021, $18 million of the loans were 90 days or more delinquent, of which one of these loans with an unpaid principal balance of $0.2 million was in foreclosure. At December 31, 2021, the carrying value of our guarantee obligation was $7 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At December 31, 2021 and 2020, assets of such SPEs totaled $34 million and $46 million, respectively, and liabilities of such SPEs totaled $7 million and $10 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 16. Commitments and Contingencies - (continued)

At December 31, 2021 and 2020, our repurchase reserve associated with our residential loans and MSRs was $9 million and $9 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 4 and 10 repurchase requests during the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020, and 2019, we repurchased two loans, one loan, and zero loans, respectively. During the years ended December 31, 2021, 2020, and 2019, we recorded repurchase provisions of $1 million and $4 million and reversals of repurchase provisions of $0.1 million, respectively, that were recorded in Mortgage banking activities, net and Other income on our consolidated statements of income (loss) and had charge-offs of $0.2 million, $0.1 million, and zero, respectively.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the FHLB-Seattle or Schwab litigation matters referenced in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading "Loss Contingencies - Litigation." At December 31, 2021, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters referenced in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million.
From time to time and in the ordinary course of business, we may submit or receive demand letters to or from counterparties relating to breaches of representations and warranties, be named in lawsuits brought by mortgage borrowers relating to foreclosure proceedings initiated by the servicers of the related mortgage loans or seeking to establish that their mortgage notes and/or mortgages are unenforceable as a matter of law due to defects in the transfer and assignment of those notes and mortgages, or be named in lawsuits brought by mortgage borrowers seeking remedies against the originator of the mortgage for fraud or defects in the originator's origination process, including defects in the disclosure of mortgage terms at the time of origination (in these cases we may be named in connection with the origination of the loan, in the case of business purpose loans we originate, or on a theory of assignee liability in the case of residential loans we acquire). Additionally, following our acquisitions of the 5 Arches and CoreVest business purpose loan origination platforms, there are litigation matters that relate to these two platforms that represent a level of litigation activity that we believe is generally consistent with the ordinary course of business of a loan originator, which has not been associated with Redwood historically.
In addition to those matters, as previously disclosed, in connection with the impact of the effects of the pandemic on the non-Agency mortgage finance market and on our business and operations, a number of the counterparties that have regularly sold residential mortgage loans to us believe that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions in early 2020 not to purchase certain loans from them (“Residential Loan Seller Demands”). With respect to specific lawsuits or claims arising out of or relating to Residential Seller Demands, there is no significant update regarding the matter(s) described in Note 16 within the financial statements included in Redwood's Annual Report on Form 10-K for the year ended December 31. 2020 under the heading "Loss Contingencies - Litigation, Claims and Demands".
During the year ended December 31, 2020, we recorded $10 million of expenses in association with Residential Loan Seller Demands. At December 31, 2021, the aggregate amount of our accrual for estimated costs associated with Residential Loan Seller Demands was $0.5 million, a portion of which is contingent on the successful completion of future residential loan purchase and sale transactions with certain counterparties. We believe we have either resolved or adequately accrued for any unresolved Residential Loan Seller Demands and that there are no other Residential Loan Seller Demands that are reasonably possible to result in a material loss. Our actual losses, and any accruals or reserves we may establish in the future relating to these matters, may be materially higher than the accruals and reserves we have noted above, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters that are not already formally resolved will be resolved through a resolution or settlement and we cannot be certain that the resolution of these matters, whether through litigation, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.
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
December 31, 2021

Note 16. Commitments and Contingencies - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2021 and 2020.
Table 17.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Years Ended December 31,
	2021		2020
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$76,336	$(80,557)	$92,452	$(50,939)
Other comprehensive income (loss) before reclassifications	8,016	—	(3,951)	(32,806)
Amounts reclassified from other accumulated comprehensive income (loss)	(16,849)	4,127	(12,165)	3,188
Net current-period other comprehensive (loss) income	(8,833)	4,127	(16,116)	(29,618)
Balance at End of Period	$67,503	$(76,430)	$76,336	$(80,557)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2021 and 2020.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Year Ended December 31,
(In Thousands)	Income Statement	2021	2020
Net Realized (Gain) Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(388)	$388
Gain on sale of AFS securities	Realized gains, net	(16,461)	(12,553)
		$(16,849)	$(12,165)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$4,127	$3,188
		$4,127	$3,188

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 17. Equity - (continued)

Issuance of Common Stock
In 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. In March 2020, we increased the maximum aggregate amount of common stock offered under the ATM program to $175 million. During the year ended December 31, 2021, we issued 1,578,554 common shares for net proceeds of approximately $20 million through ATM offerings. During the year ended December 31, 2020, we issued 129,500 common shares for net proceeds of approximately $2 million through ATM offerings. At December 31, 2021, approximately $90 million remained outstanding for future offerings under this program.
Direct Stock Purchase and Dividend Reinvestment Plan
During the year ended December 31, 2021, we issued 119,040 shares of common stock for net proceeds of $1 million through our Direct Stock Purchase and Dividend Reinvestment Plan. During the year ended December 31, 2021, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At December 31, 2021, approximately 6 million shares remained outstanding for future offerings under this plan.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2021, 2020, and 2019.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2021	2020	2019
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$319,613	$(581,847)	$169,183
Less: Dividends and undistributed earnings allocated to participating securities	(10,635)	(1,990)	(4,797)
Net income (loss) allocated to common shareholders	$308,978	$(583,837)	$164,386
Basic weighted average common shares outstanding	113,230,190	113,935,605	101,120,744
Basic Earnings (Loss) per Common Share	$2.73	$(5.12)	$1.63
Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$319,613	$(581,847)	$169,183
Less: Dividends and undistributed earnings allocated to participating securities	(9,880)	(1,990)	(5,273)
Adjust for interest expense and gain on extinguishment of convertible notes for the period, net of tax	27,463	—	36,212
Net income (loss) allocated to common shareholders	$337,196	$(583,837)	$200,122
Weighted average common shares outstanding	113,230,190	113,935,605	101,147,225
Net effect of dilutive equity awards	273,236	—	251,100
Net effect of assumed convertible notes conversion to common shares	28,566,875	—	35,382,269
Diluted weighted average common shares outstanding	142,070,301	113,935,605	136,780,594
Diluted Earnings (Loss) per Common Share	$2.37	$(5.12)	$1.46
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 17. Equity - (continued)

For the years ended December 31, 2021, and 2019, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the year ended December 31, 2020, 31,306,089 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the years ended December 31, 2021, 2020, and 2019, the number of outstanding equity awards that were antidilutive totaled 18,736, 12,622, and 10,051, respectively.
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2021, we did not repurchase any shares of our common stock pursuant to this authorization. During the year ended December 31, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At December 31, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

Note 18. Equity Compensation Plans
At December 31, 2021 and 2020, 5,958,390 and 7,957,891 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan totaled $42 million at December 31, 2021, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2021
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$564	$3,540	$17,766	$5,794	$—	$27,664
Equity grants	—	2,371	18,380	8,125	361	29,237
Performance-based valuation adjustment	—	—	—	1,072	—	1,072
Equity grant forfeitures	(2)	(695)	(550)	—	—	(1,247)
Equity compensation expense	(478)	(1,627)	(9,123)	(2,754)	(361)	(14,343)
Unrecognized Compensation Cost at End of Period	$84	$3,589	$26,473	$12,237	$—	$42,383

At December 31, 2021, the weighted average amortization period remaining for all of our equity awards was less than two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 18. Equity Compensation Plans - (continued)
Restricted Stock Awards ("RSAs")
The following table summarizes the activities related to RSAs for the years ended December 31, 2021, 2020, and 2019.
Table 18.2 – Restricted Stock Awards Activities

	Years Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	78,998	$15.23	216,470	$14.85	334,606	$14.92
Granted	—	—	—	—	—	—
Vested	(50,857)	15.50	(102,615)	14.44	(118,136)	15.05
Forfeited	—	—	(34,857)	15.16	—	—
Outstanding at End of Period	28,141	$14.74	78,998	$15.23	216,470	$14.85
The expenses recorded for RSAs were $0.5 million, $1 million, and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was less than $0.1 million of unrecognized compensation cost related to unvested RSAs. This cost will be recognized over a weighted average period of less than one year. Restrictions on shares of RSAs outstanding lapse through 2022.
Restricted Stock Units ("RSUs")
The following table summarizes the activities related to RSUs for the years ended December 31, 2021, 2020, and 2019.
Table 18.3 – Restricted Stock Units Activities

	Years Ended December 31,
	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	282,424	$16.09	275,173	$15.65	4,876	$15.38
Granted	272,261	8.80	205,482	16.86	270,297	15.66
Vested	(78,270)	15.93	(68,076)	15.65	—	—
Forfeited	(45,343)	15.75	(130,155)	16.60	—	—
Outstanding at End of Period	431,072	$11.55	282,424	$16.09	275,173	$15.65
The expenses recorded for RSUs were $2 million, $1 million, and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $4 million of unrecognized compensation cost related to unvested RSUs. This cost will be recognized over a weighted average period of less than 2 years. Restrictions on shares of RSUs outstanding lapse through 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 18. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2021, 2020, and 2019.
Table 18.4 – Deferred Stock Units Activities

	Years Ended December 31,
	2021		2020		2019
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,805,144	$13.84	2,630,805	$15.66	2,336,720	$15.58
Granted	1,588,862	12.04	1,186,154	10.69	733,096	16.06
Distributions	(340,757)	15.82	(720,562)	14.31	(419,113)	15.96
Forfeitures	(31,161)	17.65	(291,253)	16.25	(19,898)	15.96
Balance at End of Period	4,022,088	$12.93	2,805,144	$13.84	2,630,805	$15.66
We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. DSUs generally vest over the course of a four-year vesting period, and are distributed after the end of the final vesting period or after an employee is terminated. At December 31, 2021 and 2020, the number of outstanding DSUs that were unvested was 2,552,186 and 1,599,019, respectively, and the weighted average grant-date fair value of these unvested DSUs was $12.07 and $13.30 at December 31, 2021 and 2020, respectively. Unvested DSUs at December 31, 2021 will vest through 2025.
Expenses related to DSUs were $9 million for the year ended December 31, 2021, and were $8 million for both of the years ended December 31, 2020, and 2019, respectively. At December 31, 2021, there was $26 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than 2 years.
Performance Stock Units (“PSUs”)
At December 31, 2021 and 2020, the target number of PSUs that were unvested was 1,473,883 and 978,735, respectively. During 2021, 2020, and 2019, 518,173, 473,845, and 307,938 target number of PSUs were granted, respectively, with per unit grant date fair values of $15.68, $10.42, and $17.13, respectively. The end of the vesting period for 206,034 target PSU awards that were granted in 2018 was January 1, 2022 and failure to reach a threshold level under their performance-based vesting criteria resulted in the vesting of no shares of our common stock underlying these PSUs. During the year ended December 31, 2020, 99,175 PSUs were forfeited due to employee departures. During the years ended December 31, 2021, and 2019, there were no PSUs forfeited due to employee departures.
With respect to 518,173, 473,845, and 275,831 target number of PSUs granted in December 2021, December 2020, and December 2019, respectively, and outstanding at December 31, 2021, the number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of PSUs granted, with the target number of PSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Vesting of these PSUs will generally occur as of January 1, 2025 for the December 2021 awards, January 1, 2024 for the December 2020 awards, and January 1, 2023 for the December 2019 awards. Vesting criteria for these awards are based on a three-step process as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 18. Equity Compensation Plans - (continued)
With respect to the December 2021 and 2020 PSU awards:
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
The grant date fair value of the December 2021 PSUs of $15.68 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2022 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For the 2021 PSU grant, an implied volatility assumption of 59% (based on historical volatility), a risk-free rate of 0.98% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
The grant date fair value of the December 2020 PSUs of $10.42 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2021 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For the 2020 PSU grant, an implied volatility assumption of 54% (based on historical volatility), a risk-free rate of 0.18% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 18. Equity Compensation Plans - (continued)
The grant date fair value of the December 2019 PSUs of $17.13 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days prior to the grant date for Redwood and each member of the comparator group, and the range of performance-based vesting based on Absolute TSR over three years from the grant date. For the 2019 PSU grant, an implied volatility assumption of 15% (based on historical volatility), a risk-free rate of 1.68% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
The grant date fair value of the December 2018 PSUs of $17.23 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days prior to the grant date for Redwood and each member of the comparator group, and the range of performance-based vesting based on Absolute TSR over three years from the grant date. For the 2018 PSU grant, an implied volatility assumption of 22% (based on historical volatility), a risk-free rate of 2.78% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
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
With respect to PSUs granted in May 2018, the three-year performance period ended during the second quarter of 2021, resulting in the vesting of no shares of our common stock. With respect to the PSUs granted in December 2018, the three-year performance period ended on January 1, 2022, resulting in the vesting of no shares of our common stock. With respect to PSUs granted in 2017, the three-year performance period ended during the fourth quarter of 2020, resulting in the vesting of no shares of our common stock. With respect to the PSUs granted in 2016, the three-year performance period ended during the fourth quarter of 2019, resulting in the vesting of 222,769 shares of our common stock.
Expenses related to PSUs were $3 million for the year ended December 31, 2021, $0.1 million for the year ended December 31, 2020, and $3 million for the year ended December 31, 2019. As of December 31, 2021, there was $12 million of unrecognized compensation cost related to unvested PSUs. During 2021, for PSUs granted in 2020, we adjusted the future amortization expense by $1 million to reflect our current estimate of the number of shares expected to vest in relation to the performance condition for the initial one-year vesting tranche. During 2020, for PSUs granted in 2018 and 2019, we adjusted our vesting estimate to assume that none of these awards will meet the minimum performance thresholds for vesting. This adjustment resulted in a reversal of $1 million of stock-based compensation expense that had been recorded prior to 2020.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2021, 569,728 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 18. Equity Compensation Plans - (continued)
The following table summarizes the activities related to the ESPP for the years ended December 31, 2021, 2020, and 2019.
Table 18.5 – Employee Stock Purchase Plan Activities

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Balance at beginning of period	$17	$4	$6
Employee purchases	595	347	524
Cost of common stock issued	(605)	(334)	(526)
Balance at End of Period	$7	$17	$4
Executive Deferred Compensation Plan
The following table summarizes the cash account activities related to the EDCP for the years ended December 31, 2021, 2020, and 2019.
Table 18.6 – EDCP Cash Accounts Activities

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Balance at beginning of period	$2,289	$2,454	$2,484
New deferrals	1,017	726	789
Accrued interest	56	42	68
Withdrawals	(632)	(933)	(887)
Balance at End of Period	$2,730	$2,289	$2,454
In 2018, our Board of Directors approved an amendment to the EDCP to increase by 200,000 shares the shares available to allow non-employee directors to defer certain cash payments and dividends into DSUs. At December 31, 2021, there were 43,225 shares available for grant under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 19. Mortgage Banking Activities
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the years ended December 31, 2021, 2020, and 2019.
Table 19.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$83,733	$41,284	$63,527
Trading securities (2)	(352)	(4,535)	—
Risk management derivatives (3)	38,352	(26,376)	(17,519)
Other income (expense), net (4)	5,418	(6,652)	1,735
Total residential mortgage banking activities, net	127,151	3,721	47,743

Business Purpose Mortgage Banking Activities, Net
Changes in fair value of:
Single-family rental loans, at fair value (1)	63,872	82,510	17,004
Risk management derivatives (3)	2,708	(21,403)	1,796
Bridge loans, at fair value	8,253	(4,998)	4,518
Other income, net (5)	33,760	18,642	16,205
Total business purpose mortgage banking activities, net	108,593	74,751	39,523
Mortgage Banking Activities, Net	$235,744	$78,472	$87,266
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the years ended December 31, 2021, 2020 and 2019.
Table 20.1 – Other Income

	Years Ended December 31,
(In Thousands)	2021	2020	2019
MSR income (loss), net	$2,380	$(9,694)	$3,521
Risk share income	2,815	4,367	3,522
FHLBC capital stock dividend	53	1,229	2,169
Bridge Loan Fees	4,194	3,812	1,451
BPL loan administration fee income	184	2,912	4,400
Gain on re-measurement of investment in 5 Arches	—	—	2,441
Other	2,392	1,562	1,753
Other Income	$12,018	$4,188	$19,257

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the years ended December 31, 2021, 2020 and 2019 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Years Ended December 31,
(In Thousands)	2021	2020	2019
General and Administrative Expenses
Fixed compensation expense	$46,328	$46,689	$39,639
Annual variable compensation expense	58,569	14,116	21,728
Long-term incentive award expense (1)	19,938	12,439	13,402
Acquisition-related equity compensation expense (2)	3,813	4,848	1,010
Systems and consulting	14,445	11,728	10,746
Office costs	7,837	7,794	6,310
Accounting and legal	4,975	7,928	5,450
Corporate costs	3,388	2,829	2,351
Other	11,566	6,833	8,101
Total General and Administrative Expenses	170,859	115,204	108,737

Loan Acquisition Costs
Commissions	7,116	4,321	3,833
Underwriting costs	7,762	4,945	4,767
Transfer and holding costs	1,458	1,757	1,335
Total Loan Acquisition Costs	16,336	11,023	9,935

Other Expenses
Goodwill impairment expense	—	88,675	—
Amortization of purchase-related intangible assets	15,304	15,925	8,696
Contingent consideration expense (3)	—	—	3,218
Other	1,391	4,185	1,108
Total Other Expenses	16,695	108,785	13,022
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$203,890	$235,012	$131,694
(1)For the years ended December 31, 2021 and 2020, long-term incentive award expense includes $14 million and $10 million, respectively, of expense for awards settleable in shares of our common stock and $6 million and $2 million, respectively, of expense for awards settleable in cash.
(2)Acquisition-related equity compensation expense relates to 588,260 shares of restricted stock that were issued to members of CoreVest management as a component of the consideration paid to them for our purchase of their interests in CoreVest in 2019. The grant date fair value of these restricted stock awards was $10 million, which was recognized as compensation expense over the two-year vesting period on a straight-line basis in accordance with GAAP.
(3)Contingent consideration expense relates to the acquisition of 5 Arches during 2019. Refer to Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses - (continued)
Long Term Cash-Based Awards
During the years ended December 31, 2021 and 2020, $1 million and $8 million of long-term cash-based retention awards were granted to certain executive and non-executive employees that will vest and be paid over a three year period, subject to continued employment through the vesting periods from 2021 through 2024. Additionally, during 2020, Cash Performance Awards with an aggregate granted award value of $2 million, were granted to certain executive and non-executive employees that will vest between 0% to 400% of granted award value based on a relative total stockholder return measure, and are contingent on continued employment over a three-year service period.
The value of long-term cash-based awards is being amortized into expense on a straight-line basis over each award's respective vesting period. The Cash Performance Awards are amortized on a straight-line basis over three years; however, they are remeasured at fair value each quarter-end and the cumulative straight-line expense is trued-up in respect to their updated value. For the years ended December 31, 2021 and 2020, General and administrative expenses included $3 million and $5 million of aggregate expense, respectively, related to long-term cash-based awards and the Cash Performance awards.
Cash-Settled Deferred Stock Units
During the years ended December 31, 2021 and 2020, $4 million and $2 million of cash-settled deferred stock units were granted to certain executive officers and non-executive employees that will vest over the next four years through 2025 and 2024, respectively. These 2021 and 2020 awards will be fully vested and payable in cash with a vested award value based on the closing market price of our common stock on the final vesting date in December 2025 and December 2024, respectively. These awards are classified as a liability in Accrued expenses and other liabilities on our consolidated balance sheets, and will be amortized over the vesting period on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period. For the years ended December 31, 2021 and 2020, we recognized an expense of $2 million and less than $0.1 million, respectively, for cash-settled deferred stock units in "Long-term incentive award expense," as presented in Table 21.1 above.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 22. Taxes
Components of our net deferred tax assets at December 31, 2021 and 2020 are presented in the following table.
Table 22.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2021	December 31, 2020
Deferred Tax Assets
Net operating loss carryforward – state	$98,011	$103,334
Net capital loss carryforward – state	18,082	23,487
Net operating loss carryforward – federal	82	82
Real estate assets	1,347	2,948
Allowances and accruals	3,528	3,324
Goodwill and intangible assets	24,973	23,231
Other	3,016	1,914
Tax effect of unrealized (gains) / losses - OCI	(21)	124
Total Deferred Tax Assets	149,018	158,444
Deferred Tax Liabilities
Mortgage Servicing Rights	(3,617)	(2,458)
Interest rate agreements	(3,324)	(3,867)
Total Deferred Tax Liabilities	(6,941)	(6,325)
Valuation allowance	(121,210)	(151,248)
Total Deferred Tax Asset (Liability), net of Valuation Allowance	$20,867	$871
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
Realization of our deferred tax assets ("DTAs") at December 31, 2021, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly.
For the year ended December 31, 2021, we reassessed the valuation allowance on our deferred tax assets ("DTAs") noting an increase in positive evidence related to our ability to utilize certain DTAs. The positive evidence includes significant revenue growth in recent quarters and expectations regarding future profitability at our TRS. After assessing both the positive and negative evidence, we determined it was more likely than not that we will realize all of our federal DTAs. Therefore, we reversed our federal valuation allowance of $17 million as a discrete benefit in the third quarter of 2021. In addition to the federal valuation allowance release, we determined it was more likely than not that we will realize a portion of our state DTAs and, as such, reversed $3 million of state valuation allowance as a discrete item in the third quarter of 2021. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as we remained uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs.
We reported net federal ordinary and capital DTAs at December 31, 2020, and as a result of GAAP losses at our TRS in 2020, a valuation allowance was recorded against our net federal ordinary DTAs. However, no valuation allowance was recorded against our net federal capital DTAs as we expected to utilize these DTAs due to our ability to recognize capital losses and carry them back to prior years. Consistent with prior periods, at December 31, 2020, we maintained a valuation allowance against our net state DTAs as

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 22. Taxes (continued)

we remained uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2018 to 2021, and State, 2017 to 2021) and, at December 31, 2021 and 2020, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
At December 31, 2021, our federal NOL carryforward at the REIT was $37 million, of which $29 million will expire in 2029 and $9 million will carry forward indefinitely. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2021, our taxable REIT subsidiaries had $0.4 million of federal NOLs, of which $0.2 million will expire beginning in 2035 and $0.2 million will carry forward indefinitely. Redwood and its taxable REIT subsidiaries accumulated an estimated state NOL of $1.14 billion at December 31, 2021. These NOLs expire beginning in 2032. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2021, 2020, and 2019.
Table 22.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Current Provision for Income Taxes
Federal	$28,718	$1,598	$12,036
State	9,859	(182)	897
Total Current Provision for Income Taxes	38,577	1,416	12,933
Deferred (Benefit) Provision for Income Taxes
Federal	(17,172)	(6,024)	(3,976)
State	(2,927)	—	(1,517)
Total Deferred (Benefit) Provision for Income Taxes	(20,099)	(6,024)	(5,493)
Total Provision (Benefit From) for Income Taxes	$18,478	$(4,608)	$7,440
The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2021, 2020, and 2019.
Table 22.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2021	December 31, 2020	December 31, 2019
Federal statutory rate	21.0%	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(8.0)%	(19.6)%	(2.1)%
Change in valuation allowance	(8.9)%	(9.2)%	(2.2)%
Dividends paid deduction (1)	(7.2)%	—%	(21.1)%
Effective Tax Rate	5.5%	0.8%	4.2%
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 22. Taxes (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 23. Segment Information
Redwood operates in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking and Investment Portfolio. During the fourth quarter of 2021 we re-organized our segments to conform with changes in how we manage and evaluate our operations, moving all retained investments previously held in our Residential Lending and Business Purpose Lending segments to a newly-created Investment Portfolio Segment, where they are now combined with our third-party portfolio investments. Our mortgage banking activities are now reflected in standalone Residential Mortgage Banking and Business Purpose Mortgage Banking segments. We conformed the presentation of prior periods. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Item 1—Business in this Annual Report on Form 10-K.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments, as well as activity from certain consolidated Sequoia entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense for our convertible notes and trust preferred securities (and in 2020, realized gains from the repurchase of convertible notes), indirect general and administrative expenses and other expense.
The following tables present financial information by segment for the years ended December 31, 2021, 2020, and 2019.
Table 23.1 – Business Segment Financial Information

	Year Ended December 31, 2021
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$48,953	$14,054	$507,173	$4,746	$574,926
Interest expense	(26,963)	(7,230)	(351,635)	(40,921)	(426,749)
Net interest income	21,990	6,824	155,538	(36,175)	148,177
Non-interest income
Mortgage banking activities, net	127,151	108,593	—	—	235,744
Investment fair value changes, net	—	—	129,614	(1,565)	128,049
Other income, net	—	1,046	10,021	951	12,018
Realized gains, net	—	—	17,993	—	17,993
Total non-interest income, net	127,151	109,639	157,628	(614)	393,804
General and administrative expenses	(33,574)	(46,586)	(13,633)	(77,066)	(170,859)
Loan acquisition costs	(7,480)	(8,100)	(752)	(4)	(16,336)
Other expenses	104	(15,127)	(1,689)	17	(16,695)
(Provision for) benefit from income taxes	(25,777)	(8,122)	(3,862)	19,283	(18,478)
Segment Contribution	$82,414	$38,528	$293,230	$(94,559)
Net Income					$319,613
Non-cash amortization (expense) income, net	$(82)	$(16,452)	$(20,781)	$(7,878)	$(45,193)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 23. Segment Information (continued)

	Year Ended December 31, 2020
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$17,839	$19,200	$525,741	$9,136	$571,916
Interest expense	(11,978)	(13,145)	(375,262)	(47,620)	(448,005)
Net interest income	5,861	6,055	150,479	(38,484)	123,911
Non-interest income
Mortgage banking activities, net	3,721	74,622	129	—	78,472
Investment fair value changes, net	—	(101)	(586,333)	(2,004)	(588,438)
Other income, net	—	3,228	(1,725)	2,685	4,188
Realized gains, net	—	—	5,242	25,182	30,424
Total non-interest income (loss), net	3,721	77,749	(582,687)	25,863	(475,354)
General and administrative expenses	(16,297)	(37,460)	(8,547)	(52,900)	(115,204)
Loan acquisition costs	(2,727)	(5,860)	(2,426)	(10)	(11,023)
Other expenses	(4,114)	(104,147)	194	(718)	(108,785)
Benefit from (provision for) income taxes	4,567	(4,063)	4,104	—	4,608
Segment Contribution	$(8,989)	$(67,726)	$(438,883)	$(66,249)
Net Loss					$(581,847)
Non-cash amortization income (expense), net	$(662)	$(18,426)	$(1,282)	$(4,954)	$(25,324)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$(88,675)

	Year Ended December 31, 2019
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$40,901	$8,212	$555,519	$17,649	$622,281
Interest expense	(21,503)	(4,972)	(390,188)	(63,145)	(479,808)
Net interest income	19,398	3,240	165,331	(45,496)	142,473
Non-interest income
Mortgage banking activities, net	47,743	39,523	—	—	87,266
Investment fair value changes, net	(1)	(175)	37,293	(1,617)	35,500
Other income, net	—	5,139	11,407	2,711	19,257
Realized gains, net	—	—	23,821	—	23,821
Total non-interest income, net	47,742	44,487	72,521	1,094	165,844
General and administrative expenses	(21,724)	(24,832)	(9,313)	(52,868)	(108,737)
Loan acquisition costs	(3,954)	(4,226)	(1,618)	(137)	(9,935)
Other expense	—	(8,521)	(1,106)	(3,395)	(13,022)
Provision for income taxes	(4,074)	(947)	(2,419)	—	(7,440)
Segment Contribution	$37,388	$9,201	$223,396	$(100,802)
Net Income					$169,183
Non-cash amortization income (expense), net	$(97)	$(8,896)	$10,445	$(4,813)	$(3,361)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 23. Segment Information (continued)

The following table presents the components of Corporate/Other for the years ended December 31, 2021, 2020, and 2019.
Table 23.2 – Components of Corporate/Other

	Years Ended December 31,
	2021			2020			2019
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,709	$37	$4,746	$9,060	$76	$9,136	$17,649	$—	$17,649
Interest expense	(3,040)	(37,881)	(40,921)	(5,945)	(41,675)	(47,620)	(14,418)	(48,727)	(63,145)
Net interest income (loss)	1,669	(37,844)	(36,175)	3,115	(41,599)	(38,484)	3,231	(48,727)	(45,496)
Non-interest income
Investment fair value changes, net	(1,558)	(7)	(1,565)	(1,512)	(492)	(2,004)	(1,545)	(72)	(1,617)
Other income, net	—	951	951	—	2,685	2,685	—	2,711	2,711
Realized gains, net	—	—	—	—	25,182	25,182	—	—	—
Total non-interest (loss) income, net	(1,558)	944	(614)	(1,512)	27,375	25,863	(1,545)	2,639	1,094
General and administrative expenses	—	(77,066)	(77,066)	—	(52,900)	(52,900)	—	(52,868)	(52,868)
Loan acquisition costs	—	(4)	(4)	—	(10)	(10)	—	(137)	(137)
Other expenses	—	17	17	—	(718)	(718)	—	(3,395)	(3,395)
Benefit from income taxes	—	19,283	19,283	—	—	—	—	—	—
Total	$111	$(94,670)	$(94,559)	$1,603	$(67,852)	$(66,249)	$1,686	$(102,488)	$(100,802)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 23. Segment Information (continued)

The following table presents supplemental information by segment at December 31, 2021 and 2020.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
December 31, 2021
Residential loans	$1,673,235	$—	$5,688,742	$230,455	$7,592,432
Business purpose loans	—	347,860	4,443,129	—	4,790,989
Multifamily loans	—	—	473,514	—	473,514
Real estate securities	4,927	—	372,484	—	377,411
Other investments	—	—	606,267	35,702	641,969
Intangible assets	—	41,561	—	—	41,561
Total assets	1,716,285	464,967	11,770,486	755,206	14,706,944

December 31, 2020
Residential loans	$176,641	$—	$3,786,475	$285,935	$4,249,051
Business purpose loans	—	245,394	3,890,959	—	4,136,353
Multifamily loans	—	—	492,221	—	492,221
Real estate securities	5,279	—	338,846	—	344,125
Other investments	—	—	343,724	4,451	348,175
Intangible assets	—	56,865	—	—	56,865
Total assets	242,060	328,564	8,970,633	813,809	10,355,066

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 24. Subsequent Events
In January 2022, we issued 5,232,869 common shares for net proceeds of approximately $67 million through ATM offerings. At February 25, 2022, approximately $22 million remained outstanding for future offerings under this program.

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2021

(In Thousands) Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential Loans Held-for-Investment
At Legacy Sequoia (1):
ARM loans	1,574	0.25%	to	5.63%	2022-01	-	2036-03	$227,302	$7,482
Hybrid ARM loans	9	2.50%	to	2.63%	2033-07	-	2034-03	3,153	—
At Sequoia (1):
Hybrid ARM loans	28	3.13%	to	6.75%	2044-04	-	2050-01	21,855	—
Fixed loans	4,272	1.88%	to	6.75%	2029-04	-	2051-12	3,606,610	15,124
At Freddie Mac SLST (2):
Fixed loans	11,986	2.00%	to	11.00%	2021-12	-	2061-10	1,888,230	212,961
Total Residential Loans Held-for-Investment								$5,747,150	$235,567

Residential Loans Held-for-Sale (3):
Hybrid ARM loans	57	1.88%	to	4.00%	2032-11	-	2052-01	$52,532	$—
Fixed loans	2,139	2.50%	to	5.88%	2026-04	-	2052-01	1,792,750	2,923
Total Residential Loans Held-for-Sale								$1,845,282	$2,923

Single-Family Rental Loans Held-for-Sale (3):
Fixed loans	245	3.38%	to	7.75%	2020-01	-	2052-01	$358,309	$5,384
Total Single-Family Rental Loans Held-for-Sale								$358,309	$5,384

Single-Family Rental Loans Held-for-Investment:
At CAFL (1):
Fixed loans	1,173	3.81%	to	7.57%	2022-02	-	2031-10	$3,488,074	$41,998
Total Single-Family Rental Loans Held-for-Investment								$3,488,074	$41,998

Residential Bridge Loans Held-for-Investment (4):
Fixed loans	187	5.45%	to	12.00%	2019-08	-	2023-11	$91,580	$17,115
Floating ARM loans	947	4.25%	to	10.00%	2019-08	-	2024-12	$574,784	$916
Total Residential Bridge Loans Held-for-Investment								$666,364	$18,031

Residential Bridge Loans Held-for-Investment at CAFL:
Fixed loans	920	5.45%	to	10.65%	2022-01	-	2023-11	$137,671	$—
Floating ARM loans	720	5.75%	to	10.50%	2021-10	-	2023-12	$140,571	$—
Total Residential Bridge Loans Held-for-Investment at CAFL								$278,242	$—

Multifamily Loans Held-for-Investment (2):
At Freddie Mac K-Series:
Fixed loans	28	4.25%	to	4.25%	2025-09	-	2025-09	$473,514	$—
Total Multifamily Loans Held-for-Investment								$473,514	$—
(1)For our held-for-investment loans at consolidated Legacy Sequoia, Sequoia, and CAFL entities, the aggregate tax basis for Federal income tax purposes at December 31, 2021 was zero, as the transfers of these loans into securitizations were treated as sales for tax purposes.
(2)Our held-for-investment loans at Freddie Mac SLST and Freddie Mac K-Series entities were consolidated for GAAP purposes. For tax purposes, we acquired real estate securities issued by these entities and therefore, the tax basis in these loans was zero at December 31, 2021.
(3)The aggregate tax basis for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule.
(4)For our held-for-investment bridge loans at Redwood, the aggregate tax basis for Federal income tax purposes at December 31, 2021 was $950 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2021

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
(In Thousands)	2021	2020	2019
Balance at beginning of period	$8,877,626	$15,630,117	$9,540,598
Additions during period:
Originations/acquisitions	15,427,382	5,914,728	12,911,261
Deductions during period:
Sales	(8,660,440)	(6,398,690)	(5,218,797)
Principal repayments	(2,675,859)	(2,313,143)	(1,851,278)
Transfers to REO	(40,038)	(14,104)	(7,552)
Deconsolidation adjustments	—	(3,849,779)	—
Changes in fair value, net	(71,737)	(91,503)	255,885
Balance at end of period	$12,856,934	$8,877,626	$15,630,117