Form 10-Q
period 2022-03-31
REDWOOD TRUST INC
filed 2022-05-06
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	120,295,309	shares outstanding as of May 3, 2022

REDWOOD TRUST, INC.
2022 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2022	December 31, 2021
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,347,069	$1,845,282
Residential loans, held-for-investment, at fair value	5,870,068	5,747,150
Business purpose loans, held-for-sale, at fair value	505,889	358,309
Business purpose loans, held-for-investment, at fair value	4,248,889	4,432,680
Multifamily loans, held-for-investment, at fair value	451,804	473,514
Real estate securities, at fair value	358,882	377,411
Other investments	635,581	641,969
Cash and cash equivalents	409,272	450,485
Restricted cash	73,549	80,999
Intangible assets	38,027	41,561
Derivative assets	112,060	26,467
Other assets	202,202	231,117
Total Assets	$14,253,292	$14,706,944

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,647,246	$2,177,362
Derivative liabilities	80,260	3,317
Accrued expenses and other liabilities	244,450	245,788
Asset-backed securities issued (includes $8,475,868 and $8,843,147 at fair value), net	8,872,366	9,253,557
Long-term debt, net	1,963,704	1,640,833
Total liabilities	12,808,026	13,320,857
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 120,289,243 and 114,892,309 issued and outstanding	1,203	1,149
Additional paid-in capital	2,391,344	2,316,799
Accumulated other comprehensive loss	(26,474)	(8,927)
Cumulative earnings	1,347,805	1,316,890
Cumulative distributions to stockholders	(2,268,612)	(2,239,824)
Total equity	1,445,266	1,386,087
Total Liabilities and Equity	$14,253,292	$14,706,944
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2022 and December 31, 2021, assets of consolidated VIEs totaled $10,250,802 and $10,661,081, respectively. At March 31, 2022 and December 31, 2021, liabilities of consolidated VIEs totaled $9,202,156 and $9,619,347, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2022	2021
Interest Income
Residential loans	$65,203	$43,655
Business purpose loans	94,299	64,188
Multifamily loans	4,753	4,786
Real estate securities	15,955	9,663
Other interest income	9,190	6,013
Total interest income	189,400	128,305
Interest Expense
Short-term debt	(11,488)	(7,773)
Asset-backed securities issued	(105,695)	(72,561)
Long-term debt	(19,115)	(22,218)
Total interest expense	(136,298)	(102,552)
Net Interest Income	53,102	25,753
Non-interest Income
Mortgage banking activities, net	16,315	82,607
Investment fair value changes, net	(6,120)	45,087
Other income, net	5,983	3,843
Realized gains, net	2,581	2,716
Total non-interest income, net	18,759	134,253
General and administrative expenses	(34,854)	(43,551)
Loan acquisition costs	(4,465)	(3,559)
Other expenses	(4,085)	(4,096)
Net Income before Benefit from (Provision for) Income Taxes	28,457	108,800
Benefit from (provision for) income taxes	2,458	(11,543)
Net Income	$30,915	$97,257

Basic earnings per common share	$0.25	$0.84
Diluted earnings per common share	$0.24	$0.72
Basic weighted average shares outstanding	119,884,172	112,276,842
Diluted weighted average shares outstanding	140,506,157	141,039,285

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2022	2021
Net Income	$30,915	$97,257
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(17,873)	10,986
Reclassification of unrealized (gain) on available-for-sale securities to net income	(692)	(2,795)
Reclassification of unrealized loss on interest rate agreements to net income	1,018	1,018
Total other comprehensive (loss) income	(17,547)	9,209
Total Comprehensive Income	$13,368	$106,466

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2022

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2021	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net income	—	—	—	—	30,915	—	30,915
Other comprehensive (loss)	—	—	—	(17,547)	—	—	(17,547)
Issuance of common stock	5,232,869	52	67,423	—	—	—	67,475
Employee stock purchase and incentive plans	164,065	2	(1,048)	—	—	—	(1,046)
Non-cash equity award compensation	—	—	8,170	—	—	—	8,170
Common dividends declared ($0.23 per share)	—	—	—	—	—	(28,788)	(28,788)
March 31, 2022	120,289,243	$1,203	$2,391,344	$(26,474)	$1,347,805	$(2,268,612)	$1,445,266

For the Three Months Ended March 31, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	97,257	—	97,257
Other comprehensive income	—	—	—	9,209	—	—	9,209
Issuance of common stock	806,068	8	13,366	—	—	—	13,374
Employee stock purchase and incentive plans	102,658	1	(811)	—	—	—	(810)
Non-cash equity award compensation	—	—	4,218	—	—	—	4,218
Common dividends declared ($0.16 per share)	—	—	—	—	—	(18,572)	(18,572)
March 31, 2021	112,998,732	$1,130	$2,281,647	$4,988	$1,094,534	$(2,166,724)	$1,215,575

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$30,915	$97,257
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(5,451)	2,216
Depreciation and amortization of non-financial assets	3,969	4,172
Originations of held-for-sale loans	(443,289)	(254,975)
Purchases of held-for-sale loans	(2,197,570)	(3,150,432)
Proceeds from sales of held-for-sale loans	2,176,422	2,345,164
Principal payments on held-for-sale loans	46,511	4,477
Net settlements of derivatives	67,200	24,849
Non-cash equity award compensation expense	8,170	4,218
Market valuation adjustments	1,859	(119,783)
Realized gains, net	(2,581)	(2,716)
Net change in:
Accrued interest receivable and other assets	31,070	2,565
Accrued interest payable and accrued expenses and other liabilities	(8,901)	76,824
Net cash used in operating activities	(291,676)	(966,164)
Cash Flows From Investing Activities:
Originations of loan investments	(411,938)	(133,229)
Purchases of loan investments	(2,983)	—
Proceeds from sales of loan investments	—	8,877
Principal payments on loan investments	660,990	649,749
Purchases of real estate securities	(15,006)	(15,880)
Sales of securities held in consolidated securitization trusts	—	8,197
Proceeds from sales of real estate securities	—	25,747
Principal payments on real estate securities	23,050	11,746
Principal repayments from servicer advance investments	45,005	24,804
Purchases of HEIs	(40,141)	—
Principal payments on HEIs	12,671	—
Other investing activities, net	(1,151)	2,601
Net cash provided by investing activities	270,497	582,612
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,153,516	2,724,508
Repayments on short-term debt	(2,684,078)	(1,993,506)
Proceeds from issuance of asset-backed securities	680,749	147,086
Repayments on asset-backed securities issued	(535,568)	(507,037)
Proceeds from borrowings on long-term debt	630,865	164,456
Deferred long-term debt issuance costs paid	(532)	—
Repayments on long-term debt	(308,578)	(154,074)
Net proceeds from issuance of common stock	67,632	115
Taxes paid on equity award distributions	(1,202)	(925)
Dividends paid	(28,788)	(18,572)
Other financing activities, net	(1,500)	(1,155)
Net cash (used in) provided by financing activities	(27,484)	360,896
Net decrease in cash, cash equivalents and restricted cash	(48,663)	(22,656)
Cash, cash equivalents and restricted cash at beginning of period (1)	531,484	544,450
Cash, cash equivalents and restricted cash at end of period (1)	$482,821	$521,794

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$131,419	$99,180
Taxes (received) paid	(41)	7
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$—	$7,627
Retention of mortgage servicing rights from loan securitizations and sales	4,543	—
Transfers from loans held-for-sale to loans held-for-investment	1,098,459	301,298
Transfers from residential loans to real estate owned	1,319	14,684
Issuance of common stock for 5 Arches acquisition	—	13,375
(1)    Cash, cash equivalents, and restricted cash includes cash and cash equivalents of $409 million and restricted cash of $74 million at March 31, 2022, and includes cash and cash equivalents of $450 million and restricted cash of $81 million at December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to help make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential, business purpose and multifamily assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at March 31, 2022 and results of operations for all periods presented. The results of operations for the three months ended March 31, 2022 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans ("Sequoia"), entities formed in connection with the securitization of CoreVest single-family rental and bridge loans ("CAFL") and an entity formed in connection with the securitization of home equity investment contracts ("HEIs"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Multifamily loans held-for-investment, at fair value, the underlying single-family rental and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment, at fair value, and the underlying HEIs at the consolidated HEI securitization entity are shown under Other investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
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
Acquisitions
Refer to Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional information regarding the acquisitions of 5 Arches, LLC ("5 Arches") and CoreVest American Finance Lender, LLC and certain affiliated entities ("CoreVest"), including purchase price allocations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at March 31, 2022.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at March 31, 2022	Carrying Value at March 31, 2022	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(15,909)	$29,391	7
Broker network	18,100	(11,162)	6,938	5
Non-compete agreements	9,500	(8,308)	1,192	3
Tradenames	4,000	(3,494)	506	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(43,273)	$38,027	6
All of our intangible assets are amortized on a straight-line basis. For each of the three months ended March 31, 2022 and 2021, we recorded intangible asset amortization expense of $4 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	March 31, 2022
2022 (9 months)	$9,266
2023	10,091
2024	7,075
2025	6,471
2026	5,124
Total Future Intangible Asset Amortization	$38,027

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at March 31, 2022.
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 is a summary of our significant accounting policies.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)." This new guidance simplifies the accounting for convertible debt by reducing the number of accounting models to separately present certain conversion features in equity. This new guidance was effective for fiscal years beginning after December 31, 2021. We adopted this guidance in the first quarter of 2022, which did not have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
Other Recent Accounting Pronouncements
On March 28, 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method," which will expand companies' abilities to hedge the benchmark interest rate risk of portfolios of financial assets (or beneficial interests) in a fair value hedge. The ASU expands the use of the portfolio layer method (previously referred to as the last-of-layer method) to allow multiple hedges of a single closed portfolio of assets using spot starting, forward starting, and amortizing-notional swaps. The ASU also permits both prepayable and non-prepayable financial assets to be included in the closed portfolio of assets hedged in a portfolio layer hedge. The ASU further requires that basis adjustments not be allocated to individual assets for active portfolio layer method hedges, but rather be maintained on the closed portfolio of assets as a whole. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit loss ("CECL") model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through March 31, 2022, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
We have an established cross-functional group that has evaluated our exposure to LIBOR, reviewed relevant contracts and has monitored regulatory updates to assess the potential impact to our business, processes and technology from the ultimate full cessation of LIBOR in 2023, and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability with LIBOR exposure. At March 31, 2022, our primary LIBOR exposure included the following: $966 million of repo or warehouse debt, $381 million of interest rate swaps, $858 million of bridge loans, and $140 million of trust preferred securities and subordinated notes debt. Since December 31, 2021, certain of our contracts, such as interest rate swaps, have experienced an orderly market transition and we have transitioned a substantial portion of our derivative positions off of LIBOR-benchmarks. Other contracts, such as warehouse debt agreements, require bilateral amendments, many of which we have amended or are currently in the process of amending. We anticipate most of these facilities will be amended in 2022, with sufficient time remaining to resolve the remainder. In early 2022, we began benchmarking all newly originated bridge loans to the Secured Overnight Financing Rate (“SOFR”), and our existing portfolio of bridge loans are short-dated and we expect the vast majority to mature before the LIBOR cessation date in 2023. Additionally, as the result of recent legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2022 and December 31, 2021.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2022 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$11,412	$—	$11,412	$(650)	$—	$10,762
TBAs	95,631	—	95,631	(52,993)	(41,706)	932
Futures	2,907	—	2,907	(236)	(151)	2,520
Total Assets	$109,950	$—	$109,950	$(53,879)	$(41,857)	$14,214

Liabilities (2)
Interest rate agreements	$(650)	$—	$(650)	$650	$—	$—
TBAs	(64,883)	—	(64,883)	52,993	9,628	(2,262)
Futures	(236)	—	(236)	236	—	—
Loan warehouse debt	(426,055)	—	(426,055)	426,055	—	—
Total Liabilities	$(491,824)	$—	$(491,824)	$479,934	$9,628	$(2,262)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2021 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$18,929	$—	$18,929	$(1,251)	$(16,046)	$1,632
TBAs	2,880	—	2,880	(633)	(704)	1,543
Futures	25	—	25	(25)	—	—
Total Assets	$21,834	$—	$21,834	$(1,909)	$(16,750)	$3,175

Liabilities (2)
Interest rate agreements	$(1,251)	$—	$(1,251)	$1,251	$—	$—
TBAs	$(658)	$—	$(658)	$633	$15	$(10)
Futures	(905)	—	(905)	25	880	—
Loan warehouse debt	(572,720)	—	(572,720)	572,720	—	—
Total Liabilities	$(575,534)	$—	$(575,534)	$574,629	$895	$(10)
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
March 31, 2022
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
Analysis of Consolidated VIEs
At March 31, 2022, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At March 31, 2022, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At March 31, 2022, the estimated fair value of our investment in the Servicing Investment entities was $99 million.
During 2021, we consolidated a HEI securitization entity formed to invest in HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At March 31, 2022, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 12 for additional information on non-controlling interests in the entity. We consolidate the HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2022	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$222,213	$3,872,316	$—	$1,775,538	$—	$—	$—	$5,870,067
Business purpose loans, held-for-investment	—	—	3,330,910	—	—	—	—	3,330,910
Multifamily loans, held-for-investment	—	—	—	—	451,804	—	—	451,804
Other investments	—	—	—	—	—	336,282	153,247	489,529
Cash and cash equivalents	—	—	—	—	—	9,684	—	9,684
Restricted cash	148	4	8,260	—	—	24,170	5,086	37,668
Accrued interest receivable	194	11,945	14,763	5,584	1,362	1,029	—	34,877
Other assets	—	—	16,229	2,421	—	7,563	50	26,263
Total Assets	$222,555	$3,884,265	$3,370,162	$1,783,543	$453,166	$378,728	$158,383	$10,250,802
Short-term debt	$—	$—	$—	$—	$—	$253,393	$—	$253,393
Accrued interest payable	106	9,598	10,342	3,888	1,232	183	—	25,349
Accrued expenses and other liabilities	—	4	1,386	—	—	26,406	23,252	51,048
Asset-backed securities issued	220,301	3,627,920	3,012,841	1,470,043	419,883	—	121,378	8,872,366
Total Liabilities	$220,407	$3,637,522	$3,024,569	$1,473,931	$421,115	$279,982	$144,630	$9,202,156

Value of our investments in VIEs(1)	$1,912	$244,396	$342,343	$307,916	$31,921	$98,746	$13,753	$1,040,987
Number of VIEs	20	17	16	3	1	3	1	61

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2021	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$230,455	$3,628,465	$—	$1,888,230	$—	$—	$—	$5,747,150
Business purpose loans, held-for-investment	—	—	3,766,316	—	—	—	—	3,766,316
Multifamily loans, held-for-investment	—	—	—	—	473,514	—	—	473,514
Other investments	—	—	—	—	—	384,754	159,553	544,307
Cash and cash equivalents	—	—	—	—	—	6,481	—	6,481
Restricted cash	148	5	15,221	—	—	25,420	5,292	46,086
Accrued interest receivable	210	10,885	15,737	5,792	1,315	1,462	—	35,401
Other assets	61	—	32,510	2,028	—	7,177	50	41,826
Total Assets	$230,874	$3,639,355	$3,829,784	$1,896,050	$474,829	$425,294	$164,895	$10,661,081
Short-term debt	$—	$—	$—	$—	$—	$294,447	$—	$294,447
Accrued interest payable	99	8,452	11,030	4,055	1,190	192	—	25,018
Accrued expenses and other liabilities	—	5	1,171	—	—	28,115	17,034	46,325
Asset-backed securities issued	227,881	3,383,048	3,474,898	1,588,463	441,857	—	137,410	9,253,557
Total Liabilities	$227,980	$3,391,505	$3,487,099	$1,592,518	$443,047	$322,754	$154,444	$9,619,347

Value of our investments in VIEs(1)	$2,634	$245,417	$339,419	$301,795	$31,657	$102,540	$10,451	$1,033,913
Number of VIEs	20	16	16	3	1	3	1	60
(1)Value of our investments in VIEs, as presented in this table, represent the fair value of our economic interests in the VIEs only for consolidated VIEs we account for under the CFE election. CAFL includes SFR loan securitizations we account for under the CFE election and a bridge loan securitization for which we did not make the CFE election. As of March 31, 2022 and December 31, 2021, the fair value of our interests in the CAFL SFR securitizations were $306 million and $302 million, respectively, and our net carrying value in the CAFL Bridge securitization was $37 million and $38 million, respectively. Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a resecuritization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. As of March 31, 2022 and December 31, 2021, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $437 million and $445 million, respectively, and the carrying value of the ABS issued and carried at amortized historical cost was $129 million and $143 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents income (loss) from these VIEs for the three months ended March 31, 2022 and 2021.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended March 31, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,012	$32,098	$77,334	$17,200	$4,753	$7,919	$—	$140,316
Interest expense	(701)	(28,171)	(58,480)	(14,085)	(4,371)	(1,662)	—	(107,470)
Net interest income	311	3,927	18,854	3,115	382	6,257	—	32,846
Non-interest income
Investment fair value changes, net	(714)	(3,822)	2,664	3,036	264	(3,468)	3,411	1,371
Other income	—	—	90	—	—	—	—	90
Total non-interest income, net	(714)	(3,822)	2,754	3,036	264	(3,468)	3,411	1,461
General and administrative expenses	—	—	—	—	—	(31)	—	(31)
Other expenses	—	—	—	—	—	(551)	—	(551)
Income (loss) from Consolidated VIEs	$(403)	$105	$21,608	$6,151	$646	$2,207	$3,411	$33,725

	Three Months Ended March 31, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,348	$15,483	$48,873	$20,159	$4,786	$4,222	$—	$94,871
Interest expense	(875)	(12,106)	(39,011)	(17,371)	(4,356)	(1,286)	—	(75,005)
Net interest income	473	3,377	9,862	2,788	430	2,936	—	19,866
Non-interest income
Investment fair value changes, net	(699)	4,898	(286)	4,117	8,921	(1,246)	—	15,705
Total non-interest income, net	(699)	4,898	(286)	4,117	8,921	(1,246)	—	15,705
General and administrative expenses	—	—	—	—	—	(38)	—	(38)
Other expenses	—	—	—	—	—	(330)	—	(330)
Income (loss) from Consolidated VIEs	$(226)	$8,275	$9,576	$6,905	$9,351	$1,322	$—	$35,203

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
We consolidate the assets and liabilities of certain Sequoia, CAFL and HEI securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia, CAFL and HEI securitization entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or our subordinate investments in, each entity including rights to direct loss mitigation activities; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia, CAFL and HEI securitization entities in accordance with GAAP.

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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2022, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the three months ended March 31, 2022, we called three of our unconsolidated Sequoia entities, and purchased $102 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $0.3 million gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income. At March 31, 2022, we held $246 million of loans for sale at fair value that were acquired following the calls.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2022 and 2021.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2022	2021
Principal balance of loans transferred	$—	$875,879
Trading securities retained, at fair value	—	6,549
AFS securities retained, at fair value	—	1,078
The following table summarizes the cash flows during the three months ended March 31, 2022 and 2021 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2022	2021
Proceeds from new transfers	$—	$904,390
MSR fees received	864	1,607
Funding of compensating interest, net	(16)	(100)
Cash flows received on retained securities	14,126	8,629
The following table presents the key weighted-average assumptions used to value securities retained at the date of securitization for securitizations completed during the three months ended March 31, 2022 and 2021.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	12%	12%
Discount rates	N/A	N/A	15%	6%
Credit loss assumptions	N/A	N/A	0.22%	0.22%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at March 31, 2022 and December 31, 2021, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2022	December 31, 2021
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$24,246	$18,214
Subordinate securities, classified as AFS	108,768	127,542
Mortgage servicing rights	9,127	6,450
Maximum loss exposure (1)	$142,141	$152,206
Assets transferred:
Principal balance of loans outstanding	$4,491,763	$4,959,234
Principal balance of loans 30+ days delinquent	27,286	30,594
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
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2022 and December 31, 2021.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2022	$9,127	$24,246	$108,768
Expected life (in years) (2)	5	6	11
Prepayment speed assumption (annual CPR) (2)	16%	14%	22%
Decrease in fair value from:
10% adverse change	$396	$986	$1,228
25% adverse change	912	2,318	3,068
Discount rate assumption (2)	12%	16%	6%
Decrease in fair value from:
100 basis point increase	$282	$656	$9,022
200 basis point increase	547	1,273	17,064
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	$—	$45
25% higher losses	N/A	—	113

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)

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

(1)Senior securities included $24 million and $18 million of interest-only securities at March 31, 2022 and December 31, 2021, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2022 and December 31, 2021, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	March 31, 2022	December 31, 2021
Mortgage-Backed Securities
Senior	$9,960	$3,572
Subordinate	215,908	228,083
Total Mortgage-Backed Securities	225,868	231,655
Excess MSR	9,579	10,400
Total Investments in Third-Party Sponsored VIEs	$235,447	$242,055
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
March 31, 2022
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
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2022 and December 31, 2021.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$1,347,036	$1,347,036	$1,845,248	$1,845,248
Residential loans, held-for-investment	5,870,068	5,870,068	5,747,150	5,747,150
Business purpose loans, held-for-sale	505,889	505,889	358,309	358,309
Business purpose loans, held-for-investment	4,248,889	4,248,889	4,432,680	4,432,680
Multifamily loans	451,804	451,804	473,514	473,514
Real estate securities	358,882	358,882	377,411	377,411
Servicer advance investments (1)	302,837	302,837	350,923	350,923
MSRs (1)	19,739	19,739	12,438	12,438
Excess MSRs (1)	43,023	43,023	44,231	44,231
HEIs (1)	227,133	227,133	192,740	192,740
Other investments (1)	11,824	11,824	12,663	12,663
Cash and cash equivalents	409,272	409,272	450,485	450,485
Restricted cash	73,549	73,549	80,999	80,999
Derivative assets	112,060	112,060	26,467	26,467
REO (2)	27,179	30,787	36,126	39,272
Margin receivable (2)	17,165	17,165	7,269	7,269
Liabilities
Short-term debt	$1,647,246	$1,647,246	$2,177,362	$2,177,362
Margin payable (3)	41,966	41,966	24,368	24,368
Guarantee obligation (3)	7,046	6,579	7,459	7,133
HEI securitization non-controlling interest	23,253	23,253	17,035	17,035
Derivative liabilities	80,260	80,260	3,317	3,317
ABS issued net
Fair value	8,475,868	8,475,868	8,843,147	8,843,147
Amortized cost	396,498	379,930	410,410	410,471
Other long-term debt, net (4)	1,310,683	1,307,867	988,483	989,570
Convertible notes, net (4)	514,289	518,738	513,629	537,300
Trust preferred securities and subordinated notes, net (4)	138,732	104,625	138,721	97,650
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(4)The liabilities are included in Long-Term debt, net of our consolidated balance sheets.
During the three months ended March 31, 2022 and 2021, we elected the fair value option for $5 million and $22 million of securities, respectively, $2.12 billion and $3.10 billion of residential loans (principal balance), respectively, $920 million and $386 million of business purpose loans (principal balance), respectively. Additionally, during the three months ended March 31, 2022, we elected the fair value option for $40 million of HEIs and $6 million of Other Investments. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities, fixed-rate securities rated investment grade or higher and HEIs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2022 and December 31, 2021, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,217,104	$—	$—	$7,217,104
Business purpose loans	4,754,778	—	—	4,754,778
Multifamily loans	451,804	—	—	451,804
Real estate securities	358,882	—	—	358,882
Servicer advance investments	302,837	—	—	302,837
MSRs	19,739	—	—	19,739
Excess MSRs	43,023	—	—	43,023
HEIs	227,133	—	—	227,133
Other investments	11,824	—	—	11,824
Derivative assets	112,060	98,538	11,412	2,110

Liabilities
HEI securitization non-controlling interest	$23,253	$—	$—	$23,253
Derivative liabilities	80,260	65,119	650	14,491
ABS issued	8,475,868	—	—	8,475,868

December 31, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,592,398	$—	$—	$7,592,398
Business purpose loans	4,790,989	—	—	4,790,989
Multifamily loans	473,514	—	—	473,514
Real estate securities	377,411	—	—	377,411
Servicer advance investments	350,923	—	—	350,923
MSRs	12,438	—	—	12,438
Excess MSRs	44,231	—	—	44,231
HEIs	192,740	—	—	192,740
Other investments	17,574	—	—	17,574
Derivative assets	26,467	2,906	18,928	4,633

Liabilities
HEI securitization non-controlling interest	$17,035	$—	$—	$17,035
Derivative liabilities	3,317	1,563	1,251	503
ABS issued	8,843,147	—	—	8,843,147

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2021	$7,592,398	$4,790,989	$473,514	$170,619	$206,792	$350,923	$44,231	$192,740	$25,101
Acquisitions	2,110,494	64,875	—	5,006	10,000	—	—	40,141	5,793
Originations	—	855,227	—	—	—	—	—	—	—
Sales	(1,849,874)	(331,750)	—	—	—	—	—	—	(1,762)
Principal paydowns	(297,480)	(407,991)	(2,029)	(485)	(22,564)	(45,005)	—	(12,671)	(30)
Gains (losses) in net income, net	(337,595)	(216,300)	(19,681)	(1,456)	10,383	(3,081)	(1,208)	6,923	3,020
Unrealized losses in OCI, net	—	—	—	—	(19,413)	—	—	—	—
Other settlements, net (1)	(839)	(272)	—	—	—	—	—	—	(559)
Ending balance - March 31, 2022	$7,217,104	$4,754,778	$451,804	$173,684	$185,198	$302,837	$43,023	$227,133	$31,563

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2021	$4,130	$17,035	$8,843,147
Acquisitions	—	—	680,749
Principal paydowns	—	—	(520,949)
Gains (losses) in net income, net	(42,379)	6,218	(527,079)
Other settlements, net (1)	25,868	—	—
Ending balance - March 31, 2022	$(12,381)	$23,253	$8,475,868
(1)     Other settlements, net for residential and business purpose loans represents the transfer of loans to REO, and for derivatives, the transfer of the fair value of loan purchase or interest rate lock commitments at the time loans are acquired to the basis of residential and single-family rental loans.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, forward sale commitments, and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2022 and 2021. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2022 and 2021 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2022 and 2021 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2022	2021
Assets
Residential loans at Redwood	$(35,397)	$(9,978)
Business purpose loans	(14,647)	5,104
Net investments in consolidated Sequoia entities (1)	(4,981)	4,201
Net investments in consolidated Freddie Mac SLST entities (1)	2,940	4,088
Net investments in consolidated Freddie Mac K-Series entities (1)	264	8,921
Net investments in consolidated CAFL SFR entities (1)	4,048	370
Net investment in consolidated HEI securitization entity (1)	9,628	—
Trading securities	(1,401)	490
Servicer advance investments	(3,081)	(160)
MSRs	3,526	756
Excess MSRs	(1,208)	(1,952)
HEIs at Redwood	1,185	5,315
Loan purchase and interest rate lock commitments	2,050	1,053

Liabilities
HEI securitization non-controlling interest	$(6,218)	$—
Loan purchase commitments	(14,442)	(35,661)
(1)    Represents the portion of net gains or losses included in our consolidated statements of income related to loans, securitized HEIs, and the associated ABS issued at our consolidated securitization entities held at March 31, 2022 and 2021, which netted together represent the change in value of our investments at the consolidated VIEs, excluding REO.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2022. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at March 31, 2022.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2022

					Gain (Loss) for
March 31, 2022	Carrying Value	Fair Value Measurements Using			Three Months Ended	Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2022	March 31, 2022
Assets
REO	$646	$—	$—	$646	$—	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2022 and 2021.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2022	2021
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(27,199)	$23,112
Residential loan purchase commitments	(41,623)	(52,385)
Single-family rental loans held-for-sale, at fair value	(24,468)	10,248
Single-family rental loan interest rate lock commitments	(725)	—
Bridge loans	2,135	1,044
Trading securities (1)	2,786	721
Risk management derivatives, net	90,387	92,822
Total mortgage banking activities, net (2)	$1,293	$75,562
Investment Fair Value Changes, Net
Residential loans held-for-sale, at fair value (called Sequoia loans)	$(4,252)	$317
Bridge loans held-for-investment	(2,143)	3,304
Trading securities	(4,242)	20,628
Servicer advance investments	(3,081)	(160)
Excess MSRs	(1,208)	(1,953)
Net investments in Legacy Sequoia entities (3)	(714)	(699)
Net investments in Sequoia entities (3)	(3,822)	4,898
Net investments in Freddie Mac SLST entities (3)	3,036	4,117
Net investment in Freddie Mac K-Series entity (3)	264	8,921
Net investments in CAFL SFR entities (3)	4,048	(286)
Net investment in HEI securitization entity (3)	3,411	—
HEIs at Redwood	1,192	5,315
Other investments	123	310
Risk management derivatives, net	1,973	—
Credit (losses) recoveries on AFS securities	(705)	375
Total investment fair value changes, net	$(6,120)	$45,087
Other Income
MSRs	$2,968	$(866)
Total other income (4)	$2,968	$(866)
Total Market Valuation Gains (Losses), Net	$(1,859)	$119,783
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
(3)Includes changes in fair value of the residential loans held-for-investment, securitized HEIs, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases for MSRs, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At March 31, 2022, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$772,917	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$2.94	-	$2.94		$2.94
		Whole loan spread to swap rate	225	-	225	bps	225	bps
		Called loan dollar price	$100	—	$100		$100

Jumbo loans committed to sell	574,119	Whole loan committed sales price	$95.92	-	$102.19		$98.23

Loans held by Legacy Sequoia (2)	222,213	Liability price			N/A		N/A

Loans held by Sequoia (2)	3,872,316	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,775,539	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	505,889	Senior credit spread	140	-	175	bps	155	bps
		Subordinate credit spread	180	-	1,434	bps	377	bps
		Senior credit support	36	-	37%		36%
		IO discount rate	8	-	14%		9%
		Prepayment rate (annual CPR)	3	-	25%		7%
		Non-securitizable loan dollar price	$78	-	$100		$98

Single-family rental loans held by CAFL (2)	3,038,939	Liability price			N/A		N/A

Bridge loans	1,209,950	Whole loan discount rate	4	-	15%		7%
		Senior credit spread	180	-	180	bps	180	bps
		Subordinate credit spread	225	-	790	bps	498	bps
		Senior credit support	47	-	47%		47%
		Residual certificate discount rate	11	-	11%		11%

Multifamily loans held by Freddie Mac K-Series (2)	451,804	Liability price			N/A		N/A

Trading and AFS securities	358,882	Discount rate	—	-	18%		8%
		Prepayment rate (annual CPR)	8	-	55%		20%
		Default rate	—	-	27%		4%
		Loss severity	—	-	50%		25%
		CRT dollar price	$88	-	$106		$95

Servicer advance investments	302,837	Discount rate	2	-	4%		3%
		Prepayment rate (annual CPR)	14	-	30%		17%
		Expected remaining life (3)	5	-	5	yrs	5	yrs
		Mortgage servicing income	—	-	17	bps	5	bps

MSRs	19,739	Discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	10	-	29%		16%
		Per loan annual cost to service	$94	-	$94		$94

Excess MSRs	43,023	Discount rate	13	-	19%		18%
		Prepayment rate (annual CPR)	18	-	31%		21%
		Excess mortgage servicing income	10	-	17	bps	11	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

March 31, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
HEI	73,886	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	24%		17%
		Home price appreciation	3	-	4%		3%

HEIs held by HEI securitization entity	153,247	Liability price	N/A		N/A		N/A

REO	646	Loss severity	4	-	24%		12%

Liabilities
Residential loan purchase commitments, net	12,322	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$2.94	-	$2.94		$2.94
		Whole loan spread to swap rate	225	-	225	bps	225	bps
		Pull-through rate	20	-	100%		73%
		Committed sales price	$95.92	-	$102.29		$98.18

Single-family rental interest rate lock commitments	59	Senior credit spread	140	-	140	bps	140	bps
		Subordinate credit spread	180	-	1,434	bps	331	bps
		Senior credit support	37	-	37%		37%
		IO discount rate	8	-	8%		8%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Pull-through rate	100		100%		100%
ABS issued (2):
At consolidated Sequoia entities	3,848,221	Discount rate	—	-	18%		5%
		Prepayment rate (annual CPR)	7	-	45%		25%
		Default rate	—	-	11%		1%
		Loss severity	25	-	50%		32%

At consolidated CAFL SFR entities (4)	2,745,104	Discount rate	2	-	12%		5%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Default rate	5	-	20%		6%
		Loss severity	30	-	30%		30%

At consolidated Freddie Mac SLST entities	1,341,282	Discount rate	3	-	7%		4%
		Prepayment rate (annual CPR)	6	-	7%		6%
		Default rate	9	-	10%		9%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	419,883	Discount rate	3	-	8%		3%

At consolidated HEI securitization entity (4)	121,378	Discount rate	7	-	12%		7%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Default rate	10	-	10%		10%
		Loss severity	30	-	30%		30%
		Home price appreciation	3	-	4%		3%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Footnotes to Table 5.7
(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans and HEIs held by consolidated entities was based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At March 31, 2022, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $246 million, $306 million, $437 million, $32 million, and $14 million, respectively.
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
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
Certain of our Other investments (inclusive of strategic investments in early-stage start-up companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance.
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2022 and December 31, 2021.
Table 6.1 – Classifications and Carrying Values of Residential Loans

March 31, 2022		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$1,347,069	$—	$—	$—	$1,347,069
Held-for-investment at fair value	—	222,213	3,872,316	1,775,539	5,870,068
Total Residential Loans	$1,347,069	$222,213	$3,872,316	$1,775,539	$7,217,137

December 31, 2021		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$1,845,282	$—	$—	$—	$1,845,282
Held-for-investment at fair value	—	230,455	3,628,465	1,888,230	5,747,150
Total Residential Loans	$1,845,282	$230,455	$3,628,465	$1,888,230	$7,592,432

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
At March 31, 2022, we owned mortgage servicing rights associated with $1.29 billion (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
The following table summarizes the characteristics of residential loans held-for-sale at March 31, 2022 and December 31, 2021.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Number of loans	1,611	2,196
Unpaid principal balance	$1,369,366	$1,813,865
Fair value of loans	$1,347,069	$1,845,282
Market value of loans pledged as collateral under short-term borrowing agreements	$1,334,272	$1,838,797
Weighted average coupon	3.63%	3.27%

Delinquency information
Number of loans with 90+ day delinquencies	1	3
Unpaid principal balance of loans with 90+ day delinquencies	$616	$2,923
Fair value of loans with 90+ day delinquencies	$615	$2,304
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three months ended March 31, 2022 and 2021.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended March 31,
(In Thousands)	2022	2021
Principal balance of loans acquired (1)	$2,115,191	$3,096,048
Principal balance of loans sold	1,827,364	2,275,832
Principal balance of loans transferred to HFI	687,192	—
Net market valuation gains (losses) recorded (2)	(31,451)	23,429
(1)Includes $102 million of loans acquired through calls of three seasoned Sequoia securitizations.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2022 and December 31, 2021.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

March 31, 2022	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,524	4,870	11,654
Unpaid principal balance	$248,814	$4,123,176	$1,865,735
Fair value of loans	$222,213	$3,872,316	$1,775,538
Weighted average coupon	1.88%	3.28%	4.52%

Delinquency information
Number of loans with 90+ day delinquencies (1)	34	16	1,291
Unpaid principal balance of loans with 90+ day delinquencies	$6,996	$12,879	$220,402
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	10	2	256
Unpaid principal balance of loans in foreclosure	$902	$1,484	$43,467

December 31, 2021	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,583	4,300	11,986
Unpaid principal balance	$264,057	$3,605,469	$1,932,241
Fair value of loans	$230,455	$3,628,465	$1,888,230
Weighted average coupon	1.87%	3.39%	4.51%

Delinquency information
Number of loans with 90+ day delinquencies (1)	32	18	1,208
Unpaid principal balance of loans with 90+ day delinquencies	$7,482	$15,124	$212,961
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	10	2	241
Unpaid principal balance of loans in foreclosure	$2,188	$1,624	$43,637
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-investment at consolidated entities during the three months ended March 31, 2022 and 2021.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$684,491	N/A	N/A	$—	N/A
Net market valuation gains (losses) recorded (2)	6,325	(270,731)	(43,768)	7,613	(2,578)	(3,566)
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
REO
See Note 12 for detail on residential loans transferred to REO during 2022.
Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at March 31, 2022 and December 31, 2021.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

March 31, 2022	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$505,889	—	$—	$—	$505,889
Held-for-investment at fair value	—	3,038,939	917,979	291,971	4,248,889
Total Business Purpose Loans	$505,889	$3,038,939	$917,979	$291,971	$4,754,778

December 31, 2021	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,309	$—	$—	$—	$358,309
Held-for-investment at fair value	—	3,488,074	666,364	278,242	4,432,680
Total Business Purpose Loans	$358,309	$3,488,074	$666,364	$278,242	$4,790,989

Nearly all of the outstanding single-family rental loans at March 31, 2022 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years, with 2% with original maturities of 30 years.
The outstanding bridge loans held-for-investment at March 31, 2022 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 71% one-month LIBOR-indexed adjustable-rate loans, 12% one-month SOFR-indexed adjustable-rate loans, and 17% fixed-rate loans.
At March 31, 2022, we had a $792 million commitment to fund bridge loans. See Note 16 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
The following table provides the activity of business purpose loans at Redwood during the three months ended March 31, 2022 and 2021.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(In Thousands)	SFR at Redwood	Bridge at Redwood	SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$442,727	$411,938	$253,098	$133,229
Principal balance of loans acquired	61,892	2,983	—	—
Principal balance of loans sold to third parties	331,502	—	—	8,877
Fair value of loans transferred from HFS to HFI (1)	—	—	169,404	—
Mortgage banking activities income (loss) recorded (2)	(24,468)	2,375	10,248	542
Investment fair value changes recorded (3)	—	(759)	—	3,304

(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL SFR securitizations and the transfer of bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their securitization.
(2)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. Additionally, for the three months ended March 31, 2022 and 2021, we recorded loan origination fee income of $14 million and $6 million, respectively, through Mortgage banking activities, net on our consolidated statements of income.
(3)Represents net market valuation changes for loans classified as held-for-investment and associated interest-only strip liabilities.

Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying single-family rental loans and bridge loans owned by these entities. The following table provides the activity of business purpose loans held-for-investment at CAFL during the three months ended March 31, 2022 and 2021.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$(191,903)	$(1,384)	$(60,901)	$—

(1)For loans held at our consolidated CAFL entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.
REO
See Note 12 for detail on BPL loans transferred to REO during 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at March 31, 2022 and December 31, 2021.
Table 7.4 – Characteristics of Business Purpose Loans

March 31, 2022	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	239	1,116	1,384	1,375
Unpaid principal balance	$518,230	$3,083,716	$921,208	$288,823
Fair value of loans	$505,889	$3,038,939	$917,979	$291,971
Weighted average coupon	4.76%	5.15%	6.38%	6.77%
Weighted average remaining loan term (years)	11	6	1	1
Market value of loans pledged as collateral under short-term debt facilities	$66,685	N/A	$62,494	N/A
Market value of loans pledged as collateral under long-term debt facilities	$376,502	N/A	$815,580	N/A
Delinquency information
Number of loans with 90+ day delinquencies (1)	4	22	56	48
Unpaid principal balance of loans with 90+ day delinquencies	$5,212	$52,725	$32,830	$7,847
Fair value of loans with 90+ day delinquencies (2)	$4,086	N/A	$28,319	$7,847
Number of loans in foreclosure (3)	5	9	37	3
Unpaid principal balance of loans in foreclosure	$5,301	$12,623	$42,152	$4,472
Fair value of loans in foreclosure (2)	$4,153	N/A	$37,641	$4,472

December 31, 2021	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	245	1,173	1,134	1,640
Unpaid principal balance	$348,232	$3,340,949	$670,392	$274,617
Fair value of loans	$358,309	$3,488,074	$666,364	$278,242
Weighted average coupon	4.73%	5.17%	6.91%	7.05%
Weighted average remaining loan term (years)	12	6	1	1
Market value of loans pledged as collateral under short-term debt facilities	$75,873	N/A	$91,814	N/A
Market value of loans pledged as collateral under long-term debt facilities	$244,703	N/A	$554,597	N/A
Delinquency information
Number of loans with 90+ day delinquencies (1)	6	18	31	—
Unpaid principal balance of loans with 90+ day delinquencies	$5,384	$41,998	$18,032	$—
Fair value of loans with 90+ day delinquencies (2)	$4,238	N/A	$14,218	$—
Number of loans in foreclosure (3)	7	9	28	—
Unpaid principal balance of loans in foreclosure	$5,473	$12,648	$18,043	$—
Fair value of loans in foreclosure (2)	$4,305	N/A	$14,257	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Footnotes to Table 7.4
(1)The number of loans greater than 90 days delinquent includes loans in foreclosure.
(2)The fair value of the loans held by consolidated CAFL entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.
(3)May include loans that are less than 90 days delinquent.
Note 8. Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at March 31, 2022 and December 31, 2021.
Table 8.1 – Characteristics of Multifamily Loans

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Number of loans	28	28
Unpaid principal balance	$453,140	$455,168
Fair value of loans	$451,804	$473,514
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	3	4

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at March 31, 2022 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three months ended March 31, 2022 and 2021.
Table 8.2 – Activity of Multifamily Loans Held-for-Investment

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net market valuation gains (losses) recorded (1)	$(19,681)	$(730)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at March 31, 2022 and December 31, 2021.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2022	December 31, 2021
Trading	$173,684	$170,619
Available-for-sale	185,198	206,792
Total Real Estate Securities	$358,882	$377,411
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at March 31, 2022 and December 31, 2021.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	March 31, 2022	December 31, 2021
Senior
Interest-only securities (1)	$34,206	$21,787
Total Senior	34,206	21,787
Subordinate
RPL securities	63,164	65,140
Multifamily securities	9,008	10,549
Other third-party residential securities	67,306	73,143
Total Subordinate	139,478	148,832
Total Trading Securities	$173,684	$170,619
(1)Includes $20 million and $15 million of Sequoia certificated mortgage servicing rights at March 31, 2022 and December 31, 2021, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at March 31, 2022 and December 31, 2021.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	March 31, 2022	December 31, 2021
Senior (1)	$—	$—
Subordinate	234,732	235,306
Total Trading Securities	$234,732	$235,306
(1)Our senior trading securities include interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three months ended March 31, 2022 and 2021.
Table 9.4 – Trading Securities Activity

	Three Months Ended March 31,
(In Thousands)	2022	2021
Principal balance of securities acquired (1)	$—	$15,880
Principal balance of securities sold (1)	—	34,743
Net market valuation gains (losses) recorded (2)	(1,456)	21,349
(1)For the three months ended March 31, 2022 and 2021, excludes zero and $2 million of securities bought and sold during the same quarter, respectively.
(2)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at March 31, 2022 and December 31, 2021.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	March 31, 2022	December 31, 2021
Subordinate
Sequoia securities	$108,768	$127,542
Multifamily securities	15,316	22,166
Other third-party residential securities	61,114	57,084
Total Subordinate	185,198	206,792
Total AFS Securities	$185,198	$206,792
The following table provides the activity of available-for-sale securities during the three months ended March 31, 2022 and 2021.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended March 31,
(In Thousands)	2022	2021
Fair value of securities acquired	$10,000	$1,078
Fair value of securities sold	—	2,200
Principal balance of securities called	14,486	3,444
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
At March 31, 2022, we had $12 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2022 and December 31, 2021.
Table 9.7 – Carrying Value of AFS Securities

March 31, 2022
(In Thousands)	Total
Principal balance	$230,201
Credit reserve	(29,901)
Unamortized discount, net	(63,206)
Amortized cost	137,094
Gross unrealized gains	50,854
Gross unrealized losses	(2,045)
CECL allowance	(705)
Carrying Value	$185,198

December 31, 2021
(In Thousands)	Total
Principal balance	$242,852
Credit reserve	(27,555)
Unamortized discount, net	(76,023)
Amortized cost	139,274
Gross unrealized gains	67,815
Gross unrealized losses	(297)
CECL allowance	—
Carrying Value	$206,792
The following table presents the changes for the three months ended March 31, 2022, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2022
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$27,555	$76,023
Amortization of net discount	—	(8,470)
Realized credit losses	(88)	—
Acquisitions	—	—
Sales, calls, other	(343)	(1,570)
Transfers to (release of) credit reserves, net	2,777	(2,777)
Ending Balance	$29,901	$63,206

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2022 and December 31, 2021.
Table 9.9 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
March 31, 2022	$29,500	$(1,958)	$27,542	$1,600	$(87)	$1,513
December 31, 2021	7,078	(251)	6,827	1,600	(46)	1,554
At March 31, 2022, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 82 AFS securities, of which six were in a unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2021, our consolidated balance sheet included 85 AFS securities, of which four were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $2 million at March 31, 2022. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At March 31, 2022, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At March 31, 2022, our current expected credit loss ("CECL") allowance related to our AFS securities was $0.7 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at March 31, 2022.
Table 9.10 – Significant Credit Quality Indicators

March 31, 2022	Subordinate Securities
Default rate	0.7%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three months ended March 31, 2022.
Table 9.11 – Rollforward of Allowance for Credit Losses

Three Months Ended March 31, 2022
(In Thousands)
Beginning balance allowance for credit losses	$—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	705
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—
Allowance on purchased financial assets with credit deterioration	—
Reduction to allowance for securities sold during the period	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—
Write-offs charged against allowance	—
Recoveries of amounts previously written off	—
Ending balance of allowance for credit losses	$705
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2022 and 2021.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2022	2021
Gross realized gains - sales	$—	$200
Gross realized gains - calls	1,914	2,408
Gross realized losses - sales	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$1,914	$2,608
During the three months ended March 31, 2022, we called three of our unconsolidated Sequoia entities, and purchased $102 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $0.3 million gain on the securities we owned from these securitizations. The remaining realized gains were from third-party securities we owned that were called during the first quarter of 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 10. Other Investments
Other investments at March 31, 2022 and December 31, 2021 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	March 31, 2022	December 31, 2021
Servicer advance investments	$302,837	$350,923
HEIs	227,133	192,740
Excess MSRs	43,023	44,231
Strategic investments	40,524	35,702
Mortgage servicing rights	19,739	12,438
Other	2,325	5,935
Total Other Investments	$635,581	$641,969
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the transactions). At March 31, 2022, we had funded $148 million of total capital to the SA Buyers (see Note 16 for additional detail).
At March 31, 2022, our servicer advance investments had a carrying value of $303 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $12.70 billion. The outstanding servicer advance receivables associated with this investment were $266 million at March 31, 2022, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at March 31, 2022 and December 31, 2021.
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	March 31, 2022	December 31, 2021
Principal and interest advances	$87,083	$94,148
Escrow advances (taxes and insurance advances)	138,465	172,847
Corporate advances	40,401	43,958
Total Servicer Advance Receivables	$265,949	$310,953
We account for our servicer advance investments at fair value and during the three months ended March 31, 2022 and 2021, we recorded $5 million and $3 million of interest income, respectively, through Other interest income, and recorded a net market valuation loss of $3 million and loss of $0.2 million, respectively, through Investment fair value changes, net in our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 10. Other Investments - (continued)
HEIs
In 2019, we began purchasing home equity investment contracts from a third party under a flow purchase agreement. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by a deed of trust or a mortgage. Our investments in HEIs allow us to share in both home price appreciation and depreciation of the associated property.
During the third quarter of 2021, we amended our original flow purchase agreement with the third party and committed to purchase $125 million of HEIs from the date of the amended agreement, and during the first quarter of 2022, we exercised an option and committed to acquire an additional $125 million of HEIs. At March 31, 2022, we had acquired $117 million of HEIs cumulatively, including $70 million of our $250 million commitment, under the third-party flow purchase agreement.
As of March 31, 2022, we owned $74 million of HEIs at Redwood and consolidated $153 million of HEIs through the HEI securitization entity. We account for these investments under the fair value option and during the three months ended March 31, 2022 and 2021, we recorded a net market valuation gain of $1 million and a net market valuation gain of $5 million, respectively, related to HEIs owned at Redwood through Investment fair value changes, net on our consolidated statements of income.
We consolidate the HEI securitization in accordance with GAAP and have elected to account for it under the CFE election. During the three months ended March 31, 2022, we recorded net market valuation gains of $3 million (including $1 million of interest expense) related to our net investment in the HEI securitization entity through Investment fair value changes, net on our consolidated statements of income.
Strategic Investments
Strategic investments represent investments we have made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At March 31, 2022, we had made a total of 21 investments in companies through RWT Horizons with a total carrying value of $25 million, and two corporate-level investments, including our strategic investment in Churchill Finance. During the three months ended March 31, 2022, we recorded $0.1 million of Other income from our strategic investments.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three months ended March 31, 2022 and 2021, we recognized $4 million and $3 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $1 million and $2 million, respectively, through Investment fair value changes, net on our consolidated statements of income.
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the three months ended March 31, 2022, we retained $5 million of MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At March 31, 2022 and December 31, 2021, our MSRs had a fair value of $20 million and $12 million, respectively, and were associated with loans with an aggregate principal balance of $2.36 billion and $2.12 billion, respectively. During the three months ended March 31, 2022 and 2021, including net market valuation gains and losses on our MSRs, we recorded net income of $4.3 million and $1 million, respectively, through Other income on our consolidated statements of income related to our MSRs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2022 and December 31, 2021.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2022		December 31, 2021
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$11,412	$460,000	$611	$161,500
TBAs	95,631	4,400,000	2,880	2,440,000
Interest rate futures	2,907	197,800	25	9,000
Swaptions	—	—	18,318	1,660,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	2,110	187,895	4,633	971,631
Total Assets	$112,060	$5,245,695	$26,467	$5,242,131

Liabilities - Risk Management Derivatives
Interest rate swaps	$(650)	$66,000	$(1,251)	$283,100
TBAs	(64,883)	3,535,000	(658)	870,000
Interest rate futures	(236)	83,000	(905)	62,500
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(14,491)	912,748	(503)	404,190
Total Liabilities	$(80,260)	$4,596,748	$(3,317)	$1,619,790
Total Derivative Financial Instruments, Net	$31,800	$9,842,443	$23,150	$6,861,921
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2022, we were party to swaps with an aggregate notional amount of $526 million, TBA agreements with an aggregate notional amount of $7.94 billion, and interest rate futures contracts with an aggregate notional amount of $281 million. At December 31, 2021, we were party to swaps and swaptions with an aggregate notional amount of $2.10 billion, futures with an aggregate notional amount of $72 million and TBA agreements with an aggregate notional amount of $3.31 billion.
For the three months ended March 31, 2022 and 2021, risk management derivatives had a net market valuation gain of $92 million, and a net market valuation gain of $93 million, respectively. Market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2022 and 2021, LPCs and IRLCs had a net market valuation loss of $42 million and loss of $52 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $75 million and $76 million at March 31, 2022 and December 31, 2021, respectively. We are amortizing this loss into interest expense over the remaining term of the debt they were originally hedging. As of March 31, 2022, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2022 and 2021.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net interest expense on cash flows hedges	$—	$—
Realized net losses reclassified from other comprehensive income	(1,018)	(1,018)
Total Interest Expense	$(1,018)	$(1,018)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2022, we assessed this risk as remote and did not record an associated specific valuation adjustment.
At March 31, 2022, we were in compliance with our derivative counterparty ISDA agreements.
Note 12. Other Assets and Liabilities
Other assets at March 31, 2022 and December 31, 2021 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	March 31, 2022	December 31, 2021
Investment receivable	$49,313	$82,781
Accrued interest receivable	48,717	47,515
REO	27,179	36,126
Deferred tax asset	20,867	20,867
Operating lease right-of-use assets	17,917	18,772
Margin receivable	17,165	7,269
Fixed assets and leasehold improvements (1)	10,105	9,019
Other	10,939	8,768
Total Other Assets	$202,202	$231,117
(1)Fixed assets and leasehold improvements had a basis of $18 million and accumulated depreciation of $8 million at March 31, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
Accrued expenses and other liabilities at March 31, 2022 and December 31, 2021 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2022	December 31, 2021
Payable to non-controlling interests	$47,939	$42,670
Margin payable	41,966	24,368
Accrued interest payable	38,647	39,297
Accrued operating expenses	30,581	4,377
Current accounts payable	21,734	8,273
Operating lease liabilities	20,218	20,960
Accrued compensation	16,990	74,636
Residential loan and MSR repurchase reserve	9,529	9,306
Guarantee obligations	7,046	7,459
Bridge loan holdbacks	2,536	3,109
Other	7,264	11,333
Total Accrued Expenses and Other Liabilities	$244,450	$245,788
Refer to Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional descriptions of our other assets and liabilities.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through March 31, 2022, we had met all margin calls due.
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities during the three months ended March 31, 2022.
Table 12.3 – REO Activity

	Three Months Ended March 31, 2022
(In Thousands)	Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
Balance at beginning of period	$13,068	$61	$2,028	$20,969	$36,126
Transfers to REO	272	—	1,047	—	1,319
Liquidations (1)	(382)	(504)	(750)	(9,250)	(10,886)
Changes in fair value, net	82	443	95	—	620
Balance at End of Period	$13,040	$—	$2,420	$11,719	$27,179
(1)For the three months ended March 31, 2022, REO liquidations resulted in $0.6 million of realized gains, which were recorded in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities at March 31, 2022 and December 31, 2021.
Table 12.4 – REO Assets

Number of REO assets	Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
At March 31, 2022	4	—	25	2	31
At December 31, 2021	5	2	24	3	34
Note 13. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2022, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2022 and December 31, 2021.
Table 13.1 – Short-Term Debt

	March 31, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$1,223,247	$2,750,000	2.13%	8/2022-3/2023	288
Business purpose loan warehouse	1	95,161	350,000	3.45%	3/2023	349
Real estate securities repo	4	75,445	—	1.25%	4/2022-6/2022	33
Total Short-Term Debt Facilities	12	1,393,853
Servicer advance financing	1	253,393	350,000	2.25%	11/2022	216
Total Short-Term Debt		$1,647,246

	December 31, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$1,669,344	$2,900,000	1.87%	1/2022-12/2022	153
Business purpose loan warehouse	2	138,746	350,000	3.34%	3/2022-7/2022	105
Real estate securities repo	4	74,825	—	1.13%	1/2022-3/2022	33
Total Short-Term Debt Facilities	13	1,882,915
Servicer advance financing	1	294,447	350,000	1.90%	11/2022	306
Total Short-Term Debt		$2,177,362
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over 1-month SOFR or 1- or 3-month LIBOR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 13. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at March 31, 2022 and December 31, 2021.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	March 31, 2022	December 31, 2021
Collateral Type
Held-for-sale residential loans	$1,334,272	$1,838,797
Business purpose loans	129,179	167,687
Real estate securities
On balance sheet	5,539	5,823
Sequoia securitizations (1)	59,862	61,525
Freddie Mac K-Series securitization (1)	31,921	31,657
Total real estate securities owned	97,322	99,005
Restricted cash and other assets	1,962	1,962
Total Collateral for Short-Term Debt Facilities	1,562,735	2,107,451
Cash	9,615	6,480
Restricted cash	24,170	25,420
Servicer advances	302,837	310,953
Total Collateral for Servicer Advance Financing	336,622	342,853
Total Collateral for Short-Term Debt	$1,899,357	$2,450,304
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three months ended March 31, 2022, the average balance of our short-term debt facilities was $1.73 billion. At March 31, 2022 and December 31, 2021, accrued interest payable on our short-term debt facilities was $2 million and $2 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At March 31, 2022, the accrued interest payable balance on this financing was $0.2 million and the unamortized capitalized commitment costs were $0.7 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $1 million at March 31, 2022. At both March 31, 2022 and December 31, 2021, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 13. Short-Term Debt - (continued)
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at March 31, 2022.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2022
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$1,223,247	$1,223,247
Business purpose loans	—	—	95,161	95,161
Real estate securities	43,675	31,770	—	75,445
Total Secured Short-Term Debt	43,675	31,770	1,318,408	1,393,853
Servicer advance financing	—	—	253,393	253,393
Total Short-Term Debt	$43,675	$31,770	$1,571,801	$1,647,246
Note 14. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at March 31, 2022 and December 31, 2021, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

March 31, 2022	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$243,879	$3,868,206	$2,998,376	$1,463,505	$416,672	$127,904	$9,118,542
Interest-only certificates	321	48,561	170,661	16,494	9,491	—	245,528
Market valuation adjustments	(23,899)	(288,847)	(156,196)	(9,956)	(6,280)	(6,526)	(491,704)
ABS Issued, Net	$220,301	$3,627,920	$3,012,841	$1,470,043	$419,883	$121,378	$8,872,366
Range of weighted average interest rates, by series(3)	0.57% to 2.05%	2.46% to 5.03%	2.64% to 5.44%	3.50% to 4.75%	3.55%	3.27%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2031	2028-2059	2025	2052
Number of series	20	17	16	3	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

December 31, 2021	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$259,505	$3,353,073	$3,264,766	$1,535,638	$418,700	$138,792	$8,970,474
Interest-only certificates	619	32,749	193,725	11,714	10,184	—	248,991
Market valuation adjustments	(32,243)	(2,774)	16,407	41,111	12,973	(1,382)	34,092
ABS Issued, Net	$227,881	$3,383,048	$3,474,898	$1,588,463	$441,857	$137,410	$9,253,557
Range of weighted average interest rates, by series(3)	0.23% to 1.44%	2.40% to 5.03%	2.64% to 5.24%	3.50% to 4.75%	3.41%	3.31%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2031	2028-2059	2025	2052
Number of series	20	16	16	3	1	1
(1)Includes $270 million (principal balance) of ABS issued by a CAFL bridge securitization trust sponsored by Redwood and accounted for at amortized cost at March 31, 2022 and December 31, 2021.
(2)Includes $131 million and $145 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at March 31, 2022 and December 31, 2021, respectively.
(3)Certain ABS issued by CAFL, Freddie Mac SLST, and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans (presented within CAFL in table 14.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At March 31, 2022, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $2 million, for a net carrying value of $268 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $292 million of bridge loans, $8 million of restricted cash and $6 million of other assets at March 31, 2022. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of the HEI securitization entity formed in connection with the securitization of HEIs, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $146 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through Investment fair value changes, net on our consolidated statements of income. The ABS issued by the HEI securitization entity are subject to an optional redemption in September 2023, and beginning in September 2024 the interest rate on the ABS issued increases by 2% through final maturity in 2052.
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At March 31, 2022, the principal balance of the ABS issued was $131 million, and the debt discount and deferred issuance costs were $2 million, for a net carrying value of $129 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued are subject to an optional redemption in July 2022 and in July 2023 the ABS interest rate steps up to 7.75%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At March 31, 2022, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at March 31, 2022 and December 31, 2021. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2022	December 31, 2021
Legacy Sequoia	$107	$99
Sequoia	9,598	8,452
CAFL	10,342	11,030
Freddie Mac SLST (1)	4,405	4,630
Freddie Mac K-Series	1,232	1,190
Total Accrued Interest Payable on ABS Issued	$25,684	$25,401
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 15. Long-Term Debt
The tables below summarize our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2022 and December 31, 2021.
Table 15.1 – Long-Term Debt

	March 31, 2022
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$133,034	$(208)	$132,826	N/A	4.21%	9/2024
CAFL
Facility B	102,351	(278)	102,073	N/A	4.21%	2/2025
Facility G	81,995	(313)	81,682	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility H	430,026	(755)	429,271	$600,000	L + 2.50%	N/A
Recourse BPL Financing
Facility F	301,200	(205)	300,995	450,000	SOFR + 2.25%	9/2023
Facility I	263,836	—	263,836	450,000	SOFR + 3.24%	6/2023
Total Long-Term Debt Facilities	1,312,442	(1,759)	1,310,683
Convertible notes
4.75% convertible senior notes	198,629	(1,571)	197,058	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(1,879)	148,321	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,182)	168,910	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(768)	138,732	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,972,863	$(9,159)	$1,963,704

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 15. Long-Term Debt - (continued)

	December 31, 2021
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$144,385	$(313)	$144,072	N/A	4.21%	9/2024
CAFL
Facility B	102,351	(353)	101,998	N/A	4.21%	2/2025
Facility G	91,707	(376)	91,331	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility H	307,215	(507)	306,708	$400,000	L + 2.75%	N/A
Recourse BPL Financing
Facility F	234,349	(123)	234,226	450,000	L + 2.21%	9/2023
Facility I	110,148	—	110,148	450,000	L + 3.35%	6/2023
Total Long-Term Debt Facilities	990,155	(1,672)	988,483
Convertible notes
4.75% convertible senior notes	198,629	(1,836)	196,793	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,072)	148,128	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,384)	168,708	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(779)	138,721	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,650,576	$(9,743)	$1,640,833
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) or 1-month SOFR plus an applicable spread.

Refer to Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for a full description of our long-term debt.
Non-Recourse BPL Financing Facility
During the three months ended March 31, 2022, we amended facility H (see Table 15.1 above) to increase the borrowing limit from $400 million to $600 million.
Recourse BPL Financing Facilities
During the three months ended March 31, 2022, we amended the interest rate for Facilities F and I (see Table 15.1 above) to be indexed to a spread over one-month SOFR compared to a LIBOR-indexed spread at December 31, 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 15. Long-Term Debt - (continued)

The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at March 31, 2022 and December 31, 2021.
Table 15.2 – Collateral for Long-Term Debt

(In Thousands)	March 31, 2022	December 31, 2021
Collateral Type
Bridge loans	$815,580	$554,597
Single-family rental loans	376,502	244,703
Real estate securities
Sequoia securitizations (1)	226,974	247,227
CAFL securitizations (1)	264,774	260,405
Total Collateral for Long-Term Debt	$1,683,830	$1,306,932
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at March 31, 2022 and December 31, 2021.
Table 15.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	March 31, 2022	December 31, 2021
Long-term debt facilities	$1,589	$815
Convertible notes
4.75% convertible senior notes	1,206	3,564
5.625% convertible senior notes	1,784	3,896
5.75% exchangeable senior notes	4,948	2,474
Trust preferred securities and subordinated notes	607	581
Total Accrued Interest Payable on Long-Term Debt	$10,134	$11,330

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 16. Commitments and Contingencies
Lease Commitments
At March 31, 2022, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $23 million of cumulative lease payments. Our operating lease expense was $1 million each for the three-month periods ended March 31, 2022 and 2021.
The following table presents our future lease commitments at March 31, 2022.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2022
2022 (9 months)	$3,228
2023	4,428
2024	4,338
2025	3,475
2026	3,420
2027 and thereafter	4,553
Total Lease Commitments	23,442
Less: Imputed interest	(3,224)
Operating Lease Liabilities	$20,218
During the three months ended March 31, 2022, we did not enter into any new office leases. At March 31, 2022, our operating lease liabilities were $20 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $18 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for our leases was 6 years and 5.1%, respectively.
Commitment to Fund Bridge Loans
As of March 31, 2022, we had commitments to fund up to $792 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At March 31, 2022, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three months ended March 31, 2022, we recorded a net market valuation loss of $0.2 million related to this liability through Mortgage banking activities, net on our consolidated statements of income. During the three months ended March 31, 2021, we recorded a net market valuation gain of $1 million related to this liability through Mortgage banking activities, net on our consolidated statements of income.
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
March 31, 2022
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Commitment to Acquire HEIs
In the third quarter of 2021, we amended an existing flow purchase agreement with a third party and committed to acquire $125 million of HEIs from the date of the amended agreement. In the first quarter of 2022, we exercised an option and committed to acquire an additional $125 million of HEIs from the third-party HEI originator. At March 31, 2022, we had acquired $70 million HEIs of our $250 million commitment under this flow purchase agreement. See Note 10 for additional detail on these investments.
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in San Francisco Bay Area urban communities. At March 31, 2022, we had funded $0.3 million of this commitment. This investment is included in Other Investments on our Consolidated Balance Sheets.
In 2021, we entered into commitments to fund $5 million to each of two different RWT Horizons investments. At March 31, 2022, we had funded $4 million of these commitments. These investments are included in Other Investments on our Consolidated Balance Sheets.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At March 31, 2022, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2022, we had incurred less than $0.1 million of losses under these arrangements. For the three months ended March 31, 2022 and 2021, other income related to these arrangements was $0.5 million and $1 million, respectively, and net market valuation changes related to these investments were less than $0.1 million of gains and $0.1 million of losses, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at March 31, 2022, the loans had an unpaid principal balance of $504 million and a weighted average FICO score of 756 (at origination) and LTV ratio of 74% (at origination). At March 31, 2022, $14 million of the loans were 90 days or more delinquent, of which two of these loans with an unpaid principal balance of $0.2 million were in foreclosure. At March 31, 2022, the carrying value of our guarantee obligation was $7 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At both March 31, 2022 and December 31, 2021, assets of such SPEs totaled $34 million, and liabilities of such SPEs totaled $7 million.
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
At March 31, 2022 and December 31, 2021, our repurchase reserve associated with our residential loans and MSRs was $10 million and $9 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During both the three months ended March 31, 2022 and 2021, we received zero repurchase requests and repurchased zero loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
During the three months ended March 31, 2022 and 2021, we recorded repurchase provisions of $0.2 million and $0.1 million, respectively, that were recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Loss Contingencies - Litigation, Claims and Demands” At March 31, 2022, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2021 was $2 million.
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021.
Table 17.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$67,503	$(76,430)	$76,336	$(80,557)
Other comprehensive (loss) income before reclassifications	(17,873)	—	10,986	—
Amounts reclassified from other accumulated comprehensive (income) loss	(692)	1,018	(2,795)	1,018
Net current-period other comprehensive (loss) income	(18,565)	1,018	8,191	1,018
Balance at End of Period	$48,938	$(75,412)	$84,527	$(79,539)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 17. Equity - (continued)
The following table provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2022	2021
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$705	$(374)
Gain on sale of AFS securities	Realized gains, net	(1,397)	(2,421)
		$(692)	$(2,795)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,018	$1,018
		$1,018	$1,018
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the three months ended March 31, 2022, we issued 5,232,869 common shares for net proceeds of $67 million under this program. During the three months ended March 31, 2022, we increased the capacity of this program to $175 million, all of which remained outstanding for future offerings under this program as of March 31, 2022.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended March 31, 2022, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At March 31, 2022, approximately 6 million shares remained outstanding for future offerings under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 17. Equity - (continued)
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2022 and 2021.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2022	2021
Basic Earnings per Common Share:
Net income attributable to Redwood	$30,915	$97,257
Less: Dividends and undistributed earnings allocated to participating securities	(1,209)	(3,294)
Net income allocated to common shareholders	$29,706	$93,963
Basic weighted average common shares outstanding	119,884,172	112,276,842
Basic Earnings per Common Share	$0.25	$0.84
Diluted Earnings per Common Share:
Net income attributable to Redwood	$30,915	$97,257
Less: Dividends and undistributed earnings allocated to participating securities	(1,348)	(2,951)
Add back: Interest expense on convertible notes for the period, net of tax	4,582	7,007
Net income allocated to common shareholders	$34,149	$101,313
Weighted average common shares outstanding	119,884,172	112,276,842
Net effect of dilutive equity awards	290,831	195,568
Net effect of assumed convertible notes conversion to common shares	20,331,154	28,566,875
Diluted weighted average common shares outstanding	140,506,157	141,039,285
Diluted Earnings per Common Share	$0.24	$0.72
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
During the three months ended March 31, 2022 and 2021, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three months ended March 31, 2021, 8,235,721 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2022 and 2021, the number of outstanding equity awards that were antidilutive totaled 17,154 and 15,460, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 17. Equity - (continued)
Stock Repurchases
Our Board of Directors previously approved an authorization for the repurchase of up to $100 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2022, we did not repurchase any shares. At March 31, 2022, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
At March 31, 2022 and December 31, 2021, 5,708,420 and 5,958,390 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan, totaled $44 million at March 31, 2022, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2022
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$84	$3,589	$26,473	$12,237	$—	$42,383
Equity grants	—	2,484	3,850	—	323	6,657
Performance-based valuation adjustment	—	—	—	—	—	—
Equity grant forfeitures	(5)	(242)	—	—	—	(247)
Equity compensation expense	(66)	(471)	(2,949)	(1,258)	(81)	(4,825)
Unrecognized Compensation Cost at End of Period	$13	$5,360	$27,374	$10,979	$242	$43,968
At March 31, 2022, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Awards ("RSAs")
At March 31, 2022 and December 31, 2021, there were 1,551 and 28,141 shares of RSAs outstanding, respectively. Restrictions on these shares lapse during 2022. During the three months ended March 31, 2022, there were no RSAs granted, restrictions on 26,249 RSAs lapsed and those shares were distributed, and 341 RSAs were forfeited.
Restricted Stock Units ("RSUs")
At March 31, 2022 and December 31, 2021, there were 498,223 and 431,072 RSUs outstanding, respectively. During the three months ended March 31, 2022, there were 206,179 RSUs granted, 117,725 RSUs distributed, and 21,303 RSUs forfeited. Unvested RSUs at March 31, 2022 vest through 2026.
Deferred Stock Units (“DSUs”)
At March 31, 2022 and December 31, 2021, there were 4,526,420 and 4,022,088 DSUs outstanding, respectively, of which 1,965,990 and 1,469,903, respectively, had vested. During the three months ended March 31, 2022, there were 645,870 DSUs granted, 141,538 DSUs distributed, and zero DSUs forfeited. Unvested DSUs at March 31, 2022 vest through 2026.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 18. Equity Compensation Plans - (continued)
Performance Stock Units (“PSUs”)
At March 31, 2022 and December 31, 2021, the target number of PSUs that were unvested was 1,267,849 and 1,473,883, respectively. Vesting for PSUs generally occurs three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
For 206,034 target PSU awards that were granted in December 2018, the performance vesting period ended on January 1, 2022. These 2018 PSU awards failed to reach a threshold level under their performance-based vesting criteria and resulted in the vesting of no shares of our common stock underlying these PSUs.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2022 and December 31, 2021, 586,762 and 569,728 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2022.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2022 and 2021.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2022	2021
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(68,822)	$(29,273)
Trading securities (2)	2,786	721
Risk management derivatives (3)	73,354	88,964
Other income (expense), net (4)	617	1,023
Total residential mortgage banking activities, net	7,935	61,435

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	(25,193)	10,248
Risk management derivatives (3)	17,033	3,858
Bridge loans, at fair value	2,135	1,044
Other income, net (5)	14,405	6,022
Total business purpose mortgage banking activities, net	8,380	21,172
Mortgage Banking Activities, Net	$16,315	$82,607
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income for the three months ended March 31, 2022 and 2021.
Table 20.1 – Other Income

	Three Months Ended March 31,
(In Thousands)	2022	2021
MSR income, net (1)	$4,303	$697
Risk share income	460	882
Bridge loan fees	990	693
Other	230	1,571
Other Income, Net	$5,983	$3,843
(1)Includes servicing fees and fair value changes for MSRs, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three months ended March 31, 2022 and 2021 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Three Months Ended March 31,
(In Thousands)	2022	2021
General and Administrative Expenses
Fixed compensation expense	$14,628	$11,805
Annual variable compensation expense	3,357	18,669
Long-term incentive award expense (1)	5,660	4,169
Acquisition-related equity compensation expense (2)	—	1,212
Systems and consulting	3,184	2,977
Office costs	2,025	1,808
Accounting and legal	1,675	714
Corporate costs	864	691
Other	3,461	1,506
Total General and Administrative Expenses	34,854	43,551

Loan Acquisition Costs
Commissions	2,614	1,263
Underwriting costs	1,372	1,685
Transfer and holding costs	479	611
Total Loan Acquisition Costs	4,465	3,559

Other Expenses
Amortization of purchase-related intangible assets	3,534	3,873
Other	551	223
Total Other Expenses	4,085	4,096
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$43,404	$51,206
(1)For the three months ended March 31, 2022 and 2021, long-term incentive award expense includes $5 million and $3 million, respectively, of expense for awards settleable in shares of our common stock and $1 million and $1 million, respectively, of expense for awards settleable in cash.
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
Long Term Cash-Based Awards
During the three months ended March 31, 2022, $2 million of long-term cash-based retention awards were granted to certain executive and non-executive employees that will vest and be paid over a three-year period, subject to continued employment through the vesting periods from 2022 through 2025. The value of long-term cash-based awards is being amortized into expense on a straight-line basis over each award's respective vesting period.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 22. Taxes
We believe that we have met all requirements for qualification as a REIT for federal income tax purposes. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income and meet certain other requirements that relate to, among others, the assets it holds, the income it generates, and the composition of its stockholders.
For the three months ended March 31, 2022 and 2021, we recognized a benefit from income taxes of $2 million and a provision for income taxes of $12 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2022 and 2021.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2022	March 31, 2021
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(20.4)%	(12.5)%
Change in valuation allowance	2.1%	(3.7)%
Dividends paid deduction	(19.9)%	(2.8)%
Effective Tax Rate	(8.6)%	10.6%
We assessed our tax positions for all open tax years (i.e., Federal, 2018 to 2022, and State, 2017 to 2022) at March 31, 2022 and December 31, 2021, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

Note 23. Segment Information
Redwood operates in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking and Investment Portfolio. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
March 31, 2022
(Unaudited)

Note 23. Segment Information - (continued)
The following tables present financial information by segment for the three months ended March 31, 2022 and 2021.
Table 23.1 – Business Segment Financial Information

	Three Months Ended March 31, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$12,967	$4,841	$170,572	$1,020	$189,400
Interest expense	(6,936)	(2,568)	(116,581)	(10,213)	(136,298)
Net interest income	6,031	2,273	53,991	(9,193)	53,102
Non-interest income
Mortgage banking activities, net	7,935	8,380	—	—	16,315
Investment fair value changes, net	—	—	(5,406)	(714)	(6,120)
Other income, net	—	575	5,282	126	5,983
Realized gains, net	—	—	2,581	—	2,581
Total non-interest income, net	7,935	8,955	2,457	(588)	18,759
General and administrative expenses	(6,101)	(10,472)	(3,133)	(15,148)	(34,854)
Loan acquisition costs	(1,417)	(3,048)	—	—	(4,465)
Other expenses	—	(3,534)	(551)	—	(4,085)
Benefit from (provision for) income taxes	1,007	3,281	(1,830)	—	2,458
Segment Contribution	$7,455	$(2,545)	$50,934	$(24,929)
Net Income					$30,915
Non-cash amortization (expense) income, net	$104	$(3,890)	$7,300	$(2,033)	$1,481

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 23. Segment Information - (continued)

	Three Months Ended March 31, 2021
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$7,579	$2,855	$116,509	$1,362	$128,305
Interest expense	(4,747)	(1,599)	(85,945)	(10,261)	(102,552)
Net interest income	2,832	1,256	30,564	(8,899)	25,753
Non-interest income
Mortgage banking activities, net	61,435	21,172	—	—	82,607
Investment fair value changes, net	—	—	45,761	(674)	45,087
Other income, net	—	122	3,574	147	3,843
Realized gains, net	—	—	2,716	—	2,716
Total non-interest income (loss), net	61,435	21,294	52,051	(527)	134,253
General and administrative expenses	(12,689)	(10,194)	(3,164)	(17,504)	(43,551)
Loan acquisition costs	(1,404)	(1,492)	(659)	(4)	(3,559)
Other expenses	(6)	(3,777)	(330)	17	(4,096)
Provision for income taxes	(9,486)	(1,321)	(736)	—	(11,543)
Segment Contribution	$40,682	$5,766	$77,726	$(26,917)
Net Income					$97,257
Non-cash amortization income (expense), net	$(3)	$(4,098)	$(234)	$(1,895)	$(6,230)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three months ended March 31, 2022 and 2021.

Table 23.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2022			2021
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$1,012	$8	$1,020	$1,348	$14	$1,362
Interest expense	(701)	(9,512)	(10,213)	(875)	(9,386)	(10,261)
Net interest income	311	(9,504)	(9,193)	473	(9,372)	(8,899)
Non-interest income
Investment fair value changes, net	(714)	—	(714)	(699)	25	(674)
Other income	—	126	126	—	147	147
Total non-interest income, net	(714)	126	(588)	(699)	172	(527)
General and administrative expenses	—	(15,148)	(15,148)	—	(17,504)	(17,504)
Loan acquisition costs	—	—	—	—	(4)	(4)
Other expenses	—	—	—	—	17	17
Total	$(403)	$(24,526)	$(24,929)	$(226)	$(26,691)	$(26,917)

(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents supplemental information by segment at March 31, 2022 and December 31, 2021.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Lending Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
March 31, 2022
Residential loans	$1,101,006	$—	$5,893,918	$222,213	$7,217,137
Business purpose loans	—	496,280	4,258,498	—	4,754,778
Multifamily loans	—	—	451,804	—	451,804
Real estate securities	7,714	—	351,168	—	358,882
Other investments	—	—	595,056	40,525	635,581
Intangible assets	—	38,027	—	—	38,027
Total assets	1,234,502	607,991	11,546,776	864,023	14,253,292

December 31, 2021
Residential loans	$1,673,235	$—	$5,688,742	$230,455	$7,592,432
Business purpose loans	—	347,860	4,443,129	—	4,790,989
Multifamily loans	—	—	473,514	—	473,514
Real estate securities	4,927	—	372,484	—	377,411
Other investments	—	—	606,267	35,702	641,969
Intangible assets	—	41,561	—	—	41,561
Total assets	1,716,285	464,967	11,770,486	755,206	14,706,944

Note 24. Subsequent Events

In April 2022, we entered into a definitive agreement to acquire Riverbend Funding, LLC and its subsidiaries in an all-cash transaction. The acquisition is expected to close in the second quarter of 2022, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:
•    Overview
•    Results of Operations
–Consolidated Results of Operations
–Results of Operations by Segment
–Income Taxes
•    Liquidity and Capital Resources
•    Critical Accounting Estimates
•    Market and Other Risks
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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to help make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential, business purpose and multifamily assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2022 and future years, including statements regarding the economic impact of inflation, supply chain disruptions, and war in Europe; (iii) statements regarding our expectations with respect to the closing of our acquisition of Riverbend and Riverbend’s integration into the Redwood and CoreVest businesses; (iv) statements related to our opportunities for growth, including opportunities to grow and increase our market share for our residential and business purpose lending mortgage banking platforms; (v) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount; (vi) statements related to RWT Horizons and our strategic investment initiatives, including that we expect to recognize a pre-tax gain on an earlier investment of approximately $10 million in the second quarter of 2022; (vii) statements relating to our estimate of our available capital (including that we estimate our available capital at March 31, 2022 was approximately $140 million); (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2022 and at March 31, 2022, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2022; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
Our first quarter GAAP earnings were $0.24 per diluted share and our GAAP book value was $12.01 per share at March 31, 2022, down only 0.4% from book value at year-end 2021. After paying a first quarter dividend of $0.23 per share, we ended the quarter with over $400 million of unrestricted cash and $140 million of available capital. This does not take into account the ongoing net cash flow we tend to generate internally through our operating businesses, a dynamic that has facilitated much of our recent growth. The resiliency of our mortgage banking businesses, coupled with another quarter of very strong fundamental credit performance across our investment portfolio, has resulted in balanced financial results in an otherwise challenging environment for the broader residential mortgage sector.
2022 appears to be a year of transition for many market participants, with expectations for persistently higher inflation and supply chain disruptions negatively impacting market sentiment. Benchmark interest rates began rising in the fourth quarter of 2021, the Federal Reserve in March announced it would raise its federal funds rate for the first time since 2019, and many market observers currently expect a total of nine rate hikes throughout the year. Additionally, the Fed has signaled it will begin reducing its holdings of Agency mortgage-backed securities (“MBS”). For context, the Fed had acquired approximately $2.7 trillion of Agency MBS over the past two years. Credit markets have remained volatile as investors assess how the Fed will manage the economy.
Challenging market conditions like these offer opportunities for us to further differentiate our business, particularly as we position Redwood for growth. Our business purpose lending platform, CoreVest, has the capacity to create shorter-duration, floating-rate loans whose interest rates reset as benchmark rates rise, including the bridge products we offer that are generally 12 to 18 months in duration and provide financing to housing investors who rehabilitate single or multifamily units for sale or rent. This segment of the housing industry continues to grow, as the supply of refurbished housing across the U.S. is near all-time lows. Our total business purpose lending (“BPL”) fundings for the first quarter grew 25% versus the fourth quarter of 2021 on record bridge originations, supported by strong volumes in multifamily transitional lending. One competitive advantage of our bridge lending program is the broad array of lending products we offer to borrowers, from small loans for investors improving one single-family home, to large and more customized loan products for sponsors focused on build-for-rent or multifamily development.
We recently announced a definitive agreement to acquire Riverbend Funding, LLC and its subsidiaries (“Riverbend”), a specialty lender headquartered in Oregon focused on single- and multifamily bridge lending. Riverbend, which we expect to operationally integrate within CoreVest, brings a complementary product and geographic scope that we believe will positively contribute to our overall BPL platform. Riverbend’s borrower network should also provide an opportunity to further market and distribute CoreVest’s existing loan products. Riverbend’s executives are well known to our leadership team through both current and previous business ventures, and both groups are excited about the business and cultural fit. We expect to consummate the acquisition in the second quarter of 2022, pending satisfaction of customary closing conditions.
Within the residential mortgage market, the effects from the Fed’s tightening monetary policy caused mortgage rates to rise approximately 1.50% during the first quarter, and in light of the expectation of continued tightening, industry-wide reductions in origination capacity appear inevitable. Moreover, loans in production since last November were locked to consumers at interest rates well below today’s market levels, negatively impacting the economics for issuers of both Agency MBS and non-Agency securitizations. Our ability to distribute our pipeline of residential loan inventory more quickly than competitors thereby offers protection from continued interest rate volatility.
In light of this operating environment, we’re pleased with the performance of our residential business. We accelerated the schedule for issuing our first securitization of 2022 to early January, in advance of many other market participants. To our knowledge, this transaction achieved the most favorable economic execution of any private label securitization of its type to date this year. As the quarter progressed, we continued to manage our loan pipeline and inventory with competitive pricing, faster loan processing times, and a deep whole loan distribution network.
Utilizing this approach, we were able to continue locking residential loans competitively while other participants more drastically reduced their purchase activity, resulting in our residential lock volume declining only 7% from the fourth quarter of 2021, compared to industry-wide projections of a 25% total decline for the period. We accomplished this while preserving our gross margins at levels near our long-term historical range.

Gain on sale margins for our mortgage banking businesses, particularly for the consumer residential and single-family rental (“SFR”) loan pipelines, remain impacted by the interest rate environment and credit spread widening that affected markets in the first quarter. However, in conjunction with an expected recovery in margins as industry origination capacity corrects and fixed costs are reduced, we have announced new loan products aimed at meeting the evolving needs of investors and consumers in today’s rising rate environment. Our BPL mortgage banking platform recently originated a term loan backed by a short-term rental portfolio, a structure we expect will position CoreVest well to meet the needs of a growing cohort of investors in the short-term rental space. Our residential mortgage banking platform recently revamped our expanded credit loan purchase programs – including the addition of a loan purchase program focused on self-employed borrowers – as part of a continuing evolution of our loan purchase product offerings to address the changing needs of homeowners. We also remain well-positioned to acquire high-balance conforming mortgages and loans on second homes that we expect to be offered and sold to private market participants in light of revised GSE loan purchase pricing guidelines that took effect in April. We see these new loan purchase products as a key driver to increasing our share of this market in the future.
Our portfolio diversification, low leverage, and proactive risk management reduced the impact of the volatility on Redwood’s book value during the first quarter. Many assets in our investment portfolio continue to be held at a significant discount to par value and overall our investment portfolio is primarily backed by assets with lower interest rate sensitivity, including, among other assets, bridge loans, call-protected SFR loans, and seasoned reperforming residential loans. Our book value tends to be correlated more closely to underlying credit performance, and we observed the impact of this in the first quarter as overall delinquencies remained stable. Our outlook on housing credit remains strong given rising home equity, low unemployment and historically low housing inventory. Volatility may provide attractive investment opportunities, and we will continue to acquire assets for our investment portfolio where we see strong return potential.
RWT Horizons, our internal venture capital investment strategy, had a positive quarter, with two smaller investments completing follow-on raises at significantly higher valuations during the first quarter. In April, one of our earlier portfolio companies completed a new funding round that is expected to result in a pre-tax gain on our investment of approximately $10 million in the second quarter of 2022. We expect to recognize this valuation adjustment in accordance with GAAP in our second quarter earnings.
We completed five new Horizons investments in the first quarter, all with a direct nexus to our operating businesses, including a focus on improving core business processes and/or the consumer experience. Since inception, we have completed 21 investments through Horizons across 18 companies, with over $25 million of capital committed. We also saw two of our Horizons portfolio companies collaborate with one another in the first quarter with the shared goal of enhancing loan-backed digital assets, which should ultimately increase transparency and reduce friction costs over the duration of a residential loan. Connecting companies through our ecosystem to transform our markets has been a central tenet of our vision for Horizons.
As we proceed into the second quarter, anxiety remains prevalent across all aspects of the financial markets, as the ground war in eastern Europe and high inflation continue to drive benchmark rates higher and credit spreads wider. The expected duration of outstanding residential mortgage loans continues to extend as rates rise and refinance options become less economical, while at the same time the estimated home purchasing power of consumers declines due to higher financing costs and persistently low home inventories that have kept real estate prices high across the country. We believe much of the associated volatility has already been reflected in market pricing levels. For example, in some cases both Agency and non-Agency MBS have been sold in third party transactions at pricing levels worse than what we observed at the height of the Covid-19 pandemic. As we look for attractive opportunities to deploy capital, we are mindful that accessing quality housing remains an ongoing challenge for many American households.

First Quarter Overview
The following table presents key financial metrics for the three months ended March 31, 2022.
Table 1 – Key Financial Results and Metrics

Three Months Ended
(In Thousands, except per Share Data)	March 31, 2022
Net income per diluted common share	$0.24
Annualized GAAP return on equity	8.6%
Dividends per share	$0.23
Book value per share	$12.01
Economic return on book value (1)	1.5%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
Operational Business Highlights
Investment Portfolio
•Deployed $128 million of capital into new investments
•Called $102 million of seasoned residential jumbo loan collateral
•Credit performance remained strong, with stable delinquencies and continued home price appreciation
Business Purpose Mortgage Banking
•Funded $920 million in business purpose loans, up 25% from the fourth quarter of 2021
◦First quarter fundings included $415 million of bridge loans (up 13% from the fourth quarter) and $505 million of SFR loans (up 38% from the fourth quarter)
•Launched new short-term rental product and closed inaugural short-term rental portfolio loan
•Sold $332 million of SFR loans to large institutional investors and transferred $81 million of bridge loans to our existing revolving securitization
Residential Mortgage Banking
•Locked $2.6 billion of jumbo residential loans; loan purchase commitments were $2.0 billion (loan purchase commitments represent locked loans adjusted for estimated potential fallout)
◦First quarter lock mix was 65% purchase money loans and 35% refinancings; included 91% Select loans and 9% Choice loans
•Purchased $2.0 billion of jumbo loans; jumbo loan pipeline at March 31, 2022 included $1.1 billion of loans identified for purchase
•Distributed $2.5 billion of jumbo loans, including $1.8 billion through whole loan sales and one securitization backed by $0.7 billion of loans
Financing Highlights
•Successfully renewed $2.2 billion of warehouse capacity, including four residential warehouse facilities and one business purpose lending warehouse facility; increased total business purpose lending warehouse capacity by $200 million
•Maintained unrestricted cash of $409 million and available capital of $140 million at March 31, 2022
RWT Horizons Highlights
•RWT Horizons completed five investments in the first quarter of 2022
•Since inception, RWT Horizons has completed 21 technology venture investments in 18 companies with over $25 million of investment commitments

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2022 and 2021. Most tables include a "change" column that shows the amount by which the results from 2022 are greater or less than the results from the respective period in 2021. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2022, compared to the first quarter of 2021.
Consolidated Results of Operations
The following table presents the components of our net income for the three months ended March 31, 2022 and 2021.
Table 2 – Net Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2022	2021	Change
Net Interest Income	$53,102	$25,753	$27,349
Non-interest Income
Mortgage banking activities, net	16,315	82,607	(66,292)
Investment fair value changes, net	(6,120)	45,087	(51,207)
Other income, net	5,983	3,843	2,140
Realized gains, net	2,581	2,716	(135)
Total non-interest income, net	18,759	134,253	(115,494)
General and administrative expenses	(34,854)	(43,551)	8,697
Loan acquisition costs	(4,465)	(3,559)	(906)
Other expenses	(4,085)	(4,096)	11
Net income before income taxes	28,457	108,800	(80,343)
Benefit from (provision for) income taxes	2,458	(11,543)	14,001
Net Income	$30,915	$97,257	$(66,342)
Diluted earnings per common share	$0.24	$0.72	$(0.48)
Net Interest Income
The increase in net interest income during the three-month periods was primarily attributable to the performance of our investment portfolio, which accounted for $23 million of the increase, and generally resulted from higher average asset balances in the first quarter of 2022, as we increased our investments in bridge loans and bonds we retained from CoreVest SFR securitizations during the prior twelve months, as well as higher discount accretion on our available-for-sale securities, yield maintenance income on our SFR securities and a lower cost of funds on borrowings for our investments. Higher average balances of residential and SFR loans held in inventory at our mortgage banking businesses during the first quarter of 2022 contributed to $4 million of the increase.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three-month periods was attributable to a $54 million decrease from our residential mortgage banking operations and a $13 million decrease from our business purpose mortgage banking operations. The decrease from residential mortgage banking was attributable to lower acquisition volumes as well as decreased margins during the first quarter of 2022, which were impacted by increased rate volatility and higher hedging costs as well as wider spreads for securitizations and whole loans. The decrease from business purpose mortgage banking was primarily attributable to spread widening impacting our SFR loans during the first quarter of 2022.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option. During the three months ended March 31, 2022, negative investment fair value changes reflected spread widening across some of our investments (including re-performing loans, CRT securities, residential securities and called jumbo loans) partially offset by fair value increases in our HEIs, IO securities, and certain SFR subordinate securities that benefited from credit resolutions during the first quarter. During the three months ended March 31, 2021, positive investment fair value changes reflected continuing improvement in credit performance and spread tightening across our investment portfolio.
Additional detail on our investment fair value changes during 2022 is included in the “Results of Operations by Segment” section that follows as well as Table 5.6 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Income
The increase in other income for the three-month periods primarily resulted from higher income on our MSR investments, which benefited from a slowdown in prepayment speeds during the first quarter of 2022 as interest rates rose.
Additional detail on our other income is presented in Table 20.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Realized Gains, Net
During the three months ended March 31, 2022, we realized gains of $3 million, primarily resulting from calls associated with third-party available-for-sale ("AFS") securities. During the three months ended March 31, 2021, we realized gains of $3 million primarily resulting from the sale of $2 million of AFS securities and the call of a seasoned Sequoia securitization.
General and Administrative Expenses
General and administration expenses decreased for the three-month periods, primarily due to a $15 million decrease in variable compensation expense, commensurate with the decrease in GAAP earnings during the quarters. This decrease was partially offset by an increase of $3 million from higher fixed compensation expense and long-term incentive award expense, in both cases associated with an increased headcount in 2022 and higher per-employee costs.
Additional detail on our General and administrative expenses is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Loan Acquisition Costs
The increase in loan acquisition costs for the three-month periods was primarily due to higher loan origination volumes at our business purpose mortgage banking operations during the first quarter of 2022.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The switch to a tax benefit from a tax provision year-over-year was primarily the result of GAAP losses at our TRS during the first quarter of 2022 versus GAAP income earned during the same period in 2021.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three months ended March 31, 2022 and 2021.
Table 3 – Net Interest Income

	Three Months Ended March 31,
	2022			2021
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$14,893	$1,734,608	3.4%	$6,665	$933,910	2.9%
Residential loans - HFI at Legacy Sequoia (2)	1,012	222,318	1.8%	1,348	273,770	2.0%
Residential loans - HFI at Sequoia (2)	32,098	3,954,379	3.2%	15,483	1,373,438	4.5%
Residential loans - HFI at Freddie Mac SLST (2)	17,200	1,829,910	3.8%	20,159	2,177,399	3.7%
Business purpose loans - HFS	5,039	470,781	4.3%	2,847	265,038	4.3%
Business purpose loans - HFI	16,468	1,059,735	6.2%	12,468	631,729	7.9%
Single-family rental loans - HFI at CAFL	72,792	3,278,809	8.9%	48,873	3,254,858	6.0%
Multifamily loans - HFI at Freddie Mac K-Series	4,753	467,606	4.1%	4,786	493,878	3.9%
Trading securities	5,269	169,315	12.4%	5,896	132,515	17.8%
Available-for-sale securities	10,686	138,042	31.0%	3,767	137,283	11.0%
Other interest income	9,190	986,246	3.7%	6,013	775,483	3.1%
Total interest income	189,400	14,311,749	5.3%	128,305	10,449,301	4.9%
Interest Expense
Short-term debt facilities	(9,826)	1,727,030	(2.3)%	(6,487)	987,570	(2.6)%
Short-term debt - servicer advance financing	(1,662)	267,267	(2.5)%	(1,286)	186,539	(2.8)%
ABS issued - Legacy Sequoia (2)	(701)	219,833	(1.3)%	(875)	270,202	(1.3)%
ABS issued - Sequoia (2)	(28,171)	3,708,168	(3.0)%	(12,106)	1,154,565	(4.2)%
ABS issued - Freddie Mac SLST (2)	(14,085)	1,528,858	(3.7)%	(17,371)	1,949,873	(3.6)%
ABS issued - Freddie Mac K-Series	(4,371)	435,853	(4.0)%	(4,356)	466,688	(3.7)%
ABS issued - CAFL	(58,367)	3,258,243	(7.2)%	(37,853)	3,003,606	(5.0)%
Long-term debt facilities	(9,608)	1,138,933	(3.4)%	(12,831)	776,070	(6.6)%
Long-term debt - corporate	(9,507)	652,793	(5.8)%	(9,387)	651,185	(5.8)%
Total interest expense	(136,298)	12,936,978	(4.2)%	(102,552)	9,446,298	(4.3)%
Net Interest Income	$53,102			$25,753
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
(2)Interest income from residential loans held-for-investment ("HFI") at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities. Interest income from residential loans - HFI at Freddie Mac SLST and the interest expense from ABS issued - Freddie Mac SLST represent activity from our consolidated Freddie Mac SLST entities.

Results of Operations by Segment
We report on our business using three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three months ended March 31, 2022 and 2021.
Table 4 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2022	2021	Change
Segment Contribution from:
Residential Mortgage Banking	$7,455	$40,682	$(33,227)
Business Purpose Mortgage Banking	(2,545)	5,766	(8,311)
Investment Portfolio	50,934	77,726	(26,792)
Corporate/Other	(24,929)	(26,917)	1,988
Net Income	$30,915	$97,257	$(66,342)
Following is an overview of the changes in net contribution from our segments. The sections that follow this overview provide further detail for our three business segments and their results of operations for the three months ended March 31, 2022.
Residential Mortgage Banking
The decrease in contribution from our residential mortgage banking operations was primarily attributable to lower mortgage banking activities income, which declined as a result of lower volumes and margins during the three months ended March 31, 2022, as compared to same period in the prior year. A sharp increase in mortgage rates during the first quarter of 2022 resulted in a decrease in mortgage origination activity industry-wide, which also negatively impacted our loan acquisition volumes. Additionally, our margins during the first quarter of 2022 were negatively impacted by increased rate volatility, which resulted in higher hedging costs, as well as wider spreads for both securitizations and whole loans.
Business Purpose Mortgage Banking
The decrease in contribution from our residential mortgage banking operations was primarily attributable to lower mortgage banking activities income in the first quarter of 2022, which declined as a result of lower margins from spread widening on our SFR loans. Higher loan origination volumes contributed to increased origination fees and higher net interest income earned on loan inventory during the first quarter of 2022, while also resulting in higher loan acquisition costs.
Investment Portfolio
The decrease in contribution from the investment portfolio was primarily attributable to $5 million of negative investment fair value changes during the first quarter of 2022, as compared to a $46 million of positive investment fair value changes in the first quarter of 2021, as discussed in the Consolidated Results of Operations section of this MD&A. This decrease was partially offset by higher net interest income in the first quarter of 2022, as compared to the first quarter of 2021, due primarily to higher average balances of assets in our investment portfolio, as well as higher discount accretion and yield maintenance income, as discussed in the Consolidated Results of Operations section of this MD&A.
Corporate/Other
The decrease in net expense from Corporate/Other for the three-month periods was primarily due to lower variable compensation expense for corporate employees (not directly assigned to our segments) in the first quarter of 2022, commensurate with earnings in that period relative to the same period in the prior year.

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
Net income from this segment is primarily comprised of net interest income earned on loans while they are held in inventory, mortgage banking activities income (including mark-to-market adjustments on loans from the time they are purchased to when they are sold or securitized, mark-to-market adjustments on new and outstanding loan purchase commitments and gains/losses from associated hedges), and all direct expenses associated with these activities. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Investment Portfolio segment.
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three months ended March 31, 2022.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

Three Months Ended
(In Thousands)	March 31, 2022
Balance at beginning of period	$1,673,236
Acquisitions	2,008,445
Sales	(1,849,874)
Transfers between segments (1)	(684,491)
Principal repayments	(21,139)
Changes in fair value, net	(25,171)
Balance at End of Period	$1,101,006
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.

During the three months ended March 31, 2022, our residential mortgage loan conduit locked $2.63 billion of loans ($1.96 billion adjusted for expected pipeline fallout - i.e, loan purchase commitments), including $2.39 billion of Select loans and $0.24 billion of Choice loans, and purchased $2.01 billion of loans. Approximately 65% of loans locked in the first quarter were purchase-money loans and 35% were refinancings. During the three months ended March 31, 2022, we distributed $1.83 billion of loans through whole loan sales, and completed one securitization backed by $687 million of loans (unpaid principal balance).
At March 31, 2022, we had $1.10 billion of loans in inventory on our balance sheet, our loan pipeline included $1.09 billion of loans identified for purchase (locked loans, unadjusted for fallout), and we had entered into forward sale agreements for $581 million of loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2022, we had residential warehouse facilities outstanding with seven different counterparties, with $2.75 billion of total capacity and $1.53 billion of available capacity. These included non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent) facilities with $1.38 billion of total capacity and marginable facilities with $1.38 billion of total capacity.

The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment during the three months ended March 31, 2022.
Table 6 – Residential Mortgage Banking Earnings Summary and Operating Metrics

Three Months Ended
(In Thousands)	March 31, 2022
Mortgage banking income	$13,966
Operating expenses	(7,518)
Benefit from income taxes	1,007
Segment Contribution	$7,455
Loan purchase commitments (loan locks, adjusted for expected fallout)	$1,955,941
Residential mortgage banking income presented in the table above is comprised of net interest income from residential loans held-for-sale in inventory and mortgage banking activities, net from this segment (see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net). Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
Our gross margin (mortgage banking income earned in the period divided by loan purchase commitments entered into during the period) for the three months ended March 31, 2022 was 71 basis points, near the low end of our historical range of 75 - 100 basis points. As discussed previously, our margins during the first quarter of 2022 were negatively impacted by increased rate volatility and wider spreads for securitizations and whole loans during the quarter. Continued rate volatility or a further widening of spreads could continue to negatively impact our margins and profitability.
Operating expenses at our Residential mortgage banking segment in the first three months of 2022 declined compared to the same period in the prior year, primarily due to lower variable compensation costs, which are correlated with the business's overall profitability.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the first quarter of 2022 was due to an overall GAAP loss incurred at our TRS during that period.

Business Purpose Mortgage Banking Segment
Our Business Purpose Mortgage Banking segment consists of a platform that originates and acquires business purpose loans for subsequent securitization, sale, or transfer into our investment portfolio. We originate SFR and bridge loans and typically distribute most of our SFR loans through our CAFL private-label securitization program, or on occasion through whole loan sales, and will transfer our bridge loans to the Investment Portfolio where they will either be retained for investment or securitized. SFR loans are business purpose mortgage loans to investors in single-family (primarily 1-4 unit) rental properties. Bridge loans are business purpose mortgage loans to investors rehabilitating and subsequently reselling or renting residential and multifamily properties. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of single-family rental loans held-for-sale.

Net income from this segment is primarily comprised of net interest income earned on loans while they are held in inventory, mortgage banking activities income (including mark-to-market adjustments on loans from the time they are purchased to when they are sold, securitized or transferred into our investment portfolio, fee income earned on originations and gains/losses from associated hedges), and all direct expenses associated with these activities. Subordinate securities that we retain from our CAFL securitizations (which we consolidate for GAAP purposes) and bridge loans we originate in this segment are transferred to and held in our Investment Portfolio segment.

The following table provides business purpose loan origination activity at Redwood during the three months ended March 31, 2022.
Table 7 – Business Purpose Loans — Funding Activity

	Three Months Ended March 31, 2022
(In Thousands)	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$358,309	$—	$358,309
Fundings	505,181	414,921	920,102
Sales	(331,750)	—	(331,750)
Transfers between segments (2)	—	(417,296)	(417,296)
Principal repayments	(1,383)	—	(1,383)
Changes in fair value, net	(24,468)	2,375	(22,093)
Fair Value at End of Period	$505,889	$—	$505,889
(1)We originate bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income. For bridge loans held at our REIT that are transferred into our CAFL bridge securitization, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income. Once loans are transferred into this securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income. For the carrying value and activity of our bridge loans held-for-investment, see the Investment Portfolio section that follows.
(2)For single-family rental loans, amounts represent transfers of loans from held-for-sale at our Business Purpose Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP. Bridge loan amounts represent the transfer of loans originated or acquired by our Business purpose mortgage banking group at our TRS and transferred to our Investment Portfolio segment at our REIT as described in preceding footnote.
During the three months ended March 31, 2022, we funded $505 million of single-family rental loans and sold $332 million of such loans to third parties. Single-family rental loan fundings for the three months ended March 31, 2022 included $443 million of loan originations and $62 million of loans acquired from third parties. During the three months ended March 31, 2022, there were no business purpose loan securitizations. At March 31, 2022, we had $506 million of single-family rental loans in inventory on our balance sheet. Bridge loan fundings for the three months ended March 31, 2022 included $412 million of loan originations and $3 million of loans acquired from third parties.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At March 31, 2022, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.85 billion of total capacity (used for both SFR and bridge loans) and $760 million of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent).

The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the three months ended March 31, 2022.
Table 8 – Business Purpose Mortgage Banking Earnings Summary

Three Months Ended
(In Thousands)	March 31, 2022
Mortgage banking income	$11,228
Operating expenses	(17,054)
Benefit from income taxes	3,281
Segment Contribution	$(2,545)
Business purpose mortgage banking income presented in the table above is comprised of net interest income from single-family rental ("SFR") loans held-for-sale in inventory, mortgage banking activities, net (see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
As discussed previously, business purpose mortgage banking activity during the first quarter of 2022 was negatively impacted by the increased rate volatility and spread widening on SFR loans during the quarter. This was partially offset by elevated fee income from higher origination activity. Continued rate volatility or a further widening of spreads would continue to impact our margins and profitability at this business.
Operating expenses at this segment remained relatively flat year-over-year in the first quarter, as an increase in fixed costs from higher headcount was mostly offset by lower variable compensation, which is tied to segment profitability.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the first quarter of 2022 was due to an overall GAAP loss incurred at our TRS during that period.

Investment Portfolio Segment
Our Investment Portfolio segment consists of investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose securitization activities (some of which we consolidate for GAAP purposes), residential and small-balance multifamily bridge loans, as well as third-party investments including RMBS issued by third parties (including Agency CRT securities), investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, HEIs, and other housing-related investments. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

The following table presents details of our Investment Portfolio at March 31, 2022 and December 31, 2021 organized by investments organically created through our mortgage banking segments and acquired from third-parties. Amounts presented in the table represent our retained economic investments in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 9 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	March 31, 2022	December 31, 2021
Organic Residential Investments
Residential loans at Redwood (1)	$246,063	$172,047
Residential securities at Redwood (2)	129,917	143,838
Residential securities at consolidated Sequoia entities (3)	244,396	245,417
Other investments	19,739	12,438
Organic Business Purpose Investments
Bridge loans	1,209,950	944,606
Single-family rental securities at consolidated CAFL SFR entities (4)	305,554	301,506
Other investments	2,324	5,935
Third-Party Investments
Residential securities at Redwood	191,584	195,930
Residential securities at consolidated Freddie Mac SLST entities (5)	436,677	444,751
Multifamily securities at Redwood	24,324	32,715
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	31,921	31,657
Servicing investments (7)	98,746	102,540
HEIs (8)	87,369	43,638
Other investments	9,578	10,400
Total Segment Investments	$3,038,142	$2,687,418
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Excludes $8 million of trading securities that are designated as hedges for our mortgage banking operations and are not considered part of our investment portfolio.
(3)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.87 billion of loans and $3.63 billion of ABS issued associated with these investments at March 31, 2022. We consolidated $3.63 billion of loans and $3.38 billion of ABS issued associated with these investments at December 31, 2021.
(4)Represents our retained economic investment in securities issued by consolidated CAFL SFR securitization VIEs. For GAAP purposes, we consolidated $3.04 billion of loans and $2.75 billion of ABS issued associated with these investments at March 31, 2022. We consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2021.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.78 billion of loans and $1.34 billion of ABS issued associated with these investments at March 31, 2022. We consolidated $1.89 billion of loans and $1.45 billion of ABS issued associated with these investments at December 31, 2021.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $452 million of loans and $420 million of ABS issued associated with these investments at March 31, 2022. We consolidated $474 million of loans and $442 million of ABS issued associated with these investments at December 31, 2021.
(7)Represents our economic investment in consolidated Servicing Investment variable interest entities. At March 31, 2022, for GAAP purposes, we consolidated $336 million of servicing investments and $253 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2021, for GAAP purposes, we consolidated $385 million of servicing investments and $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At March 31, 2022 and December 31, 2021, represents HEIs owned at Redwood of $74 million and $33 million, respectively, and our retained economic investment in securities issued by the consolidated HEI securitization entity of $14 million and $10 million, respectively. At March 31, 2022, for GAAP purposes, we consolidated $153 million of HEIs and $121 million of ABS issued, as well as other assets and liabilities for this entity. At December 31, 2021, for GAAP purposes, we consolidated $160 million of HEIs and $137 million of ABS issued, as well as other assets and liabilities for this entity.

The growth in our Investment Portfolio during the first quarter of 2022 was primarily attributable to a net increase in business purpose bridge loans, the acquisition of residential jumbo loans from calls and incremental investments in HEIs through a third-party flow purchase agreement. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the three months ended March 31, 2022.
Table 10 – Investment Portfolio Earnings Summary

Three Months Ended
(In Thousands)	March 31, 2022
Net interest income	$53,991
Investment fair value changes, net	(5,406)
Other income, net	5,282
Realized gains, net	2,581
Operating expenses	(3,684)
Provision for income taxes	(1,830)
Segment Contribution	$50,934
Net interest income during the first quarter of 2022 included approximately $8 million of yield maintenance income (triggered by prepayments) received on retained SFR securities. This was a significant increase from prior quarters and, while any amounts of yield maintenance income are difficult to forecast, we would generally not expect to receive amounts of this magnitude in future quarters. Additionally, during the first quarter of 2022, we recorded $8 million of discount accretion for AFS securities. As a result of interest rate increases, we have delayed the expected call dates for certain available-for-sale securities and expect discount accretion income from these securities to decline in future quarters.
Investment fair value changes is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and hedges associated with these investments (see Table 5.6 in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes – note difference in amount from the table above to Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other). The negative investment fair value changes in the first three months of 2022 resulted primarily from credit spread widening across many of our investments during the quarter. Rising benchmark interest rates resulted in positive fair value changes for our interest only securities and hedges allocated to our investment portfolio, and credit improvements benefited several of our investments, including in particular our retained CAFL SFR securities. While our investments continue to experience strong credit performance, further spread widening could result in additional negative investment fair value changes for our investments.
Other income within this segment is primarily comprised of income (loss) from our MSR investments, bridge loan extension fees, and risk share investment income. Details on the composition of Other income is included in Note 20 in Part I, Item 1 of this Quarterly Report on Form 10-Q. Realized gains generally result from sales or calls of available-for-sale securities we own. Refer to the analysis of this line item in the Consolidated Results of Operations section of this MD&A for an explanation of current year activity. Operating expenses at this segment are primarily attributable to compensation expense and remained relatively consistent year-over-year in the first quarter of 2022.
We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our Provision for income taxes changes in relation to the amount of income earned from these assets and generally reflects positive income in the first three months of 2022.

Investments Detail and Activity
This section presents additional details on our investments and their activity during the three months ended March 31, 2022.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three months ended March 31, 2022.
Table 11 – Real Estate Securities Activity by Collateral Type (1)

Three Months Ended March 31, 2022	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Mezzanine
Beginning fair value	$21,787	$322,909	$32,715	$377,411
Acquisitions:
Sequoia securities	—	—	—	—
Third-party securities	5,006	10,000	—	15,006
Sales:
Sequoia securities	—	—	—	—
Third-party securities	—	—	—	—
Gains on sales and calls, net	—	1,914	—	1,914
Effect of principal payments (2)	—	(14,924)	(6,679)	(21,603)
Change in fair value, net	7,413	(19,547)	(1,712)	(13,846)
Ending Fair Value	$34,206	$300,352	$24,324	$358,882
(1)Amounts presented in this table include securities reported on our balance sheet and does not include securities we own in consolidated entities. See the following table for a presentation of all securities we own, including those in consolidated entities.
(2)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
At March 31, 2022, our securities at Redwood (exclusive of securities owned in consolidated entities) consisted of fixed-rate assets (92%), adjustable-rate assets (6%), and hybrid assets that reset within the next year (2%).

The following table sets forth activity in our real estate securities portfolio for the three months ended March 31, 2022, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended March 31, 2022	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$145,757	$245,417	$301,506	$444,751	$31,657	$231,654	$1,400,742
Acquisitions	—	3,742	—	—	—	15,006	18,748
Sales	—	—	—	—	—	—	—
Gains on sales and calls, net	284	—	—	—	—	1,630	1,914
Effect of principal payments (2)	(10,439)	(938)	—	(11,148)	—	(11,164)	(33,689)
Change in fair value, net	(2,588)	(3,825)	4,048	3,074	264	(11,258)	(10,285)
Ending Fair Value (1)	133,014	244,396	305,554	436,677	31,921	225,868	1,377,430
(1)At March 31, 2022, $5 million of securities within the "Other third-party securities" column and $3 million of securities within the "Sequoia Securities on Balance Sheet" column of this table were used as hedges for our residential mortgage banking operations. These same securities are presented as a component of securities within our residential lending segment on our segment balance sheet.
(2)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
During the three months ended March 31, 2022, we retained $4 million of securities from one Sequoia securitization. At March 31, 2022, our securities (both those held on our balance sheet and our economic interests in consolidated VIEs) consisted of fixed-rate assets (98%), adjustable-rate assets (1%) and hybrid assets that reset within the next year (1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable term debt and marginable debt in the form of repurchase (or “repo”) financing. At March 31, 2022, real estate securities with a fair value of $492 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $317 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities, re-performing loan securities with a fair value of $437 million were financed with $129 million of non-recourse securitization debt, and real estate securities with a fair value of $97 million (including securities owned in consolidated securitization entities) were financed with $75 million of short-term debt incurred through repurchase facilities with four different counterparties. The remaining $352 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at March 31, 2022. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

March 31, 2022				Weighted Average Values for Non-IO Securities
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$24,246	$108,768	$140,368	3.9%	0.6%	28%	8%
Consolidated Sequoia securities	19,895	224,501	249,672	4.9%	2.0%	45%	40%
Total Sequoia Securities	44,141	333,269	390,040	4.6%	1.5%	40%	30%
Consolidated Freddie Mac SLST securities	14,662	422,015	521,573	4.5%	11.9%	12%	28%
RPL securities on balance sheet	357	63,163	143,369	4.3%	3.9%	14%	2%
Total RPL Securities	15,019	485,178	664,942	4.5%	10.9%	12%	25%
Consolidated Freddie Mac K-Series securities	—	31,921	36,468	4.3%	—%	—%	8%
Multifamily securities on balance sheet	375	23,948	24,885	2.9%	—%	52%	4%
Total Multifamily Securities	375	55,869	61,353	3.7%	—%	23%	10%
Consolidated CAFL securities	46,199	259,355	367,058	5.3%	2.1%	21%	14%
Other third-party securities	9,623	128,402	156,310	3.4%	1.0%	19%	4%
Total Securities	$115,357	$1,262,073	$1,639,703
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

Bridge Loans Held-for-Investment
The following table provides the activity of bridge loans held-for-investment during the three months ended March 31, 2022.
Table 14 – Bridge Loans Held-for-Investment - Activity

Three Months Ended
(In Thousands)	March 31, 2022
Fair value at beginning of period	$944,606
Transfers between portfolios (1)	417,296
Transfers to REO	(272)
Principal repayments	(149,376)
Changes in fair value, net	(2,304)
Fair Value at End of Period	$1,209,950
(1)We originate bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income. For bridge loans held at our REIT that are transferred into our CAFL bridge securitization, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income. Once loans are transferred into this securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income.
Our $1.21 billion of bridge loans held-for-investment at March 31, 2022 were comprised of first-lien, interest-only loans with a weighted average coupon of 6.47% and original maturities of six to 36 months. At origination, the weighted average FICO score of borrowers backing these loans was 744 and the weighted average LTV ratio of these loans was 67%. At March 31, 2022, of the 1,384 loans in this portfolio, 37 of these loans with an aggregate fair value of $38 million and an aggregate unpaid principal balance of $42 million were in foreclosure and 56 loans with an aggregate fair value of $28 million and an unpaid principal balance of $33 million were greater than 90 days delinquent (certain loans in foreclosure were also 90 days delinquent).
We finance our bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. At March 31, 2022, we had: $45 million of debt incurred through short-term warehouse facilities with one counterparty, which was secured by $62 million of business purpose bridge loans; $678 million of debt incurred through long-term facilities with three different counterparties, which was secured by $816 million of business purpose bridge loans; and $270 million of securitization debt secured by $292 million of business purpose bridge loans and $8 million of restricted cash.

Residential Loans
The following table provides the activity of residential loans held at our investment portfolio during the three months ended March 31, 2022.
Table 15 – Investment Portfolio Residential Loans - Activity

Three Months Ended
(In Thousands)	March 31, 2022
Fair value at beginning of period	$172,048
Acquisitions	102,258
Principal repayments	(23,990)
Changes in fair value, net	(4,252)
Fair Value at End of Period	$246,064
(1)Represents the net transfers of loans into or out of our investment portfolio and their reclassification between held-for-sale to held-for-investment.
During three months ended March 31, 2022, we called three of our unconsolidated Sequoia securitizations and purchased $102 million (unpaid principal balance) of loans from the securitization trusts.
Other Investments
The following table sets forth our other investments activity by significant asset type for the three months ended March 31, 2022.
Table 16 – Other Investments at Investment Portfolio Segment - Activity

Three Months Ended March 31, 2022	Servicing Investments(1)	Home Equity Investments(2)	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$350,923	$192,740	$56,669	$5,935	$606,267
New/additional investments	—	40,141	4,543	—	44,684
Sales/distribution	—	—	—	(4,300)	(4,300)
Reductions in investments	(45,005)	(12,671)	—	(30)	(57,706)
Changes in fair value, net	(3,081)	6,923	1,759	719	6,320
Other	—	—	(209)	—	(209)
Balance at End of Period	$302,837	$227,133	$62,762	$2,324	$595,056
(1)Our servicing investments are owned through our consolidated Servicing Investment entities. At March 31, 2022, our economic investment in these entities was $99 million (for GAAP purposes, we consolidated $336 million of servicing investments, $253 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). At December 31, 2021, our economic investment in these entities was $103 million (for GAAP purposes, we consolidated $385 million of servicing investments, $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
(2)Our home equity investments presented in this table as of March 31, 2022, include $153 million of HEIs owned in our consolidated HEI securitization entity and $74 million of HEIs owned directly at Redwood. At March 31, 2022, our economic investment in this entity was $14 million (for GAAP purposes, we consolidated $153 million of HEIs and $121 million of ABS issued, as well as other assets and liabilities for this entity).
Reductions in investments for our servicing investments primarily represent recoveries of servicing advances within our consolidated servicing VIEs. Positive changes in fair value for HEIs in 2022 primarily reflect improvements in home prices (positive HPA). Changes in fair value for MSRs and excess servicing for 2022 include a reduction in basis from the regular receipt of scheduled cash flows, which was more than offset by a positive impact to fair value from a decrease in forecasted prepayment speeds.
Additional details on our other investments is included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
In March 2022, our Board of Directors declared a regular dividend of $0.23 per share for the first quarter of 2022, which was paid on March 31, 2022 to shareholders of record on March 24, 2022. As of March 31, 2022, our year-to-date dividend distributions of $0.23 per share exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
While our minimum REIT dividend requirement is generally 90% of our annual REIT taxable income, we carried a $37 million federal net operating loss carry forward (NOL) into 2022 at our REIT that affords us the ability to retain REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining NOL amount will carry forward into future years.
While the exact amount is uncertain at this time, we currently expect a significant portion of our 2022 dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gain. Under the federal income tax rules applicable to REITs, none of Redwood’s 2022 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2022 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three months ended March 31, 2022 and 2021, we recorded a tax benefit of $2 million and a tax provision of $12 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The switch to a tax benefit from a tax provision year-over-year was primarily the result of GAAP income being recorded at our TRS during this period in 2021 versus GAAP losses being recorded at our TRS during this period in 2022.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. To the extent we determine it is more likely than not that we will not be able to realize a deferred tax asset, we establish a valuation allowance accordingly. At December 31, 2021, we reported net federal ordinary and capital DTAs with no valuation allowance recorded against them. We continue to believe it is more likely than not that we will realize all of our federal deferred tax assets; therefore, there continues to be no valuation allowance recorded against our net federal DTAs.
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
At March 31, 2022, our total capital was $2.10 billion and included $1.45 billion of equity capital and $653 million of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of March 31, 2022, our unrestricted cash was $409 million, and we estimate we had approximately $140 million of available capital. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt is subject to market value-based margin calls on underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency of the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility.
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
Repurchase Authorization
Our Board of Directors previously approved an authorization for the repurchase of up to $100 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2022, we did not repurchase any shares or debt. At March 31, 2022, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.

Cash Flows and Liquidity for the Three Months Ended March 31, 2022
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $292 million during the three months ended March 31, 2022. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $126 million and positive $90 million during the first three months of 2022 and 2021, respectively.
Cash Flows from Investing Activities
During the three months ended March 31, 2022, our net cash provided by investing activities was $270 million and primarily resulted from proceeds from principal payments on loans held-for-investment. Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the three months ended March 31, 2022, we transferred loans between held-for-sale and held-for-investment classification and retained securities from securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the three months ended March 31, 2022, our net cash used in financing activities was $27 million. This primarily resulted from $531 million of net repayments of short-term debt as we reduced our overall inventory for our mortgage banking businesses, as well as from the payment of our quarterly dividend. These outflows were partially offset by proceeds from net borrowings under long-term debt and ABS issued to finance higher balances of investment assets, as well as cash raised through stock issuances under our ATM program.
During the three months ended March 31, 2022, we declared dividends of $0.23 per common share. On March 14, 2022, the Board of Directors declared a regular dividend of $0.23 per share for the first quarter of 2022, which was paid on March 31, 2022 to shareholders of record on March 24, 2022.
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

Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contract or notional amount of the transaction. For additional information on our commitments and contingencies as of March 31, 2022, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our material cash requirements from known contractual and other obligations during the twelve months following March 31, 2022 include maturing short-term debt, interest payments on short-term and long-term debt, and payments on operating leases. Our material cash requirements from known contractual and other obligations beyond the twelve months following March 31, 2022 include maturing long-term debt, interest payments on long-term debt and payments on operating leases. For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption Contractual Obligations.
Several of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities in the first quarter of 2022 and have other such facilities with scheduled maturities in 2022. While there is no assurance of our ability to renew these facilities, market conditions for these types of facilities remain favorable and we would expect to extend these in the normal course of business. Aside from these facilities, we expect to meet our obligations coming due in less than one year from March 31, 2022, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, or incremental borrowings under existing, new or amended financing facilities.
During the three months ended March 31, 2022, the highest balance of our short-term debt outstanding was $2.39 billion. See Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our short-term debt.
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
At March 31, 2022, we had residential warehouse facilities outstanding with seven different counterparties, with $2.75 billion of total capacity and $1.53 billion of available capacity. These included non-marginable facilities with $1.38 billion of total capacity and marginable facilities with $1.38 billion of total capacity.
At March 31, 2022, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.85 billion of total capacity and $760 million of available capacity. All of these facilities are non-marginable.
Several of these facilities have variable interest rates based on LIBOR or SOFR benchmarks and recent policy statements from the Federal Reserve indicate the likelihood of an increasing federal funds rate, which would result in higher benchmark rates and interest costs for us under certain of our debt facilities.
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

ABS issued represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets. See Notes 4 and 14, respectively, in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our principles of consolidation and our asset-backed securities issued.
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
At March 31, 2022, in aggregate, we had $2.94 billion of secured recourse debt outstanding, financing our mortgage banking and investment portfolio, of which $619 million was marginable and $2.32 billion was non-marginable.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible debt securities we issue in the public markets and also includes trust preferred securities. See Note 15 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our long-term debt.
Other Commitments and Contingencies
For additional information on commitments and contingencies that could impact our liquidity and capital resources, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential and business purpose mortgage loans (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, under the caption(s) “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.”

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

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but many of the facilities are uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined by the lender for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets).

Under many of our mortgage loan warehouse facilities and our short-term securities repurchase facilities, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. We refer to borrowing facilities with margin call provisions based on changes in the market value of transferred or pledged assets, which determinations of market value are generally within the sole discretion of the lending counterparty, as marginable debt. Borrowing facilities that we refer to as non-marginable debt may be subject to a margin call due to delinquency of the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, in which case the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at March 31, 2022, only our short-term securities repurchase facilities (with $75 million of borrowings outstanding at March 31, 2022), and seven of our residential mortgage loan warehouse facilities (with $1.22 billion of borrowings outstanding at March 31, 2022) retain market-value based margin call provisions.

Margin call provisions under these facilities are further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because many of these borrowing facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

At March 31, 2022, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at March 31, 2022 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at March 31, 2022 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Note 2 — Basis of Presentation and Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at March 31, 2022, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2021. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
Additional detail on our critical accounting estimates is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading "Critical Accounting Estimates."

MARKET AND OTHER RISKS
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In addition to the market risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2021.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 16 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2022, we did not repurchase any shares. At March 31, 2022, $78 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2022.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2022 - January 31, 2022	—		$—	—	$—
February 1, 2022 - February 28, 2022	—		$—	—	$—
March 1, 2022 - March 31, 2022	26	(1)	$10.39	—	$78,369
Total	26		$10.39	—	$78,369
(1)Represents shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on November 3, 2021 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2.1, filed on November 4, 2021)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021;
(ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2022 and 2021;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2022 and 2021;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and
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

REDWOOD TRUST, INC.

Date:	May 6, 2022	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2022	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)