Form 10-Q
period 2022-06-30
REDWOOD TRUST INC
filed 2022-08-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	116,765,789	shares outstanding as of August 2, 2022

REDWOOD TRUST, INC.
2022 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2022	December 31, 2021
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,213,067	$1,845,282
Residential loans, held-for-investment, at fair value	5,365,532	5,747,150
Business purpose loans, held-for-sale, at fair value	505,171	358,309
Business purpose loans, held-for-investment, at fair value	4,697,766	4,432,680
Consolidated Agency multifamily loans, at fair value	443,114	473,514
Real estate securities, at fair value	284,278	377,411
Other investments	679,667	641,969
Cash and cash equivalents	371,296	450,485
Restricted cash	72,558	80,999
Intangible assets	34,720	41,561
Derivative assets	36,587	26,467
Other assets	171,780	231,117
Total Assets	$13,875,536	$14,706,944

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,869,822	$2,177,362
Derivative liabilities	6,591	3,317
Accrued expenses and other liabilities	190,825	245,788
Asset-backed securities issued (includes $7,993,953 and $8,843,147 at fair value), net	8,584,146	9,253,557
Long-term debt, net	1,966,061	1,640,833
Total liabilities	12,617,445	13,320,857
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 116,753,174 and 114,892,309 issued and outstanding	1,168	1,149
Additional paid-in capital	2,363,709	2,316,799
Accumulated other comprehensive loss	(57,788)	(8,927)
Cumulative earnings	1,247,839	1,316,890
Cumulative distributions to stockholders	(2,296,837)	(2,239,824)
Total equity	1,258,091	1,386,087
Total Liabilities and Equity	$13,875,536	$14,706,944
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2022 and December 31, 2021, assets of consolidated VIEs totaled $9,951,520 and $10,661,081, respectively. At June 30, 2022 and December 31, 2021, liabilities of consolidated VIEs totaled $8,899,020 and $9,619,347, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2022	2021	2022	2021
Interest Income
Residential loans	$65,047	$48,433	$130,250	$92,088
Business purpose loans	80,934	70,323	175,233	134,511
Multifamily loans	4,732	4,860	9,485	9,646
Real estate securities	7,828	9,279	23,783	18,942
Other interest income	8,914	5,800	18,104	11,813
Total interest income	167,455	138,695	356,855	267,000
Interest Expense
Short-term debt	(13,661)	(11,195)	(25,149)	(18,968)
Asset-backed securities issued	(88,859)	(76,419)	(194,554)	(148,980)
Long-term debt	(24,447)	(20,451)	(43,562)	(42,669)
Total interest expense	(126,967)	(108,065)	(263,265)	(210,617)
Net Interest Income	40,488	30,630	93,590	56,383
Non-interest (Loss) Income
Mortgage banking activities, net	(30,017)	54,419	(13,702)	137,026
Investment fair value changes, net	(87,972)	49,480	(94,092)	94,567
Other income, net	7,006	2,126	12,989	5,969
Realized gains, net	—	8,384	2,581	11,100
Total non-interest (loss) income, net	(110,983)	114,409	(92,224)	248,662
General and administrative expenses	(31,966)	(40,594)	(66,820)	(84,145)
Loan acquisition costs	(3,480)	(3,748)	(7,945)	(7,307)
Other expenses	(3,468)	(3,985)	(7,553)	(8,081)
Net (Loss) Income before Benefit from (Provision for) Income Taxes	(109,409)	96,712	(80,952)	205,512
Benefit from (provision for) income taxes	9,443	(6,687)	11,901	(18,230)
Net (Loss) Income	$(99,966)	$90,025	$(69,051)	$187,282

Basic (loss) earnings per common share	$(0.85)	$0.77	$(0.60)	$1.61
Diluted (loss) earnings per common share	$(0.85)	$0.66	$(0.60)	$1.38
Basic weighted average shares outstanding	119,660,173	112,921,070	119,771,554	112,337,984
Diluted weighted average shares outstanding	119,660,173	141,761,084	119,771,554	141,139,212

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended June 30,			Six Months Ended June 30,
(Unaudited)	2022	2021		2022	2021
Net (Loss) Income	$(99,966)	$90,025		$(69,051)	$187,282
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(33,409)	11,224		(51,282)	22,210
Reclassification of unrealized loss (gain) on available-for-sale securities to net (loss) income	1,066	(7,500)		374	(10,295)
Reclassification of unrealized loss on interest rate agreements to net (loss) income	1,029	1,028		2,047	2,046
Total other comprehensive (loss) income	(31,314)	4,752	4752000	(48,861)	13,961
Total Comprehensive (Loss) Income	$(131,280)	$94,777		$(117,912)	$201,243

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2022

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2022	120,289,243	$1,203	$2,391,344	$(26,474)	$1,347,805	$(2,268,612)	$1,445,266
Net (loss)	—	—	—	—	(99,966)	—	(99,966)
Other comprehensive (loss)	—	—	—	(31,314)	—	—	(31,314)
Employee stock purchase and incentive plans	143,964	1	(135)	—	—	—	(134)
Non-cash equity award compensation	—	—	5,266	—	—	—	5,266
Share repurchases	(3,680,033)	(36)	(32,766)	—	—	—	(32,802)
Common dividends declared ($0.23 per share)	—	—	—	—	—	(28,225)	(28,225)
June 30, 2022	116,753,174	$1,168	$2,363,709	$(57,788)	$1,247,839	$(2,296,837)	$1,258,091

For the Six Months Ended June 30, 2022

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2021	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net (loss)	—	—	—	—	(69,051)	—	(69,051)
Other comprehensive (loss)	—	—	—	(48,861)	—	—	(48,861)
Issuance of common stock	5,232,869	52	67,423	—	—	—	67,475
Employee stock purchase and incentive plans	308,029	3	(1,183)	—	—	—	(1,180)
Non-cash equity award compensation	—	—	13,436	—	—	—	13,436
Share repurchases	(3,680,033)	(36)	(32,766)	—	—	—	(32,802)
Common dividends declared ($0.46 per share)	—	—	—	—	—	(57,013)	(57,013)
June 30, 2022	116,753,174	$1,168	$2,363,709	$(57,788)	$1,247,839	$(2,296,837)	$1,258,091

For the Three Months Ended June 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2021	112,998,732	$1,130	$2,281,647	$4,988	$1,094,534	$(2,166,724)	$1,215,575
Net income	—	—	—	—	90,025	—	90,025
Other comprehensive income	—	—	—	4,752	—	—	4,752
Employee stock purchase and incentive plans	54,048	1	122	—	—	—	123
Non-cash equity award compensation	—	—	5,643	—	—	—	5,643
Common dividends declared ($0.18 per share)	—	—	—	—	—	(20,976)	(20,976)
June 30, 2021	113,052,780	$1,131	$2,287,412	$9,740	$1,184,559	$(2,187,700)	$1,295,142

For the Six Months Ended June 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	187,282	—	187,282
Other comprehensive income	—	—	—	13,961	—	—	13,961
Issuance of common stock	806,068	8	13,366	—	—	—	13,374
Employee stock purchase and incentive plans	156,706	2	(689)	—	—	—	(687)
Non-cash equity award compensation	—	—	9,861	—	—	—	9,861
Common dividends declared ($0.34 per share)	—	—	—	—	—	(39,548)	(39,548)
June 30, 2021	113,052,780	$1,131	$2,287,412	$9,740	$1,184,559	$(2,187,700)	$1,295,142

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(69,051)	$187,282
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(2,538)	3,998
Depreciation and amortization of non-financial assets	7,710	8,405
Originations of held-for-sale loans	(766,852)	(567,546)
Purchases of held-for-sale loans	(3,395,459)	(6,682,864)
Proceeds from sales of held-for-sale loans	3,376,600	4,526,370
Principal payments on held-for-sale loans	114,731	19,856
Net settlements of derivatives	112,649	39,697
Non-cash equity award compensation expense	13,436	9,861
Market valuation adjustments	132,594	(213,641)
Realized gains, net	(2,581)	(11,100)
Net change in:
Accrued interest receivable and other assets	63,829	10,260
Accrued interest payable and accrued expenses and other liabilities	(75,856)	17,327
Net cash used in operating activities	(490,788)	(2,652,095)
Cash Flows From Investing Activities:
Originations of loan investments	(954,179)	(348,389)
Purchases of loan investments	(22,006)	—
Proceeds from sales of loan investments	—	9,231
Principal payments on loan investments	1,160,403	1,312,064
Purchases of real estate securities	(15,006)	(18,593)
Sales of securities held in consolidated securitization trusts	—	8,197
Proceeds from sales of real estate securities	23,329	36,735
Principal payments on real estate securities	26,033	29,786
Principal repayments from servicer advance investments	71,401	45,838
Purchases of HEIs	(97,389)	—
Principal payments on HEIs	25,826	—
Other investing activities, net	(14,573)	(5,025)
Net cash provided by investing activities	203,839	1,069,844
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,450,606	6,604,603
Repayments on short-term debt	(4,125,634)	(5,421,494)
Proceeds from issuance of asset-backed securities	1,167,711	1,629,218
Repayments on asset-backed securities issued	(954,136)	(1,088,809)
Proceeds from borrowings on long-term debt	1,424,088	487,975
Deferred long-term debt issuance costs paid	(17,363)	—
Repayments on long-term debt	(726,076)	(654,893)
Net payments on repurchase of common stock	(26,857)	—
Taxes paid on equity award distributions	(1,477)	(943)
Net proceeds from issuance of common stock	67,770	255
Dividends paid	(57,013)	(39,548)
Other financing activities, net	(2,300)	(2,292)
Net cash provided by financing activities	199,319	1,514,072
Net decrease in cash, cash equivalents and restricted cash	(87,630)	(68,179)
Cash, cash equivalents and restricted cash at beginning of period (1)	531,484	544,450
Cash, cash equivalents and restricted cash at end of period (1)	$443,854	$476,271

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$247,968	$198,364
Taxes paid	3,894	19,183
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$—	$9,374
Retention of mortgage servicing rights from loan securitizations and sales	4,543	—
Transfers from loans held-for-sale to loans held-for-investment	1,953,421	1,998,535
Transfers from loans held-for-investment to loans held-for-sale	—	44,922
Transfers from residential loans to real estate owned	3,132	15,827
Transfers from long-term debt to short-term debt	367,431	47,994
Right-of-use asset obtained in exchange for operating lease liability	—	1,135
Issuance of common stock for 5 Arches acquisition	—	13,375
(1)    Cash, cash equivalents, and restricted cash includes cash and cash equivalents of $371 million and restricted cash of $73 million at June 30, 2022, and includes cash and cash equivalents of $450 million and restricted cash of $81 million at December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at June 30, 2022 and results of operations for all periods presented. The results of operations for the three and six months ended June 30, 2022 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Consolidated Agency multifamily loans, at fair value, the underlying single-family rental and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment, at fair value, and the underlying HEIs at the consolidated HEI securitization entity are shown under Other investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at June 30, 2022.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at June 30, 2022	Carrying Value at June 30, 2022	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(17,527)	$27,773	7
Broker network	18,100	(12,067)	6,033	5
Non-compete agreements	9,500	(8,858)	642	3
Tradenames	4,000	(3,728)	272	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(46,580)	$34,720	6
All of our intangible assets are amortized on a straight-line basis. For each of the six months ended June 30, 2022 and 2021, we recorded intangible asset amortization expense of $7 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	June 30, 2022
2022 (6 months)	$5,959
2023	10,091
2024	7,075
2025	6,471
2026	5,124
Total Future Intangible Asset Amortization	$34,720

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at June 30, 2022.
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
June 30, 2022
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
Other Recent Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 was issued to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the accounting and disclosure requirements of ASU 2022-03 and we plan to adopt this new guidance by the required date. We do not anticipate that this update will have a material impact on our financial statements.
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit loss ("CECL") model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method," which will expand companies' abilities to hedge the benchmark interest rate risk of portfolios of financial assets (or beneficial interests) in a fair value hedge. The ASU expands the use of the portfolio layer method (previously referred to as the last-of-layer method) to allow multiple hedges of a single closed portfolio of assets using spot starting, forward starting, and amortizing-notional swaps. The ASU also permits both prepayable and non-prepayable financial assets to be included in the closed portfolio of assets hedged in a portfolio layer hedge. The ASU further requires that basis adjustments not be allocated to individual assets for active portfolio layer method hedges, but rather be maintained on the closed portfolio of assets as a whole. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through June 30, 2022, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
We have an established cross-functional group that has evaluated our exposure to LIBOR, reviewed relevant contracts and has monitored regulatory updates to assess the potential impact to our business, processes and technology from the ultimate full cessation of LIBOR in 2023, and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability with LIBOR exposure. At June 30, 2022, our primary LIBOR exposure included the following: $868 million of repo or warehouse debt, $468 million of interest rate swaps, $740 million of bridge loans, and $140 million of trust preferred securities and subordinated notes debt. Since December 31, 2021, certain of our contracts, such as interest rate swaps, have experienced an orderly market transition and we have transitioned a substantial portion of our derivative positions off of LIBOR-benchmarks. Other contracts, such as warehouse debt agreements, require bilateral amendments, many of which we have amended or are currently in the process of amending.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
We anticipate most of these facilities will be amended in 2022, with sufficient time remaining to resolve the remainder. In early 2022, we began benchmarking all newly originated bridge loans to the Secured Overnight Financing Rate (“SOFR”), and our existing portfolio of bridge loans are short-dated and we expect the vast majority to mature before the LIBOR cessation date in 2023. Additionally, as the result of legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2022 and December 31, 2021.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2022 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$29,601	$—	$29,601	$(2,445)	$(6,451)	$20,705
TBAs	3,104	—	3,104	(530)	(2,574)	—
Futures	1,875	—	1,875	(1,615)	(2)	258
Total Assets	$34,580	$—	$34,580	$(4,590)	$(9,027)	$20,963

Liabilities (2)
Interest rate agreements	$(2,445)	$—	$(2,445)	$2,445	$—	$—
TBAs	(2,004)	—	(2,004)	530	1,474	—
Futures	(1,615)	—	(1,615)	1,615	—	—
Loan warehouse debt	(423,619)	—	(423,619)	423,619	—	—
Total Liabilities	$(429,683)	$—	$(429,683)	$428,209	$1,474	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
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
Analysis of Consolidated VIEs
At June 30, 2022, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At June 30, 2022, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing.
During 2021, we consolidated a HEI securitization entity formed to invest in HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At June 30, 2022 and December 31, 2021, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 12 for additional information on non-controlling interests in the entity. We consolidate the HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election, and elected to account for the ABS issued by these entities at amortized cost. These include our CAFL Bridge securitizations, Freddie Mac SLST re-securitization, and Servicing Investment entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2022	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$208,788	$3,525,459	$—	$1,631,285	$—	$—	$—	$5,365,532
Business purpose loans, held-for-investment	—	—	3,588,428	—	—	—	—	3,588,428
Consolidated Agency multifamily loans	—	—	—	—	443,114	—	—	443,114
Other investments	—	—	—	—	—	305,379	146,215	451,594
Cash and cash equivalents	—	—	—	—	—	14,399	—	14,399
Restricted cash	143	10	8,688	—	—	26,236	4,120	39,197
Accrued interest receivable	215	11,317	14,955	5,378	1,304	403	—	33,572
Other assets	410	—	5,320	2,299	—	7,605	50	15,684
Total Assets	$209,556	$3,536,786	$3,617,391	$1,638,962	$444,418	$354,022	$150,385	$9,951,520
Short-term debt	$—	$—	$—	$—	$—	$231,846	$—	$231,846
Accrued interest payable	171	9,232	10,610	3,720	1,178	223	—	25,134
Accrued expenses and other liabilities	—	10	6,996	—	—	25,466	25,422	57,894
Asset-backed securities issued	207,647	3,288,682	3,207,867	1,358,459	411,380	—	110,111	8,584,146
Total Liabilities	$207,818	$3,297,924	$3,225,473	$1,362,179	$412,558	$257,535	$135,533	$8,899,020

Value of our investments in VIEs(1)	$1,552	$236,777	$388,849	$275,127	$31,732	$96,487	$14,852	$1,045,376
Number of VIEs	20	17	18	3	1	3	1	63

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2021	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$230,455	$3,628,465	$—	$1,888,230	$—	$—	$—	$5,747,150
Business purpose loans, held-for-investment	—	—	3,766,316	—	—	—	—	3,766,316
Consolidated Agency multifamily loans	—	—	—	—	473,514	—	—	473,514
Other investments	—	—	—	—	—	384,754	159,553	544,307
Cash and cash equivalents	—	—	—	—	—	6,481	—	6,481
Restricted cash	148	5	15,221	—	—	25,420	5,292	46,086
Accrued interest receivable	210	10,885	15,737	5,792	1,315	1,462	—	35,401
Other assets	61	—	32,510	2,028	—	7,177	50	41,826
Total Assets	$230,874	$3,639,355	$3,829,784	$1,896,050	$474,829	$425,294	$164,895	$10,661,081
Short-term debt	$—	$—	$—	$—	$—	$294,447	$—	$294,447
Accrued interest payable	99	8,452	11,030	4,055	1,190	192	—	25,018
Accrued expenses and other liabilities	—	5	1,171	—	—	28,115	17,034	46,325
Asset-backed securities issued	227,881	3,383,048	3,474,898	1,588,463	441,857	—	137,410	9,253,557
Total Liabilities	$227,980	$3,391,505	$3,487,099	$1,592,518	$443,047	$322,754	$154,444	$9,619,347

Value of our investments in VIEs(1)	$2,634	$245,417	$339,419	$301,795	$31,657	$102,540	$10,451	$1,033,913
Number of VIEs	20	16	16	3	1	3	1	60
(1)Value of our investments in VIEs, as presented in this table, represent the fair value of our economic interests in the VIEs only for consolidated VIEs we account for under the CFE election. CAFL includes SFR loan securitizations we account for under the CFE election and two bridge loan securitizations for which we did not make the CFE election. As of June 30, 2022 and December 31, 2021, the fair value of our interests in the CAFL SFR securitizations were $307 million and $302 million, respectively, and the remaining values were associated with our interests in the CAFL Bridge securitizations, for which the ABS issued is carried at amortized historical cost. Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a resecuritization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. As of June 30, 2022 and December 31, 2021, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $390 million and $445 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents income (loss) from these VIEs for the three and six months ended June 30, 2022 and 2021.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended June 30, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,108	$31,923	$56,608	$16,553	$4,732	$7,568	$—	$118,492
Interest expense	(967)	(28,329)	(41,923)	(13,372)	(4,351)	(1,842)	—	(90,784)
Net interest income	141	3,594	14,685	3,181	381	5,726	—	27,708
Non-interest income
Investment fair value changes, net	(336)	(5,886)	(22,109)	(35,940)	(190)	(4,505)	1,201	(67,765)
Other income	—	—	255	—	—	—	—	255
Total non-interest income, net	(336)	(5,886)	(21,854)	(35,940)	(190)	(4,505)	1,201	(67,510)
General and administrative expenses	—	—	—	—	—	(44)	—	(44)
Other expenses	—	—	—	—	—	(235)	—	(235)
Income (loss) from Consolidated VIEs	$(195)	$(2,292)	$(7,169)	$(32,759)	$191	$942	$1,201	$(40,081)

	Six Months Ended June 30, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,120	$64,021	$133,942	$33,753	$9,485	$15,487	$—	$258,808
Interest expense	(1,668)	(56,500)	(100,403)	(27,457)	(8,722)	(3,504)	—	(198,254)
Net interest income	452	7,521	33,539	6,296	763	11,983	—	60,554
Non-interest income
Investment fair value changes, net	(1,050)	(9,708)	(19,445)	(32,904)	74	(7,973)	4,612	(66,394)
Other income	—	—	345	—	—	—	—	345
Total non-interest income, net	(1,050)	(9,708)	(19,100)	(32,904)	74	(7,973)	4,612	(66,049)
General and administrative expenses	—	—	—	—	—	(75)	—	(75)
Other expenses	—	—	—	—	—	(786)	—	(786)
Income (loss) from Consolidated VIEs	$(598)	$(2,187)	$14,439	$(26,608)	$837	$3,149	$4,612	$(6,356)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Three Months Ended June 30, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,169	$14,492	$54,849	$19,506	$4,860	$4,041	$—	$98,917
Interest expense	(755)	(11,374)	(43,201)	(16,611)	(4,478)	(1,110)	—	(77,529)
Net interest income	414	3,118	11,648	2,895	382	2,931	—	21,388
Non-interest income
Investment fair value changes, net	(216)	4,906	3,697	36,316	1,855	(2,320)	—	44,238
Total non-interest income, net	(216)	4,906	3,697	36,316	1,855	(2,320)	—	44,238
General and administrative expenses	—	—	—	—	—	(52)	—	(52)
Other expenses	—	—	—	—	—	(112)	—	(112)
Income (loss) from Consolidated VIEs	$198	$8,024	$15,345	$39,211	$2,237	$447	$—	$65,462

	Six Months Ended June 30, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,517	$29,975	$103,722	$39,665	$9,646	$8,263	$—	$193,788
Interest expense	(1,630)	(23,480)	(81,054)	(33,982)	(8,834)	(2,396)	—	(151,376)
Net interest income	887	6,495	22,668	5,683	812	5,867	—	42,412
Non-interest income
Investment fair value changes, net	(915)	9,804	3,411	40,433	10,776	(3,566)	—	59,943
Total non-interest income, net	(915)	9,804	3,411	40,433	10,776	(3,566)	—	59,943
General and administrative expenses	—	—	—	—	—	(90)	—	(90)
Other expenses	—	—	—	—	—	(442)	—	(442)
Income (loss) from Consolidated VIEs	$(28)	$16,299	$26,079	$46,116	$11,588	$1,769	$—	$101,823

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
We consolidate the assets and liabilities of certain Sequoia, CAFL and HEI securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia, CAFL and HEI securitization entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or our subordinate investments in, each entity, including rights to direct loss mitigation activities; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia, CAFL and HEI securitization entities in accordance with GAAP.

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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2022, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the three months ended June 30, 2022, we did not call any of our unconsolidated Sequoia entities. During the six months ended June 30, 2022, we called three of our unconsolidated Sequoia entities, and purchased $102 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $0.3 million gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). At June 30, 2022, we held $222 million of loans for sale at fair value that were acquired following the calls.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2022 and 2021.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Principal balance of loans transferred	$—	$355,924	$—	$1,231,803
Trading securities retained, at fair value	—	1,225	—	7,774
AFS securities retained, at fair value	—	522	—	1,600
The following table summarizes the cash flows during the three and six months ended June 30, 2022 and 2021 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Proceeds from new transfers	$—	$361,673	$—	$1,266,063
MSR fees received	764	1,336	1,628	2,943
Funding of compensating interest, net	(14)	(70)	(30)	(170)
Cash flows received on retained securities	3,158	16,764	17,284	25,393
The following table presents the key weighted-average assumptions used to value securities retained at the date of securitization for securitizations completed during the three and six months ended June 30, 2022 and 2021.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	8%	8%
Discount rates	N/A	N/A	15%	7%
Credit loss assumptions	N/A	N/A	0.25%	0.25%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	11%	11%
Discount rates	N/A	N/A	15%	6%
Credit loss assumptions	N/A	N/A	0.23%	0.23%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at June 30, 2022 and December 31, 2021, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2022	December 31, 2021
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$27,293	$18,214
Subordinate securities, classified as AFS	85,269	127,542
Mortgage servicing rights	11,092	6,450
Maximum loss exposure (1)	$123,654	$152,206
Assets transferred:
Principal balance of loans outstanding	$4,281,806	$4,959,234
Principal balance of loans 30+ days delinquent	27,683	30,594
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
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2022 and December 31, 2021.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2022	$11,092	$27,293	$85,269
Expected life (in years) (2)	6	6	15
Prepayment speed assumption (annual CPR) (2)	10%	11%	10%
Decrease in fair value from:
10% adverse change	$1,402	$1,002	$568
25% adverse change	3,405	2,406	1,323
Discount rate assumption (2)	11%	12%	8%
Decrease in fair value from:
100 basis point increase	$1,649	$910	$8,522
200 basis point increase	3,180	1,759	15,860
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$42
25% higher losses	N/A	N/A	103

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

(1)Senior securities included $27 million and $18 million of interest-only securities at June 30, 2022 and December 31, 2021, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2022 and December 31, 2021, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	June 30, 2022	December 31, 2021
Mortgage-Backed Securities
Senior	$4,205	$3,572
Subordinate	167,512	228,083
Total Mortgage-Backed Securities	171,717	231,655
Excess MSR	8,633	10,400
Total Investments in Third-Party Sponsored VIEs	$180,350	$242,055
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
June 30, 2022
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
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2022 and December 31, 2021.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale, at fair value	$1,213,067	$1,213,067	$1,845,248	$1,845,248
Residential loans, held-for-investment, at fair value	5,365,531	5,365,531	5,747,150	5,747,150
Business purpose loans, held-for-sale, at fair value	505,171	505,171	358,309	358,309
Business purpose loans, held-for-investment, at fair value	4,697,766	4,697,766	4,432,680	4,432,680
Consolidated Agency multifamily loans, at fair value	443,114	443,114	473,514	473,514
Real estate securities, at fair value	284,278	284,278	377,411	377,411
Servicer advance investments (1)	273,210	273,210	350,923	350,923
MSRs (1)	23,560	23,560	12,438	12,438
Excess MSRs (1)	40,803	40,803	44,231	44,231
HEIs (1)	276,366	276,366	192,740	192,740
Other investments (1)	10,869	10,869	12,663	12,663
Cash and cash equivalents	371,296	371,296	450,485	450,485
Restricted cash	72,558	72,558	80,999	80,999
Derivative assets	36,587	36,587	26,467	26,467
REO (2)	7,813	9,170	36,126	39,272
Margin receivable (2)	11,420	11,420	7,269	7,269
Liabilities
Short-term debt	$1,869,822	$1,869,822	$2,177,362	$2,177,362
Margin payable (3)	15,023	15,023	24,368	24,368
Guarantee obligations (3)	6,768	6,241	7,459	7,133
HEI securitization non-controlling interest	25,422	25,422	17,035	17,035
Derivative liabilities	6,591	6,591	3,317	3,317
ABS issued, net
At fair value	7,993,953	7,993,953	8,843,147	8,843,147
At amortized cost	590,193	569,731	410,410	410,471
Other long-term debt, net (4)	1,104,050	1,101,622	988,483	989,570
Convertible notes, net (4)	723,267	684,922	513,629	537,300
Trust preferred securities and subordinated notes, net (4)	138,744	83,700	138,721	97,650
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(4)These liabilities are included in Long-Term debt, net of our consolidated balance sheets.
During the three and six months ended June 30, 2022, we elected the fair value option for zero and $5 million of securities, respectively, $1.15 billion and $3.26 billion of residential loans (principal balance), respectively, and $923 million and $1.84 billion of business purpose loans (principal balance), respectively. Additionally, during the three and six months ended June 30, 2022, we elected the fair value option for $57 million and $97 million of HEIs, respectively, and $3 million and $8 million of Other Investments, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities, fixed-rate securities rated investment grade or higher and HEIs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2022 and December 31, 2021, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$6,578,566	$—	$—	$6,578,566
Business purpose loans	5,202,938	—	—	5,202,938
Consolidated Agency multifamily loans	443,114	—	—	443,114
Real estate securities	284,278	—	—	284,278
Servicer advance investments	273,210	—	—	273,210
MSRs	23,560	—	—	23,560
Excess MSRs	40,803	—	—	40,803
HEIs	276,366	—	—	276,366
Other investments	10,869	—	—	10,869
Derivative assets	36,587	4,979	29,601	2,007

Liabilities
HEI securitization non-controlling interest	$25,422	$—	$—	$25,422
Derivative liabilities	6,591	3,619	2,445	527
ABS issued	7,993,953	—	—	7,993,953

December 31, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,592,398	$—	$—	$7,592,398
Business purpose loans	4,790,989	—	—	4,790,989
Consolidated Agency multifamily loans	473,514	—	—	473,514
Real estate securities	377,411	—	—	377,411
Servicer advance investments	350,923	—	—	350,923
MSRs	12,438	—	—	12,438
Excess MSRs	44,231	—	—	44,231
HEIs	192,740	—	—	192,740
Other investments	17,574	—	—	17,574
Derivative assets	26,467	2,906	18,928	4,633

Liabilities
HEI securitization non-controlling interest	$17,035	$—	$—	$17,035
Derivative liabilities	3,317	1,563	1,251	503
ABS issued	8,843,147	—	—	8,843,147

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2022.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2021	$7,592,398	$4,790,989	$473,514	$170,619	$206,792	$350,923	$44,231	$192,740	$25,101
Acquisitions	3,247,960	122,065	—	5,006	10,000	—	—	97,389	8,293
Originations	—	1,721,032	—	—	—	—	—	—	—
Sales	(3,050,759)	(331,750)	—	(23,329)	—	—	—	—	(2,231)
Principal paydowns	(551,470)	(719,690)	(3,971)	(1,018)	(25,015)	(71,401)	—	(25,826)	(30)
Gains (losses) in net income (loss), net	(657,601)	(378,745)	(26,429)	(17,498)	11,730	(6,312)	(3,428)	12,063	6,875
Unrealized losses in OCI, net	—	—	—	—	(53,009)	—	—	—	—
Other settlements, net (1)	(1,962)	(963)	—	—	—	—	—	—	(3,579)
Ending balance - June 30, 2022	$6,578,566	$5,202,938	$443,114	$133,780	$150,498	$273,210	$40,803	$276,366	$34,429

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2021	$4,130	$17,035	$8,843,147
Acquisitions	—	—	952,711
Principal paydowns	—	—	(925,650)
Gains (losses) in net income (loss), net	(51,265)	6,218	(876,255)
Other settlements, net (1)	48,615	—	—
Ending balance - June 30, 2022	$1,480	$23,253	$7,993,953
(1)     Other settlements, net for residential and business purpose loans represents the transfer of loans to REO, and for derivatives, the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential and single-family rental business purpose loans, and for MSRs and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2022 and 2021. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2022 and 2021 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2022 and 2021 Included in Net Income (Loss)

	Included in Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Assets
Residential loans at Redwood	$(15,995)	$14,130	$(31,858)	$10,481
Business purpose loans	(28,385)	28,404	(36,566)	40,003
Net investments in consolidated Sequoia entities (1)	(6,222)	4,693	(11,203)	8,893
Net investments in consolidated Freddie Mac SLST entities (1)	(36,014)	36,137	(33,074)	40,225
Net investments in consolidated Freddie Mac K-Series entities (1)	(190)	1,855	74	10,776
Net investments in consolidated CAFL SFR entities (1)	(21,828)	2,908	(17,780)	2,556
Net investment in consolidated HEI securitization entity (1)	3,371	—	13,000	—
Trading securities	(17,501)	1,772	(19,884)	2,262
Servicer advance investments	(3,231)	(940)	(6,313)	(1,100)
MSRs	4,248	(330)	7,644	273
Excess MSRs	(2,220)	(2,477)	(3,428)	(4,430)
HEIs at Redwood	1,549	2,080	2,701	7,395
Loan purchase and interest rate lock commitments	2,056	14,550	2,007	14,171

Liabilities
HEI securitization non-controlling interest	$(2,170)	$—	$(8,388)	$—
Loan purchase commitments	(488)	(696)	(527)	(724)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income (loss) related to securitized loans, securitized HEIs, and the associated ABS issued at our consolidated securitization entities held at June 30, 2022 and 2021, which netted together represent the change in value of our investments at the consolidated VIEs accounted for under CFE election, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2022. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at June 30, 2022.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2022

					Gain (Loss) for
June 30, 2022	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2022	June 30, 2022
Assets
REO	$1,380	$—	$—	$1,380	$—	$—
Strategic investments	17,240	—	—	17,240	9,990	9,990

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2022 and 2021.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(24,517)	$24,988	$(51,716)	$48,100
Residential loan purchase commitments	(8,897)	51,919	(50,520)	(466)
Single-family rental loans held-for-sale, at fair value	(40,034)	25,222	(64,502)	35,470
Single-family rental loan interest rate lock commitments	40	744	(685)	744
Bridge loans	116	2,225	2,251	3,269
Trading securities (1)	1,315	(1,095)	4,101	(374)
Risk management derivatives, net	25,387	(58,244)	115,774	34,578
Total mortgage banking activities, net (2)	$(46,590)	$45,759	$(45,297)	$121,321
Investment Fair Value Changes, Net
Residential loans held-for-sale, at fair value (called Sequoia loans)	$(8,010)	$1,290	$(12,262)	$1,607
Bridge loans held-for-investment	(9,559)	(62)	(11,702)	3,242
Trading securities	(17,358)	2,893	(21,600)	23,521
Servicer advance investments	(3,231)	(940)	(6,312)	(1,100)
Excess MSRs	(2,220)	(2,477)	(3,428)	(4,430)
Net investments in Legacy Sequoia entities (3)	(336)	(216)	(1,050)	(915)
Net investments in Sequoia entities (3)	(5,886)	4,906	(9,708)	9,804
Net investments in Freddie Mac SLST entities (3)	(35,940)	36,316	(32,904)	40,433
Net investment in Freddie Mac K-Series entity (3)	(190)	1,855	74	10,776
Net investments in CAFL SFR entities (3)	(21,828)	3,697	(17,780)	3,411
Net investment in HEI securitization entity (3)	1,201	—	4,612	—
HEIs at Redwood	1,596	2,080	2,788	7,395
Other investments	10,460	125	10,583	435
Risk management derivatives, net	4,395	—	6,368	—
Credit (losses) recoveries on AFS securities	(1,066)	13	(1,771)	388
Total investment fair value changes, net	$(87,972)	$49,480	$(94,092)	$94,567
Other Income
MSRs	$3,827	$(1,381)	$6,795	$(2,247)
Total other income (4)	$3,827	$(1,381)	$6,795	$(2,247)
Total Market Valuation Gains (Losses), Net	$(130,735)	$93,858	$(132,594)	$213,641
(1)Represents fair value changes on trading securities that are being used along with risk management derivatives to manage the market risks associated with our residential mortgage banking operations.
(2)Mortgage banking activities, net presented above does not include fee income from loan originations or acquisitions, provisions for repurchases, and other expenses that are components of Mortgage banking activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.
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
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At June 30, 2022, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$714,777	Whole loan spread to swap rate	217	-	240	bps	221	bps
		Called loan dollar price	$96	-	$96		$96

Jumbo loans committed to sell	498,258	Whole loan committed sales price	$97	-	$99		$98

Loans held by Legacy Sequoia (2)	208,788	Liability price			N/A		N/A

Loans held by Sequoia (2)	3,525,459	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,631,285	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	505,171	Senior credit spread	215	-	235	bps	220	bps
		Subordinate credit spread	260	-	1,099	bps	504	bps
		Senior credit support	39	-	40%		39%
		IO discount rate	8	-	13%		9%
		Prepayment rate (annual CPR)	3	-	25%		6%
		Non-securitizable loan dollar price	$80	-	$100		$93

Single-family rental loans held by CAFL (2)	3,046,277	Liability price			N/A		N/A

Bridge loans	1,651,489	Whole loan discount rate	5	-	15%		8%
		Senior credit spread	325	-	325	bps	325	bps
		Subordinate credit discount rate	15	-	15%		15%
		Senior credit support	15	-	15%		15%

Multifamily loans held by Freddie Mac K-Series (2)	443,114	Liability price			N/A		N/A

Trading and AFS securities	284,278	Discount rate	4	-	18%		9%
		Prepayment rate (annual CPR)	6	-	65%		13%
		Default rate	—	-	11%		1%
		Loss severity	—	-	50%		25%
		CRT dollar price	$74	-	$88		$83

Servicer advance investments	273,210	Discount rate	2	-	4%		3%
		Prepayment rate (annual CPR)	16	-	30%		16%
		Expected remaining life (3)	5	-	5	yrs	5	yrs
		Mortgage servicing income	—	-	18	bps	9	bps

MSRs	23,560	Discount rate	11	-	115%		11%
		Prepayment rate (annual CPR)	5	-	31%		9%
		Per loan annual cost to service	$93	-	$93		$93

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

June 30, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
Excess MSRs	40,803	Discount rate	13	-	19%		18%
		Prepayment rate (annual CPR)	16	-	35%		20%
		Excess mortgage servicing income	8	-	18	bps	11	bps

HEI	130,151	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	24%		17%
		Home price appreciation	3	-	4%		3%

HEIs held by HEI securitization entity	146,215	Liability price	N/A		N/A		N/A

REO	1,380	Loss severity	12	-	25%		20%

Liabilities
Residential loan purchase commitments, net	1,500	Whole loan spread to swap rate	217	-	240	bps	224	bps
		Pull-through rate	18	-	100%		68%
		Committed sales price	$97	-	$102		$97

ABS issued (2):
At consolidated Sequoia entities	3,496,329	Discount rate	4	-	18%		6%
		Prepayment rate (annual CPR)	5	-	27%		14%
		Default rate	—	-	22%		1%
		Loss severity	25	-	50%		32%

At consolidated CAFL SFR entities (4)	2,732,964	Discount rate	2	-	15%		5%
		Prepayment rate (annual CPR)	—	-	3%		3%
		Default rate	5	-	28%		7%
		Loss severity	30	-	30%		30%

At consolidated Freddie Mac SLST entities	1,243,167	Discount rate	4	-	7%		5%
		Prepayment rate (annual CPR)	6	-	8%		6%
		Default rate	7	-	9%		8%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	411,380	Discount rate	3	-	9%		4%

At consolidated HEI securitization entity (4)	110,111	Discount rate	8	-	13%		9%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Default rate	12	-	12%		12%
		Loss severity	30	-	30%		30%
		Home price appreciation	3	-	4%		3%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Footnotes to Table 5.7
(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans and HEIs held by consolidated entities was based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At June 30, 2022, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $238 million, $307 million, $390 million, $32 million, and $15 million, respectively.
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
Certain of our Other investments (inclusive of strategic investments in early-stage start-up companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of June 30, 2022, the carrying value of these investments was $9 million, which was based on the investments' original cost.
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2022 and December 31, 2021.
Table 6.1 – Classifications and Carrying Values of Residential Loans

June 30, 2022		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$1,213,067	$—	$—	$—	$1,213,067
Held-for-investment at fair value	—	208,788	3,525,459	1,631,285	5,365,532
Total Residential Loans	$1,213,067	$208,788	$3,525,459	$1,631,285	$6,578,599

December 31, 2021		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$1,845,282	$—	$—	$—	$1,845,282
Held-for-investment at fair value	—	230,455	3,628,465	1,888,230	5,747,150
Total Residential Loans	$1,845,282	$230,455	$3,628,465	$1,888,230	$7,592,432

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
At June 30, 2022, we owned mortgage servicing rights associated with $1.16 billion (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
The following table summarizes the characteristics of residential loans held-for-sale at June 30, 2022 and December 31, 2021.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Number of loans	1,469	2,196
Unpaid principal balance	$1,238,469	$1,813,865
Fair value of loans	$1,213,067	$1,845,282
Market value of loans pledged as collateral under short-term borrowing agreements	$1,207,185	$1,838,797
Weighted average coupon	4.47%	3.27%

Delinquency information
Number of loans with 90+ day delinquencies	1	3
Unpaid principal balance of loans with 90+ day delinquencies	$211	$2,923
Fair value of loans with 90+ day delinquencies	$170	$2,304
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three and six months ended June 30, 2022 and 2021.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Principal balance of loans acquired (1)	$1,145,450	$3,484,633	$3,260,641	$6,580,681
Principal balance of loans sold	1,238,327	3,324,919	3,065,691	5,600,751
Principal balance of loans transferred to HFI	—	—	687,192	—
Net market valuation gains (losses) recorded (2)	(32,527)	26,278	(63,978)	49,707
(1)For the three and six months ended June 30, 2022, includes zero and $102 million of loans acquired through calls of zero and three seasoned Sequoia securitizations, respectively.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2022 and December 31, 2021.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

June 30, 2022	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,447	4,738	11,285
Unpaid principal balance	$234,213	$3,988,148	$1,796,594
Fair value of loans	$208,788	$3,525,459	$1,631,285
Weighted average coupon	2.27%	3.26%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	29	14	1,370
Unpaid principal balance of loans with 90+ day delinquencies	$5,107	$12,008	$236,941
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	11	5	257
Unpaid principal balance of loans in foreclosure	$1,483	$5,004	$45,536

December 31, 2021	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,583	4,300	11,986
Unpaid principal balance	$264,057	$3,605,469	$1,932,241
Fair value of loans	$230,455	$3,628,465	$1,888,230
Weighted average coupon	1.87%	3.39%	4.51%

Delinquency information
Number of loans with 90+ day delinquencies (1)	32	18	1,208
Unpaid principal balance of loans with 90+ day delinquencies	$7,482	$15,124	$212,961
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	10	2	241
Unpaid principal balance of loans in foreclosure	$2,188	$1,624	$43,637
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-investment at consolidated entities during the three and six months ended June 30, 2022 and 2021.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$—	N/A	N/A	$1,205,494	N/A
Net market valuation gains (losses) recorded (2)	779	(211,486)	(76,735)	4,863	(12,835)	22,579

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$684,491	N/A	N/A	$1,205,494	N/A
Net market valuation gains (losses) recorded (2)	7,104	(482,217)	(120,503)	12,476	(15,413)	19,013
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
(2)For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss). The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.
REO
See Note 12 for detail on residential loans transferred to REO during 2022.
Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at June 30, 2022 and December 31, 2021.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

June 30, 2022	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$505,171	—	$—	$—	$505,171
Held-for-investment at fair value	—	3,046,277	1,109,337	542,152	4,697,766
Total Business Purpose Loans	$505,171	$3,046,277	$1,109,337	$542,152	$5,202,937

December 31, 2021	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,309	$—	$—	$—	$358,309
Held-for-investment at fair value	—	3,488,074	666,364	278,242	4,432,680
Total Business Purpose Loans	$358,309	$3,488,074	$666,364	$278,242	$4,790,989

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Nearly all of the outstanding single-family rental loans at June 30, 2022 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years, with 3% having original maturities of 30 years. The outstanding bridge loans held-for-investment at June 30, 2022 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 45% one-month LIBOR-indexed adjustable-rate loans, 39% one-month SOFR-indexed adjustable-rate loans, and 17% fixed-rate loans.
At June 30, 2022, we had a $835 million commitment to fund bridge loans. See Note 16 for additional information on this commitment.
The following table provides the activity of business purpose loans at Redwood during the three and six months ended June 30, 2022 and 2021.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(In Thousands)	SFR at Redwood	Bridge at Redwood	SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$323,245	$542,241	$312,217	$215,160
Principal balance of loans acquired	38,457	19,023	—	—
Principal balance of loans sold to third parties	—	—	—	354
Fair value of loans transferred (1)	295,037	306,313	297,301	—
Mortgage banking activities income (loss) recorded (2)	(40,034)	(1,136)	25,222	978
Investment fair value changes recorded (3)	—	(5,455)	—	(62)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In Thousands)	SFR at Redwood	Bridge at Redwood	SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$765,972	$954,179	$565,315	$348,389
Principal balance of loans acquired	100,349	22,006	—	—
Principal balance of loans sold to third parties	331,502	—	—	9,231
Fair value of loans transferred (1)	295,037	388,604	466,705	N/A
Mortgage banking activities income (loss) recorded (2)	(64,502)	1,239	35,470	1,520
Investment fair value changes recorded (3)	—	(6,214)	—	3,242
(1)For SFR at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL SFR securitizations. For Bridge at Redwood, represents the transfer of bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their securitization.
(2)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. Additionally, for the three and six months ended June 30, 2022, we recorded loan origination fee income of $12 million and $27 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
(3)Represents net market valuation changes for loans classified as held-for-investment and associated interest-only strip liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying single-family rental loans and bridge loans owned by these entities. The following table provides the activity of business purpose loans held-for-investment at CAFL during the three and six months ended June 30, 2022 and 2021.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$(118,299)	$(281)	$(1,230)	$—

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$(310,202)	$(1,856)	$(62,132)	$—
(1)For loans held at our consolidated CAFL entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.
REO
See Note 12 for detail on BPL loans transferred to REO during 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at June 30, 2022 and December 31, 2021.
Table 7.4 – Characteristics of Business Purpose Loans

June 30, 2022	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	355	1,154	1,131	2,268
Unpaid principal balance	$536,344	$3,227,172	$1,116,582	$541,677
Fair value of loans	$505,171	$3,046,277	$1,109,337	$542,152
Weighted average coupon	5.31%	5.16%	6.73%	6.89%
Weighted average remaining loan term (years)	14	6	2	1
Market value of loans pledged as collateral under short-term debt facilities	$312,732	N/A	$265,242	N/A
Market value of loans pledged as collateral under long-term debt facilities	$180,482	N/A	$779,467	N/A
Delinquency information
Number of loans with 90+ day delinquencies (1)	4	20	51	48
Unpaid principal balance of loans with 90+ day delinquencies	$5,212	$50,469	$32,941	$7,847
Fair value of loans with 90+ day delinquencies (2)	$4,086	N/A	$30,209	$7,847
Number of loans in foreclosure (3)	4	7	53	3
Unpaid principal balance of loans in foreclosure	$5,212	$10,356	$35,070	$4,472
Fair value of loans in foreclosure (2)	$4,086	N/A	$32,338	$4,472

December 31, 2021	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	245	1,173	1,134	1,640
Unpaid principal balance	$348,232	$3,340,949	$670,392	$274,617
Fair value of loans	$358,309	$3,488,074	$666,364	$278,242
Weighted average coupon	4.73%	5.17%	6.91%	7.05%
Weighted average remaining loan term (years)	12	6	1	1
Market value of loans pledged as collateral under short-term debt facilities	$75,873	N/A	$91,814	N/A
Market value of loans pledged as collateral under long-term debt facilities	$244,703	N/A	$554,597	N/A
Delinquency information
Number of loans with 90+ day delinquencies (1)	6	18	31	—
Unpaid principal balance of loans with 90+ day delinquencies	$5,384	$41,998	$18,032	$—
Fair value of loans with 90+ day delinquencies (2)	$4,238	N/A	$14,218	$—
Number of loans in foreclosure (3)	7	9	28	—
Unpaid principal balance of loans in foreclosure	$5,473	$12,648	$18,043	$—
Fair value of loans in foreclosure (2)	$4,305	N/A	$14,257	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of our consolidated Agency multifamily loans at June 30, 2022 and December 31, 2021.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Number of loans	28	28
Unpaid principal balance	$451,197	$455,168
Fair value of loans	$443,114	$473,514
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	3	4

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at June 30, 2022 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three and six months ended June 30, 2022 and 2021.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net market valuation gains (losses) recorded (1)	$(6,748)	$(2,528)	$(26,429)	$(3,258)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at June 30, 2022 and December 31, 2021.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2022	December 31, 2021
Trading	$133,780	$170,619
Available-for-sale	150,498	206,792
Total Real Estate Securities	$284,278	$377,411
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at June 30, 2022 and December 31, 2021.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	June 30, 2022	December 31, 2021
Senior
Interest-only securities (1)	$31,498	$21,787
Total Senior	31,498	21,787
Subordinate
RPL securities	46,607	65,140
Multifamily securities	7,960	10,549
Other third-party residential securities	47,715	73,143
Total Subordinate	102,282	148,832
Total Trading Securities	$133,780	$170,619
(1)Includes $24 million and $15 million of Sequoia certificated mortgage servicing rights at June 30, 2022 and December 31, 2021, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at June 30, 2022 and December 31, 2021.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	June 30, 2022	December 31, 2021
Senior (1)	$—	$—
Subordinate	221,473	235,306
Total Trading Securities	$221,473	$235,306
(1)Our senior trading securities include interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three and six months ended June 30, 2022 and 2021.
Table 9.4 – Trading Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Principal balance of securities acquired (1)	$—	$1,750	$—	$17,630
Principal balance of securities sold (1)	12,716	18,068	12,716	52,811
Net market valuation gains (losses) recorded (2)	(16,042)	1,798	(17,498)	23,147
(1)For the three and six months ended June 30, 2022 and 2021, excludes zero and $2 million of securities bought and sold during the same quarter, respectively.
(2)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at June 30, 2022 and December 31, 2021.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	June 30, 2022	December 31, 2021
Subordinate
Sequoia securities	$85,269	$127,542
Multifamily securities	13,169	22,166
Other third-party residential securities	52,060	57,084
Total Subordinate	150,498	206,792
Total AFS Securities	$150,498	$206,792
The following table provides the activity of available-for-sale securities during the three and six months ended June 30, 2022 and 2021.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Fair value of securities acquired	$—	$522	$10,000	$1,600
Fair value of securities sold	—	2,585	—	4,785
Principal balance of securities called	—	1,307	14,486	1,507
Net unrealized (losses) gains on AFS securities (1)	(33,409)	11,224	(51,282)	22,210
(1)Net unrealized (losses) gains on AFS securities are recorded on our consolidated balance sheets through Accumulated other comprehensive loss.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

At June 30, 2022, we had $10 million of AFS securities with contractual maturities less than five years, $1 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2022 and December 31, 2021.
Table 9.7 – Carrying Value of AFS Securities

June 30, 2022
(In Thousands)	Total
Principal balance	$227,911
Credit reserve	(30,619)
Unamortized discount, net	(61,303)
Amortized cost	135,989
Gross unrealized gains	25,930
Gross unrealized losses	(9,650)
CECL allowance	(1,771)
Carrying Value	$150,498

December 31, 2021
(In Thousands)	Total
Principal balance	$242,852
Credit reserve	(27,555)
Unamortized discount, net	(76,023)
Amortized cost	139,274
Gross unrealized gains	67,815
Gross unrealized losses	(297)
CECL allowance	—
Carrying Value	$206,792
The following table presents the changes for the three and six months ended June 30, 2022, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$29,901	$63,206	$27,555	$76,023
Amortization of net discount	—	(1,347)	—	(9,817)
Realized credit recoveries (losses), net	162	—	74	—
Acquisitions	—	—	—	—
Sales, calls, other	—	—	(343)	(1,570)
Transfers to (release of) credit reserves, net	556	(556)	3,333	(3,333)
Ending Balance	$30,619	$61,303	$30,619	$61,303

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at June 30, 2022 and December 31, 2021.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
June 30, 2022	$46,369	$(9,456)	$1,406	$(194)
December 31, 2021	6,827	(251)	1,554	(46)
At June 30, 2022, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 82 AFS securities, of which 21 were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2021, our consolidated balance sheet included 85 AFS securities, of which four were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $10 million at June 30, 2022. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At June 30, 2022, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At June 30, 2022, our current expected credit loss ("CECL") allowance related to our AFS securities was $1.8 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at June 30, 2022.
Table 9.10 – Significant Credit Quality Indicators

June 30, 2022	Subordinate Securities
Default rate	0.8%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and six months ended June 30, 2022.
Table 9.11 – Rollforward of Allowance for Credit Losses

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(In Thousands)
Beginning balance allowance for credit losses	$705	$—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	785	1,490
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	281	281
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$1,771	$1,771
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2022 and 2021.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Gross realized gains - sales	$—	$1,307	$—	$1,507
Gross realized gains - calls	—	6,687	1,914	9,095
Gross realized losses - sales	—	—	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$—	$7,994	$1,914	$10,602
During the six months ended June 30, 2022, we called three of our unconsolidated Sequoia entities, and purchased $102 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $0.3 million gain on the securities we owned from these securitizations. The remaining realized gains were from third-party securities we owned that were called during the six months ended June 30, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 10. Other Investments
Other investments at June 30, 2022 and December 31, 2021 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	June 30, 2022	December 31, 2021
HEIs	$276,366	$192,740
Servicer advance investments	273,210	350,923
Strategic investments	63,860	35,702
Excess MSRs	40,803	44,231
Mortgage servicing rights	23,560	12,438
Other	1,868	5,935
Total Other Investments	$679,667	$641,969
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the transactions). At June 30, 2022, we had funded $148 million of total capital to the SA Buyers (see Note 16 for additional detail).
At June 30, 2022, our servicer advance investments had a carrying value of $273 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $12.09 billion. The outstanding servicer advance receivables associated with this investment were $240 million at June 30, 2022, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at June 30, 2022 and December 31, 2021.
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	June 30, 2022	December 31, 2021
Principal and interest advances	$76,506	$94,148
Escrow advances (taxes and insurance advances)	133,403	172,847
Corporate advances	29,643	43,958
Total Servicer Advance Receivables	$239,552	$310,953
We account for our servicer advance investments at fair value and during the three and six months ended June 30, 2022, we recorded $5 million and $10 million of interest income, respectively, through Other interest income, and recorded a net market valuation loss of $3 million and loss of $6 million, respectively, through Investment fair value changes, net in our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 10. Other Investments - (continued)
HEIs
We purchase home equity investment contracts from third party originators under flow purchase agreements. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by a deed of trust or a mortgage. Our investments in HEIs allow us to share in both home price appreciation and depreciation of the associated property. At June 30, 2022, we had flow purchase agreements outstanding with $225 million of cumulative commitments remaining. See Note 16 for additional information on these commitments.
As of June 30, 2022, we owned $130 million of HEIs at Redwood and consolidated $146 million of HEIs through the HEI securitization entity. We account for these investments under the fair value option and during the three and six months ended June 30, 2022, we recorded net market valuation gains of $2 million and $3 million, respectively, related to HEIs owned at Redwood through Investment fair value changes, net on our consolidated statements of income (loss).
We consolidate the HEI securitization in accordance with GAAP and have elected to account for it under the CFE election. During the three and six months ended June 30, 2022, we recorded net market valuation gains of $1 million and $5 million (including $1 million and $2 million of interest expense), respectively, related to our net investment in the HEI securitization entity through Investment fair value changes, net on our consolidated statements of income (loss).
Strategic Investments
Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At June 30, 2022, we had made a total of 24 investments in companies through RWT Horizons with a total carrying value of $24 million, as well as six corporate-level investments. During the three and six months ended June 30, 2022, we recognized a mark-to-market valuation gain of $10 million on one of our strategic investments, which was recorded in Investment fair value changes, net on our consolidated statements of income (loss). During the three months ended June 30, 2022, we recorded losses of $0.3 million in Other income from our strategic investments.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and six months ended June 30, 2022, we recognized $4 million and $8 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $2 million and $3 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the three and six months ended June 30, 2022, we retained zero and $5 million, respectively, of MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At June 30, 2022 and December 31, 2021, our MSRs had a fair value of $24 million and $12 million, respectively, and were associated with loans with an aggregate principal balance of $2.28 billion and $2.12 billion, respectively. During the three and six months ended June 30, 2022, including net market valuation gains and losses on our MSRs, we recorded net income of $5 million and $10 million, respectively, through Other income on our consolidated statements of income (loss) related to our MSRs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2022 and December 31, 2021.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2022		December 31, 2021
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$19,113	$644,000	$611	$161,500
TBAs	3,104	455,000	2,880	2,440,000
Interest rate futures	1,875	273,600	25	9,000
Swaptions	10,488	620,000	18,318	1,660,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	2,007	235,723	4,633	971,631
Total Assets	$36,587	$2,228,323	$26,467	$5,242,131

Liabilities - Risk Management Derivatives
Interest rate swaps	$(2,445)	$226,000	$(1,251)	$283,100
TBAs	(2,004)	405,000	(658)	870,000
Interest rate futures	(1,615)	115,000	(905)	62,500
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(527)	50,947	(503)	404,190
Total Liabilities	$(6,591)	$796,947	$(3,317)	$1,619,790
Total Derivative Financial Instruments, Net	$29,996	$3,025,270	$23,150	$6,861,921
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2022, we were party to swaps and swaptions with an aggregate notional amount of $1.49 billion, TBA agreements with an aggregate notional amount of $860 million, and interest rate futures contracts with an aggregate notional amount of $389 million. At December 31, 2021, we were party to swaps and swaptions with an aggregate notional amount of $2.10 billion, futures with an aggregate notional amount of $72 million and TBA agreements with an aggregate notional amount of $3.31 billion.
For the three and six months ended June 30, 2022, risk management derivatives had a net market valuation gain of $30 million, and a net market valuation gain of $122 million, respectively. For the three and six months ended June 30, 2021, risk management derivatives had a net market valuation loss of $58 million, and a net market valuation gain of $35 million, respectively. Market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the three and six months ended June 30, 2022, LPCs and IRLCs had a net market valuation loss of $9 million and loss of $51 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $74 million and $76 million at June 30, 2022 and December 31, 2021, respectively. We are amortizing this loss into interest expense over the remaining term of the debt they were originally hedging. As of June 30, 2022, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2022 and 2021.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net interest expense on cash flows hedges	$—	$—	$—	$—
Realized net losses reclassified from other comprehensive income	(1,029)	(1,028)	(2,047)	(2,046)
Total Interest Expense	$(1,029)	$(1,028)	$(2,047)	$(2,046)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2022, we assessed this risk as remote and did not record an associated specific valuation adjustment. At June 30, 2022, we were in compliance with our derivative counterparty ISDA agreements.
Note 12. Other Assets and Liabilities
Other assets at June 30, 2022 and December 31, 2021 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	June 30, 2022	December 31, 2021
Accrued interest receivable	$51,006	$47,515
Investment receivable	25,688	82,781
Deferred tax asset	20,867	20,867
Operating lease right-of-use assets	17,074	18,772
Income tax receivables	15,573	22
Margin receivable	11,420	7,269
Fixed assets and leasehold improvements (1)	11,189	9,019
REO	7,813	36,126
Other	11,150	8,746
Total Other Assets	$171,780	$231,117
(1)Fixed assets and leasehold improvements had a basis of $20 million and accumulated depreciation of $9 million at June 30, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
Accrued expenses and other liabilities at June 30, 2022 and December 31, 2021 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2022	December 31, 2021
Payable to non-controlling interests	$49,544	$42,670
Accrued interest payable	42,548	39,297
Operating lease liabilities	19,448	20,960
Accrued compensation	17,765	74,636
Margin payable	15,023	24,368
Accrued operating expenses	8,743	4,377
Guarantee obligations	6,768	7,459
Residential loan and MSR repurchase reserve	5,678	9,306
Current accounts payable	5,518	8,273
Bridge loan holdbacks	3,983	3,109
Other	15,807	11,333
Total Accrued Expenses and Other Liabilities	$190,825	$245,788
Refer to Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional descriptions of our other assets and liabilities.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through June 30, 2022, we had met all margin calls due.
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities during the six months ended June 30, 2022.
Table 12.3 – REO Activity

	Six Months Ended June 30, 2022
(In Thousands)	Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
Balance at beginning of period	$13,068	$61	$2,028	$20,969	$36,126
Transfers to REO	963	407	1,763	—	3,133
Liquidations (1)	(9,549)	(504)	(1,661)	(20,969)	(32,683)
Changes in fair value, net	625	443	169	—	1,237
Balance at End of Period	$5,107	$407	$2,299	$—	$7,813
(1)For the six months ended June 30, 2022, REO liquidations resulted in $1 million of realized gains, which were recorded in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities at June 30, 2022 and December 31, 2021.
Table 12.4 – REO Assets

Number of REO assets	Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
At June 30, 2022	3	1	21	—	25
At December 31, 2021	5	2	24	3	34
Note 13. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2022, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2022 and December 31, 2021.
Table 13.1 – Short-Term Debt

	June 30, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$1,085,802	$2,750,000	3.28%	8/2022-3/2023	213
Business purpose loan warehouse	3	456,887	1,200,000	4.21%	3/2023-6/2023	258
Real estate securities repo	4	95,287	—	1.91%	7/2022-9/2022	32
Total Short-Term Debt Facilities	14	1,637,976
Servicer advance financing	1	231,846	300,000	3.40%	11/2022	125
Total Short-Term Debt		$1,869,822

	December 31, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$1,669,344	$2,900,000	1.87%	1/2022-12/2022	153
Business purpose loan warehouse	2	138,746	350,000	3.34%	3/2022-7/2022	105
Real estate securities repo	4	74,825	—	1.13%	1/2022-3/2022	33
Total Short-Term Debt Facilities	13	1,882,915
Servicer advance financing	1	294,447	350,000	1.90%	11/2022	306
Total Short-Term Debt		$2,177,362
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over 1-month SOFR or 1- or 3-month LIBOR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 13. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at June 30, 2022 and December 31, 2021.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	June 30, 2022	December 31, 2021
Collateral Type
Held-for-sale residential loans	$1,207,185	$1,838,797
Business purpose loans	577,974	167,687
Real estate securities
On balance sheet	10,014	5,823
Sequoia securitizations (1)	82,636	61,525
Freddie Mac K-Series securitization (1)	31,732	31,657
Total real estate securities owned	124,382	99,005
Restricted cash and other assets	2,512	1,962
Total Collateral for Short-Term Debt Facilities	1,912,053	2,107,451
Cash	14,381	6,480
Restricted cash	26,236	25,420
Servicer advances	273,210	310,953
Total Collateral for Servicer Advance Financing	313,827	342,853
Total Collateral for Short-Term Debt	$2,225,880	$2,450,304
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three and six months ended June 30, 2022, the average balance of our short-term debt facilities was $1.64 billion and $1.66 billion, respectively. At June 30, 2022 and December 31, 2021, accrued interest payable on our short-term debt facilities was $3 million and $2 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At June 30, 2022, the accrued interest payable balance on this financing was $0.2 million and the unamortized capitalized commitment costs were $0.3 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $1 million at June 30, 2022. At both June 30, 2022 and December 31, 2021, we had no outstanding borrowings on this facility.
During the three months ended June 30, 2022, a business purpose loan warehouse facility with a borrowing limit of $450 million was reclassified to short-term debt from long-term debt as the maturity of this facility was less than one year at June 30, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 13. Short-Term Debt - (continued)
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at June 30, 2022.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2022
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$128,440	$957,362	$1,085,802
Business purpose loans	—	—	456,887	456,887
Real estate securities	57,323	37,964	—	95,287
Total Secured Short-Term Debt	57,323	166,404	1,414,249	1,637,976
Servicer advance financing	—	—	231,846	231,846
Total Short-Term Debt	$57,323	$166,404	$1,646,095	$1,869,822
Note 14. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at June 30, 2022 and December 31, 2021, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

June 30, 2022	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$229,651	$3,733,955	$3,303,312	$1,392,244	$414,729	$117,581	$9,191,472
Interest-only certificates	258	60,183	149,184	14,938	8,809	—	233,372
Market valuation adjustments	(22,262)	(505,456)	(244,629)	(48,723)	(12,158)	(7,470)	(840,698)
ABS Issued, Net	$207,647	$3,288,682	$3,207,867	$1,358,459	$411,380	$110,111	$8,584,146
Range of weighted average interest rates, by series(3)	1.59% to 2.88%	2.52% to 5.00%	2.34% to 5.34%	3.50% to 4.75%	3.41%	3.74%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2032	2028-2059	2025	2052
Number of series	20	17	18	3	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
(1)Includes $485 million and $270 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at June 30, 2022 and December 31, 2021, respectively.
(2)Includes $117 million and $145 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at June 30, 2022 and December 31, 2021, respectively.
(3)Certain ABS issued by CAFL, Freddie Mac SLST, and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans (presented within CAFL in table 14.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At June 30, 2022, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $8 million in total, for a net carrying value of $207 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were backed by assets including $249 million of bridge loans and $1 million of restricted cash at June 30, 2022. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans (presented within CAFL in table 14.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At June 30, 2022, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $2 million, for a net carrying value of $268 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $293 million of bridge loans, $8 million of restricted cash and $7 million of other assets at June 30, 2022. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At June 30, 2022, the principal balance of the ABS issued was $117 million, and the debt discount and deferred issuance costs totaled $1 million, for a net carrying value of $115 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued are subject to an optional redemption in July 2022 and in July 2023 the ABS interest rate steps up to 7.75%.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At June 30, 2022, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at June 30, 2022 and December 31, 2021. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2022	December 31, 2021
Legacy Sequoia	$171	$99
Sequoia	9,232	8,452
CAFL	10,611	11,030
Freddie Mac SLST (1)	4,182	4,630
Freddie Mac K-Series	1,178	1,190
Total Accrued Interest Payable on ABS Issued	$25,374	$25,401
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 15. Long-Term Debt
The tables below summarize our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2022 and December 31, 2021.
Table 15.1 – Long-Term Debt

	June 30, 2022
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$132,212	$(104)	$132,108	N/A	4.21%	9/2024
CAFL
Facility B	102,018	(202)	101,816	N/A	4.21%	2/2025
Facility C	76,195	(251)	75,944	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	500,608	(1,026)	499,582	$600,000	L + 2.50%	N/A
Recourse BPL Financing
Facility E	294,702	(103)	294,599	450,000	SOFR + 2.25%	9/2023
Total Long-Term Debt Facilities	1,105,735	(1,686)	1,104,049
Convertible notes
4.75% convertible senior notes	198,629	(1,302)	197,327	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(1,683)	148,517	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(2,977)	169,115	N/A	5.75%	10/2025
7.75% convertible senior notes	215,000	(6,691)	208,309	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(756)	138,744	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,981,156	$(15,095)	$1,966,061

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 15. Long-Term Debt - (continued)

	December 31, 2021
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$144,385	$(313)	$144,072	N/A	4.21%	9/2024
CAFL
Facility B	102,351	(353)	101,998	N/A	4.21%	2/2025
Facility C	91,707	(376)	91,331	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	307,215	(507)	306,708	$400,000	L + 2.75%	N/A
Recourse BPL Financing
Facility E	234,349	(123)	234,226	450,000	L + 2.21%	9/2023
Facility F	110,148	—	110,148	450,000	L + 3.35%	6/2023
Total Long-Term Debt Facilities	990,155	(1,672)	988,483
Convertible notes
4.75% convertible senior notes	198,629	(1,836)	196,793	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,072)	148,128	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,384)	168,708	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(779)	138,721	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,650,576	$(9,743)	$1,640,833
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) or 1-month SOFR plus an applicable spread.

Refer to Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for a full description of our long-term debt.
Non-Recourse BPL Financing Facility
During the three months ended March 31, 2022, we amended facility D (see Table 15.1 above) to increase the borrowing limit from $400 million to $600 million.
Recourse BPL Financing Facilities
During the three months ended March 31, 2022, we amended the interest rate for Facilities E and F (see Table 15.1 above) to be indexed to a spread over one-month SOFR compared to a LIBOR-indexed spread at March 31, 2022.
During the three months ended June 30, 2022, Facility F was reclassified to short-term debt as the maturity of this facility was less than one year at June 30, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 15. Long-Term Debt - (continued)

Convertible Notes
In June 2022, we issued $215 million principal amount of 7.75% convertible senior notes due 2027. These notes require semi-annual interest payments at a fixed annual coupon rate of 7.75% until maturity or conversion, which will be no later than June 15, 2027. After deducting the underwriting discount and offering costs, we received $208 million of net proceeds. Including amortization of deferred debt issuance costs, the effective interest expense yield on these notes was approximately 8.50% per annum. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. The initial conversion rate of the notes is 95.6823 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $10.45 per common share).
The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at June 30, 2022 and December 31, 2021.
Table 15.2 – Collateral for Long-Term Debt

(In Thousands)	June 30, 2022	December 31, 2021
Collateral Type
Bridge loans	$779,467	$554,597
Single-family rental loans	180,482	244,703
Real estate securities
Sequoia securitizations (1)	198,640	247,227
CAFL securitizations (1)	247,106	260,405
Total Collateral for Long-Term Debt	$1,405,695	$1,306,932
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at June 30, 2022 and December 31, 2021.
Table 15.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	June 30, 2022	December 31, 2021
Long-term debt facilities	$2,775	$815
Convertible notes
4.75% convertible senior notes	3,564	3,564
5.625% convertible senior notes	3,896	3,896
5.75% exchangeable senior notes	2,474	2,474
7.75% convertible senior notes	1,018	—
Trust preferred securities and subordinated notes	850	581
Total Accrued Interest Payable on Long-Term Debt	$14,577	$11,330

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 16. Commitments and Contingencies
Lease Commitments
At June 30, 2022, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $22 million of cumulative lease payments. Our operating lease expense was $2 million each for the six-month periods ended June 30, 2022 and 2021.
The following table presents our future lease commitments at June 30, 2022.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2022
2022 (6 months)	$2,203
2023	4,428
2024	4,338
2025	3,475
2026	3,420
2027 and thereafter	4,553
Total Lease Commitments	22,417
Less: Imputed interest	(2,969)
Operating Lease Liabilities	$19,448
During the six months ended June 30, 2022, we did not enter into any new office leases. At June 30, 2022, our operating lease liabilities were $19 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $17 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for our leases was 6 years and 5.1%, respectively.
Commitment to Fund Bridge Loans
As of June 30, 2022, we had commitments to fund up to $835 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At June 30, 2022, we carried a $4 million contingent liability related to these commitments to fund construction advances. During both the three and six months ended June 30, 2022, we recorded a net market valuation loss of $3 million related to this liability through Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2021, we recorded a net market valuation gain of $1 million and $2 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss).
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
June 30, 2022
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Commitment to Acquire HEIs
During the second quarter of 2022, we entered into an additional flow purchase agreement to acquire $100 million home equity investment contracts from a third party. At June 30, 2022, we had outstanding flow purchase agreements with third parties, with an aggregate commitment to purchase $350 million of HEIs, of which $225 million of the commitments remained outstanding. We account for these investments under the fair value option. See Note 10 for additional detail on these investments.
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At June 30, 2022, we had funded $9.4 million of this commitment. This investment is included in Other Investments on our Consolidated Balance Sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons investment. At June 30, 2022, we had funded $1 million of this commitment. This investment is included in Other Investments on our Consolidated Balance Sheets.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At June 30, 2022, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2022, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the three and six months ended June 30, 2022, other income related to these arrangements was $0.3 million and $1 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at June 30, 2022, the loans had an unpaid principal balance of $476 million and a weighted average FICO score of 756 (at origination) and LTV ratio of 74% (at origination). At June 30, 2022, $12 million of the loans were 90 days or more delinquent, of which four of these loans with an unpaid principal balance of $1 million were in foreclosure. At June 30, 2022, the carrying value of our guarantee obligation was $7 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At both June 30, 2022 and December 31, 2021, assets of such SPEs totaled $34 million, and liabilities of such SPEs totaled $7 million.
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
At June 30, 2022 and December 31, 2021, our repurchase reserve associated with our residential loans and MSRs was $6 million and $9 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the six months ended June 30, 2022 and 2021, we received three and one repurchase requests, respectively, and repurchased zero and one loan, respectively. During both the three and six months ended June 30, 2022, we recorded a reversal of repurchase provision

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
expense of $4 million, and during the three and six months ended June 30, 2021, we recorded repurchase provision expense of $0.2 million and $0.3 million, respectively, that were recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Loss Contingencies - Litigation, Claims and Demands.” At June 30, 2022, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2021 was $2 million.
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2022 and 2021.
Table 17.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$48,938	$(75,412)	$84,527	$(79,539)
Other comprehensive (loss) income before reclassifications	(33,409)	—	11,224	—
Amounts reclassified from other accumulated comprehensive (income) loss	1,066	1,029	(7,500)	1,028
Net current-period other comprehensive (loss) income	(32,343)	1,029	3,724	1,028
Balance at End of Period	$16,595	$(74,383)	$88,251	$(78,511)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$67,503	$(76,430)	$76,336	$(80,557)
Other comprehensive (loss) income before reclassifications	(51,282)	—	22,210	—
Amounts reclassified from other accumulated comprehensive (income) loss	374	2,047	(10,295)	2,046
Net current-period other comprehensive (loss) income	(50,908)	2,047	11,915	2,046
Balance at End of Period	$16,595	$(74,383)	$88,251	$(78,511)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 17. Equity - (continued)
The following table provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2022	2021
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$1,066	$(13)
Gain on sale of AFS securities	Realized gains, net	—	(7,487)
		$1,066	$(7,500)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,029	$1,028
		$1,029	$1,028

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2022	2021
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$1,771	$(388)
Gain on sale of AFS securities	Realized gains, net	(1,397)	(9,907)
		$374	$(10,295)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$2,047	$2,046
		$2,047	$2,046
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the six months ended June 30, 2022, we issued 5,232,869 common shares for net proceeds of $67 million under this program. During the three months ended March 31, 2022, we increased the capacity of this program to $175 million, all of which remained outstanding for future offerings under this program as of June 30, 2022.
Direct Stock Purchase and Dividend Reinvestment Plan
During the six months ended June 30, 2022, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At June 30, 2022, approximately 6 million shares remained outstanding for future offerings under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 17. Equity - (continued)
Earnings per Common Share
The following table provides the basic and diluted (loss) earnings per common share computations for the three and six months ended June 30, 2022 and 2021.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2022	2021	2022	2021
Basic Earnings per Common Share:
Net (loss) income attributable to Redwood	$(99,966)	$90,025	$(69,051)	$187,282
Less: Dividends and undistributed earnings allocated to participating securities	(1,159)	(3,149)	(2,286)	(6,458)
Net (loss) income allocated to common shareholders	$(101,125)	$86,876	$(71,337)	$180,824
Basic weighted average common shares outstanding	119,660,173	112,921,070	119,771,554	112,337,984
Basic (Loss) Earnings per Common Share	$(0.85)	$0.77	$(0.60)	$1.61
Diluted Earnings per Common Share:
Net (loss) income attributable to Redwood	$(99,966)	$90,025	$(69,051)	$187,282
Less: Dividends and undistributed earnings allocated to participating securities	(1,159)	(2,869)	(2,286)	(5,829)
Add back: Interest expense on convertible notes for the period, net of tax	—	6,990	—	13,971
Net (loss) income allocated to common shareholders	$(101,125)	$94,146	$(71,337)	$195,424
Weighted average common shares outstanding	119,660,173	112,921,070	119,771,554	112,337,984
Net effect of dilutive equity awards	—	273,139	—	234,353
Net effect of assumed convertible notes conversion to common shares	—	28,566,875	—	28,566,875
Diluted weighted average common shares outstanding	119,660,173	141,761,084	119,771,554	141,139,212
Diluted (Loss) Earnings per Common Share	$(0.85)	$0.66	$(0.60)	$1.38
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
During the three and six months ended June 30, 2021, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and six months ended June 30, 2022, 33,992,377 and 31,294,614 of common shares, respectively, related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2022, the number of outstanding equity awards that were antidilutive totaled 249,224 and 278,604, respectively. For the three and six months ended June 30, 2021, the number of outstanding equity awards that were antidilutive totaled 18,645 and 17,053, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 17. Equity - (continued)
Stock Repurchases
Our Board of Directors previously approved an authorization for the repurchase of up to $100 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended June 30, 2022, we repurchased 3.7 million shares of our common stock for a total cost of $33 million. At June 30, 2022, $46 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. In July 2022, our Board of Directors approved a new repurchase authorization – see Note 24 for further discussion.
Note 18. Equity Compensation Plans
At June 30, 2022 and December 31, 2021, 5,551,039 and 5,958,390 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan, totaled $39 million at June 30, 2022, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2022
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$84	$3,589	$26,473	$12,237	$—	$42,383
Equity grants	—	2,684	4,350	—	323	7,357
Performance-based valuation adjustment	—	—	—	(1,719)	—	(1,719)
Equity grant forfeitures	(5)	(339)	—	—	—	(344)
Equity compensation expense	(72)	(1,049)	(5,782)	(1,988)	(162)	(9,053)
Unrecognized Compensation Cost at End of Period	$7	$4,885	$25,041	$8,530	$161	$38,624
At June 30, 2022, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Awards ("RSAs")
At June 30, 2022 and December 31, 2021, there were 1,551 and 28,141 shares of RSAs outstanding, respectively. Restrictions on these shares lapse during 2022. During the six months ended June 30, 2022, there were no RSAs granted, restrictions on 26,249 RSAs lapsed and those shares were distributed, and 341 RSAs were forfeited.
Restricted Stock Units ("RSUs")
At June 30, 2022 and December 31, 2021, there were 486,546 and 431,072 RSUs outstanding, respectively. During the six months ended June 30, 2022, there were 206,179 RSUs granted, 120,154 RSUs distributed, and 30,551 RSUs forfeited. Unvested RSUs at June 30, 2022 vest through 2026.
Deferred Stock Units (“DSUs”)
At June 30, 2022 and December 31, 2021, there were 4,551,475 and 4,022,088 DSUs outstanding, respectively, of which 2,089,958 and 1,469,903, respectively, had vested. During the six months ended June 30, 2022, there were 824,875 DSUs granted, 295,488 DSUs distributed, and zero DSUs forfeited. Unvested DSUs at June 30, 2022 vest through 2026.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 18. Equity Compensation Plans - (continued)
Performance Stock Units (“PSUs”)
At June 30, 2022 and December 31, 2021, the target number of PSUs that were unvested was 1,267,849 and 1,473,883, respectively. Vesting for PSUs generally occurs three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended June 30, 2022, for PSUs granted in 2020 and 2021, we decreased the book value total shareholder return estimate for the 2022 performance period, reducing the future equity compensation expense related to these awards by $2 million.
For 206,034 target PSU awards that were granted in December 2018, the performance vesting period ended on January 1, 2022. These 2018 PSU awards failed to reach a threshold level under their performance-based vesting criteria and resulted in the vesting of no shares of our common stock underlying these PSUs.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2022 and December 31, 2021, 607,877 and 569,728 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2022.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2022 and 2021.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(33,414)	$76,907	$(102,236)	$47,634
Trading securities (2)	1,315	(1,095)	4,101	(374)
Risk management derivatives (3)	9,900	(55,740)	83,254	33,224
Other income (expense), net (4)	4,412	1,193	5,029	2,216
Total residential mortgage banking activities, net	(17,787)	21,265	(9,852)	82,700

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	(39,994)	25,966	(65,187)	36,214
Risk management derivatives (3)	15,487	(2,504)	32,520	1,354
Bridge loans, at fair value	116	2,225	2,251	3,269
Other income, net (5)	12,161	7,467	26,566	13,489
Total business purpose mortgage banking activities, net	(12,230)	33,154	(3,850)	54,326
Mortgage Banking Activities, Net	$(30,017)	$54,419	$(13,702)	$137,026
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
(4)Amounts in this line item include other fee income from loan acquisitions and provisions for repurchases, presented net.
(5)Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 20. Other Income, Net
The following table presents the components of Other income recorded in our consolidated statements of income for the three and six months ended June 30, 2022 and 2021.
Table 20.1 – Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
MSR income, net (1)	$5,376	$(43)	$9,679	$654
Bridge loan fees	1,473	911	2,463	1,604
Risk share income	323	861	783	1,743
Other	(166)	397	64	1,968
Other Income, Net	$7,006	$2,126	$12,989	$5,969
(1)Includes servicing fees and fair value changes for MSRs, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three and six months ended June 30, 2022 and 2021 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
General and Administrative Expenses
Fixed compensation expense	$12,110	$11,269	$26,738	$23,074
Annual variable compensation expense	1,811	12,508	5,168	31,177
Long-term incentive award expense (1)	5,532	5,682	11,192	9,851
Acquisition-related equity compensation expense (2)	—	1,212	—	2,424
Systems and consulting	3,703	3,272	6,887	6,249
Office costs	2,083	2,024	4,108	3,832
Accounting and legal	1,576	1,221	3,251	1,935
Corporate costs	1,000	873	1,864	1,564
Other	4,151	2,533	7,612	4,039
Total General and Administrative Expenses	31,966	40,594	66,820	84,145

Loan Acquisition Costs
Commissions	2,116	1,661	4,730	2,924
Underwriting costs	1,096	1,836	2,468	3,521
Transfer and holding costs	268	251	747	862
Total Loan Acquisition Costs	3,480	3,748	7,945	7,307

Other Expenses
Amortization of purchase-related intangible assets	3,306	3,873	6,840	7,746
Other	162	112	713	335
Total Other Expenses	3,468	3,985	7,553	8,081
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$38,914	$48,327	$82,318	$99,533
(1)For the three months ended June 30, 2022 and 2021, long-term incentive award expense included $5 million and $4 million of expense for awards settleable in shares of our common stock, and $0.4 million and $1 million of expense for awards settleable in cash, respectively. For the six months ended June 30, 2022 and 2021, long-term incentive award expense included $10 million and $7 million of expense for awards settleable in shares of our common stock, and $1 million and $3 million of expense for awards settleable in cash, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses - (continued)
Long-Term Cash-Based Awards and Cash Settled Deferred Stock Units
During the six months ended June 30, 2022, $2 million of long-term cash-based retention awards were granted to employees that will vest and be paid over a three-year period, subject to continued employment through the vesting periods from 2022 through 2025. At both June 30, 2022 and December 31, 2021, the unamortized compensation cost of long-term cash-based awards was $4 million.
During the six months ended June 30, 2022, there were no cash-settled deferred stock units granted to employees. Cash-settled deferred stock units that were granted in 2020 and 2021 vest over four years through 2025. At June 30, 2022 and December 31, 2021, the unamortized compensation cost of cash settled deferred stock units was $3 million and $7 million, respectively. The unamortized compensation cost is adjusted for changes in the value of our common stock at the end of each reporting period.
Refer to Note 21 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.
Note 22. Taxes
We believe that we have met all requirements for qualification as a REIT for federal income tax purposes. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income and meet certain other requirements that relate to, among others, the assets it holds, the income it generates, and the composition of its stockholders.
For the six months ended June 30, 2022 and 2021, we recognized a benefit from income taxes of $12 million and a provision for income taxes of $18 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2022 and 2021.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2022	June 30, 2021
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(22.4)%	(14.1)%
Change in valuation allowance	(4.4)%	(3.3)%
Dividends paid deduction	11.9%	(3.3)%
Effective Tax Rate	14.7%	8.9%
We assessed our tax positions for all open tax years (i.e., Federal, 2018 to 2022, and State, 2017 to 2022) at June 30, 2022 and December 31, 2021, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

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
The following tables present financial information by segment for the three and six months ended June 30, 2022 and 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 23. Segment Information - (continued)
Table 23.1 – Business Segment Financial Information

	Three Months Ended June 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$13,199	$8,586	$144,478	$1,192	$167,455
Interest expense	(8,297)	(4,258)	(102,589)	(11,823)	(126,967)
Net interest income	4,902	4,328	41,889	(10,631)	40,488
Non-interest (loss) income
Mortgage banking activities, net	(17,787)	(12,230)	—	—	(30,017)
Investment fair value changes, net	—	—	(98,111)	10,139	(87,972)
Other income, net	—	1,054	6,235	(283)	7,006
Realized gains, net	—	—	—	—	—
Total non-interest (loss) income, net	(17,787)	(11,176)	(91,876)	9,856	(110,983)
General and administrative expenses	(6,082)	(11,069)	(3,041)	(11,774)	(31,966)
Loan acquisition costs	(881)	(2,599)	—	—	(3,480)
Other expenses	74	(3,306)	(236)	—	(3,468)
Benefit from (provision for) income taxes	5,588	3,169	686	—	9,443
Segment Contribution	$(14,186)	$(20,653)	$(52,578)	$(12,549)
Net (Loss)					$(99,966)
Non-cash amortization (expense) income, net	$(760)	$(3,480)	$(1,450)	$(2,137)	$(7,827)

	Six Months Ended June 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$26,166	$13,427	$315,050	$2,212	$356,855
Interest expense	(15,233)	(6,826)	(219,171)	(22,035)	(263,265)
Net interest income	10,933	6,601	95,879	(19,823)	93,590
Non-interest (loss) income
Mortgage banking activities, net	(9,852)	(3,850)	—	—	(13,702)
Investment fair value changes, net	—	—	(103,517)	9,425	(94,092)
Other income, net	—	1,629	11,517	(157)	12,989
Realized gains, net	—	—	2,581	—	2,581
Total non-interest (loss) income, net	(9,852)	(2,221)	(89,419)	9,268	(92,224)
General and administrative expenses	(12,183)	(21,541)	(6,174)	(26,922)	(66,820)
Loan acquisition costs	(2,298)	(5,647)	—	—	(7,945)
Other expenses	74	(6,840)	(787)	—	(7,553)
Benefit from (provision for) income taxes	6,595	6,450	(1,144)	—	11,901
Segment Contribution	$(6,731)	$(23,198)	$(1,645)	$(37,477)
Net (Loss)					$(69,051)
Non-cash amortization (expense) income, net	$(298)	$(7,370)	$(9,644)	$(4,170)	$(21,482)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 23. Segment Information - (continued)

	Three Months Ended June 30, 2021
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$13,246	$3,026	$121,248	$1,175	$138,695
Interest expense	(7,618)	(1,521)	(88,693)	(10,233)	(108,065)
Net interest income	5,628	1,505	32,555	(9,058)	30,630
Non-interest income
Mortgage banking activities, net	21,265	33,154	—	—	54,419
Investment fair value changes, net	—	—	49,727	(247)	49,480
Other income, net	—	156	1,705	265	2,126
Realized gains, net	—	—	8,384	—	8,384
Total non-interest income, net	21,265	33,310	59,816	18	114,409
General and administrative expenses	(6,898)	(12,356)	(3,157)	(18,183)	(40,594)
Loan acquisition costs	(1,887)	(1,861)	—	—	(3,748)
Other expenses	—	(3,873)	(112)	—	(3,985)
Provision for income taxes	(3,725)	(2,182)	(780)	—	(6,687)
Segment Contribution	$14,383	$14,543	$88,322	$(27,223)
Net Income					$90,025
Non-cash amortization (expense) income, net	$(13)	$(4,054)	$7	$(1,955)	$(6,015)

	Six Months Ended June 30, 2021
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$20,825	$5,881	$237,757	$2,537	$267,000
Interest expense	(12,365)	(3,120)	(174,638)	(20,494)	(210,617)
Net interest income	8,460	2,761	63,119	(17,957)	56,383
Non-interest income
Mortgage banking activities, net	82,700	54,326	—	—	137,026
Investment fair value changes, net	—	—	95,488	(921)	94,567
Other income, net	—	278	5,279	412	5,969
Realized gains, net	—	—	11,100	—	11,100
Total non-interest income (loss), net	82,700	54,604	111,867	(509)	248,662
General and administrative expenses	(19,587)	(22,550)	(6,321)	(35,687)	(84,145)
Loan acquisition costs	(3,291)	(3,353)	(659)	(4)	(7,307)
Other expenses	(6)	(7,650)	(442)	17	(8,081)
Provision for income taxes	(13,211)	(3,503)	(1,516)	—	(18,230)
Segment Contribution	$55,065	$20,309	$166,048	$(54,140)
Net Income					$187,282
Non-cash amortization income (expense), net	$(16)	$(8,152)	$(227)	$(3,850)	$(12,245)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three and six months ended June 30, 2022 and 2021.

Table 23.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2022			2021
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$1,108	$84	$1,192	$1,169	$6	$1,175
Interest expense	(967)	(10,856)	(11,823)	(755)	(9,478)	(10,233)
Net interest income	141	(10,772)	(10,631)	414	(9,472)	(9,058)
Non-interest income
Investment fair value changes, net	(336)	10,475	10,139	(216)	(31)	(247)
Other income	—	(283)	(283)	—	265	265
Total non-interest income, net	(336)	10,192	9,856	(216)	234	18
General and administrative expenses	—	(11,774)	(11,774)	—	(18,183)	(18,183)
Loan acquisition costs	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—
Total	$(195)	$(12,354)	$(12,549)	$198	$(27,421)	$(27,223)

	Six Months Ended June 30,
	2022			2021
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$2,120	$92	$2,212	$2,517	$20	$2,537
Interest expense	(1,668)	(20,367)	(22,035)	(1,630)	(18,864)	(20,494)
Net interest income	452	(20,275)	(19,823)	887	(18,844)	(17,957)
Non-interest income
Investment fair value changes, net	(1,050)	10,475	9,425	(915)	(6)	(921)
Other income	—	(157)	(157)	—	412	412
Realized gains, net	—	—	—	—	—	—
Total non-interest income, net	(1,050)	10,318	9,268	(915)	406	(509)
General and administrative expenses	—	(26,922)	(26,922)	—	(35,687)	(35,687)
Loan acquisition costs	—	—	—	—	(4)	(4)
Other expenses	—	—	—	—	17	17
Total	$(598)	$(36,879)	$(37,477)	$(28)	$(54,112)	$(54,140)

(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents supplemental information by segment at June 30, 2022 and December 31, 2021.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Lending Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
June 30, 2022
Residential loans	$990,924	$—	$5,378,886	$208,789	$6,578,599
Business purpose loans	—	503,945	4,698,992	—	5,202,937
Consolidated Agency multifamily loans	—	—	443,114	—	443,114
Real estate securities	3,994	—	280,284	—	284,278
Other investments	—	—	615,807	63,860	679,667
Intangible assets	—	34,720	—	—	34,720
Total assets	1,032,281	645,428	11,513,520	684,307	13,875,536

December 31, 2021
Residential loans	$1,673,235	$—	$5,688,742	$230,455	$7,592,432
Business purpose loans	—	347,860	4,443,129	—	4,790,989
Consolidated Agency multifamily loans	—	—	473,514	—	473,514
Real estate securities	4,927	—	372,484	—	377,411
Other investments	—	—	606,267	35,702	641,969
Intangible assets	—	41,561	—	—	41,561
Total assets	1,716,285	464,967	11,770,486	755,206	14,706,944

Note 24. Subsequent Events

In July 2022, we completed the previously-announced acquisition of Riverbend Funding, LLC for an initial cash purchase price paid at closing of approximately $44 million (subject to certain adjustments including potential earnout consideration).

In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced our previous $100 million stock repurchase authorization. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities.

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
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2022 and future years, including statements regarding the economic impact of inflation, supply chain disruptions, and war in Europe; (iii) statements regarding our expectations with respect to Riverbend’s integration into, and effect upon, the Redwood and CoreVest businesses; (iv) statements related to our opportunities for growth, including opportunities to grow and increase our market share for our residential and business purpose lending mortgage banking platforms; (v) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, and that at June 30, 2022, our securities portfolio had approximately $391 million of net discount to par (approximately $3.35 per share), which we have the potential to recover over time; (vi) statements related to RWT Horizons and our strategic investment initiatives; (vii) statements relating to our estimate of our available capital (including that we estimate our available capital at June 30, 2022 was approximately $190 million); (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2022 and at June 30, 2022, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and residential mortgage loans subject to forward sale commitments; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2022; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
The second quarter of 2022 was marked by volatility, the impact of inflation, and rising mortgage rates. The ongoing repricing of interest rate-sensitive assets accelerated during the quarter, impacting the value of mortgage-related investments. Our positioning became decisively more conservative in order to manage mortgage credit and market risk, as we prioritized loan pipeline turnover and strong liquidity. We ended the second quarter with $371 million of unrestricted cash, low leverage and significant unencumbered assets, strong credit performance from our investment portfolio, and conservative volume in our mortgage banking pipelines at quarter-end.
Our book value declined approximately 10% during the quarter to $10.78 per share at June 30, 2022, primarily reflecting negative fair value changes impacting our investment portfolio. Our overall decline in GAAP book value included $(1.02) per share of investment portfolio fair value changes that primarily reflect unrealized mark-to-market losses due to credit spread widening. These assets remain on our balance sheet and we generally expect to hold them for the long term. We observed very little deterioration in expected future cash flows during the quarter. As a result, much of the GAAP losses in our investment portfolio segment were non-cash. At June 30, 2022, our securities portfolio had approximately $391 million of net discount to par (approximately $3.35 per share), which we have the potential to recover over time, offset by any net losses on the underlying loans(1). While we have previously seen book value upside potential from call rights on outstanding RMBS transactions, we expect call activity will remain limited in the near term given the overall interest rate and prepayment environment.
During the second quarter of 2022, we actively managed our jumbo residential and single-family rental (“SFR”) mortgage loan pipelines as interest rate volatility increased, guiding residential loan acquisition volumes lower for interest rate-sensitive assets (such as residential jumbo and business purpose term loans), and adjusting interest rates within our SFR pipeline to reflect current market conditions. Coupled with hedging discipline, this activity allowed us to mitigate the impact of negative market price movements in the underlying securities. In our Residential business, for example, margin declines during the second quarter were less than half the underperformance of jumbo loans versus their benchmarks during the same period.
We also continued to strengthen our capital position during the second quarter of 2022, including through the issuance of $215 million in convertible notes in June 2022, and the extension or initiation since January 1, 2022 of approximately $3.8 billion of warehouse financing capacity, over 60% of which is non-marginable(2). This allowed us to remain opportunistic, and we deployed approximately $245 million of capital during the second quarter, including $33 million into share repurchases at a significant discount to our June 30, 2022 book value. The remainder of capital deployment was primarily related to business purpose lending (“BPL”) investments, including bridge loans with higher interest rates, and growth in our home equity investment (“HEI”) portfolio. For capital deployed during the second quarter, we were focused on investment opportunities with lower interest-rate sensitivity and target yields approximately in the range of 12% to 18%.(3)
Our mortgage banking platforms will remain focused on returning to profitability and maintaining a stable market presence. The functions we serve in the non-Agency mortgage finance ecosystem remain a critical source of market liquidity for hundreds of mortgage originators, thousands of real estate investors, and a deep cohort of whole loan and RMBS investors. While sentiment has begun to improve, most market participants remain uncertain around the direction of the economy, and we suspect that the sentiment of most will follow the Federal Reserve's monetary policy actions and the resulting path of interest rates. We will continue to prioritize the path to consistent profitability, which we expect to entail lower loan acquisition and origination volume levels in the near-term relative to our long-term strategic growth ambitions.
As a direct BPL lender, we leverage technology to serve our clients more quickly, and closely monitor our net cost to originate. We can also pivot efficiently to meet both borrower demand and appropriate risk and return thresholds for our capital. As such, approximately 60% of second quarter BPL originations were primarily floating-rate bridge loans. While second quarter BPL mortgage banking income was impacted by significant spread widening on our securitizations, we adjusted our loan pricing and interest rates and continued to observe strong demand for bridge loans, with borrowers accepting higher interest rates for shorter-term loans with more prepayment flexibility. While we expect BPL origination volume to likely slow in the second half of the year, we believe we can continue to serve our borrowers in ways many others cannot.
We have recently witnessed significant retrenchment by other market participants that we do not believe possess the liquidity or track record to survive a sustained market downturn. Many of these companies had only commenced operations in recent years, during the most accommodating period in the history of the mortgage market due to quantitative easing by the Federal Reserve and historically low mortgage rates. We expect this trend to bode well for Redwood, in terms of opportunities for both organic growth and further strategic acquisitions. We have already seen credit standards begin to tighten for a number of other lenders, offering us an opportunity to increase our competitive advantage and market share.

We expect to continue to evaluate strategic merger and acquisition opportunities, with an emphasis on identifying leading platforms that can be potentially acquired at favorable prices compared to recent years. On July 1, 2022, we successfully closed the acquisition of Riverbend Funding, LLC (“Riverbend”). We anticipate full integration with Riverbend to be complete by the end of 2022. We believe Riverbend’s bridge loan origination capability will add valuable diversity to CoreVest’s existing loan product and geographic scope.
We continue to remain focused on the fundamentals supporting our long-term investment portfolio. Many of our assets are now well seasoned, with continued expectations of pay performance and low losses driven in part by recent home price appreciation. For instance, the loans underlying our SLST reperforming loan investments, which constitute approximately 20% of our investment portfolio (by capital), have over 15 years of seasoning, declining delinquencies (from issuance), cumulative losses of less than 0.2% and home price appreciation-adjusted loan-to-value ratios of approximately 45%. Overall, across our investment portfolio delinquencies remain low – at June 30, 2022, 90+ day delinquencies within our jumbo, SFR and bridge portfolios stood at 1.7%, 2.4% and 2.6%, respectively.
Following active use of our share repurchase program in the second quarter, in July 2022, we announced a new $125 million common stock repurchase program (replacing our previously approved repurchase plan from 2018) and continued our previous authorization for the repurchase of outstanding corporate debt. As we look towards the remainder of the year, we view current market challenges as significant long-term opportunities for Redwood. The housing market remains woefully undersupplied, creating a durable technical driver that supports investments in residential credit across a broad array of economic scenarios. We will continue to maintain a patient, long-term investor mindset, aggressively manage risk, and work diligently to enhance our franchise value while pursuing efficiencies.

Footnotes to Business update
_________________________________________________________________________________________________________

(1)    Based on our current estimates, we believe low realized losses and ultimate recovery of asset values will help us realize positive fair value changes for our investment portfolio over time. There are several factors that may impact our ability to recover all, or a portion, of these fair value changes which may be be out of our control, including credit performance and prepayment speeds, and which may cause our actual results to vary.
(2)    Not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent.
(3)    Target yields are based on our current market observations, estimates and assumptions, including our assumptions regarding credit losses, prepayment speeds, market interest rates, and discount rates, all of which are subject to significant uncertainty and which may cause our actual results to vary. We continue to believe that today’s investing environment is attractive and, over future quarters, we intend to deliberately deploy available capital into accretive opportunities across organic and third-party investments, including potential common stock repurchases.

Second Quarter Overview
The following table presents key financial metrics for the three and six months ended June 30, 2022.
Table 1 – Key Financial Results and Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2022	June 30, 2022
Net (loss) income per diluted common share	$(0.85)	$(0.60)
Annualized GAAP return on equity	(28.8)%	(9.8)%
Dividends per share	$0.23	$0.46
Book value per share	$10.78	$10.78
Economic return on book value (1)	(8.3)%	(6.8)%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
Operational Business Highlights
Investment Portfolio
•Deployed $166 million of capital into new, attractively priced organic and third-party investments
•Credit performance remained strong with stable delinquencies and continued home price appreciation
Business Purpose Mortgage Banking
•Funded $923 million in business purpose loans, essentially flat with first quarter 2022 fundings
◦Second quarter fundings included $561 million of bridge loans (up 35% from the first quarter) and $361 million of single-family rental loans (down 28% from the first quarter)
•Securitized $563 million of loans in two transactions (one backed by $313 million of SFR loans, and one backed by $250 million of bridge loans with a 24-month revolving feature)
•Received a special servicing ranking from DBRS Morningstar, acknowledging CoreVest's successful performance in loan management
Residential Mortgage Banking
•Distributed $1.2 billion of jumbo loans through whole loan sales; at June 30, 2022, total net jumbo loan exposure was $751 million, down 44% from the end of the first quarter
•Locked $1.0 billion of jumbo loans, down from $2.6 billion in first quarter 2022; loan purchase commitments were $0.5 billion, down from $2.0 billion in first quarter 2022
◦Second quarter lock mix was 82% purchase money loans and 18% refinancings
Financing Highlights
•Maintained robust balance sheet with unrestricted cash of $371 million and available capital of $190 million at June 30, 2022 (available capital reflects the subtraction of approximately $44 million for the initial cash purchase price paid at closing in connection with the acquisition of Riverbend following the end of the second quarter of 2022)
•Successfully closed new warehouse facility with up to $400 million of capacity to fund CLO-eligible multifamily bridge loans originated by CoreVest
•Raised $215 million of gross proceeds through a convertible notes offering with a 5-year term; use of proceeds includes opportunistic deployment of capital into attractive investments in our investment portfolio and operating businesses
•Repurchased 3.7 million shares of Redwood’s common stock at a cost of $33 million (including $25 million purchased in conjunction with RWT’s June convertible notes offering and an additional $8 million through open market purchases), resulting in $0.10 per share of book value accretion in the second quarter
RWT Horizons Highlights
•Completed three new investments in the second quarter of 2022
•Recognized approximately $10 million of pre-tax valuation gain from an early RWT Horizons investment

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2022 and 2021. Most tables include a "change" column that shows the amount by which the results from 2022 are greater or less than the results from the respective period in 2021. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2022, compared to the second quarter of 2021, and increases or decreases during the "six-month periods" refer to the change in results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Consolidated Results of Operations
The following table presents the components of our net (loss) income for the three and six months ended June 30, 2022 and 2021.
Table 2 – Net (Loss) Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2022	2021	Change	2022	2021	Change
Net Interest Income	$40,488	$30,630	$9,858	$93,590	$56,383	$37,207
Non-interest Income
Mortgage banking activities, net	(30,017)	54,419	(84,436)	(13,702)	137,026	(150,728)
Investment fair value changes, net	(87,972)	49,480	(137,452)	(94,092)	94,567	(188,659)
Other income, net	7,006	2,126	4,880	12,989	5,969	7,020
Realized gains, net	—	8,384	(8,384)	2,581	11,100	(8,519)
Total non-interest (loss) income, net	(110,983)	114,409	(225,392)	(92,224)	248,662	(340,886)
General and administrative expenses	(31,966)	(40,594)	8,628	(66,820)	(84,145)	17,325
Loan acquisition costs	(3,480)	(3,748)	268	(7,945)	(7,307)	(638)
Other expenses	(3,468)	(3,985)	517	(7,553)	(8,081)	528
Net (loss) income before income taxes	(109,409)	96,712	(206,121)	(80,952)	205,512	(286,464)
Benefit from (provision for) income taxes	9,443	(6,687)	16,130	11,901	(18,230)	30,131
Net (Loss) Income	$(99,966)	$90,025	$(189,991)	$(69,051)	$187,282	$(256,333)
Diluted (loss) earnings per common share	$(0.85)	$0.66	$(1.51)	$(0.60)	$1.38	$(1.98)
Net Interest Income
The increase in net interest income during the three- and six-month periods was primarily attributable to the performance of our investment portfolio, which accounted for $9 million and $33 million of the increase, respectively, and generally resulted from higher average asset balances in 2022, as we increased our investments in bridge loans and bonds we retained from CoreVest SFR securitizations during the prior twelve months. Additionally, we recognized elevated levels of discount accretion on our available-for-sale securities and yield maintenance income on our SFR securities during the first quarter of 2022. In association with a rise in interest rates during 2022 that accelerated into the second quarter, prepayment speeds on many of our assets slowed and discount accretion on our available-for-sale securities decreased meaningfully and we also experienced lower yield maintenance income on our SFR securities in the second quarter.
The increase in net interest income during the three- and six-month periods was also attributable to higher average balances of SFR loans held in inventory at our business purpose mortgage banking business, which accounted for $3 million and $4 million of the increase, respectively. Net interest income from residential mortgage banking activities increased by $2 million for the six-month periods, but decreased by $0.7 million during the three months periods, as we conservatively positioned our pipeline in the second quarter of 2022 given the challenging market backdrop.
While our overall weighted average cost of funds declined during the three- and six-month periods, given rising benchmark interest rates, we expect our borrowing costs in general to increase in the near-term. However, given our relative balance of fixed and floating rate assets and liabilities, we expect the net impact to net interest income to be muted. Additionally, in June we issued new convertible notes that will negatively impact net interest income in the near term, until the capital is deployed into interest earning assets.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.

Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three-month periods was attributable to a $39 million decrease from our Residential Mortgage Banking operations and a $45 million decrease from our Business Purpose Mortgage Banking operations. The decrease in income from mortgage banking activities during the six-month periods was attributable to a $93 million decrease from our Residential Mortgage Banking operations and a $58 million decrease from our Business Purpose Mortgage Banking operations.
The decreases from Residential Mortgage Banking operations were attributable to lower acquisition volumes as well as decreased margins during 2022. A sharp increase in mortgage rates during the first half of 2022 resulted in a decrease in residential mortgage origination activity industry-wide, which also negatively impacted our loan acquisition volumes. Additionally, given market volatility, we focused on risk management and were deliberate in moderating volume and transferring financial risk quickly in the second quarter of 2022. Margins and profitability during the first half of 2022 were impacted by wider credit spreads for securitizations and whole loans, as well as increased rate volatility, which resulted in higher hedging costs.
Despite record volumes during the first half of 2022, Business Purpose Mortgage Banking activities produced losses as continued market volatility and extreme credit spread widening, which accelerated into the second quarter of 2022, negatively impacted valuations of our loan inventory held-for-sale and resulted in lower margins for SFR loans we originated during the quarter.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option. During the three and six months ended June 30, 2022, negative investment fair value changes reflected extreme levels of credit spread widening across many of our investments, partially offset by fair value increases in our IO securities and MSRs, which benefited from rising interest rates, and our home equity investments, which benefited from continued home price appreciation. Negative fair value changes primarily reflected unrealized mark-to-market losses, while fundamental credit performance, including delinquencies and LTVs, remained stable across most of our portfolio.
During the three and six months ended June 30, 2021, positive investment fair value changes reflected improvements in credit performance and credit spread tightening across our investment portfolio.
Additional detail on our investment fair value changes during 2022 is included in the “Results of Operations by Segment” section that follows as well as Table 5.6 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Income
The increase in other income for the three- and six-month periods primarily resulted from higher income on our MSR investments, which accounted for $5 million and $9 million of the increase, respectively. The increase in income from MSRs was primarily due to positive valuation changes resulting from a slowdown in prepayment speeds during the first half of 2022 as interest rates rose.
Additional detail on our other income is presented in Table 20.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Realized Gains, Net
During the three and six months ended June 30, 2022, we realized gains of zero and $3 million, primarily resulting from calls associated with third-party available-for-sale ("AFS") securities during the first quarter of 2022. During the three and six months ended June 30, 2021, we realized gains of $8 million and $11 million, respectively, primarily resulting from the call of one and four seasoned Sequoia securitizations, respectively.

General and Administrative Expenses
General and administration expenses decreased for the three- and six-month periods, primarily due to $11 million and $26 million decreases in variable compensation expense, respectively, associated with the decreases in earnings during the respective periods. While variable compensation expenses have been lower in the first half of 2022 compared to the first half of 2021, we anticipate incurring increased compensation expense in the second half of 2022 to the extent we provide retention-based compensation to employees. Fixed compensation expense in the second quarter of 2022 included a $2 million benefit from a payroll tax refund related to a prior year that was realized during the quarter. These decreases were partially offset by higher compensation expenses associated with an increased headcount in 2022 and higher per-employee costs.
Additional detail on our General and administrative expenses is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Loan Acquisition Costs
Loan acquisition costs for our business purpose mortgage banking operations increased $1 million and $2 million for the three- and six-month periods, respectively, as a result of higher loan origination volumes in 2022. These increases were offset by a decrease in loan origination costs of $1 million during the second quarter of 2022 at our residential mortgage banking operations, as a result of lower acquisition volumes during the quarter.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The switch to a tax benefit from a tax provision year-over-year was primarily the result of GAAP losses at our TRS during the first half of 2022 versus GAAP income earned during the same periods in 2021.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and six months ended June 30, 2022 and 2021.
Table 3 – Net Interest Income

	Three Months Ended June 30,
	2022			2021
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$15,463	$1,507,928	4.1%	$13,266	$1,825,086	2.9%
Residential loans - HFI at Legacy Sequoia (2)	1,108	213,793	2.1%	1,169	263,735	1.8%
Residential loans - HFI at Sequoia (2)	31,923	3,778,552	3.4%	14,492	1,444,831	4.0%
Residential loans - HFI at Freddie Mac SLST (2)	16,553	1,725,030	3.8%	19,506	2,111,445	3.7%
Business purpose loans - HFS	8,715	602,597	5.8%	3,167	252,233	5.0%
Business purpose loans - HFI	15,611	978,086	6.4%	12,307	667,956	7.4%
Single-family rental loans - HFI at CAFL (2)	49,878	2,976,988	6.7%	54,849	3,336,773	6.6%
Bridge loans - HFI at CAFL (2)	6,730	416,288	6.5%	—	—	—%
Multifamily loans at Freddie Mac K-Series (2)	4,732	448,002	4.2%	4,860	488,715	4.0%
Trading securities	4,327	155,168	11.2%	5,527	140,115	15.8%
Available-for-sale securities	3,501	137,179	10.2%	3,752	128,413	11.7%
Other interest income	8,914	870,538	4.1%	5,800	779,236	3.0%
Total interest income	167,455	13,810,149	4.9%	138,695	11,438,538	4.9%
Interest Expense
Short-term debt facilities	(11,819)	1,598,593	(3.0)%	(10,085)	1,850,913	(2.2)%
Short-term debt - servicer advance financing	(1,842)	232,942	(3.2)%	(1,110)	164,154	(2.7)%
ABS issued - Legacy Sequoia (2)	(967)	212,033	(1.8)%	(755)	260,857	(1.2)%
ABS issued - Sequoia (2)	(28,329)	3,536,911	(3.2)%	(11,374)	1,220,211	(3.7)%
ABS issued - Freddie Mac SLST (2)	(13,372)	1,419,538	(3.8)%	(16,611)	1,864,842	(3.6)%
ABS issued - Freddie Mac K-Series (2)	(4,351)	416,148	(4.2)%	(4,478)	459,344	(3.9)%
ABS issued - CAFL (2)	(41,840)	2,984,375	(5.6)%	(43,201)	3,087,741	(5.6)%
Long-term debt facilities	(13,592)	1,405,431	(3.9)%	(10,972)	674,306	(6.5)%
Long-term debt - corporate	(10,855)	703,810	(6.2)%	(9,479)	650,953	(5.8)%
Total interest expense	(126,967)	12,509,781	(4.1)%	(108,065)	10,233,321	(4.2)%
Net Interest Income	$40,488			$30,630

	Six Months Ended June 30,
	2022			2021
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$30,356	$1,620,642	3.7%	$19,931	$1,381,960	2.9%
Residential loans - HFI at Legacy Sequoia (2)	$2,120	$218,032	1.9%	2,517	268,724	1.9%
Residential loans - HFI at Sequoia (2)	$64,021	$3,865,980	3.3%	29,975	1,414,397	4.2%
Residential loans - HFI at Freddie Mac SLST (2)	$33,753	$1,777,180	3.8%	39,665	2,143,942	3.7%
Business purpose loans - HFS	$13,753	$537,053	5.1%	6,014	258,600	4.7%
Business purpose loans - HFI	$27,538	$844,682	6.5%	24,775	649,943	7.6%
Single-family rental loans - HFI at CAFL (2)	$122,671	$3,127,065	7.8%	103,722	3,296,042	6.3%
Bridge loans - HFI at CAFL(2)	$11,271	$353,181	6.4%	—	—	—%
Multifamily loans at Freddie Mac K-Series (2)	$9,485	$457,750	4.1%	9,646	491,282	3.9%
Trading securities	9,596	162,202	11.8%	11,423	136,336	16.8%
Available-for-sale securities	14,187	137,608	20.6%	7,519	132,823	11.3%
Other interest income	18,104	928,072	3.9%	11,813	801,270	2.9%
Total interest income	356,855	14,029,447	5.1%	267,000	10,975,319	4.9%
Interest Expense
Short-term debt facilities	(21,645)	1,662,458	(2.6)%	(16,572)	1,423,017	(2.3)%
Short-term debt - servicer advance financing	(3,504)	250,009	(2.8)%	(2,396)	175,132	(2.7)%
ABS issued - Legacy Sequoia (2)	(1,668)	215,911	(1.5)%	(1,630)	265,430	(1.2)%
ABS issued - Sequoia (2)	(56,500)	3,622,067	(3.1)%	(23,480)	1,192,582	(3.9)%
ABS issued - Freddie Mac SLST (2)	(27,457)	1,473,896	(3.7)%	(33,982)	1,906,613	(3.6)%
ABS issued - Freddie Mac K-Series (2)	(8,722)	425,946	(4.1)%	(8,834)	462,962	(3.8)%
ABS issued - CAFL (2)	(100,207)	3,120,553	(6.4)%	(81,054)	3,046,141	(5.3)%
Long-term debt facilities	(23,200)	1,272,918	(3.6)%	(23,804)	723,861	(6.6)%
Long-term debt - FHLBC	—	—	—%	(2)	558	(0.7)%
Long-term debt - corporate	(20,362)	678,442	(6.0)%	(18,863)	650,508	(5.8)%
Total interest expense	(263,265)	12,936,978	(4.1)%	(210,617)	9,846,804	(4.3)%
Net Interest Income	$93,590			$56,383
(1)Average balances for residential loans held-for-sale, residential loans held-for-investment, business purpose loans, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for certain ABS issued, which is based upon fair value.
(2)Interest income from residential loans held-for-investment ("HFI") at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities. Interest income from residential loans - HFI at Freddie Mac SLST and the interest expense from ABS issued - Freddie Mac SLST represent activity from our consolidated Freddie Mac SLST entities. Interest income from multifamily loans at Freddie Mac K-Series and the interest expense from ABS issued - Freddie Mac K-Series represent activity from our consolidated Freddie Mac K-Series entities. Interest income from single-family rental loans - HFI at CAFL, bridge loans - HFI at CAFL and the interest expense from ABS issued - CAFL represent activity from our consolidated CAFL entities.

Results of Operations by Segment
We report on our business using three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our three segments reconciled to our consolidated net (loss) income for the three and six months ended June 30, 2022 and 2021.
Table 4 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Segment Contribution from:
Residential Mortgage Banking	$(14,186)	$14,383	$(28,569)	$(6,731)	$55,065	$(61,796)
Business Purpose Mortgage Banking	(20,653)	14,543	(35,196)	(23,198)	20,309	(43,507)
Investment Portfolio	(52,578)	88,322	(140,900)	(1,645)	166,048	(167,693)
Corporate/Other	(12,549)	(27,223)	14,674	(37,477)	(54,140)	16,663
Net (Loss) Income	$(99,966)	$90,025	$(189,991)	$(69,051)	$187,282	$(256,333)
The sections that follow provide further detail for our three business segments and their results of operations for the three and six months ended June 30, 2022.
Corporate/Other
The decrease in net expense from Corporate/Other for the three- and six-month periods was primarily due to $6 million and $9 million, respectively, of lower compensation expense for corporate employees, primarily related to variable compensation, which decreased in association with lower earnings year-over-year. In addition, other income increased by approximately $10 million, resulting from pre-tax valuation gains recognized in the second quarter of 2022 from an early RWT Horizons investment. These decreases were partially offset by increased net interest expense of $2 million in the second quarter of 2022, primarily related to the issuance of new convertible notes in June 2022.

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
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three and six months ended June 30, 2022.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2022	June 30, 2022
Balance at beginning of period	$1,101,006	$1,673,236
Acquisitions	1,137,466	3,145,911
Sales	(1,200,885)	(3,050,759)
Transfers between segments (1)	—	(684,491)
Principal repayments	(22,146)	(43,285)
Changes in fair value, net	(24,517)	(49,688)
Balance at End of Period	$990,924	$990,924
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three and six months ended June 30, 2022, our residential mortgage loan conduit locked $1.01 billion and $3.64 billion of loans ($0.54 billion and $2.49 billion adjusted for expected pipeline fallout - i.e., loan purchase commitments), including $824 million and $3.21 billion of Select loans and $188 million and $430 million of Choice loans, and purchased $1.14 billion and $3.15 billion of loans, respectively. During the three and six months ended June 30, 2022, approximately 82% and 69% of locked loans were purchase-money loans and 18% and 31% were refinancings, respectively. During the three and six months ended June 30, 2022, we distributed $1.24 billion and $3.07 billion of loans (unpaid principal balance) through whole loan sales, respectively. During the six months ended June 30, 2022, we completed one securitization backed by $687 million of loans (unpaid principal balance).
During the second quarter of 2022, we focused on transferring financial risk and selling our lower-coupon inventory expediently to whole loan investors. When markets normalize, we expect securitization activity to pick up, particularly as banks seek a place to invest deposits. At June 30, 2022, we had total net loan exposure of $751 million (down 44% from March 31, 2022), including $991 million of loans in inventory on our balance sheet, $285 million of loans identified for purchase (locked loans, unadjusted for fallout), and $541 million of forward sale agreements for loans. As of June 30, 2022, we had sold substantially all of our lower coupon jumbo mortgages, and our remaining mortgage banking loan inventory had an average mortgage rate over 5%.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At June 30, 2022, we had residential warehouse facilities outstanding with seven different counterparties, with $2.75 billion of total capacity and $1.66 billion of available capacity. These included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $1.38 billion of total capacity and marginable facilities with $1.38 billion of total capacity.

The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment during the three and six months ended June 30, 2022.
Table 6 – Residential Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Mortgage banking (loss) income	$(12,885)	$26,893	$(39,778)	$1,081	$91,160	$(90,079)
Operating expenses	(6,889)	(8,785)	1,896	(14,407)	(22,884)	8,477
Benefit from (provision for) income taxes	5,588	(3,725)	9,313	6,595	(13,211)	19,806
Segment Contribution	$(14,186)	$14,383	$(28,569)	$(6,731)	$55,065	$(61,796)
Loan purchase commitments (loan locks, adjusted for expected fallout)	$537,925	$2,743,105	$(2,205,180)	$2,493,866	$6,253,397	$(3,759,531)
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
The decrease in contribution from our residential mortgage banking operations during the three- and six-month periods was primarily attributable to lower mortgage banking activities income, as discussed in the preceding Consolidated Results of Operations section of this MD&A. These decreases in income were partially offset by lower general and administrative expenses, which declined during the three- and six-month periods, primarily due to lower variable compensation expenses.
Our gross margin (mortgage banking income earned in the period divided by loan purchase commitments entered into during the period) for the second quarter of 2022 was negative 240 basis points, a decrease from 71 basis points during the first quarter of 2022. As discussed previously, our margins during the second quarter of 2022 were negatively impacted by wider credit spreads during the quarter, and in particular from the impact of spread widening on our inventory from March 31, 2022 that we carried into the second quarter. While we began to see some stabilization in interest rates and credit spread moderation during July 2022, a re-widening of credit spreads or further rate volatility could continue to negatively impact our margins and profitability.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the second quarter of 2022 was due to an overall GAAP loss incurred at our TRS during that period.

Business Purpose Mortgage Banking Segment
Our Business Purpose Mortgage Banking segment consists of a platform that originates and acquires business purpose loans (consisting of SFR loans and bridge loans) for subsequent securitization, sale, or transfer into our investment portfolio. SFR loans are business purpose mortgage loans to investors in single-family (primarily 1-4 unit) rental properties. Bridge loans are business purpose mortgage loans to investors rehabilitating and subsequently reselling or renting residential and multifamily properties. We typically originate SFR loans and distribute most of our SFR loans through our CAFL private-label securitization program and on occasion will sell as whole loans. We originate and acquire bridge loans and typically transfer these loans into our Investment Portfolio where they will be retained for investment, and on occasion may sell as whole loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of single-family rental loans held-for-sale.
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

On July 1, 2022, we closed the previously announced acquisition of Riverbend, a private mortgage lender to investors in transitional residential and multifamily real estate. This acquisition adds capacity, product breadth and geographic footprint to our existing bridge loan origination platform.
The following table provides business purpose loan origination activity at Redwood during the three and six months ended June 30, 2022.
Table 7 – Business Purpose Loans — Funding Activity

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(In Thousands)	Single-Family Rental	Bridge (1)	Total	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$505,889	$—	$505,889	$358,309	$—	$358,309
Fundings	361,731	561,264	922,995	866,912	976,185	1,843,097
Sales	—	—	—	(331,750)	—	(331,750)
Transfers between segments (2)	(295,037)	(560,128)	(855,165)	(295,037)	(977,424)	(1,272,461)
Principal repayments	(30,201)	—	(30,201)	(31,584)	—	(31,584)
Changes in fair value, net	(37,211)	(1,136)	(38,347)	(61,679)	1,239	(60,440)
Fair Value at End of Period	$505,171	$—	$505,171	$505,171	$—	$505,171
(1)We originate bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income. For bridge loans held at our REIT that are transferred into our CAFL bridge securitizations, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income. Once loans are transferred into a securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income. For the carrying value and activity of our bridge loans held-for-investment, see the Investment Portfolio section that follows.
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
Single-family rental loan fundings for the three and six months ended June 30, 2022 included $38 million and $100 million of loans acquired from third parties, respectively. Bridge loan fundings for the three and six months ended June 30, 2022 included $19 million and $22 million of loans acquired from third parties, respectively. During the three and six months ended June 30, 2022, we completed two business purpose loan securitizations, one backed by approximately $250 million of bridge loans that includes a 24-month revolving feature, and one backed by $313 million of SFR loans. At June 30, 2022, we had $505 million of single-family rental loans in inventory on our balance sheet.
During the second quarter of 2022, demand for business purpose loans remained strong as rates moved higher. Given continued rate volatility, our borrowers opted for short-term fully prepayable bridge loans relative to term loans, leading to strong volumes in bridge (up 35% from the first quarter of 2022) – particularly in multifamily (up 31% from the first quarter of 2022) and renovate/build-to-rent (up 74% from the first quarter of 2022).
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At June 30, 2022, we had business purpose warehouse facilities outstanding with five different counterparties, with $2.25 billion of total capacity (used for both SFR and bridge loans) and $997 million of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).

The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the three and six months ended June 30, 2022.
Table 8 – Business Purpose Mortgage Banking Earnings Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Mortgage banking income	$(6,848)	$34,815	$(41,663)	$4,380	$57,365	$(52,985)
Operating expenses	(16,974)	(18,090)	1,116	(34,028)	(33,553)	(475)
Benefit from income taxes	3,169	(2,182)	5,351	6,450	(3,503)	9,953
Segment Contribution	$(20,653)	$14,543	$(35,196)	$(23,198)	$20,309	$(43,507)
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
The decrease in contribution from our business purpose mortgage banking operations during the three- and six-month periods was primarily attributable to lower mortgage banking activities income. While higher loan origination volumes during 2022 contributed to increased origination fees and higher net interest income earned on loan inventory during the first half of 2022, severe credit spread widening significantly impacted margins and profitability. Continued rate volatility or a further widening of spreads would continue to impact our margins and profitability at this business.
General and administrative expenses declined during the three- and six-month periods, primarily due to lower variable compensation expenses. These decreases were partially offset by higher fixed compensation and other costs associated with an increased headcount during 2022. Additionally, higher funding volumes in the first half of 2022 resulted in higher loan acquisition costs relative to 2021.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the first half of 2022 was due to an overall GAAP loss incurred at our TRS during that period.

Investment Portfolio Segment
Our Investment Portfolio segment consists of investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose securitization activities (some of which we consolidate for GAAP purposes), business purpose residential and multifamily bridge loans, as well as third-party investments including RMBS issued by third parties (including Agency CRT securities), investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, HEIs, and other housing-related investments. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents details of our Investment Portfolio at June 30, 2022 and December 31, 2021 organized by investments organically created through our mortgage banking segments and acquired from third-parties. Amounts presented in the table represent our retained economic investments in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.

Table 9 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	June 30, 2022	December 31, 2021
Organic Residential Investments
Residential loans at Redwood (1)	$222,143	$172,047
Residential securities at Redwood (2)	112,562	143,838
Residential securities at consolidated Sequoia entities (3)	236,777	245,417
Other investments (4)	50,150	12,438
Organic Business Purpose Investments
Bridge loans	1,651,489	944,606
Single-family rental securities at consolidated CAFL SFR entities (5)	307,413	301,506
Other investments	1,869	5,935
Third-Party Investments
Residential securities at Redwood	146,382	195,930
Residential securities at consolidated Freddie Mac SLST entities (6)	390,417	444,751
Multifamily securities at Redwood	21,129	32,715
Multifamily securities at consolidated Freddie Mac K-Series entities (7)	31,732	31,657
Servicing investments (8)	96,487	102,540
HEIs (9)	145,003	43,638
Other investments	8,633	10,400
Total Segment Investments	$3,422,186	$2,687,418
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Excludes $4 million of trading securities that are designated as hedges for our mortgage banking operations and are not considered part of our investment portfolio.
(3)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.53 billion of loans and $3.29 billion of ABS issued associated with these investments at June 30, 2022. We consolidated $3.63 billion of loans and $3.38 billion of ABS issued associated with these investments at December 31, 2021.
(4)Organic residential other investments at June 30, 2022 includes net risk share investments of $27 million, representing $34 million of restricted cash and other assets, net of other liabilities of $7 million.
(5)Represents our retained economic investment in securities issued by consolidated CAFL SFR securitization VIEs. For GAAP purposes, we consolidated $3.05 billion of loans and $2.73 billion of ABS issued associated with these investments at June 30, 2022. We consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2021.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.63 billion of loans and $1.24 billion of ABS issued associated with these investments at June 30, 2022. We consolidated $1.89 billion of loans and $1.45 billion of ABS issued associated with these investments at December 31, 2021.
(7)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $443 million of loans and $411 million of ABS issued associated with these investments at June 30, 2022. We consolidated $474 million of loans and $442 million of ABS issued associated with these investments at December 31, 2021.
(8)Represents our economic investment in consolidated Servicing Investment variable interest entities. At June 30, 2022, for GAAP purposes, we consolidated $305 million of servicing investments and $232 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2021, for GAAP purposes, we consolidated $385 million of servicing investments and $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(9)At June 30, 2022 and December 31, 2021, represents HEIs owned at Redwood of $130 million and $33 million, respectively, and our retained economic investment in securities issued by the consolidated HEI securitization entity of $15 million and $10 million, respectively. At June 30, 2022, for GAAP purposes, we consolidated $146 million of HEIs and $110 million of ABS issued, as well as other assets and liabilities for this entity. At December 31, 2021, for GAAP purposes, we consolidated $160 million of HEIs and $137 million of ABS issued, as well as other assets and liabilities for this entity.
The growth in our Investment Portfolio during the first half of 2022 was primarily attributable to a net increase in business purpose bridge loans, the acquisition of residential jumbo loans from calls and incremental investments in HEIs through a third-party flow purchase agreement. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.

The following table presents an earnings summary for our Investment Portfolio segment for the three and six months ended June 30, 2022.
Table 10 – Investment Portfolio Earnings Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Net interest income	$41,889	$32,555	$9,334	$95,879	$63,119	$32,760
Investment fair value changes, net	(98,111)	49,727	(147,838)	(103,517)	95,488	(199,005)
Other income, net	6,235	1,705	4,530	11,517	5,279	6,238
Realized gains, net	—	8,384	(8,384)	2,581	11,100	(8,519)
Operating expenses	(3,277)	(3,269)	(8)	(6,961)	(7,422)	461
Benefit from (provision for) income taxes	686	(780)	1,466	(1,144)	(1,516)	372
Segment Contribution	$(52,578)	$88,322	$(140,900)	$(1,645)	$166,048	$(167,693)
The decrease in contribution from the investment portfolio during the three- and six-month periods was primarily attributable to negative investment fair value changes, as discussed in the preceding Consolidated Results of Operations section of this MD&A. These decreases were partially offset by higher net interest income and other income during the three- and six-month periods, each as discussed in the Consolidated Results of Operations section of this MD&A.
Net interest income during the first quarter of 2022 included approximately $8 million of yield maintenance income (triggered by prepayments) received on retained SFR securities. During the second quarter of 2022, interest rates increased sharply, prepayments slowed and yield maintenance income on retained SFR securities declined to $4 million. Additionally, during the first quarter of 2022, we recorded $8 million of discount accretion for AFS securities, much of which was associated with securities we expected to be called given high prepayment speeds experienced during 2021. As a result of interest rate increases during the first half of 2022, expected call dates were extended for certain available-for-sale securities and discount accretion income from these securities declined, resulting in $1 million of total discount accretion in the second quarter of 2022.
Investment fair value changes is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and hedges associated with these investments (see Table 5.6 in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes – difference in amount from the table above to Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other). The negative investment fair value changes in the first half of 2022 were nearly all unrealized and resulted primarily from credit spread widening across many of our investments, which began in the first quarter and increased sharply during the end of the second quarter. Rising interest rates and slower actual and expected prepayment speeds resulted in positive fair value changes for our interest only securities, and hedges allocated to our investment portfolio, and credit improvements benefited several of our investments, including in particular our retained CAFL SFR securities and bridge loans. While our investments generally continue to experience stable credit performance, further spread widening or a deterioration in credit could result in additional negative investment fair value changes for our investments.
Other income within this segment is primarily comprised of income (loss) from our MSR investments, bridge loan extension fees, and risk share investment income. Details on the composition of Other income is included in Note 20 in Part I, Item 1 of this Quarterly Report on Form 10-Q. Realized gains generally result from sales or calls of available-for-sale securities we own. Refer to the analysis of this line item in the Consolidated Results of Operations section of this MD&A for an explanation of current year activity. Operating expenses at this segment are primarily attributable to compensation expense and remained relatively consistent during the three- and six-month periods, as decreases in variable compensation were partially offset by higher fixed compensation costs resulting from higher headcount in 2022.
We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our Provision for income taxes at this segment is primarily driven by the amount of income earned from these assets and, for the first half of 2022, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.

Investments Detail and Activity
This section presents additional details on our investments and their activity during the three and six months ended June 30, 2022.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three and six months ended June 30, 2022.
Table 11 – Real Estate Securities Activity by Collateral Type (1)

Three Months Ended June 30, 2022	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Mezzanine
Beginning fair value	$34,206	$300,352	$24,324	$358,882
Acquisitions:
Sequoia securities	—	—	—	—
Third-party securities	—	—	—	—
Sales:
Sequoia securities	(3,855)	—	—	(3,855)
Third-party securities	(6,337)	(13,137)	—	(19,474)
Gains on sales and calls, net	—	—	—	—
Effect of principal payments (2)	—	(753)	(2,009)	(2,762)
Change in fair value, net	7,482	(54,810)	(1,185)	(48,513)
Ending Fair Value	$31,496	$231,652	$21,130	$284,278

Six Months Ended June 30, 2022	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Mezzanine
Beginning fair value	$21,787	$322,909	$32,715	$377,411
Acquisitions:	—	—	—
Sequoia securities	—	—	—	—
Third-party securities	5,006	10,000	—	15,006
Sales:	—	—	—
Sequoia securities	(3,855)	—	—	(3,855)
Third-party securities	(6,337)	(13,137)	—	(19,474)
Gains on sales and calls, net	—	1,914	—	1,914
Effect of principal payments (2)	—	(15,677)	(8,688)	(24,365)
Change in fair value, net	14,895	(74,357)	(2,897)	(62,359)
Ending Fair Value	$31,496	$231,652	$21,130	$284,278
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
At June 30, 2022, our securities at Redwood (exclusive of securities owned in consolidated entities) consisted of fixed-rate assets (91%), adjustable-rate assets (6%), and hybrid assets that reset within the next year (3%).

The following table sets forth activity in our real estate securities portfolio for the three and six months ended June 30, 2022, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended June 30, 2022	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$133,014	$244,396	$305,554	$436,677	$31,921	$225,868	$1,377,430
Acquisitions(1)	—	—	23,687	—	—	—	23,687
Sales	(3,854)	(612)	—	—	—	(19,475)	(23,941)
Gains on sales and calls, net	—	—	—	—	—	—	—
Effect of principal payments (2)	(193)	(1,095)	—	(10,424)	—	(2,569)	(14,281)
Change in fair value, net	(16,405)	(5,912)	(21,828)	(35,837)	(189)	(32,108)	(112,279)
Ending Fair Value (3)	$112,562	$236,777	$307,413	$390,416	$31,732	$171,716	$1,250,616

Six Months Ended June 30, 2022	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$145,757	$245,417	$301,506	$444,751	$31,657	$231,654	$1,400,742
Acquisitions(1)	—	3,742	23,687	—	—	15,006	42,435
Sales	(3,854)	(612)	—	—	—	(19,475)	(23,941)
Gains on sales and calls, net	284	—	—	—	—	1,630	1,914
Effect of principal payments (2)	(10,632)	(2,033)	—	(21,572)	—	(13,733)	(47,970)
Change in fair value, net	(18,993)	(9,737)	(17,780)	(32,763)	75	(43,366)	(122,564)
Ending Fair Value (3)	$112,562	$236,777	$307,413	$390,416	$31,732	$171,716	$1,250,616
(1)During the six months ended June 30, 2022, we retained $4 million of securities from one Sequoia securitization.
(2)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(3)At June 30, 2022, $4 million of securities within the "Other third-party securities" column of this table were used as hedges for our residential mortgage banking operations. These same securities are presented as a component of securities within our residential lending segment on our segment balance sheet.
At June 30, 2022, our securities (both those held on our balance sheet and our economic interests in consolidated VIEs) consisted of fixed-rate assets (98%), adjustable-rate assets (1%) and hybrid assets that reset within the next year (1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable term debt and marginable debt in the form of repurchase (or “repo”) financing. At June 30, 2022, real estate securities with a fair value of $446 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $310 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities, re-performing loan securities with a fair value of $390 million were financed with $115 million of non-recourse securitization debt, and real estate securities with a fair value of $124 million (including securities owned in consolidated securitization entities) were financed with $95 million of short-term debt incurred through repurchase facilities with four different counterparties. The remaining $290 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at June 30, 2022. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

June 30, 2022				Weighted Average Values
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$27,293	$85,269	$140,270	3.8%	0.5%	18%	7%
Consolidated Sequoia securities	23,452	213,325	248,551	4.7%	2.0%	25%	40%
Total Sequoia Securities	50,745	298,594	388,821	4.4%	1.5%	23%	29%
Consolidated Freddie Mac SLST securities	10,854	379,562	511,195	4.5%	13.3%	12%	29%
RPL securities on balance sheet	209	46,608	143,169	4.3%	3.7%	12%	2%
Total RPL Securities	11,063	426,170	654,364	4.5%	12.3%	12%	26%
Consolidated Freddie Mac K-Series securities	—	31,732	36,468	4.3%	—%	—%	10%
Multifamily securities on balance sheet	179	20,950	22,809	3.3%	—%	23%	9%
Total Multifamily Securities	179	52,682	59,277	3.9%	—%	9%	10%
Consolidated CAFL securities	40,383	267,030	402,960	5.3%	2.4%	19%	15%
Other third-party securities	4,010	99,760	143,136	3.3%	0.7%	15%	2%
Total Securities	$106,380	$1,144,236	$1,648,558
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
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During the first half of 2022, our investment portfolio continued to demonstrate strong performance across a range of credit metrics, including loan delinquencies which generally remained stable, and loan-to-value ratios (LTVs), which continued to decline or remain stable. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of these investments are supported by substantial home price appreciation and borrower equity in the underlying homes.

Bridge Loans Held-for-Investment
The following table provides the activity of bridge loans held-for-investment during the three and six months ended June 30, 2022.
Table 14 – Bridge Loans Held-for-Investment - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2022	June 30, 2022
Fair value at beginning of period	$1,209,950	$944,606
Transfers between portfolios (1)	560,128	977,424
Transfers to REO	(691)	(963)
Principal repayments	(112,162)	(261,538)
Changes in fair value, net	(5,736)	(8,040)
Fair Value at End of Period	$1,651,489	$1,651,489
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
Our $1.65 billion of bridge loans held-for-investment at June 30, 2022 were comprised of first-lien, interest-only loans with a weighted average coupon of 6.78% and original maturities of six to 36 months. At origination, the weighted average FICO score of borrowers backing these loans was 744 and the weighted average LTV ratio of these loans was 67%. At June 30, 2022, of the 3,399 loans in this portfolio, 56 of these loans with an aggregate fair value of $37 million and an aggregate unpaid principal balance of $40 million were in foreclosure and 99 loans with an aggregate fair value of $38 million and an unpaid principal balance of $41 million were greater than 90 days delinquent (certain loans in foreclosure were also 90 days delinquent).
We finance our bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. During the second quarter of 2022, we completed our second bridge loan securitization. This bridge loan securitizations includes a 24-month revolving feature allowing us to add additional loans as loans within the structure pay down. These two structures have $550 million of total capacity. At June 30, 2022, we had: $196 million of debt incurred through short-term warehouse facilities with three counterparties, which was secured by $265 million of business purpose bridge loans; $635 million of debt incurred through long-term facilities with two different counterparties, which was secured by $779 million of business purpose bridge loans; and $485 million of securitization debt secured by $542 million of business purpose bridge loans and $9 million of restricted cash.
The following table provides the composition of bridge loans held-for-investment by product type as of June 30, 2022 and December 31, 2021.
Table 15 – Bridge Loans Held-for-Investment - By Product Type

(In Thousands)	June 30, 2022	December 31, 2021
Multifamily	$786,556	$326,004
Renovate / Build to rent	670,070	375,729
Fix and Flip	133,964	150,928
Other	60,899	91,945
Fair Value at End of Period	$1,651,489	$944,606

Residential Loans
The following table provides the activity of residential loans held at our investment portfolio during the three and six months ended June 30, 2022.
Table 16 – Investment Portfolio Residential Loans - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2022	June 30, 2022
Fair value at beginning of period	$246,064	$172,048
Acquisitions	—	102,258
Principal repayments	(15,874)	(39,864)
Changes in fair value, net	(8,046)	(12,298)
Fair Value at End of Period	$222,144	$222,144
(1)Represents the net transfers of loans into or out of our investment portfolio and their reclassification between held-for-sale to held-for-investment.
During six months ended June 30, 2022, we called three of our unconsolidated Sequoia securitizations and purchased $102 million (unpaid principal balance) of loans from the securitization trusts.
Other Investments
The following table sets forth our other investments activity at our Investment Portfolio segment by significant asset type for the three and six months ended June 30, 2022.
Table 17 – Other Investments at Investment Portfolio Segment - Activity

Three Months Ended June 30, 2022	Servicing Investments(1)	Home Equity Investments(2)	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$302,837	$227,133	$62,762	$2,324	$595,056
New/additional investments	—	57,248	—	—	57,248
Sales/distribution	—	—	—	(469)	(469)
Reductions in investments	(26,396)	(13,155)	—	—	(39,551)
Changes in fair value, net	(3,231)	5,140	1,601	13	3,523
Other	—	—	—	—	—
Balance at End of Period	$273,210	$276,366	$64,363	$1,868	$615,807

Six Months Ended June 30, 2022	Servicing Investments(1)		Home Equity Investments(2)		MSRs and Excess Servicing		Other	Total
(In Thousands)
Balance at beginning of period	$350,923	0	$192,740	0	$56,669	$—	$5,935	$606,267
New/additional investments	—		97,389		4,543		—	101,932
Sales/distribution	—		—		—		(4,769)	(4,769)
Reductions in investments	(71,401)		(25,826)		—		(30)	(97,257)
Changes in fair value, net	(6,312)		12,063		3,360		732	9,843
Other	—		—		(209)		—	(209)
Balance at End of Period	$273,210		$276,366		$64,363		$1,868	$615,807

Footnotes for Table 16
(1)Our servicing investments are owned through our consolidated Servicing Investment entities. At June 30, 2022, our economic investment in these entities was $96 million (for GAAP purposes, we consolidated $305 million of servicing investments, $232 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). At December 31, 2021, our economic investment in these entities was $103 million (for GAAP purposes, we consolidated $385 million of servicing investments, $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
(2)Our home equity investments presented in this table as of June 30, 2022, include $146 million of HEIs owned in our consolidated HEI securitization entity and $130 million of HEIs owned directly at Redwood. At June 30, 2022, our economic investment in the consolidated HEI securitization entity was $15 million (for GAAP purposes, we consolidated $146 million of HEIs and $110 million of ABS issued, as well as other assets and liabilities for this entity).
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
In June 2022, our Board of Directors declared a regular dividend of $0.23 per share for the second quarter of 2022, which was paid on June 30, 2022 to shareholders of record on June 23, 2022. As of June 30, 2022, our year-to-date dividend distributions of $0.46 per share exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
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
Tax Provision under GAAP
For the three and six months ended June 30, 2022, we recorded tax benefits of $9 million and $12 million, respectively. For the three and six months ended June 30, 2021, we recorded tax provisions of $7 million and $18 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The switch to a tax benefit from a tax provision year-over-year was primarily the result of GAAP income being recorded at our TRS in 2021 versus GAAP losses being recorded at our TRS in 2022.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. To the extent we determine it is more likely than not that we will not be able to realize a deferred tax asset, we establish a valuation allowance accordingly. At December 31, 2021, we reported net federal ordinary and capital DTAs with no valuation allowance recorded against them. We continue to believe it is more likely than not that we will realize all of our federal deferred tax assets; therefore, there continues to be no valuation allowance recorded against our net federal DTAs. As we have experienced GAAP losses at our TRS the past two quarters, we are continuing to monitor our estimate of the realizability of our net deferred tax assets and will reassess the need for a valuation allowance, in whole or in part, in future periods.
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
At June 30, 2022, our total capital was $2.12 billion and included $1.26 billion of equity capital and $862 million of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, $215 million of convertible debt due in 2027 and $140 million of trust-preferred securities due in 2037.
As of June 30, 2022, our unrestricted cash was $371 million, and we estimate we had approximately $190 million of available capital (available capital reflects the subtraction of approximately $44 million for the initial cash purchase price paid at closing in connection with the acquisition of Riverbend following the end of the second quarter of 2022). While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt is subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional mortgage loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender).
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
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Short-and Long-Term Borrowing Facilities."
Repurchase Authorization
Our Board of Directors previously approved an authorization for the repurchase of up to $100 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three and six months ended June 30, 2022, we repurchased 3.7 million shares of our common stock. At June 30, 2022, $46 million of the authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

In July 2022, our Board of Directors authorized the repurchase of up to $125 million of common stock. This common stock repurchase authorization replaced the $100 million common stock repurchase authorization approved by the Board of Directors in 2018, has no time limit, may be modified, suspended or discontinued at any time, and does not obligate us to acquire any specific number of shares or securities. The Board of Directors also continued its previous authorization for the repurchase of outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Cash Flows and Liquidity for the Six Months Ended June 30, 2022
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $491 million during the six months ended June 30, 2022. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. During the first six months of 2022, excluding cash flows from the purchase, origination, sale, principal payments of loans classified as held-for-sale and the settlement of associated derivatives (which cumulatively totaled $558 million), cash flows from operating activities were positive $68 million.
Cash Flows from Investing Activities
During the six months ended June 30, 2022, our net cash provided by investing activities was $204 million and primarily resulted from proceeds from principal payments on loans held-for-investment. Because many of our investment securities and loans are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the six months ended June 30, 2022, we transferred loans between held-for-sale and held-for-investment classification and retained securities from securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the six months ended June 30, 2022, our net cash provided by financing activities was $199 million. This primarily resulted from net long-term debt borrowings of $681 million, which included the issuance of $215 million of convertible debt during three months ended June 30, 2022, as well as $214 million of net borrowings under ABS issued, including from the issuance of CAFL SFR, CAFL bridge and Sequoia ABS securitizations during the six months ended June 30, 2022. These amounts were partially offset by $675 million of net paydowns on short-term borrowings, resulting primarily from a reduction in financed loan inventory at our residential mortgage banking business at June 30, 2022, as well as the payment of our two quarterly dividends totaling $57 million. Cash raised through stock issuances under our ATM program of $68 million during the first quarter of 2022 were partially offset by stock repurchases of $27 million during the second quarter of 2022.
During the six months ended June 30, 2022, we declared dividends of $0.46 per common share. On June 9, 2022, the Board of Directors declared a regular dividend of $0.23 per share for the second quarter of 2022, which was paid on June 30, 2022 to shareholders of record on June 23, 2022.
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
Our material cash requirements from known contractual and other obligations during the twelve months following June 30, 2022 include maturing short-term debt, interest payments on short-term and long-term debt, payments on operating leases, and funding commitments for bridge loans and under HEI flow purchase agreements. Our material cash requirements from known contractual and other obligations beyond the twelve months following June 30, 2022 include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for bridge loans and under HEI flow purchase agreements.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption Contractual Obligations. For additional information on commitments and contingencies as of June 30, 2022 that could impact our liquidity and capital resources, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Several of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities in the first half of 2022 and have other such facilities with scheduled maturities during the next twelve months. While there is no assurance of our ability to renew these facilities, given current market conditions we would expect to extend these in the normal course of business.
We expect to meet our obligations coming due in less than one year from June 30, 2022, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, or incremental borrowings under existing, new or amended financing arrangements. As of June 30, 2022, we had approximately $500 million of pledgeable and unencumbered assets.
During the first six months of 2022, the highest balance of our short-term debt outstanding was $2.39 billion. See Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our short-term debt. See Note 15 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt.
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
At June 30, 2022, we had residential warehouse facilities outstanding with seven different counterparties, with $2.75 billion of total capacity and $1.66 billion of available capacity. These included non-marginable facilities with $1.38 billion of total capacity and marginable facilities with $1.38 billion of total capacity.
At June 30, 2022, we had business purpose warehouse facilities outstanding with four different counterparties, with $2.25 billion of total capacity and $997 million of available capacity. All of these facilities are non-marginable.
Several of these facilities have variable interest rates based on LIBOR or SOFR benchmarks and recent policy statements from the Federal Reserve indicate the likelihood of further increases in the federal funds rate, which would result in higher benchmark rates and interest costs for us under certain of our debt facilities.
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
We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. Recent policy statements from the Federal Reserve indicate the likelihood of further increases in the federal funds rate, which if enacted could result in lower net interest income to the extent our variable rate assets and liabilities are not aligned. Additionally, to the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income.
At June 30, 2022, in aggregate, we had $3.12 billion of secured recourse debt outstanding, financing our mortgage banking and investment portfolio, of which $662 million was marginable and $2.46 billion was non-marginable.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible debt securities we issue in the public markets and also includes trust preferred securities. See Note 15 in Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our long-term debt.

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
Under many of our mortgage loan warehouse facilities and our short-term securities repurchase facilities, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. We refer to borrowing facilities with margin call provisions based solely on the lender's determination, in its discretion, of changes in the market value of transferred or pledged assets, as marginable debt. Borrowing facilities that we refer to as non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender), in which case the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at June 30, 2022, only our short-term securities repurchase facilities (with $95 million of borrowings outstanding at June 30, 2022), and four of our residential mortgage loan warehouse facilities (with $567 million of borrowings outstanding at June 30, 2022) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.

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

At June 30, 2022, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at June 30, 2022 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at June 30, 2022 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at June 30, 2022, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2021. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2022, we repurchased 3,680,795 shares of our common stock. At June 30, 2022, $46 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
In July 2022, our Board of Directors authorized the repurchase of up to $125 million of common stock. This common stock repurchase authorization replaces the $100 million common stock repurchase authorization approved by the Board of Directors in 2018, has no time limit and may be modified, suspended or discontinued at any time. The Board of Directors also continued its previous authorization for the repurchase of outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2022.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 31, 2022	—	$—	—	$—
June 1, 2022 - June 30, 2022	3,681	$8.87	—	$45,727
Total	3,681	$8.87	—	$45,727

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
4.1
Indenture, by and among Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee, dated as of June 9, 2022 (including the form of 7.75% Convertible Senior Note due 2027) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed June 9, 2022)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021;
(ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2022 and 2021;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2022 and 2021;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and
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

REDWOOD TRUST, INC.

Date:	August 5, 2022	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2022	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)