Form 10-Q
period 2022-09-30
REDWOOD TRUST INC
filed 2022-11-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	113,349,651	shares outstanding as of November 2, 2022

REDWOOD TRUST, INC.
2022 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2022	December 31, 2021
ASSETS (1)
Residential loans, held-for-sale, at fair value	$834,262	$1,845,282
Residential loans, held-for-investment, at fair value	4,918,294	5,747,150
Business purpose loans, held-for-sale, at fair value	337,238	358,309
Business purpose loans, held-for-investment, at fair value	4,919,980	4,432,680
Consolidated Agency multifamily loans, at fair value	427,458	473,514
Real estate securities, at fair value	259,212	377,411
Home equity investments	340,437	192,740
Other investments	412,762	449,229
Cash and cash equivalents	297,092	450,485
Restricted cash	71,996	80,999
Goodwill	23,373	—
Intangible assets	44,130	41,561
Derivative assets	65,213	26,467
Other assets	194,500	231,117
Total Assets	$13,145,947	$14,706,944

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$2,110,279	$2,177,362
Derivative liabilities	6,782	3,317
Accrued expenses and other liabilities	201,125	245,788
Asset-backed securities issued (includes $7,564,312 and $8,843,147 at fair value), net	8,139,293	9,253,557
Long-term debt, net	1,534,226	1,640,833
Total liabilities	11,991,705	13,320,857
Commitments and Contingencies (see Note 17)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 113,343,014 and 114,892,309 issued and outstanding	1,133	1,149
Additional paid-in capital	2,345,152	2,316,799
Accumulated other comprehensive loss	(64,935)	(8,927)
Cumulative earnings	1,197,428	1,316,890
Cumulative distributions to stockholders	(2,324,536)	(2,239,824)
Total equity	1,154,242	1,386,087
Total Liabilities and Equity	$13,145,947	$14,706,944
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2022 and December 31, 2021, assets of consolidated VIEs totaled $9,449,163 and $10,661,081, respectively. At September 30, 2022 and December 31, 2021, liabilities of consolidated VIEs totaled $8,448,479 and $9,619,347, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
Interest Income
Residential loans	$61,002	$53,993	$191,252	$146,081
Business purpose loans	95,197	67,129	270,430	201,640
Consolidated Agency multifamily loans	4,762	4,846	14,247	14,492
Real estate securities	6,989	14,242	30,772	33,184
Other interest income	9,712	5,512	27,816	17,325
Total interest income	177,662	145,722	534,517	412,722
Interest Expense
Short-term debt	(23,944)	(11,826)	(49,093)	(30,794)
Asset-backed securities issued	(90,910)	(73,732)	(285,464)	(222,712)
Long-term debt	(27,873)	(18,196)	(71,435)	(60,865)
Total interest expense	(142,727)	(103,754)	(405,992)	(314,371)
Net Interest Income	34,935	41,968	128,525	98,351
Non-interest (Loss) Income
Mortgage banking activities, net	16,535	63,163	2,833	200,189
Investment fair value changes, net	(57,697)	26,077	(151,789)	120,644
Other income, net	4,027	2,388	17,016	8,357
Realized gains, net	—	6,703	2,581	17,803
Total non-interest (loss) income, net	(37,135)	98,331	(129,359)	346,993
General and administrative expenses	(40,107)	(47,692)	(106,927)	(131,837)
Loan acquisition costs	(2,426)	(4,621)	(10,371)	(11,928)
Other expenses	(4,261)	(4,023)	(11,814)	(12,104)
Net (Loss) Income before Benefit from (Provision for) Income Taxes	(48,994)	83,963	(129,946)	289,475
(Provision for) benefit from income taxes	(1,417)	4,323	10,484	(13,907)
Net (Loss) Income	$(50,411)	$88,286	$(119,462)	$275,568

Basic (loss) earnings per common share	$(0.44)	$0.75	$(1.04)	$2.36
Diluted (loss) earnings per common share	$(0.44)	$0.65	$(1.04)	$2.03
Basic weighted average shares outstanding	116,087,890	112,995,847	118,530,172	112,754,691
Diluted weighted average shares outstanding	116,087,890	141,855,471	118,530,172	141,575,385

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
Net (Loss) Income	$(50,411)	$88,286	$(119,462)	$275,568
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(8,731)	(2,658)	(60,013)	19,552
Reclassification of unrealized loss (gain) on available-for-sale securities to net (loss) income	544	(6,200)	918	(16,495)
Reclassification of unrealized loss on interest rate agreements to net (loss) income	1,040	1,041	3,087	3,087
Total other comprehensive (loss) income	(7,147)	(7,817)	(56,008)	6,144
Total Comprehensive (Loss) Income	$(57,558)	$80,469	$(175,470)	$281,712

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2022

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2022	116,753,174	$1,168	$2,363,709	$(57,788)	$1,247,839	$(2,296,837)	$1,258,091
Net (loss)	—	—	—	—	(50,411)	—	(50,411)
Other comprehensive (loss)	—	—	—	(7,147)	—	—	(7,147)
Employee stock purchase and incentive plans	38,698	—	34	—	—	—	34
Non-cash equity award compensation	—	—	5,068	—	—	—	5,068
Share repurchases	(3,448,858)	(35)	(23,659)	—	—	—	(23,694)
Common dividends declared ($0.23 per share)	—	—	—	—	—	(27,699)	(27,699)
September 30, 2022	113,343,014	$1,133	$2,345,152	$(64,935)	$1,197,428	$(2,324,536)	$1,154,242

For the Nine Months Ended September 30, 2022

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2021	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net (loss)	—	—	—	—	(119,462)	—	(119,462)
Other comprehensive (loss)	—	—	—	(56,008)	—	—	(56,008)
Issuance of common stock	5,232,869	52	67,424	—	—	—	67,476
Employee stock purchase and incentive plans	346,727	3	(1,151)	—	—	—	(1,148)
Non-cash equity award compensation	—	—	18,505	—	—	—	18,505
Share repurchases	(7,128,891)	(71)	(56,425)	—	—	—	(56,496)
Common dividends declared ($0.69 per share)	—	—	—	—	—	(84,712)	(84,712)
September 30, 2022	113,343,014	$1,133	$2,345,152	$(64,935)	$1,197,428	$(2,324,536)	$1,154,242

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

For the Three Months Ended September 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2021	113,052,780	$1,131	$2,287,412	$9,740	$1,184,559	$(2,187,700)	$1,295,142
Net income	—	—	—	—	88,286	—	88,286
Other comprehensive income	—	—	—	(7,817)	—	—	(7,817)
Issuance of common stock	1,585,709	16	19,810	—	—	—	19,826
Direct stock purchase and dividend reinvestment plan	—	—	153	—	—	—	153
Employee stock purchase and incentive plans	23,273	—	—	—	—	—	—
Non-cash equity award compensation	—	—	4,897	—	—	—	4,897
Common dividends declared ($0.21 per share)	—	—	—	—	—	(24,664)	(24,664)
September 30, 2021	114,661,762	$1,147	$2,312,272	$1,923	$1,272,845	$(2,212,364)	$1,375,823

For the Nine Months Ended September 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	275,568	—	275,568
Other comprehensive income	—	—	—	6,144	—	—	6,144
Issuance of common stock	2,391,777	24	33,176	—	—	—	33,200
Employee stock purchase and incentive plans	179,979	2	(536)	—	—	—	(534)
Non-cash equity award compensation	—	—	14,758	—	—	—	14,758
Common dividends declared ($0.55 per share)	—	—	—	—	—	(64,212)	(64,212)
September 30, 2021	114,661,762	$1,147	$2,312,272	$1,923	$1,272,845	$(2,212,364)	$1,375,823

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(119,462)	$275,568
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	2,041	300
Depreciation and amortization of non-financial assets	12,115	12,674
Originations of held-for-sale loans	(913,477)	(960,419)
Purchases of held-for-sale loans	(3,734,972)	(9,902,028)
Proceeds from sales of held-for-sale loans	4,110,949	6,948,264
Principal payments on held-for-sale loans	160,985	49,619
Net settlements of derivatives	158,868	27,412
Non-cash equity award compensation expense	18,505	14,758
Market valuation adjustments	183,487	(292,056)
Realized gains, net	(2,581)	(17,803)
Net change in:
Accrued interest receivable and other assets	56,156	(9,680)
Accrued interest payable and accrued expenses and other liabilities	(62,046)	73,120
Net cash used in operating activities	(129,432)	(3,780,271)
Cash Flows From Investing Activities:
Originations of loan investments	(1,377,714)	(557,327)
Purchases of loan investments	(22,006)	(35,713)
Proceeds from sales of loan investments	—	9,484
Principal payments on loan investments	1,666,514	1,950,151
Purchases of real estate securities	(15,006)	(29,342)
Sales of securities held in consolidated securitization trusts	—	8,197
Proceeds from sales of real estate securities	27,471	37,500
Principal payments on real estate securities	26,584	46,904
Principal repayments from servicer advance investments, net	65,772	58,248
Acquisition of Riverbend, net of cash acquired	(40,636)	—
Purchases of HEIs	(176,439)	(109,174)
Principal payments on HEIs	35,187	—
Other investing activities, net	(20,768)	(15,915)
Net cash provided by investing activities	168,959	1,363,013
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	4,149,726	9,847,178
Repayments on short-term debt	(5,192,165)	(8,443,664)
Proceeds from issuance of asset-backed securities	1,420,289	2,822,785
Repayments on asset-backed securities issued	(1,288,294)	(1,549,766)
Proceeds from borrowings on long-term debt	1,678,805	948,674
Deferred long-term debt issuance costs paid	(17,925)	—
Repayments on long-term debt	(873,820)	(1,055,475)
Payments on repurchase of common stock	(56,496)	—
Taxes paid on equity award distributions	(1,571)	(957)
Net proceeds from issuance of common stock	67,899	20,248
Dividends paid	(84,712)	(64,212)
Other financing activities, net	(3,659)	(6,297)
Net cash (used in) provided by financing activities	(201,923)	2,518,514
Net (decrease) increase in cash, cash equivalents and restricted cash	(162,396)	101,256
Cash, cash equivalents and restricted cash at beginning of period (1)	531,484	544,450
Cash, cash equivalents and restricted cash at end of period (1)	$369,088	$645,706

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$378,691	$298,507
Taxes paid	3,894	28,092
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$—	$9,375
Retention of mortgage servicing rights from loan securitizations and sales	4,543	7,065
Transfers from loans held-for-sale to loans held-for-investment	2,643,027	3,005,041
Transfers from loans held-for-investment to loans held-for-sale	—	44,922
Transfers from residential loans to real estate owned	4,033	21,655
Transfers from long-term debt to short-term debt	908,627	93,150
Right-of-use asset obtained in exchange for operating lease liability	—	1,135
Issuance of common stock for 5 Arches acquisition	—	13,375
(1)    Cash, cash equivalents, and restricted cash includes cash and cash equivalents of $297 million and restricted cash of $72 million at September 30, 2022, and includes cash and cash equivalents of $450 million and restricted cash of $81 million at December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at September 30, 2022 and results of operations for all periods presented. The results of operations for the three and nine months ended September 30, 2022 should not be construed as indicative of the results to be expected for the full year.
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
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Consolidated Agency multifamily loans, at fair value, the underlying single-family rental and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment, at fair value, and the underlying HEIs at the consolidated HEI securitization entity are shown under Home equity investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 15 for further discussion on ABS issued.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 2. Basis of Presentation - (continued)
Acquisitions
Riverbend Funding, LLC
On July 1, 2022, we acquired Riverbend Funding LLC ("Riverbend"), a private mortgage lender for residential transitional and commercial real estate investors. Aggregate consideration for this acquisition included an initial cash payment of approximately $44 million (with a remaining estimated provisional purchase consideration payable subject to reconciliation and final settlement), and a potential earnout component to be paid contingent on Riverbend generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. Based on the terms of the merger agreement, we determined that the earnout component should be accounted for as contingent purchase consideration, which was valued at zero at the acquisition.
We accounted for the acquisition of Riverbend under the acquisition method of accounting pursuant to ASC 805. We performed the purchase price allocation and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of each acquisition date, with the excess of the purchase price allocated to intangible assets and goodwill. Through September 30, 2022, there were no significant changes to our purchase price allocations, which are summarized in the following table.
Table 2.1 - Purchase Price Allocation

(In Thousands)	Riverbend
Acquisition Date	July 1, 2022
Purchase price:
Cash	$44,126
Provisional consideration payable	477
Contingent consideration, at fair value	—
Total consideration	$44,603

Allocated to:
Business purpose loans, at fair value	$59,748
Other investments	2,443
Cash and cash equivalents	3,490
Other assets	13,306
Goodwill	23,373
Intangible assets	13,300
Total assets acquired	115,660
Short-term debt, net	67,423
Accrued expenses and other liabilities	3,634
Total liabilities assumed	71,057
Total net assets acquired	$44,603
We recognized $1 million of acquisition costs related to our acquisition of Riverbend during the nine months ended September 30, 2022. These costs primarily related to accounting, consulting, and legal expenses and are included in our General and administrative expenses on our consolidated statements of income (loss).
5 Arches and CoreVest
Refer to Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for information regarding the acquisitions of 5 Arches, LLC ("5 Arches") and CoreVest American Finance Lender, LLC and certain affiliated entities ("CoreVest"), including purchase price allocations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 2. Basis of Presentation - (continued)
Intangible Assets and Goodwill
In connection with the acquisition of Riverbend on July 1, 2022, and 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $13 million, $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at September 30, 2022.
Table 2.2 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at September 30, 2022	Carrying Value at September 30, 2022	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(19,537)	$36,763	7
Broker network	18,100	(12,972)	5,128	5
Non-compete agreements	11,400	(9,567)	1,833	3
Tradenames	4,400	(3,994)	406	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(50,470)	$44,130	6
All of our intangible assets are amortized on a straight-line basis. For the three and nine months ended September 30, 2022, we recorded intangible asset amortization expense of $4 million and $11 million, respectively. For the three and nine months ended September 30, 2021, we recorded intangible asset amortization expense of $4 million and $12 million, respectively. Estimated future amortization expense is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	September 30, 2022
2022 (3 months)	$3,238
2023	12,430
2024	9,413
2025	8,426
2026	6,695
2027 and thereafter	3,928
Total Future Intangible Asset Amortization	$44,130

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at September 30, 2022.

We recorded total goodwill of $23 million during the three months ended September 30, 2022 as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. The goodwill was attributed to the expected business synergies and expansion into new business purpose loan markets, as well as access to the knowledgeable and experienced workforce continuing to provide complementary sourcing of assets for the business. We expect $23 million of this goodwill to be deductible for tax purposes. For reporting purposes, we included the intangible assets and goodwill from these acquisitions within our Business Purpose Mortgage Banking segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 2. Basis of Presentation - (continued)

Table 2.4 – Goodwill - Activity

(In Thousands)	Riverbend
Beginning Balance	$—
Goodwill recognized from acquisition	23,373
Impairment	—
Ending Balance	$23,373

The potential liability resulting from the contingent consideration arrangement with Riverbend was recorded at its acquisition-date fair value of zero as part of the total consideration for the acquisition of Riverbend. At September 30, 2022, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income (loss). During the period ended September 30, 2022, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 17 for additional information on our contingent consideration liability.

The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood, as if the acquisition of Riverbend occurred as of January 1, 2021. These pro forma amounts have been adjusted to include the amortization of intangible assets for all periods. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisition had been completed as of January 1, 2021 and should not be taken as indicative of our future consolidated results of operations.

During the period from July 1, 2022 to September 30, 2022, Riverbend had net interest income of $1 million, non-interest income of $0.5 million, and a net loss of $1 million, which included intangible asset amortization expense of 0.6 million.

Table 2.5 – Unaudited Pro Forma Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Supplementary pro forma information:
Net interest income	$34,935	$43,174	$132,475	$100,570
Non-interest (loss) income	(37,135)	102,436	(121,614)	355,456
Net (loss) income	(50,411)	89,923	(117,090)	278,134

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through September 30, 2022, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
We have an established cross-functional group that has evaluated our exposure to LIBOR, reviewed relevant contracts and has monitored regulatory updates to assess the potential impact to our business, processes and technology from the ultimate full cessation of LIBOR in 2023, and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability with LIBOR exposure. At September 30, 2022, our primary LIBOR exposure included the following: $689 million of repo or warehouse debt, $37 million of interest rate swaps, $757 million of bridge loans, and $140 million of trust preferred securities and subordinated notes debt. Since December 31, 2021, certain of our contracts, such as interest rate swaps, have experienced an orderly market transition and we have transitioned a substantial portion of our derivative positions off of LIBOR-benchmarks. Other contracts, such as warehouse debt agreements, require bilateral amendments, many of which we have amended or are currently in the process of amending.
We anticipate most of these facilities will be amended in 2022, with sufficient time remaining to resolve the remainder, which also have fallback provisions for benchmark replacement. In early 2022, we began benchmarking all newly originated bridge loans to the Secured Overnight Financing Rate (“SOFR”), and our existing portfolio of bridge loans are short-dated and we expect the vast majority to mature before the LIBOR cessation date in 2023. Additionally, as a result of legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.
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
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2022 and December 31, 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2022 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$24,626	$—	$24,626	$(23)	$(7,638)	$16,965
TBAs	13,568	—	13,568	(529)	(12,077)	962
Futures	26,275	—	26,275	(2)	(10,675)	15,598
Total Assets	$64,469	$—	$64,469	$(554)	$(30,390)	$33,525

Liabilities (2)
Interest rate agreements	$(23)	$—	$(23)	$23	$—	$—
TBAs	(6,545)	—	(6,545)	529	1,280	(4,736)
Futures	(2)	—	(2)	2	—	—
Loan warehouse debt	(224,370)	—	(224,370)	224,370	—	—
Total Liabilities	$(230,940)	$—	$(230,940)	$224,924	$1,280	$(4,736)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2021 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$18,929	$—	$18,929	$(1,251)	$(16,046)	$1,632
TBAs	2,880	—	2,880	(633)	(704)	1,543
Futures	25	—	25	(25)	—	—
Total Assets	$21,834	$—	$21,834	$(1,909)	$(16,750)	$3,175

Liabilities (2)
Interest rate agreements	$(1,251)	$—	$(1,251)	$1,251	$—	$—
TBAs	$(658)	$—	$(658)	$633	$15	$(10)
Futures	(905)	—	(905)	25	880	—
Loan warehouse debt	(572,720)	—	(572,720)	572,720	—	—
Total Liabilities	$(575,534)	$—	$(575,534)	$574,629	$895	$(10)
(1)Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, we have pledged excess cash collateral or financial assets to a counterparty (which, in certain circumstances, may be a clearinghouse) that exceed the financial liabilities subject to a master netting arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, these excess amounts are excluded from the table; they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.
(2)Interest rate agreements and TBAs are components of derivative instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by certain residential and business purpose loans, is a component of Short-term debt and Long-term debt on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Analysis of Consolidated VIEs
At September 30, 2022, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At September 30, 2022, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 11 for a further description of these entities and the investments they hold and Note 13 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 14 for additional information on the servicer advance financing.
During 2021, we consolidated a HEI securitization entity formed to invest in HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At September 30, 2022 and December 31, 2021, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 13 for additional information on non-controlling interests in the entity. We consolidate the HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
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
September 30, 2022
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
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2022	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$198,161	$3,237,170	$—	$1,482,964	$—	$—	$—	$4,918,295
Business purpose loans, held-for-investment	—	—	3,531,229	—	—	—	—	3,531,229
Consolidated Agency multifamily loans	—	—	—	—	427,458	—	—	427,458
Home equity investments							139,728	139,728
Other investments	—	—	—	—	—	307,723	—	307,723
Cash and cash equivalents	—	—	—	—	—	15,923	—	15,923
Restricted cash	92	78	15,889	—	—	18,569	3,540	38,168
Accrued interest receivable	226	11,295	17,497	5,247	1,299	720	—	36,284
Other assets	407	—	24,084	2,544	—	7,270	50	34,355
Total Assets	$198,886	$3,248,543	$3,588,699	$1,490,755	$428,757	$350,205	$143,318	$9,449,163
Short-term debt	$—	$—	$—	$—	$—	$233,104	$—	$233,104
Accrued interest payable	224	9,003	11,202	3,630	1,173	348	—	25,580
Accrued expenses and other liabilities	(58)	80	1,903	—	—	24,223	24,354	50,502
Asset-backed securities issued	197,354	3,013,249	3,179,487	1,249,041	395,411	—	104,751	8,139,293
Total Liabilities	$197,520	$3,022,332	$3,192,592	$1,252,671	$396,584	$257,675	$129,105	$8,448,479

Value of our investments in VIEs(1)	$1,214	$223,920	$393,015	$236,467	$32,047	$92,530	$14,213	$993,406
Number of VIEs	20	17	19	3	1	3	1	64

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
(1)Value of our investments in VIEs, as presented in this table, represent the fair value of our economic interests in the VIEs only for consolidated VIEs we account for under the CFE election. CAFL includes SFR loan securitizations we account for under the CFE election and two bridge loan securitizations for which we did not make the CFE election. As of September 30, 2022 and December 31, 2021, the fair value of our interests in the CAFL SFR securitizations were $314 million and $302 million, respectively, and the remaining values were associated with our interests in the CAFL Bridge securitizations, for which the ABS issued is carried at amortized historical cost. Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a resecuritization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. As of September 30, 2022 and December 31, 2021, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $335 million and $445 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents income (loss) from these VIEs for the three and nine months ended September 30, 2022 and 2021.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended September 30, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,475	$31,587	$61,439	$16,098	$4,762	$7,800	$—	$123,161
Interest expense	(1,486)	(27,541)	(44,804)	(12,829)	(4,377)	(2,606)	—	(93,643)
Net interest income	(11)	4,046	16,635	3,269	385	5,194	—	29,518
Non-interest income
Investment fair value changes, net	(328)	(10,936)	(4,527)	(41,892)	316	(3,286)	(584)	(61,237)
Other income	—	—	286	—	—	—	—	286
Total non-interest income, net	(328)	(10,936)	(4,241)	(41,892)	316	(3,286)	(584)	(60,951)
General and administrative expenses	—	—	—	—	—	(55)	—	(55)
Other expenses	—	—	—	—	—	(372)	—	(372)
Income (loss) from Consolidated VIEs	$(339)	$(6,890)	$12,394	$(38,623)	$701	$1,481	$(584)	$(31,860)

	Nine Months Ended September 30, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$3,595	$95,608	$195,381	$49,851	$14,247	$23,287	$—	$381,969
Interest expense	(3,154)	(84,041)	(145,207)	(40,286)	(13,099)	(6,110)	—	(291,897)
Net interest income	441	11,567	50,174	9,565	1,148	17,177	—	90,072
Non-interest income
Investment fair value changes, net	(1,378)	(20,644)	(23,972)	(74,796)	390	(11,259)	4,028	(127,631)
Other income	—	—	631	—	—	—	—	631
Total non-interest income, net	(1,378)	(20,644)	(23,341)	(74,796)	390	(11,259)	4,028	(127,000)
General and administrative expenses	—	—	—	—	—	(130)	—	(130)
Other expenses	—	—	—	—	—	(1,158)	—	(1,158)
Income (loss) from Consolidated VIEs	$(937)	$(9,077)	$26,833	$(65,231)	$1,538	$4,630	$4,028	$(38,216)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Three Months Ended September 30, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,042	$18,867	$48,937	$18,707	$4,846	$3,905	$—	$96,304
Interest expense	(641)	(15,368)	(37,489)	(15,774)	(4,460)	(1,018)	—	(74,750)
Net interest income	401	3,499	11,448	2,933	386	2,887	—	21,554
Non-interest income
Investment fair value changes, net	(247)	3,314	2,943	13,849	554	(2,080)	47	18,380
Other income	—	—	10	—	—	—	—	10
Total non-interest income, net	(247)	3,314	2,953	13,849	554	(2,080)	47	18,390
General and administrative expenses	—	—	—	—	—	(60)	—	(60)
Other expenses	—	—	—	—	—	(149)	—	(149)
Income (loss) from Consolidated VIEs	$154	$6,813	$14,401	$16,782	$940	$598	$47	$39,735

	Nine Months Ended September 30, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$3,559	$48,842	$152,659	$58,372	$14,492	$12,168	$—	$290,092
Interest expense	(2,271)	(38,848)	(118,543)	(49,756)	(13,294)	(3,414)	—	(226,126)
Net interest income	1,288	9,994	34,116	8,616	1,198	8,754	—	63,966
Non-interest income
Investment fair value changes, net	(1,162)	13,118	6,354	54,282	11,330	(5,646)	47	78,323
Other income	—	—	10	—	—	—	—	10
Total non-interest income, net	(1,162)	13,118	6,364	54,282	11,330	(5,646)	47	78,333
General and administrative expenses	—	—	—	—	—	(150)	—	(150)
Other expenses	—	—	—	—	—	(591)	—	(591)
Income (loss) from Consolidated VIEs	$126	$23,112	$40,480	$62,898	$12,528	$2,367	$47	$141,558
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
September 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2022, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the three months ended September 30, 2022, we did not call any of our unconsolidated Sequoia entities. During the nine months ended September 30, 2022, we called three of our unconsolidated Sequoia entities, and purchased $102 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $0.3 million gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). At September 30, 2022, we held $158 million of loans for sale at fair value that were acquired following the calls.
The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2022 and 2021.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Principal balance of loans transferred	$—	$—	$—	$1,231,803
Trading securities retained, at fair value	—	—	—	7,774
AFS securities retained, at fair value	—	—	—	1,600
The following table summarizes the cash flows during the three and nine months ended September 30, 2022 and 2021 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Proceeds from new transfers	$—	$—	$—	$1,266,063
MSR fees received	737	1,095	2,365	4,038
Funding of compensating interest, net	(11)	54	(41)	(116)
Cash flows received on retained securities	3,096	16,724	20,380	42,117

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents the key weighted-average assumptions used to value securities retained at the date of securitization for securitizations completed during the three and nine months ended September 30, 2022 and 2021.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	N/A	N/A
Discount rates	N/A	N/A	N/A	N/A
Credit loss assumptions	N/A	N/A	N/A	N/A

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	11	11%
Discount rates	N/A	N/A	15%	6%
Credit loss assumptions	N/A	N/A	0.23%	0.23%

The following table presents additional information at September 30, 2022 and December 31, 2021, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2022	December 31, 2021
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$28,511	$18,214
Subordinate securities, classified as AFS	78,065	127,542
Mortgage servicing rights	11,915	6,450
Maximum loss exposure (1)	$118,491	$152,206
Assets transferred:
Principal balance of loans outstanding	$4,146,817	$4,959,234
Principal balance of loans 30+ days delinquent	21,803	30,594
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
September 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2022 and December 31, 2021.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2022	$11,915	$28,511	$78,065
Expected life (in years) (2)	7	7	16
Prepayment speed assumption (annual CPR) (2)	8%	11%	8%
Decrease in fair value from:
10% adverse change	$334	$942	$570
25% adverse change	810	2,291	1,132
Discount rate assumption (2)	11%	12%	8%
Decrease in fair value from:
100 basis point increase	$441	$1,001	$7,714
200 basis point increase	852	1,889	14,345
Credit loss assumption (2)	N/A	0.04%	0.04%
Decrease in fair value from:
10% higher losses	N/A	N/A	$190
25% higher losses	N/A	N/A	254

December 31, 2021	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2021	$6,450	$18,214	$127,542
Expected life (in years) (2)	3	4	5
Prepayment speed assumption (annual CPR) (2)	29%	23%	32%
Decrease in fair value from:
10% adverse change	$447	$1,130	$531
25% adverse change	1,020	2,596	1,440
Discount rate assumption (2)	12%	16%	5%
Decrease in fair value from:
100 basis point increase	$152	$426	$4,801
200 basis point increase	297	829	9,139
Credit loss assumption (2)	N/A	0.35%	0.35%
Decrease in fair value from:
10% higher losses	N/A	N/A	$1,528
25% higher losses	N/A	N/A	3,819

(1)Senior securities included $29 million and $18 million of interest-only securities at September 30, 2022 and December 31, 2021, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2022 and December 31, 2021, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	September 30, 2022	December 31, 2021
Mortgage-Backed Securities
Senior	$348	$3,572
Subordinate	152,288	228,083
Total Mortgage-Backed Securities	152,636	231,655
Excess MSR	7,662	10,400
Total Investments in Third-Party Sponsored VIEs	$160,298	$242,055
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
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2022 and December 31, 2021.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale, at fair value	$834,262	$834,262	$1,845,248	$1,845,248
Residential loans, held-for-investment, at fair value	4,918,294	4,918,294	5,747,150	5,747,150
Business purpose loans, held-for-sale, at fair value	337,238	337,238	358,309	358,309
Business purpose loans, held-for-investment, at fair value	4,919,980	4,919,980	4,432,680	4,432,680
Consolidated Agency multifamily loans, at fair value	427,458	427,458	473,514	473,514
Real estate securities, at fair value	259,212	259,212	377,411	377,411
Servicer advance investments (1)	274,934	274,934	350,923	350,923
MSRs (1)	24,796	24,796	12,438	12,438
Excess MSRs (1)	40,452	40,452	44,231	44,231
HEIs (1)	340,437	340,437	192,740	192,740
Other investments (1)	11,174	11,174	12,663	12,663
Cash and cash equivalents	297,092	297,092	450,485	450,485
Restricted cash	71,996	71,996	80,999	80,999
Derivative assets	65,213	65,213	26,467	26,467
REO (2)	3,683	4,105	36,126	39,272
Margin receivable (2)	6,683	6,683	7,269	7,269
Liabilities
Short-term debt (3)	$1,912,694	$1,912,694	$2,177,362	$2,177,362
Margin payable (4)	30,389	30,389	24,368	24,368
Guarantee obligations (4)	6,532	5,237	7,459	7,133
HEI securitization non-controlling interest	24,355	24,355	17,035	17,035
Derivative liabilities	6,782	6,782	3,317	3,317
ABS issued, net
At fair value	7,564,312	7,564,312	8,843,147	8,843,147
At amortized cost	574,981	541,773	410,410	410,471
Other long-term debt, net (5)	868,851	858,810	988,483	989,570
Convertible notes, net (5)	724,205	651,888	513,629	537,300
Trust preferred securities and subordinated notes, net (5)	138,755	76,725	138,721	97,650
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)Short-term debt excludes short-term convertible notes, which are included below under "Convertible notes, net."
(4)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(5)These liabilities are primarily included in Long-term debt, net on our consolidated balance sheets. Convertible notes, net also includes convertible notes classified as Short-term debt. See Note 14 for more information on Short-term debt.
During the three and nine months ended September 30, 2022, we elected the fair value option for zero and $5 million of securities, respectively, $0.34 billion and $3.60 billion of residential loans (principal balance), respectively, and $630 million and $2.47 billion of business purpose loans (principal balance), respectively. Additionally, during the three and nine months ended September 30, 2022, we elected the fair value option for $80 million and $176 million of HEIs, respectively, and zero and $8 million of Other Investments, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities, fixed-rate securities rated investment grade or higher and HEIs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2022 and December 31, 2021, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,752,524	$—	$—	$5,752,524
Business purpose loans	5,257,218	—	—	5,257,218
Consolidated Agency multifamily loans	427,458	—	—	427,458
Real estate securities	259,212	—	—	259,212
Servicer advance investments	274,934	—	—	274,934
MSRs	24,796	—	—	24,796
Excess MSRs	40,452	—	—	40,452
HEIs	340,437	—	—	340,437
Other investments	11,174	—	—	11,174
Derivative assets	65,213	39,843	24,626	744

Liabilities
HEI securitization non-controlling interest	$24,355	$—	$—	$24,355
Derivative liabilities	6,782	6,547	23	212
ABS issued	7,564,312	—	—	7,564,312

December 31, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,592,398	$—	$—	$7,592,398
Business purpose loans	4,790,989	—	—	4,790,989
Consolidated Agency multifamily loans	473,514	—	—	473,514
Real estate securities	377,411	—	—	377,411
Servicer advance investments	350,923	—	—	350,923
MSRs	12,438	—	—	12,438
Excess MSRs	44,231	—	—	44,231
HEIs	192,740	—	—	192,740
Other investments	17,574	—	—	17,574
Derivative assets	26,467	2,906	18,928	4,633
FHLBC stock	10	—	10	—

Liabilities
HEI securitization non-controlling interest	$17,035	$—	$—	$17,035
Derivative liabilities	3,317	1,563	1,251	503
ABS issued	8,843,147	—	—	8,843,147

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2022.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2021	$7,592,398	$4,790,989	$473,514	$170,619	$206,792	$350,923	$44,231	$192,740	$25,101
Acquisitions	3,585,882	181,814	—	5,006	10,000	—	—	176,439	8,293
Originations	—	2,291,192	—	—	—	—	—	—	—
Sales	(3,702,359)	(414,998)	—	(27,471)	—	—	—	—	(3,044)
Principal paydowns	(734,577)	(1,086,983)	(5,936)	(1,202)	(25,381)	(65,772)	—	(35,187)	(137)
Gains (losses) in net income (loss), net	(985,958)	(503,832)	(40,120)	(30,019)	12,560	(10,217)	(3,779)	6,445	9,336
Unrealized losses in OCI, net	—	—	—	—	(61,692)	—	—	—	—
Other settlements, net (1)	(2,862)	(964)	—	—	—	—	—	—	(3,579)
Ending balance - September 30, 2022	$5,752,524	$5,257,218	$427,458	$116,933	$142,279	$274,934	$40,452	$340,437	$35,970

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2021	$4,130	$17,035	$8,843,147
Acquisitions	—	—	1,205,289
Principal paydowns	—	—	(1,242,859)
Gains (losses) in net income (loss), net	(53,962)	7,320	(1,241,265)
Other settlements, net (1)	50,364	—	—
Ending balance - September 30, 2022	$532	$24,355	$7,564,312
(1)     Other settlements, net, for residential and business purpose loans, represents the transfer of loans to REO, for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential and single-family rental business purpose loans, and for MSRs and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2022 and 2021. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2022 and 2021 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2022 and 2021 Included in Net Income (Loss)

	Included in Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Assets
Residential loans at Redwood	$(28,762)	$6,553	$(42,952)	$9,371
Business purpose loans	(10,967)	18,810	(39,019)	19,829
Net investments in consolidated Sequoia entities (1)	(11,264)	2,885	(22,467)	11,779
Net investments in consolidated Freddie Mac SLST entities (1)	(41,969)	13,781	(75,043)	54,006
Net investments in consolidated Freddie Mac K-Series entities (1)	316	555	390	11,330
Net investments in consolidated CAFL SFR entities (1)	(6,585)	2,943	(24,365)	5,500
Net investment in consolidated HEI securitization entity (1)	(1,652)	47	11,348	129
Trading securities	(12,668)	1,547	(34,104)	3,824
Servicer advance investments	(3,905)	(2,079)	(10,218)	(3,179)
MSRs	1,653	(235)	9,118	(49)
Excess MSRs	(351)	(803)	(3,779)	(5,233)
HEIs at Redwood	(4,903)	(41)	(2,272)	21
Loan purchase and interest rate lock commitments	723	9,021	744	9,261

Liabilities
HEI securitization non-controlling interest	$1,068	$(83)	$(7,320)	$(83)
Loan purchase commitments	(212)	(2,570)	(212)	(2,550)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income (loss) related to securitized loans, securitized HEIs, and the associated ABS issued at our consolidated securitization entities held at September 30, 2022 and 2021, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under CFE election, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2022. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at September 30, 2022.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2022

					Gain (Loss) for
September 30, 2022	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2022	September 30, 2022
Assets
Strategic investments	17,350	—	—	17,350	(25)	10,000

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(20,060)	$9,045	$(71,776)	$57,145
Residential loan purchase commitments	(2,716)	18,817	(53,236)	18,351
Single-family rental loans held-for-sale, at fair value	(19,325)	19,205	(83,827)	54,675
Single-family rental loan interest rate lock commitments	19	(744)	(666)	—
Bridge loans	(9)	3,433	2,242	6,702
Trading securities (1)	148	32	4,249	(342)
Risk management derivatives, net	48,363	3,539	164,137	38,117
Total mortgage banking activities, net (2)	$6,420	$53,327	$(38,877)	$174,648
Investment Fair Value Changes, Net
Residential loans held-for-sale, at fair value (called Sequoia loans)	$(6,614)	$816	$(18,876)	$2,423
Bridge loans held-for-investment	2,482	900	(9,220)	4,142
Trading securities	(12,668)	1,546	(34,268)	25,067
Servicer advance investments	(3,905)	(2,079)	(10,217)	(3,179)
Excess MSRs	(351)	(803)	(3,779)	(5,233)
Net investments in Legacy Sequoia entities (3)	(328)	(247)	(1,378)	(1,162)
Net investments in Sequoia entities (3)	(10,936)	3,314	(20,644)	13,118
Net investments in Freddie Mac SLST entities (3)	(41,892)	13,849	(74,796)	54,282
Net investment in Freddie Mac K-Series entity (3)	316	554	390	11,330
Net investments in CAFL SFR entities (3)	(6,585)	2,943	(24,365)	6,354
Net investment in HEI securitization entity (3)	(584)	47	4,028	47
HEIs at Redwood	(4,774)	5,622	(1,986)	13,017
Other investments	1,445	(385)	12,028	50
Risk management derivatives, net	27,241	—	33,609	—
Credit (losses) recoveries on AFS securities	(544)	—	(2,315)	388
Total investment fair value changes, net	$(57,697)	$26,077	$(151,789)	$120,644
Other Income
MSRs	$1,236	$(989)	$8,031	$(3,236)
Other	(852)	—	(852)	—
Total other income (4)	$384	$(989)	$7,179	$(3,236)
Total Market Valuation Gains (Losses), Net	$(50,893)	$78,415	$(183,487)	$292,056
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
(3)Includes changes in fair value of the residential loans held-for-investment, securitized HEIs, REO and the ABS issued at the entities, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases of MSRs, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At September 30, 2022, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$718,347	Whole loan spread to swap rate	201	-	400	bps	202	bps
		Called loan dollar price	$92	-	$92		$92

Jumbo loans committed to sell	115,883	Whole loan committed sales price	$96	-	$102		$98

Loans held by Legacy Sequoia (2)	198,160	Liability price			N/A		N/A

Loans held by Sequoia (2)	3,237,170	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,482,964	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	281,105	Senior credit spread	210	-	210	bps	210	bps
		Subordinate credit spread	275	-	1,025	bps	458	bps
		Senior credit support	36	-	36%		36%
		IO discount rate	8	-	9%		8%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Whole loan dollar price	$84	-	$99		$86

Single-family rental loans held by CAFL (2)	3,018,994	Liability price			N/A		N/A

Bridge loans	1,957,119	Whole loan discount rate	5	-	15%		9%
		Senior credit spread	285	-	285	bps	285	bps
		Subordinate credit spread	345	-	1,200%		680%
		Senior credit support	43	-	43%		43%
		Prepayment rate (annual CPR)	—	-	—%		—%

Multifamily loans held by Freddie Mac K-Series (2)	427,458	Liability price			N/A		N/A

Trading and AFS securities	259,212	Discount rate	5	-	18%		10%
		Prepayment rate (annual CPR)	6	-	65%		12%
		Default rate	—	-	12%		0.4%
		Loss severity	—	-	50%		25%
		CRT dollar price	$73	-	$93		$85

Servicer advance investments	274,934	Discount rate	2	-	5%		4%
		Prepayment rate (annual CPR)	14	-	30%		14%
		Expected remaining life (3)	5	-	5	yrs	5	yrs
		Mortgage servicing income	—	-	18	bps	7	bps

MSRs	24,796	Discount rate	11	-	69%		11%
		Prepayment rate (annual CPR)	4	-	28%		8%
		Per loan annual cost to service	$93	-	$93		$93

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

September 30, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
Excess MSRs	40,452	Discount rate	13	-	19%		18%
		Prepayment rate (annual CPR)	10	-	100%		18%
		Excess mortgage servicing income	8	-	19	bps	11	bps

HEIs	200,709	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	23%		16%
		Home price appreciation	(7)	-	4%		3%

HEIs held by HEI securitization entity	139,728	Liability price	N/A		N/A		N/A

Residential loan purchase commitments, net	531	Whole loan spread to swap rate	201	-	201	bps	201	bps
		Pull-through rate	26	-	100%		78%
		Committed sales price	$99	-	$102		$100

Liabilities
ABS issued (2):
At consolidated Sequoia entities	3,210,603	Discount rate	4	-	18%		6%
		Prepayment rate (annual CPR)	5	-	24%		13%
		Default rate	—	-	33%		1%
		Loss severity	25	-	50%		32%

At consolidated CAFL SFR entities (4)	2,703,223	Discount rate	0.3	-	16%		6%
		Prepayment rate (annual CPR)	—	-	3%		0.2%
		Default rate	4	-	21%		6%
		Loss severity	30	-	40%		30%

At consolidated Freddie Mac SLST entities	1,150,323	Discount rate	5	-	8%		6%
		Prepayment rate (annual CPR)	6	-	8%		6%
		Default rate	13	-	14%		14%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	395,411	Discount rate	3	-	9%		5%

At consolidated HEI securitization entity (4)	104,751	Discount rate	9	-	15%		10%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Home price appreciation	(7)	-	4%		3%

(1)The weighted average input values for all loan types are based on unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans and HEIs held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At September 30, 2022, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $224 million, $314 million, $335 million, $32 million, and $14 million, respectively.
(3)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(4)As a market convention, certain securities are priced to a no-loss yield and therefore do not include default and loss severity assumptions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Determination of Fair Value
We generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, a significant increase or decrease in any of these inputs in isolation — such as anticipated credit losses, prepayment rates, interest rates, or other valuation assumptions — would likely result in a significantly lower or higher fair value measurement.
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
Certain of our Other investments (inclusive of strategic investments in early-stage start-up companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of September 30, 2022, the carrying value of these investments was $10 million.

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2022 and December 31, 2021.
Table 6.1 – Classifications and Carrying Values of Residential Loans

September 30, 2022		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$834,262	$—	$—	$—	$834,262
Held-for-investment at fair value	—	198,160	3,237,170	1,482,964	4,918,294
Total Residential Loans	$834,262	$198,160	$3,237,170	$1,482,964	$5,752,556

December 31, 2021		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$1,845,282	$—	$—	$—	$1,845,282
Held-for-investment at fair value	—	230,455	3,628,465	1,888,230	5,747,150
Total Residential Loans	$1,845,282	$230,455	$3,628,465	$1,888,230	$7,592,432

At September 30, 2022, we owned mortgage servicing rights associated with $853 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Sale
The following table summarizes the characteristics of residential loans held-for-sale at September 30, 2022 and December 31, 2021.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Number of loans	1,054	2,196
Unpaid principal balance	$874,412	$1,813,865
Fair value of loans	$834,262	$1,845,282
Market value of loans pledged as collateral under short-term borrowing agreements	$828,192	$1,838,797
Weighted average coupon	4.99%	3.27%

Delinquency information
Number of loans with 90+ day delinquencies	1	3
Unpaid principal balance of loans with 90+ day delinquencies	$209	$2,923
Fair value of loans with 90+ day delinquencies	$170	$2,304
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three and nine months ended September 30, 2022 and 2021.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Principal balance of loans acquired (1)	$336,698	$3,167,186	$3,597,339	$9,747,867
Principal balance of loans sold	662,302	2,360,862	3,727,993	6,787,490
Principal balance of loans transferred to HFI	—	448,878	687,192	1,623,000
Net market valuation gains (losses) recorded (2)	(26,674)	9,861	(90,652)	59,568
(1)For the three and nine months ended September 30, 2022, includes zero and $102 million of loans acquired through calls of zero and three seasoned Sequoia securitizations, respectively.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2022 and December 31, 2021.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

September 30, 2022	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,372	4,666	11,054
Unpaid principal balance	$218,298	$3,902,938	$1,753,301
Fair value of loans	$198,160	$3,237,170	$1,482,964
Weighted average coupon	3.23%	3.25%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	33	13	1,295
Unpaid principal balance of loans with 90+ day delinquencies	$5,532	$11,404	$223,260
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	16	6	332
Unpaid principal balance of loans in foreclosure	$1,852	$5,928	$56,755

December 31, 2021	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,583	4,300	11,986
Unpaid principal balance	$264,057	$3,605,469	$1,932,241
Fair value of loans	$230,455	$3,628,465	$1,888,230
Weighted average coupon	1.87%	3.39%	4.51%

Delinquency information
Number of loans with 90+ day delinquencies (1)	32	18	1,208
Unpaid principal balance of loans with 90+ day delinquencies	$7,482	$15,124	$212,961
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	10	2	241
Unpaid principal balance of loans in foreclosure	$2,188	$1,624	$43,637
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 6. Residential Loans - (continued)
For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss). The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$—	N/A	N/A	$464,189	N/A
Net market valuation gains (losses) recorded	5,182	(202,825)	(104,040)	(2,580)	(11,663)	(13,836)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$684,491	N/A	N/A	$1,669,683	N/A
Net market valuation gains (losses) recorded	12,286	(685,042)	(224,543)	9,896	(27,076)	5,177
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
REO
See Note 13 for detail on residential loans transferred to REO during 2022.

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at September 30, 2022 and December 31, 2021.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

September 30, 2022	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$281,105	—	$56,133	$—	$337,238
Held-for-investment at fair value	—	3,018,994	1,388,750	512,236	4,919,980
Total Business Purpose Loans	$281,105	$3,018,994	$1,444,883	$512,236	$5,257,218

December 31, 2021	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,309	$—	$—	$—	$358,309
Held-for-investment at fair value	—	3,488,074	666,364	278,242	4,432,680
Total Business Purpose Loans	$358,309	$3,488,074	$666,364	$278,242	$4,790,989

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Nearly all of the outstanding SFR loans at September 30, 2022 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years, with 2% having original maturities of 30 years. The outstanding bridge loans held-for-investment at September 30, 2022 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 39% one-month LIBOR-indexed adjustable-rate loans, 48% one-month SOFR-indexed adjustable-rate loans, and 13% fixed-rate loans.
At September 30, 2022, we had commitments to fund bridge loans of $990 million. See Note 17 for additional information on these commitments.
The following table provides the activity of business purpose loans at Redwood during the three and nine months ended September 30, 2022 and 2021.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In Thousands)	SFR at Redwood	Bridge at Redwood	SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$99,281	$470,425	$392,620	$208,938
Principal balance of loans acquired (1)	—	59,977	2,463	35,713
Principal balance of loans sold to third parties	37,202	48,279	—	253
Fair value of loans transferred (2)	266,181	77,362	332,670	276,354
Mortgage banking activities income (loss) recorded (4)	(19,325)	(110)	19,205	3,691
Investment fair value changes recorded (5)	—	(679)	—	900

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In Thousands)	SFR at Redwood	Bridge at Redwood	SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$865,253	$1,424,604	$957,935	$557,327
Principal balance of loans acquired (1)	100,349	81,983	2,463	35,713
Principal balance of loans sold to third parties	368,704	48,279	—	9,484
Fair value of loans transferred (2)	561,218	465,966	799,375	276,354
Fair value of loans transferred from HFI to HFS (3)	—	—	44,922	N/A
Mortgage banking activities income (loss) recorded (4)	(83,827)	1,129	54,675	5,212
Investment fair value changes recorded (5)	—	(6,747)	—	4,142
(1)Bridge at Redwood for the three and nine months ended September 30, 2022, includes $60 million of loans acquired as part of the Riverbend acquisition.
(2)For SFR at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL SFR securitizations. For Bridge at Redwood, represents the transfer of bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their securitization.
(3)Represents the transfer of single-family rental loans from held-for-investment to held-for-sale associated with the call of a consolidated CAFL securitization during the second quarter of 2021.
(4)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. Additionally, for the three and nine months ended September 30, 2022, we recorded loan origination fee income of $10 million and $36 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
(5)Represents net market valuation changes for loans classified as held-for-investment and associated interest-only strip liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying single-family rental loans and bridge loans owned by these entities. For loans held at our consolidated CAFL entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2. The following table provides the activity of business purpose loans held-for-investment at CAFL during the three and nine months ended September 30, 2022 and 2021.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded	$(108,980)	$1,906	$(34,803)	$—

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded	$(419,182)	$50	$(96,934)	$—
REO
See Note 13 for detail on business purpose loans transferred to REO during 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at September 30, 2022 and December 31, 2021.
Table 7.4 – Characteristics of Business Purpose Loans

September 30, 2022	SFR at Redwood	SFR at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	202	1,142	1,585	1,994
Unpaid principal balance	$317,556	$3,316,706	$1,452,180	$510,839
Fair value of loans	$281,105	$3,018,994	$1,444,883	$512,236
Weighted average coupon	5.14%	5.22%	8.06%	8.04%
Weighted average remaining loan term (years)	15	6	2	1
Market value of loans pledged as collateral under short-term debt facilities	$279,846	N/A	$702,899	N/A
Market value of loans pledged as collateral under long-term debt facilities	$—	N/A	$699,704	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	1	15	51	47
Unpaid principal balance of loans with 90+ day delinquencies	$536	$31,296	$33,822	$7,063
Fair value of loans with 90+ day delinquencies (2)	$528	N/A	$31,140	$7,144
Number of loans in foreclosure (3)	1	7	49	—
Unpaid principal balance of loans in foreclosure	$536	$10,335	$33,471	$—
Fair value of loans in foreclosure (3)	$528	N/A	$30,789	$—

December 31, 2021	SFR at Redwood	SFR at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	245	1,173	1,134	1,640
Unpaid principal balance	$348,232	$3,340,949	$670,392	$274,617
Fair value of loans	$358,309	$3,488,074	$666,364	$278,242
Weighted average coupon	4.73%	5.17%	6.91%	7.05%
Weighted average remaining loan term (years)	12	6	1	1
Market value of loans pledged as collateral under short-term debt facilities	$75,873	N/A	$91,814	N/A
Market value of loans pledged as collateral under long-term debt facilities	$244,703	N/A	$554,597	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	6	18	31	—
Unpaid principal balance of loans with 90+ day delinquencies	$5,384	$41,998	$18,032	$—
Fair value of loans with 90+ day delinquencies (2)	$4,238	N/A	$14,218	$—
Number of loans in foreclosure (3)	7	9	28	—
Unpaid principal balance of loans in foreclosure	$5,473	$12,648	$18,043	$—
Fair value of loans in foreclosure (3)	$4,305	N/A	$14,257	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Footnotes to Table 7.4
(1)The fair value of the loans held by consolidated CAFL entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.
(2)The number of loans 90-or-more days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.

Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of our consolidated Agency multifamily loans at September 30, 2022 and December 31, 2021.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Number of loans	28	28
Unpaid principal balance	$449,232	$455,168
Fair value of loans	$427,458	$473,514
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	3	4

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at September 30, 2022 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three and nine months ended September 30, 2022 and 2021.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net market valuation gains (losses) recorded (1)	$(13,691)	$(487)	$(40,120)	$(3,745)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at September 30, 2022 and December 31, 2021.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2022	December 31, 2021
Trading	$116,933	$170,619
Available-for-sale	142,279	206,792
Total Real Estate Securities	$259,212	$377,411
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at September 30, 2022 and December 31, 2021.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	September 30, 2022	December 31, 2021
Senior
Interest-only securities (1)	$28,860	$21,787
Total Senior	28,860	21,787
Subordinate
RPL securities	31,963	65,140
Multifamily securities	8,021	10,549
Other third-party residential securities	48,089	73,143
Total Subordinate	88,073	148,832
Total Trading Securities	$116,933	$170,619
(1)Includes $25 million and $15 million of Sequoia certificated mortgage servicing rights at September 30, 2022 and December 31, 2021, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at September 30, 2022 and December 31, 2021.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	September 30, 2022	December 31, 2021
Senior (1)	$—	$—
Subordinate	220,888	235,306
Total Trading Securities	$220,888	$235,306
(1)Our senior trading securities include interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three and nine months ended September 30, 2022 and 2021.
Table 9.4 – Trading Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Principal balance of securities acquired (1)	$—	$10,750	$—	$28,380
Principal balance of securities sold (1)	—	750	12,716	53,561
Net market valuation gains (losses) recorded (2)	(12,521)	1,578	(30,019)	24,725
(1)For the three and nine months ended September 30, 2021, excludes $1 million and $3 million of securities bought and sold during the same quarter, respectively.
(2)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).
AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at September 30, 2022 and December 31, 2021.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	September 30, 2022	December 31, 2021
Subordinate
Sequoia securities	$78,065	$127,542
Multifamily securities	13,211	22,166
Other third-party residential securities	51,003	57,084
Total Subordinate	142,279	206,792
Total AFS Securities	$142,279	$206,792
The following table provides the activity of available-for-sale securities during the three and nine months ended September 30, 2022 and 2021.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Fair value of securities acquired	$—	$—	$10,000	$1,600
Fair value of securities sold	—	—	—	4,785
Principal balance of securities called	—	11,565	14,486	25,970
Net unrealized (losses) gains on AFS securities (1)	(8,731)	(2,658)	(60,013)	19,552
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

At September 30, 2022, we had $10 million of AFS securities with contractual maturities less than five years, $1 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2022 and December 31, 2021.
Table 9.7 – Carrying Value of AFS Securities

September 30, 2022
(In Thousands)	Total
Principal balance	$227,715
Credit reserve	(30,247)
Unamortized discount, net	(61,015)
Amortized cost	136,453
Gross unrealized gains	19,017
Gross unrealized losses	(10,876)
CECL allowance	(2,315)
Carrying Value	$142,279

December 31, 2021
(In Thousands)	Total
Principal balance	$242,852
Credit reserve	(27,555)
Unamortized discount, net	(76,023)
Amortized cost	139,274
Gross unrealized gains	67,815
Gross unrealized losses	(297)
CECL allowance	—
Carrying Value	$206,792
The following table presents the changes for the three and nine months ended September 30, 2022, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$30,619	$61,303	$27,555	$76,023
Amortization of net discount	—	(830)	—	(10,647)
Realized credit recoveries (losses), net	170	—	244	—
Acquisitions	—	—	—	—
Sales, calls, other	—	—	(343)	(1,570)
Transfers to (release of) credit reserves, net	(542)	542	2,791	(2,791)
Ending Balance	$30,247	$61,015	$30,247	$61,015

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at September 30, 2022 and December 31, 2021.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
September 30, 2022	$65,585	$(10,685)	$1,409	$(191)
December 31, 2021	6,827	(251)	1,554	(46)
At September 30, 2022, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 81 AFS securities, of which 35 were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2021, our consolidated balance sheet included 85 AFS securities, of which four were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $11 million at September 30, 2022. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At September 30, 2022, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At September 30, 2022, our current expected credit loss ("CECL") allowance related to our AFS securities was $2.3 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit-related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at September 30, 2022.
Table 9.10 – Significant Credit Quality Indicators

September 30, 2022	Subordinate Securities
Default rate	0.8%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and nine months ended September 30, 2022.
Table 9.11 – Rollforward of Allowance for Credit Losses

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(In Thousands)
Beginning balance allowance for credit losses	$1,771	$—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	30	1,520
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	514	795
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$2,315	$2,315
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2022 and 2021.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Gross realized gains - sales	$—	$—	$—	$1,507
Gross realized gains - calls	—	6,389	1,914	15,484
Gross realized losses - sales	—	—	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$—	$6,389	$1,914	$16,991
During the nine months ended September 30, 2022, we called three of our unconsolidated Sequoia entities and purchased $102 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $0.3 million gain on the securities we owned from these securitizations. The remaining realized gains were from third-party securities we owned that were called during the nine months ended September 30, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 10. Home Equity Investments (HEI)
Home equity investments at September 30, 2022 and December 31, 2021 are summarized in the following table.
Table 10.1 – Home Equity Investments

(In Thousands)	September 30, 2022	December 31, 2021
HEIs at Redwood	$200,709	$33,187
HEIs held at consolidated HEI securitization entity	139,728	159,553
Total Home Equity Investments	$340,437	$192,740
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
At September 30, 2022, we had flow purchase agreements with HEI originators with $149 million of cumulative purchase commitments outstanding. See Note 17 for additional information on these commitments.
As of September 30, 2022, we owned $201 million of HEIs at Redwood and consolidated $140 million of HEIs through the HEI securitization entity. We account for these investments under the fair value option and during the three and nine months ended September 30, 2022, we recorded net market valuation losses of $5 million and losses of $2 million, respectively, related to HEIs owned at Redwood through Investment fair value changes, net on our consolidated statements of income (loss).
We consolidate the HEI securitization in accordance with GAAP and have elected to account for it under the CFE election. During the three and nine months ended September 30, 2022, we recorded net market valuation losses of $1 million and gains of $4 million (including $1 million and $3 million of interest expense), respectively, related to our net investment in the HEI securitization entity through Investment fair value changes, net on our consolidated statements of income (loss).

Note 11. Other Investments
Other investments at September 30, 2022 and December 31, 2021 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	September 30, 2022	December 31, 2021
Servicer advance investments	$274,934	$350,923
Strategic investments	71,607	35,702
Excess MSRs	40,452	44,231
Mortgage servicing rights	24,796	12,438
Other	973	5,935
Total Other Investments	$412,762	$449,229
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor. Refer to Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the transactions. At both September 30, 2022 and December 31, 2021, we had cumulatively funded $148 million of total capital to the SA Buyers. See Note 17 for additional detail on these commitments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 11. Other Investments - (continued)
At September 30, 2022, our servicer advance investments had a carrying value of $275 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $11.68 billion. The outstanding servicer advance receivables associated with this investment were $245 million at September 30, 2022, which were financed with short-term non-recourse securitization debt. See Note 14 for additional detail on this debt. The servicer advance receivables were comprised of the following types of advances at September 30, 2022 and December 31, 2021.
Table 11.2 – Components of Servicer Advance Receivables

(In Thousands)	September 30, 2022	December 31, 2021
Principal and interest advances	$89,816	$94,148
Escrow advances (taxes and insurance advances)	117,971	172,847
Corporate advances	37,394	43,958
Total Servicer Advance Receivables	$245,181	$310,953
We account for our servicer advance investments at fair value and during the three and nine months ended September 30, 2022, we recorded $5 million and $15 million of interest income, respectively, through Other interest income, and recorded a net market valuation loss of $4 million and loss of $10 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
Strategic Investments
Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At September 30, 2022, we had made a total of 27 investments in companies through RWT Horizons with a total carrying value of $24 million, as well as six corporate-level investments. During the three and nine months ended September 30, 2022, we recognized a net mark-to-market valuation gain of $1 million and $11 million, respectively, on our strategic investments, which was recorded in Investment fair value changes, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2022, we recorded losses of $0.3 million and $0.4 million, respectively, in Other income, net from our strategic investments.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and nine months ended September 30, 2022, we recognized $4 million and $12 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $0.4 million and $4 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the three and nine months ended September 30, 2022, we retained zero and $5 million, respectively, of MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At September 30, 2022 and December 31, 2021, our MSRs had a fair value of $25 million and $12 million, respectively, and were associated with loans with an aggregate principal balance of $2.22 billion and $2.12 billion, respectively. During the three and nine months ended September 30, 2022, including net market valuation gains and losses on our MSRs, we recorded net income of $3 million and $13 million, respectively, through Other income on our consolidated statements of income (loss) related to our MSRs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2022 and December 31, 2021.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2022		December 31, 2021
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$24,626	$459,000	$611	$161,500
TBAs	13,568	565,000	2,880	2,440,000
Interest rate futures	26,275	681,500	25	9,000
Swaptions	—	—	18,318	1,660,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	744	87,157	4,633	971,631
Total Assets	$65,213	$1,792,657	$26,467	$5,242,131

Liabilities - Risk Management Derivatives
Interest rate swaps	$(23)	$10,000	$(1,251)	$283,100
TBAs	(6,545)	255,000	(658)	870,000
Interest rate futures	(2)	300	(905)	62,500
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(212)	58,544	(503)	404,190
Total Liabilities	$(6,782)	$323,844	$(3,317)	$1,619,790
Total Derivative Financial Instruments, Net	$58,431	$2,116,501	$23,150	$6,861,921
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At September 30, 2022, we were party to swaps and swaptions with an aggregate notional amount of $469 million, TBA agreements with an aggregate notional amount of $820 million, and interest rate futures contracts with an aggregate notional amount of $682 million. At December 31, 2021, we were party to swaps and swaptions with an aggregate notional amount of $2.10 billion, futures with an aggregate notional amount of $72 million and TBA agreements with an aggregate notional amount of $3.31 billion.
For the three and nine months ended September 30, 2022, risk management derivatives had net market valuation gains of $76 million and gains of $198 million, respectively. For the three and nine months ended September 30, 2021, risk management derivatives had net market valuation gains of $4 million and gains of $38 million, respectively. Market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 12. Derivative Financial Instruments - (continued)
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the three and nine months ended September 30, 2022, LPCs and IRLCs had net market valuation losses of $3 million and losses of $54 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss). For both the three and nine months ended September 30, 2021, LPCs and IRLCs had net market valuation gains of $18 million, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $73 million and $76 million at September 30, 2022 and December 31, 2021, respectively. We are amortizing this loss into interest expense over the remaining term of the debt they were originally hedging. As of September 30, 2022, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2022 and 2021.
Table 12.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net interest expense on cash flows hedges	$—	$—	$—	$—
Realized net losses reclassified from other comprehensive income	(1,040)	(1,041)	(3,086)	(3,086)
Total Interest Expense	$(1,040)	$(1,041)	$(3,086)	$(3,086)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2022, we assessed this risk as remote and did not record an associated specific valuation adjustment. At September 30, 2022, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 13. Other Assets and Liabilities
Other assets at September 30, 2022 and December 31, 2021 are summarized in the following table.
Table 13.1 – Components of Other Assets

(In Thousands)	September 30, 2022	December 31, 2021
Accrued interest receivable	$54,944	$47,515
Investment receivable	50,149	82,781
Deferred tax asset	20,867	20,867
Operating lease right-of-use assets	17,126	18,772
Income tax receivables	13,959	22
Fixed assets and leasehold improvements (1)	12,411	9,019
Margin receivable	6,683	7,269
REO	3,683	36,126
Other	14,678	8,746
Total Other Assets	$194,500	$231,117
(1)Fixed assets and leasehold improvements had a basis of $22 million and accumulated depreciation of $9 million at September 30, 2022.
Accrued expenses and other liabilities at September 30, 2022 and December 31, 2021 are summarized in the following table.
Table 13.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2022	December 31, 2021
Payable to non-controlling interests	$47,487	$42,670
Accrued interest payable	46,938	39,297
Margin payable	30,389	24,368
Accrued compensation	23,488	74,636
Operating lease liabilities	19,533	20,960
Guarantee obligations	6,532	7,459
Residential loan and MSR repurchase reserve	5,754	9,306
Accrued operating expenses	4,956	4,377
Current accounts payable	4,722	8,273
Bridge loan holdbacks	3,930	3,109
Other	7,396	11,333
Total Accrued Expenses and Other Liabilities	$201,125	$245,788
Refer to Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional descriptions of our other assets and liabilities.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through September 30, 2022, we had met all margin calls due.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities during the nine months ended September 30, 2022.
Table 13.3 – REO Activity

	Nine Months Ended September 30, 2022
(In Thousands)	Bridge	Legacy Sequoia	Freddie Mac SLST	SFR at CAFL	Total
Balance at beginning of period	$13,067	$61	$2,028	$20,970	$36,126
Transfers to REO	963	407	2,664	—	4,034
Liquidations (1)	(14,271)	(505)	(2,395)	(20,970)	(38,141)
Changes in fair value, net	974	443	247	—	1,664
Balance at End of Period	$733	$406	$2,544	$—	$3,683
(1)For the nine months ended September 30, 2022, REO liquidations resulted in $2 million of realized gains, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).

Note 14. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and partially uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2022, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2022 and December 31, 2021.
Table 14.1 – Short-Term Debt

	September 30, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity (2)	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	9	$748,962	$2,850,000	4.83%	12/2022 - 9/2023	150
Business purpose loan warehouse	4	775,491	1,750,000	5.67%	3/2023 - 9/2023	289
Real estate securities repo	7	124,435	—	3.50%	10/2022 - 12/2022	32
Total Short-Term Debt Facilities	20	1,648,888
Servicer advance financing	1	233,104	290,000	4.94%	11/2023	397
Promissory notes	N/A	30,702	N/A	6.58%	N/A	N/A
Convertible notes, net	N/A	197,585	N/A	4.75%	8/2023	319
Total Short-Term Debt		$2,110,279

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 14. Short-Term Debt - (continued)

	December 31, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$1,669,344	$2,900,000	1.87%	1/2022-12/2022	153
Business purpose loan warehouse	2	138,746	350,000	3.34%	3/2022-7/2022	105
Real estate securities repo	4	74,825	—	1.13%	1/2022-3/2022	33
Total Short-Term Debt Facilities	13	1,882,915
Servicer advance financing	1	294,447	350,000	1.90%	11/2022	306
Convertible notes, net	N/A	—
Total Short-Term Debt		$2,177,362
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over 1-month SOFR or 1- or 3-month LIBOR.
(2)Promissory notes payable on demand to lender with 90-day notice. Assumed maturity date at September 30, 2022 is December 30, 2022 for this presentation.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at September 30, 2022 and December 31, 2021.
Table 14.2 – Collateral for Short-Term Debt

(In Thousands)	September 30, 2022	December 31, 2021
Collateral Type
Held-for-sale residential loans	$828,192	$1,838,797
Business purpose loans	982,745	167,687
Real estate securities
On balance sheet	60,457	5,823
Sequoia securitizations (1)	77,470	61,525
Freddie Mac K-Series securitization (1)	32,047	31,657
Total real estate securities owned	169,974	99,005
Restricted cash and other assets	4,116	1,962
Total Collateral for Short-Term Debt Facilities	1,985,027	2,107,451
Cash	15,891	6,480
Restricted cash	18,569	25,420
Servicer advances	274,934	310,953
Total Collateral for Servicer Advance Financing	309,394	342,853
Total Collateral for Short-Term Debt	$2,294,421	$2,450,304
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three and nine months ended September 30, 2022, the average balance of our short-term debt facilities was $1.64 billion and $1.65 billion, respectively. At September 30, 2022 and December 31, 2021, accrued interest payable on our short-term debt facilities was $5 million and $2 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 14. Short-Term Debt - (continued)
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At September 30, 2022, the accrued interest payable balance on this financing was $0.3 million and the unamortized capitalized commitment costs were $0.1 million.
In connection with our acquisition of Riverbend, we assumed $43 million of promissory notes which are payable on demand with a 90-day notice from the lender or which may be repaid by us with a 90-day notice. These unsecured, non-marginable, recourse notes were issued in three separate series with fixed interest rates between 6% and 8%. During the three months ended September 30, 2022, we repaid $12 million of principal of these notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $1 million at September 30, 2022. At both September 30, 2022 and December 31, 2021, we had no outstanding borrowings on this facility.
During the three and nine months ended September 30, 2022, business purpose loan warehouse facilities with a borrowing limits of $450 million and $900 million, respectively, were reclassified to short-term debt from long-term debt as the maturity of these facilities became less than one year.
During the three months ended September 30, 2022, $199 million principal amount of 4.75% convertible debt and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of August 2022.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at September 30, 2022.
Table 14.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2022
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$262,804	$486,158	$748,962
Business purpose loans	—	—	775,491	775,491
Real estate securities	72,233	52,202	—	124,435
Total Secured Short-Term Debt	72,233	315,006	1,261,649	1,648,888
Servicer advance financing	—	—	233,104	233,104
Promissory notes	—	30,702	—	30,702
Convertible notes, net	—	—	197,585	197,585
Total Short-Term Debt	$72,233	$345,708	$1,692,338	$2,110,279

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 15. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at September 30, 2022 and December 31, 2021, along with other selected information, are summarized in the following table.
Table 15.1 – Asset-Backed Securities Issued

September 30, 2022	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$213,786	$3,650,411	$3,375,688	$1,344,521	$412,764	$112,380	$9,109,550
Interest-only certificates	170	62,311	134,348	13,930	8,075	—	218,834
Market valuation adjustments	(16,602)	(699,473)	(330,549)	(109,410)	(25,428)	(7,629)	(1,189,091)
ABS Issued, Net	$197,354	$3,013,249	$3,179,487	$1,249,041	$395,411	$104,751	$8,139,293
Range of weighted average interest rates, by series(3)	2.52% to 3.90%	2.56% to 4.99%	2.34% to 5.93%	3.50% to 4.75%	3.41%	3.76%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2032	2028-2059	2025	2052
Number of series	20	17	19	3	1	1

December 31, 2021	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$259,505	$3,353,073	$3,264,766	$1,535,638	$418,700	$138,792	$8,970,474
Interest-only certificates	619	32,749	193,725	11,714	10,184	—	248,991
Market valuation adjustments	(32,243)	(2,774)	16,407	41,111	12,973	(1,382)	34,092
ABS Issued, Net	$227,881	$3,383,048	$3,474,898	$1,588,463	$441,857	$137,410	$9,253,557
Range of weighted average interest rates, by series(3)	0.23% to 1.44%	2.40% to 5.03%	2.64% to 5.24%	3.50% to 4.75%	3.41%	3.31%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2031	2028-2059	2025	2052
Number of series	20	16	16	3	1	1
(1)Includes $485 million and $270 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at September 30, 2022 and December 31, 2021, respectively.
(2)Includes $100 million and $145 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at September 30, 2022 and December 31, 2021, respectively.
(3)Certain ABS issued by CAFL, Freddie Mac SLST, and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2022, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $7 million in total, for a net carrying value of $208 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were collateralized by $229 million of bridge loans and $19 million of restricted cash and other assets at September 30, 2022. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans (presented within CAFL in table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2022, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $2 million, for a net carrying value of $268 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were collateralized by $283 million of bridge loans and $24 million of restricted cash and other assets at September 30, 2022. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
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
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2022, the principal balance of the ABS issued was $100 million, and the debt discount and deferred issuance costs totaled $1 million, for a net carrying value of $99 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued are subject to an optional redemption in July 2022 and in July 2023 the ABS interest rate steps up to 7.75%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At September 30, 2022, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at September 30, 2022 and December 31, 2021. Interest due on consolidated ABS issued is payable monthly.
Table 15.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2022	December 31, 2021
Legacy Sequoia	$223	$99
Sequoia	9,003	8,452
CAFL	11,202	11,030
Freddie Mac SLST (1)	4,026	4,630
Freddie Mac K-Series	1,173	1,190
Total Accrued Interest Payable on ABS Issued	$25,627	$25,401
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 16. Long-Term Debt
The tables below summarize our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2022 and December 31, 2021.
Table 16.1 – Long-Term Debt

	September 30, 2022
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$131,316	$—	$131,316	N/A	4.21%	9/2024
CAFL
Facility B	102,006	(126)	101,880	N/A	4.21%	2/2025
Facility C	71,792	(189)	71,603	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	565,028	(976)	564,052	$750,000	L + 2.51%	N/A
Recourse BPL Financing
Facility G	—	—	—	500,000	SOFR + 2.25% - 2.50%	9/2024
Total Long-Term Debt Facilities	870,142	(1,291)	868,851
Convertible notes
5.625% convertible senior notes	150,200	(1,484)	148,716	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(2,769)	169,323	N/A	5.75%	10/2025
7.75% convertible senior notes	215,000	(6,419)	208,581	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(745)	138,755	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,546,934	$(12,708)	$1,534,226

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 16. Long-Term Debt - (continued)

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
Non-Recourse BPL Financing Facility
During the three months ended March 31, 2022, we amended facility D (see Table 16.1 above) to increase the borrowing limit from $400 million to $600 million. During the three months ended September 30, 2022, we amended facility D to increase the borrowing limit from $600 million to $750 million.
Recourse BPL Financing Facilities
During the three months ended September 30, 2022, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loan and single-family rental loans (Facility G in Table 16.1 above). At September 30, 2022, there were no borrowings under this facility. During the three months ended September 30, 2022, Facility E was reclassified to short-term debt as the maturity of this facility was less than one year.
During the three months ended June 30, 2022, Facility F was reclassified to short-term debt as the maturity of this facility was less than one year. During the three months ended March 31, 2022, we amended the interest rate for Facilities E and F (see Table 16.1 above) to be indexed to a spread over one-month SOFR compared to a LIBOR-indexed spread.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 16. Long-Term Debt - (continued)

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
During the three months ended September 30, 2022, $199 million principal amount of 4.75% convertible debt and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of August 2022.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at September 30, 2022 and December 31, 2021.
Table 16.2 – Collateral for Long-Term Debt

(In Thousands)	September 30, 2022	December 31, 2021
Collateral Type
Bridge loans	$699,704	$554,597
Single-family rental loans	—	244,703
Real estate securities
Sequoia securitizations (1)	184,363	247,227
CAFL securitizations (1)	240,683	260,405
Total Collateral for Long-Term Debt	$1,124,750	$1,306,932
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at September 30, 2022 and December 31, 2021.
Table 16.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	September 30, 2022	December 31, 2021
Long-term debt facilities	$2,685	$815
Convertible notes
4.75% convertible senior notes	—	3,564
5.625% convertible senior notes	1,784	3,896
5.75% exchangeable senior notes	4,947	2,474
7.75% convertible senior notes	5,184	—
Trust preferred securities and subordinated notes	1,228	581
Total Accrued Interest Payable on Long-Term Debt	$15,828	$11,330

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 17. Commitments and Contingencies
Lease Commitments
At September 30, 2022, we were obligated under ten non-cancelable operating leases with expiration dates through 2031 for $22 million of cumulative lease payments. For the nine-month periods ended September 30, 2022 and 2021 our operating lease expense was $4 million and $3 million, respectively.
The following table presents our future lease commitments at September 30, 2022.
Table 17.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2022
2022 (3 months)	$1,216
2023	4,956
2024	4,601
2025	3,580
2026	3,420
2027 and thereafter	4,553
Total Lease Commitments	22,326
Less: Imputed interest	(2,793)
Operating Lease Liabilities	$19,533
During the nine months ended September 30, 2022, we did not enter into any new office leases. During the three months ended September 30, 2022, we assumed three operating office leases as a result of our acquisition of Riverbend on July 1, 2022. At September 30, 2022, our operating lease liabilities were $20 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $17 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for our leases was 5 years and 5.2%, respectively.
Commitment to Fund Bridge Loans
As of September 30, 2022, we had commitments to fund up to $990 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At September 30, 2022, we carried a $3 million contingent liability related to these commitments to fund construction advances. During the three and nine months ended September 30, 2022, we recorded a net market valuation gain of $1 million and a net market valuation loss of $2 million, respectively, related to this liability through Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2021, we recorded a net market valuation loss of $0.3 million and a net market valuation gain of $1 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss).
Commitment to Fund Partnerships
In 2018, we invested in two partnerships created to acquire and manage certain mortgage servicing related assets. See Note 11 for additional detail on these investments. In connection with this investment, we are required to fund future net servicer advances related to the underlying mortgage loans. The actual amount of net servicer advances we may fund in the future is subject to significant uncertainty and will be based on the credit and prepayment performance of the underlying loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Commitment to Acquire HEIs
At September 30, 2022, we had outstanding flow purchase agreements with multiple third parties, with an aggregate commitment to purchase $350 million of HEIs, $149 million of which commitments remained outstanding. These purchase agreements specify monthly minimum and maximum amounts of HEIs subject to such purchase commitments. We may terminate the purchase agreement and associated purchase commitment relating to $85 million of remaining commitments upon 90 days prior notice. We account for these investments under the fair value option. See Note 10 for additional detail on these investments.
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At September 30, 2022, we had funded $15 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons investment. At September 30, 2022, we had funded $1 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
Riverbend Contingent Consideration
As part of the consideration for our acquisition of Riverbend, we may make earnout payments payable in cash, based on generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. These contingent earnout payments are classified as a contingent consideration liability on our consolidated balance sheets and carried at fair value. At September 30, 2022, our estimated fair value of this contingent liability was zero.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At September 30, 2022, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2022, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the three and nine months ended September 30, 2022, other income related to these arrangements was $0.3 million and $1 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at September 30, 2022, the loans had an unpaid principal balance of $454 million, a weighted average FICO score of 756 (at origination), and LTV ratio of 74% (at origination). At September 30, 2022, $10 million of the loans were 90 or more days delinquent, of which four of these loans with an unpaid principal balance of $1 million were in foreclosure. At September 30, 2022, the carrying value of our guarantee obligation was $7 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At both September 30, 2022 and December 31, 2021, assets of such SPEs totaled $30 million, and liabilities of such SPEs totaled $7 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Loss Contingencies — Residential Repurchase Reserve
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
At September 30, 2022 and December 31, 2021, our repurchase reserve associated with our residential loans and MSRs was $6 million and $9 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the nine months ended September 30, 2022 and 2021, we received seven and eight repurchase requests, respectively, and repurchased one and one loan(s), respectively. During the three and nine months ended September 30, 2022, we recorded a repurchase provision expense of $0.1 million and a reversal of repurchase provision expense of $4 million, respectively, which were recorded in Mortgage banking activities, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2021, we recorded repurchase provision expense of $0.3 million and $0.6 million, respectively, which were recorded in Mortgage banking activities, net, and Other income on our consolidated statements of income (loss).
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Loss Contingencies - Litigation, Claims and Demands.” At September 30, 2022, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2021 was $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 18. Equity
The following table provides a summary of changes to accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022 and 2021.
Table 18.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$16,595	$(74,383)	$88,251	$(78,511)
Other comprehensive (loss) income before reclassifications	(8,731)	—	(2,658)	—
Amounts reclassified from other accumulated comprehensive (income) loss	544	1,040	(6,200)	1,041
Net current-period other comprehensive (loss) income	(8,187)	1,040	(8,858)	1,041
Balance at End of Period	$8,408	$(73,343)	$79,393	$(77,470)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$67,503	$(76,430)	$76,336	$(80,557)
Other comprehensive (loss) income before reclassifications	(60,013)	—	19,552	—
Amounts reclassified from other accumulated comprehensive (income) loss	918	3,087	(16,495)	3,087
Net current-period other comprehensive (loss) income	(59,095)	3,087	3,057	3,087
Balance at End of Period	$8,408	$(73,343)	$79,393	$(77,470)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 18. Equity - (continued)
The following table provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021.
Table 18.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2022	2021
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$544	$—
Gain on sale of AFS securities	Realized gains, net	—	(6,200)
		$544	$(6,200)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,040	$1,041
		$1,040	$1,041

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2022	2021
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$2,315	$(388)
Gain on sale of AFS securities	Realized gains, net	(1,397)	(16,107)
		$918	$(16,495)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$3,087	$3,087
		$3,087	$3,087
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the nine months ended September 30, 2022, we issued 5.2 million common shares for net proceeds of $67 million under this program. During the three months ended March 31, 2022, we increased the capacity of this program to $175 million, all of which remained outstanding for future offerings under this program as of September 30, 2022.
Direct Stock Purchase and Dividend Reinvestment Plan
During the nine months ended September 30, 2022, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At September 30, 2022, approximately 6 million shares remained outstanding for future offerings under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 18. Equity - (continued)
Earnings per Common Share
The following table provides the basic and diluted (loss) earnings per common share computations for the three and nine months ended September 30, 2022 and 2021.
Table 18.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2022	2021	2022	2021
Basic Earnings per Common Share:
Net (loss) income attributable to Redwood	$(50,411)	$88,286	$(119,462)	$275,568
Less: Dividends and undistributed earnings allocated to participating securities	(1,158)	(2,984)	(3,445)	(8,979)
Net (loss) income allocated to common shareholders	$(51,569)	$85,302	$(122,907)	$266,589
Basic weighted average common shares outstanding	116,087,890	112,995,847	118,530,172	112,754,691
Basic (Loss) Earnings per Common Share	$(0.44)	$0.75	$(1.04)	$2.36
Diluted Earnings per Common Share:
Net (loss) income attributable to Redwood	$(50,411)	$88,286	$(119,462)	$275,568
Less: Dividends and undistributed earnings allocated to participating securities	(1,158)	(2,747)	(3,445)	(8,151)
Add back: Interest expense on convertible notes for the period, net of tax	—	6,870	—	20,585
Net (loss) income allocated to common shareholders	$(51,569)	$92,409	$(122,907)	$288,002
Weighted average common shares outstanding	116,087,890	112,995,847	118,530,172	112,754,691
Net effect of dilutive equity awards	—	292,749	—	253,819
Net effect of assumed convertible notes conversion to common shares	—	28,566,875	—	28,566,875
Diluted weighted average common shares outstanding	116,087,890	141,855,471	118,530,172	141,575,385
Diluted (Loss) Earnings per Common Share	$(0.44)	$0.65	$(1.04)	$2.03
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
During the three and nine months ended September 30, 2021, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and nine months ended September 30, 2022, 49,137,808 and 37,307,705 of common shares, respectively, related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2022, the number of outstanding equity awards that were antidilutive totaled 249,178 and 268,737, respectively. For the three and nine months ended September 30, 2021, the number of outstanding equity awards that were antidilutive totaled 22,102 and 18,736, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 18. Equity - (continued)
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced our previous $100 million stock repurchase authorization. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended September 30, 2022, we repurchased 3.4 million shares of our common stock for a total cost of $24 million. At September 30, 2022, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. During the nine months ended September 30, 2022, we repurchased 7.1 million shares of our common stock for a total cost of $56 million under our current and previously-approved Board of Director authorizations.

Note 19. Equity Compensation Plans
At September 30, 2022 and December 31, 2021, 5,258,817 and 5,958,390 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan, totaled $35 million at September 30, 2022, as shown in the following table.
Table 19.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2022
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$84	$3,589	$26,473	$12,237	$—	$42,383
Equity grants	—	2,513	7,960	—	323	10,796
Performance-based valuation adjustment	—	—	—	(3,205)	—	(3,205)
Equity grant forfeitures	(5)	(448)	(101)	—	—	(554)
Equity compensation expense	(79)	(1,567)	(10,412)	(2,524)	(242)	(14,824)
Unrecognized Compensation Cost at End of Period	$—	$4,087	$23,920	$6,508	$81	$34,596
At September 30, 2022, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Awards ("RSAs")
At September 30, 2022 and December 31, 2021, there were 1,551 and 28,141 shares of RSAs outstanding, respectively. Restrictions on these shares lapse during 2022. During the nine months ended September 30, 2022, there were no RSAs granted, restrictions on 26 RSAs lapsed and those shares were distributed, and 341 RSAs were forfeited.
Restricted Stock Units ("RSUs")
At September 30, 2022 and December 31, 2021, there were 476,893 and 431,072 RSUs outstanding, respectively. During the nine months ended September 30, 2022, there were 208,717 RSUs granted, 123,869 RSUs distributed, and 39,027 RSUs forfeited. Unvested RSUs at September 30, 2022 vest through 2026.
Deferred Stock Units (“DSUs”)
At September 30, 2022 and December 31, 2021, there were 4,911,777 and 4,022,088 DSUs outstanding, respectively, of which 2,217,327 and 1,469,903, respectively, had vested. During the nine months ended September 30, 2022, there were 1,214,533 DSUs granted, 316,546 DSUs distributed, and 8,298 DSUs forfeited. Unvested DSUs at September 30, 2022 vest through 2026.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 19. Equity Compensation Plans - (continued)
Performance Stock Units (“PSUs”)
At September 30, 2022 and December 31, 2021, the target number of PSUs that were unvested was 1,267,849 and 1,473,883, respectively. Vesting for PSUs generally occurs three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, for PSUs granted in 2020 and 2021, we decreased the book value total shareholder return estimate for the 2022 performance period, reducing the future equity compensation expense related to these awards by $3 million.
For 206,034 target PSU awards that were granted in December 2018, the performance vesting period ended on January 1, 2022. These 2018 PSU awards failed to reach a threshold level under their performance-based vesting criteria and resulted in the vesting of no shares of our common stock underlying these PSUs.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2022 and December 31, 2021, 505,496 and 569,728 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2022.
Note 20. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.
Table 20.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(22,776)	$27,862	$(125,012)	$75,496
Trading securities (2)	148	32	4,249	(342)
Risk management derivatives (3)	24,319	3,963	107,573	37,187
Other income (expense), net (4)	467	1,089	5,496	3,305
Total residential mortgage banking activities, net	2,158	32,946	(7,694)	115,646

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	(19,306)	18,461	(84,493)	54,675
Risk management derivatives (3)	24,044	(424)	56,564	930
Bridge loans, at fair value	(9)	3,433	2,242	6,702
Other income, net (5)	9,648	8,747	36,214	22,236
Total business purpose mortgage banking activities, net	14,377	30,217	10,527	84,543
Mortgage Banking Activities, Net	$16,535	$63,163	$2,833	$200,189
(1)For residential loans, includes changes in fair value for associated loan purchase commitments. For single-family rental loans, includes changes in fair value for associated interest rate lock commitments.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 21. Other Income, Net
The following table presents the components of Other income recorded in our consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.
Table 21.1 – Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
MSR income, net (1)	$2,890	$295	$12,569	$949
Bridge loan fees	1,489	1,131	3,952	2,735
Risk share income	279	575	1,062	2,318
Other	(631)	387	(567)	2,355
Other Income, Net	$4,027	$2,388	$17,016	$8,357
(1)Includes servicing fees and fair value changes for MSRs, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 22. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three and nine months ended September 30, 2022 and 2021 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
General and Administrative Expenses
Fixed compensation expense (1)	$18,626	$11,285	$45,364	$34,359
Annual variable compensation expense	3,521	19,844	8,689	51,021
Long-term incentive award expense (2)	4,998	4,915	16,190	14,766
Acquisition-related equity compensation expense (3)	—	1,189	—	3,613
Systems and consulting	3,909	2,975	10,796	9,224
Office costs	2,381	2,197	6,489	6,029
Accounting and legal	1,775	1,197	5,026	3,132
Corporate costs	928	964	2,792	2,528
Other	3,969	3,126	11,581	7,165
Total General and Administrative Expenses	40,107	47,692	106,927	131,837

Loan Acquisition Costs
Commissions	1,549	1,906	6,279	4,830
Underwriting costs	545	2,351	3,013	5,872
Transfer and holding costs	332	364	1,079	1,226
Total Loan Acquisition Costs	2,426	4,621	10,371	11,928

Other Expenses
Amortization of purchase-related intangible assets	3,891	3,873	10,731	11,619
Other	370	150	1,083	485
Total Other Expenses	4,261	4,023	11,814	12,104
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$46,794	$56,336	$129,112	$155,869
(1)Includes $3 million of severance and transition-related expenses for the three and nine months ended September 30, 2022.
(2)For the three months ended September 30, 2022 and 2021, long-term incentive award expense included $5 million and $3 million of expense for awards settleable in shares of our common stock, and $0.1 million and $1 million of expense for awards settleable in cash, respectively. For the nine months ended September 30, 2022 and 2021, long-term incentive award expense included $15 million and $10 million of expense for awards settleable in shares of our common stock, and $1 million and $4 million of expense for awards settleable in cash, respectively.
(3)Acquisition-related equity compensation expense relates to 588,260 shares of restricted stock that were issued to members of CoreVest management as a component of the consideration paid to them for our purchase of their interests in CoreVest in 2019. The grant date fair value of these restricted stock awards was $10 million, which was recognized as compensation expense over the two-year vesting period on a straight-line basis in accordance with GAAP.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 22. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses - (continued)
Long-Term Cash-Based Awards and Cash Settled Deferred Stock Units
During the nine months ended September 30, 2022, $2 million of long-term cash-based retention awards were granted to employees that will vest and be paid over a three-year period, subject to continued employment through the vesting periods from 2022 through 2025. At both September 30, 2022 and December 31, 2021, the unamortized compensation cost of long-term cash-based awards was $4 million.
During the nine months ended September 30, 2022, there were no cash-settled deferred stock units granted to employees. Cash-settled deferred stock units that were granted in 2020 and 2021 vest over four years through 2025. At September 30, 2022 and December 31, 2021, the unamortized compensation cost of cash-settled deferred stock units was $2 million and $7 million, respectively. The unamortized compensation cost is adjusted for changes in the value of our common stock at the end of each reporting period.
Refer to Note 21 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.

Note 23. Taxes
We believe that we have met all requirements for qualification as a REIT for federal income tax purposes. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income and meet certain other requirements that relate to, among other things, the assets it holds, the income it generates, and the composition of its stockholders.
For the nine months ended September 30, 2022 and 2021, we recognized a benefit from income taxes of $10 million and a provision for income taxes of $14 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2022 and 2021.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2022	September 30, 2021
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(29.6)%	(13.1)%
Change in valuation allowance	(2.4)%	(6.8)%
Dividends paid deduction	10.5%	(4.9)%
Effective Tax Rate	8.1%	4.8%
We assessed our tax positions for all open tax years (i.e., Federal, 2018 to 2022, and State, 2017 to 2022) at September 30, 2022 and December 31, 2021, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

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
September 30, 2022
(Unaudited)

Note 24. Segment Information - (continued)
The following tables present financial information by segment for the three and nine months ended September 30, 2022 and 2021.
Table 24.1 – Business Segment Financial Information

	Three Months Ended September 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$9,882	$9,082	$156,882	$1,816	$177,662
Interest expense	(8,083)	(5,971)	(111,876)	(16,797)	(142,727)
Net interest income	1,799	3,111	45,006	(14,981)	34,935
Non-interest (loss) income
Mortgage banking activities, net	2,158	14,377	—	—	16,535
Investment fair value changes, net	—	—	(61,780)	4,083	(57,697)
Other income, net	—	399	3,906	(278)	4,027
Realized gains, net	—	—	—	—	—
Total non-interest income (loss), net	2,158	14,776	(57,874)	3,805	(37,135)
General and administrative expenses	(5,735)	(18,535)	(3,502)	(12,335)	(40,107)
Loan acquisition costs	(550)	(1,876)	—	—	(2,426)
Other expenses	—	(3,891)	(370)	—	(4,261)
Benefit from (provision for) income taxes	1,688	2,559	(5,664)	—	(1,417)
Segment Contribution	$(640)	$(3,856)	$(22,404)	$(23,511)
Net (Loss)					$(50,411)
Non-cash amortization (expense) income, net	$(185)	$(3,609)	$(3,658)	$(2,843)	$(10,295)

	Nine Months Ended September 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$36,048	$22,509	$471,932	$4,028	$534,517
Interest expense	(23,316)	(12,797)	(331,047)	(38,832)	(405,992)
Net interest income	12,732	9,712	140,885	(34,804)	128,525
Non-interest (loss) income
Mortgage banking activities, net	(7,694)	10,527	—	—	2,833
Investment fair value changes, net	—	—	(165,297)	13,508	(151,789)
Other income, net	—	2,028	15,423	(435)	17,016
Realized gains, net	—	—	2,581	—	2,581
Total non-interest (loss) income, net	(7,694)	12,555	(147,293)	13,073	(129,359)
General and administrative expenses	(17,918)	(40,076)	(9,676)	(39,257)	(106,927)
Loan acquisition costs	(2,848)	(7,523)	—	—	(10,371)
Other expenses	74	(10,731)	(1,157)	—	(11,814)
Benefit from (provision for) income taxes	8,283	9,009	(6,808)	—	10,484
Segment Contribution	$(7,371)	$(27,054)	$(24,049)	$(60,988)
Net (Loss)					$(119,462)
Non-cash amortization (expense) income, net	$(699)	$(11,563)	$4,385	$(6,428)	$(14,305)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 24. Segment Information - (continued)

	Three Months Ended September 30, 2021
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$14,712	$3,967	$125,994	$1,049	$145,722
Interest expense	(7,537)	(2,013)	(84,049)	(10,155)	(103,754)
Net interest income	7,175	1,954	41,945	(9,106)	41,968
Non-interest income
Mortgage banking activities, net	32,946	30,217	—	—	63,163
Investment fair value changes, net	—	—	26,324	(247)	26,077
Other income, net	—	216	1,842	330	2,388
Realized gains, net	—	—	6,703	—	6,703
Total non-interest income, net	32,946	30,433	34,869	83	98,331
General and administrative expenses	(7,891)	(12,017)	(4,483)	(23,301)	(47,692)
Loan acquisition costs	(2,395)	(2,175)	(51)	—	(4,621)
Other expenses	—	(3,873)	(150)	—	(4,023)
(Provision for) benefit from income taxes	(10,429)	(3,485)	(1,045)	19,282	4,323
Segment Contribution	$19,406	$10,837	$71,085	$(13,042)
Net Income					$88,286
Non-cash amortization (expense) income, net	$(33)	$(4,224)	$5,682	$(1,995)	$(570)

	Nine Months Ended September 30, 2021
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$35,536	$9,849	$363,751	$3,586	$412,722
Interest expense	(19,903)	(5,134)	(258,685)	(30,649)	(314,371)
Net interest income	15,633	4,715	105,066	(27,063)	98,351
Non-interest income
Mortgage banking activities, net	115,646	84,543	—	—	200,189
Investment fair value changes, net	—	—	121,812	(1,168)	120,644
Other income, net	—	494	7,121	742	8,357
Realized gains, net	—	—	17,803	—	17,803
Total non-interest income (loss), net	115,646	85,037	146,736	(426)	346,993
General and administrative expenses	(27,478)	(34,567)	(10,804)	(58,988)	(131,837)
Loan acquisition costs	(5,686)	(5,528)	(710)	(4)	(11,928)
Other expenses	(6)	(11,523)	(592)	17	(12,104)
Provision for income taxes	(23,640)	(6,988)	(2,561)	19,282	(13,907)
Segment Contribution	$74,469	$31,146	$237,135	$(67,182)
Net Income					$275,568
Non-cash amortization income (expense), net	$8,867	$(16,154)	$317	$(5,845)	$(12,815)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three and nine months ended September 30, 2022 and 2021.

Table 24.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2022			2021
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$1,473	$343	$1,816	$1,042	$7	$1,049
Interest expense	(1,486)	(15,311)	(16,797)	(641)	(9,514)	(10,155)
Net interest income	(13)	(14,968)	(14,981)	401	(9,507)	(9,106)
Non-interest income
Investment fair value changes, net	(329)	4,412	4,083	(247)	—	(247)
Other income	—	(278)	(278)	—	330	330
Total non-interest income, net	(329)	4,134	3,805	(247)	330	83
General and administrative expenses	—	(12,335)	(12,335)	—	(23,301)	(23,301)
Loan acquisition costs	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—
Provision for income taxes	—	—	—	—	19,282	19,282
Total	$(342)	$(23,169)	$(23,511)	$154	$(13,196)	$(13,042)

	Nine Months Ended September 30,
	2022			2021
(In Thousands)	Legacy Consolidated VIEs(1)	Other	Total	Legacy Consolidated VIEs(1)	Other	Total
Interest income	$3,593	$435	$4,028	$3,559	$27	$3,586
Interest expense	(3,154)	(35,678)	(38,832)	(2,271)	(28,378)	(30,649)
Net interest income	439	(35,243)	(34,804)	1,288	(28,351)	(27,063)
Non-interest income
Investment fair value changes, net	(1,379)	14,887	13,508	(1,162)	(6)	(1,168)
Other income	—	(435)	(435)	—	742	742
Total non-interest income, net	(1,379)	14,452	13,073	(1,162)	736	(426)
General and administrative expenses	—	(39,257)	(39,257)	—	(58,988)	(58,988)
Loan acquisition costs	—	—	—	—	(4)	(4)
Other expenses	—	—	—	—	17	17
Provision for income taxes	—	—	—	—	19,282	19,282
Total	$(940)	$(60,048)	$(60,988)	$126	$(67,308)	$(67,182)

(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents supplemental information by segment at September 30, 2022 and December 31, 2021.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
September 30, 2022
Residential loans	$676,458	$—	$4,877,938	$198,160	$5,752,556
Business purpose loans	—	337,238	4,919,980	—	5,257,218
Consolidated Agency multifamily loans	—	—	427,458	—	427,458
Real estate securities	—	—	259,212	—	259,212
Home equity investments	—	—	340,437	—	340,437
Other investments	—	—	341,155	71,607	412,762
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	44,130	—	—	44,130
Total assets	738,301	473,748	11,301,836	632,062	13,145,947

December 31, 2021
Residential loans	$1,673,235	$—	$5,688,742	$230,455	$7,592,432
Business purpose loans	—	347,860	4,443,129	—	4,790,989
Consolidated Agency multifamily loans	—	—	473,514	—	473,514
Real estate securities	4,927	—	372,484	—	377,411
Home equity investments	—	—	192,740	—	192,740
Other investments	—	—	413,527	35,702	449,229
Intangible assets	—	41,561	—	—	41,561
Total assets	1,716,285	464,967	11,770,486	755,206	14,706,944

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
References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in this MD&A and our consolidated financial statements and notes thereto, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor relations section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer or director of Redwood. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, and may include disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2022 and future years, including statements regarding the economic impact of inflation, supply chain disruptions, and war in Europe; (iii) statements regarding our expectations with respect to Riverbend’s integration into, and effect upon, the Redwood and CoreVest businesses; (iv) statements related to our opportunities for growth, including opportunities to grow and increase our market share for our residential and business purpose mortgage banking platforms; (v) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, and that at September 30, 2022, our securities portfolio had approximately $458 million of net discount to par (approximately $4.05 per share), which we have the potential to recover over time; (vi) statements related to RWT Horizons and our strategic investment initiatives; (vii) statements relating to our estimate of our available capital (including that we estimate our available capital at September 30, 2022 was approximately $160 million); (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2022 and at September 30, 2022, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and residential mortgage loans subject to forward sale commitments; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2022; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
Our GAAP book value declined to $10.18 per share at September 30, 2022, a 5.6% decline from $10.78 per share at June 30, 2022, driving a GAAP loss of $(0.44) per share for the third quarter. As was the case in the second quarter, mark-to-market adjustments were the primary driver of our GAAP loss for the quarter and contributed $(0.50) per share of unrealized fair value changes in the third quarter.
During the third quarter, we focused on maintaining liquidity and maximizing our balance sheet flexibility. We ended the quarter with $297 million of unrestricted cash on hand, unencumbered assets of $491 million, and approximately $3.8 billion of excess capacity on our warehouse lines. We were successful during the quarter in adding $900 million of new financing capacity across multiple borrowing facilities (with both new and existing domestic depository institutions) to further support our operating platforms. Our overall recourse leverage ratio(1) was 2.6x, which included only 0.8x secured recourse leverage within our Investment Portfolio(2). This allowed us to remain opportunistic across our operating segments, a posture we expect to carry through year-end.
For the third quarter, we deployed $235 million of capital, which included repurchases of our common stock, the acquisition of Riverbend Funding, LLC (“Riverbend”), and further investments in organically created business-purpose loans (“BPL”) and third-party investments. We closed the Riverbend acquisition on July 1, 2022, and have progressed with key integration workstreams that we expect to be largely completed by year-end. At current levels, we believe there is an attractive opportunity to invest in our own common shares and, as such, we expect opportunistic share repurchases to be an on-going option for capital deployment in the near term.
Within our Investment Portfolio, at September 30, 2022, we had $3.6 billion of economic investments; 77% of which were organically created and 23% of which were purchased from third-parties. We estimate there was $458 million (or $4.05 per share) of net discount to par value at September 30, 2022 that we believe represents potential upside in Redwood’s book value.
Our investment portfolio sits in a strong fundamental credit position given consistent cash flows, underlying seasoning and robust home price appreciation. Delinquencies in our portfolio remain low, at approximately 2% across our organically-created Residential and BPL investments combined at September 30, 2022. We believe the seasoning of our portfolio assets is a positive factor in light of near-term downward pressure on home prices expected as a result of the Federal Reserve's monetary policy actions. Our portfolio overall has benefited from significant appreciation in home prices and rents the last several years, providing a tailwind to fundamental performance even in a more stressed housing market. This inherent downside protection may support the potential recoverability of the unrealized losses we have taken over the last few quarters.
While markets need to stabilize for our operating businesses to return to their optimal levels of operations, both of our mortgage banking platforms delivered substantially better quarter-on-quarter results as compared to the second quarter of 2022, notwithstanding continued market dislocation. Across our Residential and Business Purpose Mortgage Banking businesses, we distributed almost $1 billion of loans during the quarter. Despite capital markets in the consumer residential sector remaining largely distressed, we sold $612 million of residential loans to various whole loans buyers at accretive levels and within our historical target range for gain on sale margins. Our BPL team also completed an innovative $274 million private SFR securitization at the end of the third quarter, in addition to selling $85 million of loans. Our ability to distribute loans through both securitization and whole loan sales in challenging markets is a testament to the strength of our platforms, the quality of our products and the depth of our whole loan networks.
We expect conditions in the consumer residential sector to remain challenging for a number of quarters as industry volumes continue to be affected by rapidly increasing mortgage rates, which, along with record home price appreciation in recent years, has pushed housing affordability to new lows. The spread between mortgage rates and the 10-year Treasury recently reached an all-time high, even as the 10-year Treasury yield itself has risen over 250 basis points since the beginning of the year. The institution that has been the largest buyer of mortgage-backed securities, the Federal Reserve, has exited the market, and money center banks and overseas investors have also pulled back significantly. This dynamic, in the near term, has resulted in significant market risk for those aggregating loans for future securitizations, including us.
As a result of these market conditions, we have remained conservatively positioned in Residential Mortgage Banking, reducing our quarterly jumbo loan locks(3) in the third quarter to $461 million and focusing on moving risk expediently, operating efficiently and preserving flexibility. This includes ongoing rationalization of our cost structure and disciplined pipeline management, including through maintaining lower overall loan inventory balances and nimble distribution strategies with whole loan buyers. In light of these conditions, we intentionally reduced our capital allocation to our Residential Mortgage Banking business by almost 60% since the beginning of 2022. We see attractive uses for this freed-up capital, including investment opportunities in residential credit made possible by the market downturn.

Turning to Business Purpose Mortgage Banking, while we have seen some resiliency in demand for shorter duration bridge loan products that we originate, we expect volumes to moderate from record levels earlier this year as higher interest rates and macroeconomic uncertainty cause housing investors to be more cautious. In the third quarter, we saw this trend play out as 83% of our origination volume was in our bridge product and 17% was in our SFR product. As affordability remains challenged, we believe that strong occupancy rates, low vacancies, and high consumer mortgage rates should continue to support strong and consistent cash flows for our rental loan products. We have long promoted our BPL franchise as a life-cycle lender and our ability to provide both short- and long-term financing options makes us an attractive lender for borrowers.

Footnotes to Business Update
_________________________________________________________________________________________________________

(1)    Recourse leverage ratio is defined as recourse debt at Redwood divided by tangible stockholders' equity. Recourse debt excludes $8.9 billion of consolidated securitization debt (ABS issued and servicer advance financing) and other debt that is non-recourse to Redwood, and tangible stockholders' equity excludes $68 million of goodwill and intangible assets.
(2)    Secured recourse leverage for our investment portfolio is defined as secured recourse debt financing our investment portfolio assets divided by capital allocated to our investment portfolio.
(3)    Lock volume does not account for potential fallout from pipeline that typically occurs through the lending process.

Third Quarter Overview
The following table presents key financial metrics for the three and nine months ended September 30, 2022.
Table 1 – Key Financial Results and Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2022	September 30, 2022
Net (loss) income per diluted common share	$(0.44)	$(1.04)
Annualized GAAP return on equity	(16.4)%	(11.8)%
Dividends per share	$0.23	$0.69
Book value per share	$10.18	$10.18
Economic return on book value (1)	(3.4)%	(9.9)%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
Business Highlights
Investment Portfolio
•Deployed $167 million of capital into new organic and third-party investments
•Credit performance remained strong with stable delinquencies and continued declining LTVs
•Investment Portfolio secured recourse leverage of 0.8x as of September 30, 2022
Business Purpose Mortgage Banking
•Funded $570 million in business purpose loans, 83% Bridge and 17% Single-Family Rental ("SFR")
•Securitized $274 million of loans in a private securitization backed by SFR loans
•Closed the previously announced acquisition of Riverbend Funding, LLC and its subsidiaries ("Riverbend"), a best-in-class private mortgage lender to investors in transitional residential and multifamily real estate, for an initial cash purchase price of approximately $44 million paid at closing (and subject to certain adjustments including potential earnout consideration)
Residential Mortgage Banking
•Distributed $612 million of jumbo loans through whole loan sales; at September 30, 2022, total net jumbo loan exposure was $712 million
•Intentionally maintained light volume, locking $461 million of jumbo loans, down from $1.0 billion in second quarter 2022; loan purchase commitments were $256 million, down from $538 million in second quarter 2022
Financing Highlights
•Maintained robust balance sheet with unrestricted cash of $297 million and unencumbered assets of $491 million at September 30, 2022
•Added $900 million of new financing capacity across multiple borrowing facilities (with both new and existing domestic depository institutions) in the third quarter to further support operating platforms
◦Successfully renewed warehouse lines with maturities in the third quarter at unchanged advance rates
◦Ended third quarter with $3.8 billion of unused financing capacity across Residential and Business Purpose Mortgage Banking segments
•Total margin call activity in the third quarter resulted in a net return of cash to Redwood from financing and hedging counterparties
•Repurchased 3.4 million shares of Redwood’s common stock at a cost of $24 million, resulting in $0.12 per share of book value accretion in the third quarter
RWT Horizons Highlights
•Completed three new investments in the third quarter
•Since inception, RWT Horizons has completed 27 technology venture investments in 24 companies with an aggregate of over $26 million of investment commitments

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2022 and 2021. Most tables include a "change" column that shows the amount by which the results from 2022 are greater or less than the results from the respective period in 2021. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2022, compared to the third quarter of 2021, and increases or decreases during the "nine-month periods" refer to the change in results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Consolidated Results of Operations
The following table presents the components of our net (loss) income for the three and nine months ended September 30, 2022 and 2021.
Table 2 – Net (Loss) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2022	2021	Change	2022	2021	Change
Net Interest Income	$34,935	$41,968	$(7,033)	$128,525	$98,351	$30,174
Non-interest Income
Mortgage banking activities, net	16,535	63,163	(46,628)	2,833	200,189	(197,356)
Investment fair value changes, net	(57,697)	26,077	(83,774)	(151,789)	120,644	(272,433)
Other income, net	4,027	2,388	1,639	17,016	8,357	8,659
Realized gains, net	—	6,703	(6,703)	2,581	17,803	(15,222)
Total non-interest (loss) income, net	(37,135)	98,331	(135,466)	(129,359)	346,993	(476,352)
General and administrative expenses	(40,107)	(47,692)	7,585	(106,927)	(131,837)	24,910
Loan acquisition costs	(2,426)	(4,621)	2,195	(10,371)	(11,928)	1,557
Other expenses	(4,261)	(4,023)	(238)	(11,814)	(12,104)	290
Net (loss) income before income taxes	(48,994)	83,963	(132,957)	(129,946)	289,475	(419,421)
(Provision for) benefit from income taxes	(1,417)	4,323	(5,740)	10,484	(13,907)	24,391
Net (Loss) Income	$(50,411)	$88,286	$(138,697)	$(119,462)	$275,568	$(395,030)
Diluted (loss) earnings per common share	$(0.44)	$0.65	$(1.09)	$(1.04)	$2.03	$(3.07)
Net Interest Income
Net interest income from our investment portfolio increased by $3 million and $36 million during the three and nine-month periods, respectively, and generally resulted from higher average asset balances in 2022, as we increased our investments in bridge loans and in securities we retained from CoreVest securitizations during the prior twelve months. We recognized elevated levels of discount accretion on our available-for-sale securities and yield maintenance income on our SFR securities during the first quarter of 2022. In association with a continued rise in interest rates throughout 2022, prepayment speeds on many of our assets slowed, and resulted in a reduction in discount accretion and yield maintenance income on our SFR securities in the second and third quarters. Additionally, net interest income from Business Purpose Mortgage Banking operations increased by $1 million and $5 million, during the three and nine-month periods, respectively, as a result of higher average balances of SFR loan inventory during the respective periods.
These increases were offset by $6 million and $8 million decreases in net interest income during the three and nine-month periods, respectively, from higher corporate interest expense resulting from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates in 2022. Additionally, Residential Mortgage Banking operations experienced $5 million and $3 million decreases in net interest income during the three and nine-month periods, respectively, as a result of a lower average balance of loan inventory in the respective periods.

Continued increases in benchmark interest rates and borrowing spreads could negatively impact our future net interest income in relation to the portion of our fixed-rate assets that are financed with floating-rate debt, as well as in relation to fixed-rate debt that matures in the near-term that is refinanced with new debt at current market rates. Additionally, to the extent we add incremental leverage to our investment portfolio, net interest income could decrease while proceeds from those financings are redeployed into other assets or if additional capital is deployed into HEIs which do not earn interest income.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three and nine-month periods was attributable to $31 million and $123 million decreases, respectively, from our Residential Mortgage Banking operations and $16 million and $74 million decreases, respectively, from our Business Purpose Mortgage Banking operations.
The decreases from Residential Mortgage Banking operations were attributable to lower acquisition volumes as well as decreased margins during 2022, as a sharp increase in mortgage rates during 2022 contributed to an industry-wide decrease in residential mortgage origination activity. Additionally, given market volatility, we focused on risk management and were deliberate in moderating volume and transferring financial risk quickly during 2022. Margins and profitability for Residential Mortgage Banking during the first nine months of 2022 were impacted by wider credit spreads for securitizations and whole loans, as well as increased rate volatility, which resulted in higher hedging costs. In the third quarter of 2022, margins recovered on improved distribution execution.
Despite increased volumes during the first nine months of 2022, Business Purpose Mortgage Banking income declined year-over-year, as continued market volatility and extreme credit spread widening in 2022 negatively impacted profitability. Spreads stabilized in the third quarter and volume remained fairly healthy, which contributed to $14 million of BPL mortgage banking activity income in the third quarter of 2022.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and their associated interest rate hedges. During the three and nine months ended September 30, 2022, negative investment fair value changes reflected extreme levels of credit spread widening across many of our longer-duration, fixed-rate investments, partially offset by fair value increases in our IO securities, MSRs, and interest rate hedges, which benefited from rising interest rates. While our home equity investments ("HEIs") experienced price increases in the first half of 2022 due to home price appreciation, in the third quarter of 2022, they saw declines in prices as the outlook for home price appreciation deteriorated. Negative fair value changes primarily reflected unrealized mark-to-market losses, while fundamental credit performance, including delinquencies and LTVs, remained stable across our portfolio.
During the three and nine months ended September 30, 2021, positive investment fair value changes reflected improvements in credit performance and spread tightening across our investment portfolio, particularly in our third-party re-performing loan ("RPL") and retained CAFL SFR securities.
Additional detail on our investment fair value changes during 2022 is included in the “Results of Operations by Segment” section that follows as well as Table 5.6 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Income
The increase in other income for the three and nine month periods primarily resulted from higher income on our MSR investments, which increased by $3 million and $12 million, respectively. The increase in income from MSRs was primarily due to positive valuation changes resulting from a slowdown in prepayment speeds during 2022 as interest rates rose.
Additional detail on our other income is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Realized Gains, Net
During the three and nine months ended September 30, 2022, we realized gains of zero and $3 million, respectively, primarily resulting from calls associated with third-party available-for-sale ("AFS") securities during the first quarter of 2022. During the three and nine months ended September 30, 2021, we realized gains of $7 million and $18 million, respectively, primarily resulting from the call of two and six seasoned Sequoia securitizations, respectively.
General and Administrative Expenses
General and administration expenses decreased for the three and nine month periods, primarily due to $16 million and $42 million decreases in variable compensation expense, respectively, associated with the decreases in earnings during the respective periods. Additionally, fixed compensation expense in the second quarter of 2022 included a $2 million benefit from a payroll tax refund related to a prior year that was realized during the quarter. These decreases were offset by a $1 million increase in costs associated with the acquisition of Riverbend, including $1 million of direct transaction costs incurred over the second and third quarters of 2022, and $2 million of fixed compensation costs in the third quarter of 2022 from the addition of Riverbend employees. Additionally, in the third quarter of 2022, we incurred $4 million of employee severance and transition-related expenses.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Loan Acquisition Costs
Loan acquisition costs for our mortgage banking operations decreased $2 million for both the three and nine month periods, as a result of lower loan origination volumes in 2022.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. Losses from our mortgage banking operations during the first nine months of 2022 contributed to a tax benefit during that period. For the third quarter of 2022, a small loss from our mortgage banking operations was more than offset by gains on hedges associated with certain of our investments, resulting in a tax provision for the quarter.
During the third quarter of 2021, we realized a $19 million benefit from the release of valuation allowance on a portion of our deferred tax assets contributing to a net tax benefit during that quarter. The tax provision for the nine months ended September 30, 2021 reflects positive income earned from our mortgage banking operations during that period, partially offset by the benefit from the release of valuation allowance.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and nine months ended September 30, 2022 and 2021.
Table 3 – Net Interest Income

	Three Months Ended September 30,
	2022			2021
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$11,844	$984,365	4.8%	$15,377	$1,936,882	3.2%
Residential loans - HFI at Legacy Sequoia (2)	1,473	199,264	3.0%	1,042	248,791	1.7%
Residential loans - HFI at Sequoia (2)	31,587	3,468,730	3.6%	18,867	2,104,357	3.6%
Residential loans - HFI at Freddie Mac SLST (2)	16,098	1,600,215	4.0%	18,707	2,043,813	3.7%
Business purpose loans - HFS	9,070	535,017	6.8%	4,090	314,641	5.2%
Business purpose loans - HFI	24,688	1,257,222	7.9%	14,102	704,752	8.0%
Single-family rental loans - HFI at CAFL (2)	50,959	2,960,614	6.9%	48,723	3,455,645	5.6%
Bridge loans - HFI at CAFL (2)	10,480	529,993	7.9%	214	12,015	7.1%
Multifamily loans at Freddie Mac K-Series (2)	4,762	439,966	4.3%	4,846	483,930	4.0%
Trading securities	3,924	131,626	11.9%	5,710	147,925	15.4%
Available-for-sale securities	3,065	136,203	9.0%	8,532	120,183	28.4%
Other interest income	9,712	898,111	4.3%	5,512	769,308	2.9%
Total interest income	177,662	13,141,326	5.4%	145,722	12,342,242	4.7%
Interest Expense
Short-term debt facilities	(19,436)	1,561,146	(5.0)%	(10,808)	1,982,726	(2.2)%
Short-term debt - servicer advance financing	(2,606)	225,002	(4.6)%	(1,018)	149,450	(2.7)%
Promissory notes	(572)	33,302	(6.9)%	—	—	—%
Short-term debt - convertible notes, net	(1,330)	100,895	(5.3)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(1,486)	198,166	(3.0)%	(641)	245,910	(1.0)%
ABS issued - Sequoia (2)	(27,541)	3,233,716	(3.4)%	(15,368)	1,872,636	(3.3)%
ABS issued - Freddie Mac SLST (2)	(12,829)	1,325,930	(3.9)%	(15,774)	1,765,465	(3.6)%
ABS issued - Freddie Mac K-Series (2)	(4,377)	408,164	(4.3)%	(4,460)	453,031	(3.9)%
ABS issued - CAFL (2)	(44,677)	3,075,551	(5.8)%	(37,489)	3,118,792	(4.8)%
Long-term debt facilities	(14,464)	1,148,700	(5.0)%	(8,715)	881,669	(4.0)%
Long-term debt - corporate	(13,409)	761,712	(7.0)%	(9,481)	651,468	(5.8)%
Total interest expense	(142,727)	12,072,284	(4.7)%	(103,754)	11,121,147	(3.7)%
Net Interest Income	$34,935			$41,968

	Nine Months Ended September 30,
	2022			2021
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$42,201	$1,406,219	4.0%	$35,308	$1,568,966	3.0%
Residential loans - HFI at Legacy Sequoia (2)	3,592	211,707	2.3%	3,559	262,007	1.8%
Residential loans - HFI at Sequoia (2)	95,608	3,732,108	3.4%	48,842	1,644,256	4.0%
Residential loans - HFI at Freddie Mac SLST (2)	49,851	1,717,544	3.9%	58,372	2,110,555	3.7%
Business purpose loans - HFS	22,823	536,366	5.7%	10,105	277,486	4.9%
Business purpose loans - HFI	52,226	1,003,673	6.9%	38,877	668,413	7.8%
Single-family rental loans - HFI at CAFL (2)	173,630	3,070,972	7.5%	152,444	3,349,828	6.1%
Bridge loans - HFI at CAFL(2)	21,751	412,766	7.0%	214	4,049	7.0%
Multifamily loans at Freddie Mac K-Series (2)	14,247	451,757	4.2%	14,492	488,804	4.0%
Trading securities	13,520	151,898	11.9%	17,133	140,241	16.3%
Available-for-sale securities	17,252	137,134	16.8%	16,051	128,564	16.6%
Other interest income	27,816	917,975	4.0%	17,325	790,499	2.9%
Total interest income	534,517	13,750,119	5.2%	412,722	11,433,668	4.8%
Interest Expense
Short-term debt facilities	(41,081)	1,628,316	(3.4)%	(27,380)	1,609,295	(2.3)%
Short-term debt - servicer advance financing	(6,110)	241,582	(3.4)%	(3,414)	166,605	(2.7)%
Promissory notes	(572)	11,223	(6.8)%	—	—	—%
Short-term debt - convertible notes, net	(1,330)	34,001	(5.2)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(3,154)	209,931	(2.0)%	(2,271)	258,915	(1.2)%
ABS issued - Sequoia (2)	(84,041)	3,491,194	(3.2)%	(38,848)	1,419,153	(3.6)%
ABS issued - Freddie Mac SLST (2)	(40,287)	1,424,032	(3.8)%	(49,756)	1,859,559	(3.6)%
ABS issued - Freddie Mac K-Series (2)	(13,099)	419,954	(4.2)%	(13,294)	459,648	(3.9)%
ABS issued - CAFL (2)	(144,883)	3,105,387	(6.2)%	(118,543)	3,041,714	(5.2)%
Long-term debt facilities	(37,664)	1,231,057	(4.1)%	(32,518)	776,846	(5.6)%
Long-term debt - FHLBC	—	—	—%	(2)	374	(0.7)%
Long-term debt - corporate	(33,771)	706,504	(6.4)%	(28,345)	650,828	(5.8)%
Total interest expense	(405,992)	12,503,181	(4.3)%	(314,371)	10,242,937	(4.1)%
Net Interest Income	$128,525			$98,351
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
The following table presents the segment contribution from our three segments reconciled to our consolidated net (loss) income for the three and nine months ended September 30, 2022 and 2021.
Table 4 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Segment Contribution from:
Residential Mortgage Banking	$(640)	$19,406	$(20,046)	$(7,371)	$74,469	$(81,840)
Business Purpose Mortgage Banking	(3,856)	10,837	(14,693)	(27,054)	31,146	(58,200)
Investment Portfolio	(22,404)	71,085	(93,489)	(24,049)	237,135	(261,184)
Corporate/Other	(23,511)	(13,042)	(10,469)	(60,988)	(67,182)	6,194
Net (Loss) Income	$(50,411)	$88,286	$(138,697)	$(119,462)	$275,568	$(395,030)
The sections that follow provide further detail on our three business segments and their results of operations for the three and nine months ended September 30, 2022.
Corporate/Other
The increase in net expense from Corporate/Other for the three-month periods was primarily due to a $19 million benefit from taxes in the third quarter of 2021 resulting from the reversal of a deferred tax asset valuation allowance, as well as $6 million of higher interest expense in the third quarter of 2022 resulting from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates. These increases in expenses were offset by $11 million and $20 million decreases in the three- and nine-month periods, respectively, in compensation expense for corporate employees, primarily related to variable compensation, which decreased in association with lower earnings year-over-year.
The decrease in net expense from Corporate/Other for the nine-month periods was primarily due to a $20 million decrease in compensation expense for corporate employees, primarily related to variable compensation, which decreased in association with lower earnings year-over-year, offset both by $8 million of higher interest expense in 2022 and the $19 million benefit from income taxes in 2021 described previously.

Residential Mortgage Banking Segment
Our Residential Mortgage Banking segment consists of a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale to whole loan buyers, securitization through our Sequoia private-label securitization program, or transfer into our investment portfolio. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale within this segment. This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
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
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three and nine months ended September 30, 2022.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2022	September 30, 2022
Balance at beginning of period	$990,924	$1,673,236
Acquisitions	337,922	3,483,833
Sales	(602,842)	(3,653,601)
Transfers between segments (1)	—	(684,491)
Principal repayments	(29,486)	(72,771)
Changes in fair value, net	(20,060)	(69,748)
Balance at End of Period	$676,458	$676,458
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three and nine months ended September 30, 2022, our residential mortgage loan conduit locked $461 million and $4.10 billion of loans, respectively ($256 million and $2.75 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), including $379 million and $3.59 billion of Select loans and $82 million and $512 million of Choice loans, respectively, and purchased $338 million and $3.48 billion of loans, respectively. During the three months ended September 30, 2022, approximately 80% of locked loans were purchase-money loans and 20% were refinancings. During the three and nine months ended September 30, 2022, we distributed $612 million and $3.68 billion of loans (unpaid principal balance) through whole loan sales, respectively. During the nine months ended September 30, 2022, we completed one securitization backed by $687 million of loans (unpaid principal balance).
At September 30, 2022, we had total net jumbo loan exposure of $712 million (down 5% from June 30, 2022), with an average gross mortgage rate of 5%. This balance included $703 million (principal value) of loans in inventory on our balance sheet, $146 million of loans identified for purchase (locked loans, unadjusted for fallout), and $137 million of forward sale agreements for loans. Given current market conditions, we reduced our capital allocation to Residential Mortgage Banking to $150 million at the end of the third quarter of 2022, down from $200 million at the end of the second quarter of 2022. As we look ahead, we expect conditions in the consumer residential sector to remain challenging for a number of quarters as industry volumes continue to be affected by rapidly increasing mortgage rates, which, along with record home price appreciation in recent years, has pushed housing affordability to new lows.

We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At September 30, 2022, we had residential warehouse facilities outstanding with nine different counterparties, with $2.85 billion of total capacity and $2.10 billion of available capacity. These included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $1.38 billion of total capacity and marginable facilities with $1.48 billion of total capacity.
The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment during the three and nine months ended September 30, 2022.
Table 6 – Residential Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Mortgage banking (loss) income	$3,957	$40,121	$(36,164)	$5,038	$131,279	$(126,241)
Operating expenses	(6,285)	(10,286)	4,001	(20,692)	(33,170)	12,478
Benefit from (provision for) income taxes	1,688	(10,429)	12,117	8,283	(23,640)	31,923
Segment Contribution	$(640)	$19,406	$(20,046)	$(7,371)	$74,469	$(81,840)
Loan purchase commitments (loan locks, adjusted for expected fallout)	$256,044	$3,288,102	$(3,032,058)	$2,749,910	$9,541,499	$(6,791,589)
Residential mortgage banking income presented in the table above is comprised of net interest income from residential loans held-for-sale in inventory and mortgage banking activities, net from this segment (see Note 20 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net). Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
The decrease in contribution from our residential mortgage banking operations during the three- and nine-month periods was primarily attributable to lower mortgage banking activities income, as discussed in the preceding Consolidated Results of Operations section of this MD&A. While margins improved in the third quarter of 2022, a re-widening of credit spreads or further rate volatility could continue to negatively impact our margins and profitability. The decreases in mortgage banking income were partially offset by lower general and administrative expenses, which declined during the three- and nine-month periods, primarily due to lower variable compensation expenses.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the third quarter of 2022 was due to an overall GAAP loss incurred at our TRS during that period.

Business Purpose Mortgage Banking Segment
Our Business Purpose Mortgage Banking segment consists of a platform that originates and acquires business purpose loans (consisting of SFR loans and bridge loans) for subsequent securitization, sale to whole loan buyers, or transfer into our investment portfolio. SFR loans are business purpose mortgage loans to investors in single-family (primarily 1-4 unit) rental properties. Bridge loans are business purpose mortgage loans to investors rehabilitating and subsequently reselling or renting residential and multifamily properties. We typically originate SFR loans and distribute most of our SFR loans through our CAFL private-label securitization program and, on occasion, will sell them as whole loans. We originate and acquire bridge loans and typically transfer these loans into our Investment Portfolio where they will be retained for investment; on occasion, we may sell them as whole loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of SFR loans held-for-sale.
Net income from this segment is primarily comprised of net interest income earned on loans while they are held in inventory, mortgage banking activities income (including mark-to-market adjustments on loans from the time they are purchased to when they are sold, securitized or transferred into our investment portfolio, fee income earned on originations, and gains/losses from associated hedges), and all direct expenses associated with these activities. Subordinate securities that we retain from our CAFL securitizations (which we consolidate for GAAP purposes) and bridge loans we originate in this segment are transferred to and held in our Investment Portfolio segment.

On July 1, 2022, we closed the previously announced acquisition of Riverbend, a private mortgage lender to investors in transitional residential and multifamily real estate. This acquisition adds capacity, product breadth and geographic footprint to our existing bridge loan origination platform.
The following table provides business purpose loan origination activity at Redwood during the three and nine months ended September 30, 2022.
Table 7 – Business Purpose Loans — Funding Activity

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(In Thousands)	Single-Family Rental	Bridge (1)	Total	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$505,171	$—	$505,171	$358,309	$—	$358,309
Fundings	99,736	470,425	570,161	966,648	1,446,610	2,413,258
Sales	(34,970)	(48,279)	(83,249)	(366,720)	(48,279)	(414,999)
Transfers between segments (2)	(266,181)	(423,425)	(689,606)	(561,218)	(1,400,849)	(1,962,067)
Principal repayments	(5,582)	(2,220)	(7,802)	(37,166)	(2,220)	(39,386)
Riverbend loans acquired at acquisition	—	59,748	59,748	—	59,748	59,748
Changes in fair value, net	(17,069)	(116)	(17,185)	(78,748)	1,123	(77,625)
Fair Value at End of Period	$281,105	$56,133	$337,238	$281,105	$56,133	$337,238
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
(2)For single-family rental loans, amounts represent transfers of loans from held-for-sale at our Business Purpose Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP. Bridge loan amounts represent the transfer of loans originated or acquired by our Business Purpose Mortgage Banking segment at our TRS and transferred to our Investment Portfolio segment at our REIT as described in the preceding footnote.
SFR loan fundings for the three and nine months ended September 30, 2022 included zero and $100 million of loans acquired from third parties, respectively. Bridge loan fundings for the three and nine months ended September 30, 2022 included zero and $22 million of loans acquired from third parties, respectively. During the three and nine months ended September 30, 2022, we acquired $60 million of bridge loans with our acquisition of Riverbend on July 1, 2022. During the nine months ended September 30, 2022, we completed two business purpose loan securitizations backed by $588 million of SFR loans, including a private securitization of $274 million of loans in the third quarter with a large global institutional investor. During the nine months ended September 30, 2022, we completed one business purpose loan securitization backed by approximately $250 million of bridge loans that includes a 24-month revolving feature. At September 30, 2022, we had $281 million of SFR loans and $56 million of bridge loans in inventory on our balance sheet.
During the third quarter of 2022, the decline in overall volume was predominantly in our SFR product, as borrowers continue in this higher rate environment to prefer short-term fully prepayable bridge loans, for which demand remains elevated (driven by multifamily product). Given current market conditions, we reduced our capital allocation to Business Purpose Mortgage Banking to $100 million at the end of the third quarter of 2022, down from $150 million at the end of the second quarter of 2022 (excluding capital associated with goodwill and intangibles). While the fourth quarter has historically been a very busy one for BPL originations – with sponsors often seeking to complete transactions by year-end – we would expect the recent slowdown in lending activity to continue in some capacity, as transaction flow ebbs and borrowers not facing near-term maturities wait for more favorable conditions.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of business purpose loans that we hold for sale. At September 30, 2022, we had business purpose warehouse facilities outstanding with six different counterparties, with $3.00 billion of total capacity (used for both SFR and bridge loans) and $1.66 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).

The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the three and nine months ended September 30, 2022 and 2021.
Table 8 – Business Purpose Mortgage Banking Earnings Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Mortgage banking income	$17,887	$32,387	$(14,500)	$22,267	$89,752	$(67,485)
Operating expenses	(24,302)	(18,065)	(6,237)	(58,330)	(51,618)	(6,712)
Benefit from income taxes	2,559	(3,485)	6,044	9,009	(6,988)	15,997
Segment Contribution	$(3,856)	$10,837	$(14,693)	$(27,054)	$31,146	$(58,200)
Business Purpose Mortgage Banking income presented in the table above is comprised of net interest income from SFR loans held-for-sale in inventory, mortgage banking activities, net (see Note 20 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
The decrease in contribution from our business purpose mortgage banking operations during the three and nine month periods was attributable to lower mortgage banking income and higher operating expenses. While margins stabilized during the third quarter of 2022, mortgage banking income year-to-date was negatively impacted by severe credit spread widening in the first half 2022 and remains challenged given current market conditions. Continued rate volatility or a further widening of spreads would continue to impact our margins and profitability at this business.
General and administrative expenses increased during the three- and nine-month periods, as lower variable compensation expenses were offset by higher fixed compensation and other costs associated with an increased headcount during 2022, in particular from the addition of employees from the Riverbend acquisition. Additionally, in the third quarter, we incurred $4 million of employee severance and transition-related expenses at this segment.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes during the three- and nine-month periods in 2022 was due to an overall GAAP loss incurred at our TRS during those periods.

Investment Portfolio Segment
Our Investment Portfolio segment consists of investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose loan securitization activities (some of which we consolidate for GAAP purposes), business purpose residential and multifamily bridge loans, as well as third-party investments including RMBS issued by third parties (including Agency CRT securities), investments in Freddie Mac K-Series multifamily loan securitizations and re-performing loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, HEIs, and other housing-related investments. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents details of our Investment Portfolio at September 30, 2022 and December 31, 2021 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic investments in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.

Table 9 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	September 30, 2022	December 31, 2021
Organic Residential Investments
Residential loans at Redwood (1)	$157,804	$172,047
Residential securities at Redwood	106,576	143,838
Residential securities at consolidated Sequoia entities (2)	223,920	245,417
Other investments (3)	48,100	12,438
Organic Business Purpose Investments
Bridge loans	1,900,986	944,606
Single-family rental securities at consolidated CAFL SFR entities (4)	314,431	301,506
Other investments	972	5,935
Third-Party Investments
Residential securities at Redwood	131,055	195,930
Residential securities at consolidated Freddie Mac SLST entities (5)	335,185	444,751
Multifamily securities at Redwood	21,232	32,715
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	32,047	31,657
Servicing investments (7)	92,530	102,540
HEIs (8)	214,922	43,638
Other investments	7,664	10,400
Total Segment Investments	$3,587,424	$2,687,418
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.24 billion of loans and $3.01 billion of ABS issued associated with these investments at September 30, 2022. We consolidated $3.63 billion of loans and $3.38 billion of ABS issued associated with these investments at December 31, 2021.
(3)Organic residential other investments at September 30, 2022 includes net risk share investments of $23 million, representing $30 million of restricted cash and other assets, net of other liabilities of $7 million.
(4)Represents our retained economic investment in securities issued by consolidated CAFL SFR securitization VIEs. For GAAP purposes, we consolidated $3.02 billion of loans and $2.70 billion of ABS issued associated with these investments at September 30, 2022. We consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2021.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.48 billion of loans and $1.15 billion of ABS issued associated with these investments at September 30, 2022. We consolidated $1.89 billion of loans and $1.45 billion of ABS issued associated with these investments at December 31, 2021.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $427 million of loans and $395 million of ABS issued associated with these investments at September 30, 2022. We consolidated $474 million of loans and $442 million of ABS issued associated with these investments at December 31, 2021.
(7)Represents our economic investment in consolidated Servicing Investment variable interest entities. At September 30, 2022, for GAAP purposes, we consolidated $308 million of servicing investments and $233 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2021, for GAAP purposes, we consolidated $385 million of servicing investments and $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At September 30, 2022 and December 31, 2021, represents HEIs owned at Redwood of $201 million and $33 million, respectively, as well as our retained economic investment in securities issued by the consolidated HEI securitization entity of $14 million and $10 million, respectively. At September 30, 2022, for GAAP purposes, we consolidated $140 million of HEIs and $105 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity. At December 31, 2021, for GAAP purposes, we consolidated $160 million of HEIs and $137 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity.
The growth in our Investment Portfolio during the first nine months of 2022 was primarily attributable to a net increase in business purpose bridge loans and incremental investments in HEIs through third-party flow purchase agreements. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.

The following table presents an earnings summary for our Investment Portfolio segment for the three and nine months ended September 30, 2022 and 2021.
Table 10 – Investment Portfolio Earnings Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2022	2021	Change	2022	2021	Change
Net interest income	$45,006	$41,945	$3,061	$140,885	$105,066	$35,819
Investment fair value changes, net	(61,780)	26,324	(88,104)	(165,297)	121,812	(287,109)
Other income, net	3,906	1,842	2,064	15,423	7,121	8,302
Realized gains, net	—	6,703	(6,703)	2,581	17,803	(15,222)
Operating expenses	(3,872)	(4,684)	812	(10,833)	(12,106)	1,273
Benefit from (provision for) income taxes	(5,664)	(1,045)	(4,619)	(6,808)	(2,561)	(4,247)
Segment Contribution	$(22,404)	$71,085	$(93,489)	$(24,049)	$237,135	$(261,184)
The decrease in contribution from the Investment Portfolio during the three- and nine-month periods was primarily attributable to negative investment fair value changes, as discussed in the preceding Consolidated Results of Operations section of this MD&A. These decreases were partially offset by higher net interest income and other income during the three- and nine-month periods, each as discussed in the Consolidated Results of Operations section of this MD&A.
The increase in net interest income from our Investment Portfolio during the nine-month periods primarily resulted from an increase in the average balance of investments in that period in 2022 as we deployed capital into new investments, including primarily into business purpose bridge loans. Net interest income for the nine months ended September 30, 2022, included yield maintenance income (triggered by prepayments) received on retained SFR securities of $8 million in the first quarter of 2022, $4 million in the second quarter of 2022, and $3 million in the third quarter of 2022. Additionally, during the first quarter of 2022, we recorded $8 million of discount accretion for AFS securities, much of which was associated with securities we expected to be called given high prepayment speeds experienced during 2021. As a result of interest rate increases, early in 2022 we changed our assumptions for expected call dates for certain available-for-sale securities and discount accretion income from these securities declined, resulting in $1 million of discount accretion in both the second and third quarters of 2022. Net interest income from the investment portfolio was also impacted by higher borrowing costs in 2022, driven primarily by rising benchmark interest rates. While the majority of the floating-rate debt utilized within our investment portfolio finances floating-rate assets, we do have some exposure to rising interest rates and further increases in benchmark interest rates or borrowing spreads could negatively impact our net interest income. Additionally, to the extent market interest rates remain elevated and we refinance fixed-rate debt that matures in the near-term, our interest costs could increase and negatively impact our net interest income.
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and hedges associated with these investments. See Table 5.6 in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other). The negative investment fair value changes in the first nine months of 2022 were predominantly unrealized and resulted primarily from credit spread widening across many of our investments. Rising interest rates and slower actual and expected prepayment speeds resulted in positive fair value changes for our interest-only securities and hedges allocated to our investment portfolio, which partially offset the negative fair value changes. Additionally, credit improvements in several of our investments including, in particular, our retained CAFL SFR securities and bridge loans positively impacted fair values for those assets. While our investments generally continue to experience stable credit performance, further spread widening, a deterioration in credit, or declines in home price appreciation could result in additional negative investment fair value changes for our investments.

Other income, net within this segment is primarily comprised of income (loss) from our MSR investments, bridge loan extension fees, and risk share investment income. Details on the composition of Other income, net are included in Note 21 in Part I, Item 1 of this Quarterly Report on Form 10-Q. Realized gains, net generally result from sales or calls of available-for-sale securities we own. Refer to the analysis of this line item in the Consolidated Results of Operations section of this MD&A for an explanation of activity during 2022. Operating expenses at this segment are primarily attributable to compensation expenses and decreased overall during the three and nine month periods, as decreases in variable compensation were partially offset by higher fixed compensation costs resulting from higher headcount in 2022. We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our Provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets as well as from gains or losses from hedges held at the TRS and, for 2022, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.
Investments Detail and Activity
This section presents additional details on our investments and their activity during the three and nine months ended September 30, 2022.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three and nine months ended September 30, 2022.
Table 11 – Real Estate Securities Activity by Collateral Type (1)

Three Months Ended September 30, 2022	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Mezzanine
Beginning fair value	$31,496	$231,652	$21,130	$284,278
Acquisitions	—	—	—	—
Sales	(4,142)	—	—	(4,142)
Gains on sales and calls, net	—	—	—	—
Effect of principal payments (2)	—	(359)	—	(359)
Change in fair value, net	1,506	(22,173)	102	(20,565)
Ending Fair Value	$28,860	$209,120	$21,232	$259,212

Nine Months Ended September 30, 2022	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Mezzanine
Beginning fair value	$21,787	$322,909	$32,715	$377,411
Acquisitions	5,006	10,000	—	15,006
Sales	(14,334)	(13,137)	—	(27,471)
Gains on sales and calls, net	—	1,914	—	1,914
Effect of principal payments (2)	—	(16,036)	(8,688)	(24,724)
Change in fair value, net	16,401	(96,530)	(2,795)	(82,924)
Ending Fair Value	$28,860	$209,120	$21,232	$259,212
(1)Amounts presented in this table include securities reported on our balance sheet and do not include securities we own in consolidated entities. See the following table for a presentation of all securities we own, including those in consolidated entities.
(2)Effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
At September 30, 2022, our securities at Redwood (exclusive of securities owned in consolidated entities) consisted of fixed-rate assets (90%), adjustable-rate assets (7%), and hybrid assets that reset within the next year (3%).

The following table sets forth activity in our real estate securities portfolio for the three and nine months ended September 30, 2022, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended September 30, 2022	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$112,562	$236,777	$307,413	$390,416	$31,732	$171,716	$1,250,616
Acquisitions (1)	—	—	13,603	—	—	—	13,603
Sales	—	—	—	—	—	(4,142)	(4,142)
Gains on sales and calls, net	—	—	—	—	—	—	—
Effect of principal payments (2)	(123)	(1,856)	—	(13,144)	—	(236)	(15,359)
Change in fair value, net	(5,863)	(11,001)	(6,585)	(42,088)	315	(14,702)	(79,924)
Ending Fair Value	$106,576	$223,920	$314,431	$335,184	$32,047	$152,636	$1,164,794

Nine Months Ended September 30, 2022	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$145,757	$245,417	$301,506	$444,751	$31,657	$231,654	$1,400,742
Acquisitions (1)	—	3,742	37,290	—	—	15,006	56,038
Sales	(3,854)	(612)	—	—	—	(23,617)	(28,083)
Gains on sales and calls, net	284	—	—	—	—	1,630	1,914
Effect of principal payments (2)	(10,755)	(3,889)	—	(34,716)	—	(13,969)	(63,329)
Change in fair value, net	(24,856)	(20,738)	(24,365)	(74,851)	390	(58,068)	(202,488)
Ending Fair Value	$106,576	$223,920	$314,431	$335,184	$32,047	$152,636	$1,164,794
(1)During the nine months ended September 30, 2022, we retained $4 million of securities from one Sequoia securitization.
(2)Effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
At September 30, 2022, our securities (both those held on our balance sheet and our economic interests in consolidated VIEs) consisted of fixed-rate assets (98%), adjustable-rate assets (1%) and hybrid assets that reset within the next year (1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable term debt and marginable debt in the form of repurchase (or “repo”) financing. At September 30, 2022, real estate securities with a fair value of $425 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $305 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities, re-performing loan securities with a fair value of $335 million were financed with $99 million of non-recourse securitization debt, and real estate securities with a fair value of $170 million (including securities owned in consolidated securitization entities) were financed with $124 million of short-term debt incurred through repurchase facilities with seven different counterparties. The remaining $235 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at September 30, 2022. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

September 30, 2022				Weighted Average Values
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$28,511	$78,065	$140,149	3.8%	0.4%	10%	7%
Consolidated Sequoia securities	23,955	199,965	246,570	4.7%	2.0%	16%	42%
Total Sequoia Securities	52,466	278,030	386,719	4.4%	1.5%	14%	30%
Consolidated Freddie Mac SLST securities	18,089	317,095	498,023	4.5%	12.9%	8%	29%
RPL securities on balance sheet	347	31,963	142,734	4.3%	3.7%	8%	2%
Total RPL Securities	18,436	349,058	640,757	4.5%	12.0%	8%	26%
Consolidated Freddie Mac K-Series securities	—	32,047	36,468	4.3%	—%	—%	10%
Multifamily securities on balance sheet	166	21,066	22,809	4.1%	—%	24%	11%
Total Multifamily Securities	166	53,113	59,277	4.2%	—%	10%	11%
Consolidated CAFL securities	34,268	280,163	424,677	5.3%	2.2%	16%	17%
Other third-party securities	12	99,082	142,912	3.4%	0.6%	10%	2%
Total Securities	$105,348	$1,059,446	$1,654,342
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
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During the first nine months of 2022, our investment portfolio continued to demonstrate strong performance across a range of credit metrics, including loan delinquencies which generally remained stable, and loan-to-value ratios (LTVs), which continued to decline or remain stable. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of these investments are supported by substantial home price appreciation and borrower equity in the underlying homes.

Bridge Loans Held-for-Investment
The following table provides the activity of bridge loans held-for-investment during the three and nine months ended September 30, 2022.
Table 14 – Bridge Loans Held-for-Investment - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2022	September 30, 2022
Fair value at beginning of period	$1,651,489	$944,606
Transfers between portfolios (1)	423,425	1,400,849
Transfers to REO	—	(963)
Principal repayments	(175,007)	(436,545)
Changes in fair value, net	1,079	(6,961)
Fair Value at End of Period	$1,900,986	$1,900,986
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
Our $1.90 billion of bridge loans held-for-investment and $56 million of bridge loans held-for-sale at September 30, 2022 were comprised of first-lien, interest-only loans with a weighted average coupon of 8.05% and original maturities of six to 36 months. At origination, the weighted average FICO score of borrowers backing these loans was 743 and the weighted average LTV ratio of these loans was 66%. At September 30, 2022, of the 3,579 loans in this portfolio, 49 of these loans with an aggregate fair value of $31 million and an aggregate unpaid principal balance of $33 million were in foreclosure and 98 loans with an aggregate fair value of $38 million and an unpaid principal balance of $41 million were 90-or-more days delinquent (certain loans in foreclosure were also at least 90 days delinquent).
We finance our bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. During the second quarter of 2022, we completed our second bridge loan securitization. This bridge loan securitization included a 24-month revolving feature that allows us to add additional loans as loans within the structure pay down. The two bridge securitization structures have $550 million of total capacity. At September 30, 2022, we had: $524 million of debt incurred through short-term warehouse facilities with four counterparties, which was secured by $703 million of business purpose bridge loans; $565 million of debt incurred through long-term facilities with two different counterparties, which was secured by $700 million of business purpose bridge loans; and $485 million of securitization debt secured by $512 million of business purpose bridge loans and $16 million of restricted cash.
The following table provides the composition of bridge loans held-for-investment by product type as of September 30, 2022 and December 31, 2021.
Table 15 – Bridge Loans Held-for-Investment - By Product Type

(In Thousands)	September 30, 2022	December 31, 2021
Multifamily	$1,049,538	$326,004
Renovate / Build to rent	660,870	375,729
Fix and Flip	107,333	150,928
Other	83,245	91,945
Fair Value at End of Period	$1,900,986	$944,606

Residential Loans
The following table provides the activity of residential loans held at our investment portfolio during the three and nine months ended September 30, 2022.
Table 16 – Investment Portfolio Residential Loans - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2022	September 30, 2022
Fair value at beginning of period	$222,144	$172,048
Acquisitions	—	102,258
Sales	(48,759)	(48,759)
Principal repayments	(8,967)	(48,831)
Changes in fair value, net	(6,614)	(18,912)
Fair Value at End of Period	$157,804	$157,804

During the nine months ended September 30, 2022, we called three of our unconsolidated Sequoia securitizations and purchased $102 million (unpaid principal balance) of loans from the securitization trusts.

Home Equity Investments
Table 17 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2022	September 30, 2022
Balance at beginning of period	$276,366	$192,740
New/additional investments	79,050	176,439
Sales/distribution	—	—
Repayments	(9,361)	(35,187)
Changes in fair value, net	(5,618)	6,445
Other	—	—
Balance at End of Period	$340,437	$340,437
(1)Our home equity investments presented in this table as of September 30, 2022, include $140 million of HEIs owned in our consolidated HEI securitization entity and $201 million of HEIs owned directly at Redwood. At September 30, 2022, our economic investment in the consolidated HEI securitization entity was $14 million (for GAAP purposes, we consolidated $140 million of HEIs and $105 million of ABS issued, as well as other assets and liabilities for this entity).
Changes in fair value, net for HEIs primarily reflects changes in actual and expected home price appreciation (HPA). While home prices generally increased during the first half of 2022, in the third quarter of 2022, some regions began experiencing home price declines leading to a downward adjustment of our HPA assumptions, which negatively affected HEI valuations. Additional details on our HEIs is included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Investments
The following table sets forth our other investments activity at our Investment Portfolio segment by significant asset type for the three and nine months ended September 30, 2022.
Table 18 – Other Investments at Investment Portfolio Segment - Activity(1)

Three Months Ended September 30, 2022	Servicing Investments(2)	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$273,210	$64,363	$1,868	$339,441
New/additional investments	—	—	—	—
Sales/distribution	—	—	(813)	(813)
Servicer advances (repayments), net	5,629	—	—	5,629
Changes in fair value, net	(3,905)	885	25	(2,995)
Other	—	—	(107)	(107)
Balance at End of Period	$274,934	$65,248	$973	$341,155

Nine Months Ended September 30, 2022	Servicing Investments(2)	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$350,923	$56,669	$5,935	$413,527
New/additional investments	—	4,543	—	4,543
Sales/distribution	—	—	(5,582)	(5,582)
Servicer (repayments) advances, net	(65,772)	—	—	(65,772)
Changes in fair value, net	(10,217)	4,245	757	(5,215)
Other	—	(209)	(137)	(346)
Balance at End of Period	$274,934	$65,248	$973	$341,155
(1)Excludes $72 million of Strategic investments which are included in Corporate/Other.
(2)Our servicing investments are owned through our consolidated Servicing Investment entities. At September 30, 2022, our economic investment in these entities was $93 million (for GAAP purposes, we consolidated $308 million of servicing investments, $233 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). At December 31, 2021, our economic investment in these entities was $103 million (for GAAP purposes, we consolidated $385 million of servicing investments, $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
Reductions in investments for our servicing investments primarily represents recoveries of servicing advances within our consolidated servicing VIEs. Changes in fair value, net for MSRs and Excess Servicing for the three and nine months ended September 30, 2022 includes a reduction in basis from the regular receipt of scheduled cash flows, which was more than offset by a positive impact to fair value from a decrease in forecasted prepayment speeds. Additional details on our Other Investments is included in Note 11 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
In September 2022, our Board of Directors declared a regular dividend of $0.23 per share for the third quarter of 2022, which was paid on September 30, 2022 to shareholders of record on September 23, 2022. As of September 30, 2022, our year-to-date dividend distributions of $0.69 per share exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
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
Tax Provision under GAAP
For the three and nine months ended September 30, 2022, we recorded a tax provision of $1 million and a tax benefit of $10 million, respectively. For the three and nine months ended September 30, 2021, we recorded tax benefit of $4 million and a tax provision of $14 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. For the nine-month periods, the switch to a tax benefit from a tax provision year-over-year was primarily the result of GAAP income being recorded at our TRS during this period in 2021 versus GAAP losses being recorded at our TRS during this period in 2022. For the three-month periods, while GAAP income was earned at the TRS during both periods, the switch to a tax provision from a tax benefit year-over-year was due to the release of valuation allowance on a portion of our deferred tax assets in 2021.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. To the extent we determine it is more likely than not that we will not be able to realize a deferred tax asset, we establish a valuation allowance accordingly. At December 31, 2021, we reported net federal ordinary and capital DTAs with no valuation allowance recorded against them. We continue to believe it is more likely than not that we will realize all of our federal deferred tax assets; therefore, there continues to be no valuation allowance recorded against our net federal DTAs. As we have experienced year-to-date GAAP losses at our TRS, we are continuing to monitor our estimate of the realizability of our net deferred tax assets and will reassess the need for a valuation allowance, in whole or in part, in future periods.
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
At September 30, 2022, our total capital was $2.02 billion and included $1.15 billion of equity capital and $863 million of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, $215 million of convertible debt due in 2027 and $140 million of trust-preferred securities due in 2037.
As of September 30, 2022, our unrestricted cash was $297 million, and we estimate we had approximately $160 million of available capital. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt is subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional mortgage loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender).
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
At September 30, 2022, in aggregate, we had $2.86 billion of secured recourse debt outstanding, financing our mortgage banking and investment portfolio, of which $480 million was marginable and $2.38 billion was non-marginable.
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

Repurchase Authorization
During the third quarter of 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This common stock repurchase authorization replaced the $100 million common stock repurchase authorization approved by the Board of Directors in 2018, has no time limit, may be modified, suspended or discontinued at any time, and does not obligate us to acquire any specific number of shares or securities. The Board of Directors also continued its previous authorization for the repurchase of outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
During the three and nine months ended September 30, 2022, we repurchased 3.4 million and 7.1 million shares of our common stock for $24 million and $56 million, respectively. At September 30, 2022, $101 million of the authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Subsequent to September 30, 2022, and through November 4, 2022, we repurchased $3 million of our convertible notes due in August 2023.
Cash Flows and Liquidity for the Nine Months Ended September 30, 2022
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $129 million during the nine months ended September 30, 2022. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. During the first nine months of 2022, excluding cash flows from the purchase, origination, sale, principal payments of loans classified as held-for-sale and the settlement of associated derivatives (which cumulatively totaled $218 million), cash flows from operating activities were positive $88 million.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, our net cash provided by investing activities was $169 million and primarily resulted from proceeds from principal payments on loans held-for-investment, securities and other investment in excess of cash deployed to these investments. Because many of our investment securities and loans are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the nine months ended September 30, 2022, we transferred loans between held-for-sale and held-for-investment classification and long-term debt to short-term debt, which represent significant non-cash transactions that were not included in cash flows from investing activities.

Cash Flows from Financing Activities
During the nine months ended September 30, 2022, our net cash provided by financing activities was $202 million. This primarily resulted from net long-term debt borrowings of $787 million, which included the issuance of $215 million of convertible debt in June 2022, as well as $132 million of net borrowings under ABS issued, including from the issuance of CAFL SFR, CAFL bridge and Sequoia ABS securitizations during the nine months ended September 30, 2022. These amounts were partially offset by $1.04 billion of net paydowns on short-term borrowings, resulting primarily from a reduction in financed loan inventory at our mortgage banking operations through September 30, 2022, as well as the payment of our three quarterly dividends totaling $85 million. Cash raised through stock issuances under our ATM program of $68 million during the first quarter of 2022 were partially offset by stock repurchases of $56 million during the second and third quarters of 2022.
During the nine months ended September 30, 2022, we declared dividends of $0.69 per common share. On September 13, 2022, the Board of Directors declared a regular dividend of $0.23 per share for the third quarter of 2022, which was paid on September 30, 2022 to shareholders of record on September 23, 2022.
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
Our material cash requirements from known contractual and other obligations during the twelve months following September 30, 2022 include maturing short-term debt, interest payments on short-term and long-term debt, payments on operating leases, and funding commitments for bridge loans and under HEI flow purchase agreements. Our material cash requirements from known contractual and other obligations beyond the twelve months following September 30, 2022 include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for bridge loans and under HEI flow purchase agreements.
At September 30, 2022, we had commitments to fund up to $990 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (e.g. funding is dependent on actual progress on a project and we retain the option to conduct due diligence with respect to each draw request to confirm conditions have been met). Approximately $650 million of the commitments are for longer-term build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next eight quarters. Additionally, at September 30, 2022, we had $1.66 billion of available warehouse capacity for business purpose loans and the majority of our $1.96 billion balance of bridge loans outstanding matures over the next 12 to 24 months, which will provide an additional source of cash that can be used to fund our commitments.
At September 30, 2022, we had outstanding flow purchase agreements with multiple third parties, with an aggregate commitment to purchase $350 million of HEIs, $149 million of which commitments remained outstanding. These purchase agreements specify monthly minimum and maximum amounts of HEIs subject to such purchase commitments. We may terminate the purchase agreement and associated purchase commitment relating to $85 million of remaining commitments upon 90 days prior notice. Subsequent to September 30, 2022, we entered into a repurchase agreement providing financing for HEIs. The committed amount and maximum borrowing limit under the facility is $150 million and the facility has a one-year term. As of the date of this report, there were no borrowings outstanding under this facility.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption Contractual Obligations. For additional information on commitments and contingencies as of September 30, 2022 that could impact our liquidity and capital resources, see Note 17 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Several of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities in the first nine months of 2022 and have other such facilities with scheduled maturities during the next twelve months. While there is no assurance of our ability to renew these facilities, given current market conditions we would expect to extend these in the normal course of business.
We expect to meet our obligations coming due in less than one year from September 30, 2022, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, or incremental borrowings under existing, new or amended financing arrangements. As of September 30, 2022, we had approximately $500 million of pledgeable and unencumbered assets.
During the first nine months of 2022, the highest balance of our short-term debt outstanding was $2.39 billion. See Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our short-term debt. See Note 15 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt.
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
At September 30, 2022, we had residential warehouse facilities outstanding with nine different counterparties, with $2.85 billion of total capacity and $2.10 billion of available capacity. These included non-marginable facilities with $1.38 billion of total capacity and marginable facilities with $1.48 billion of total capacity.
At September 30, 2022, we had business purpose warehouse facilities outstanding with six different counterparties, with $3 billion of total capacity and $1.66 billion of available capacity. All of these facilities are non-marginable.
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
ABS issued represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets. See Notes 4 and 15, respectively, in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our principles of consolidation and our asset-backed securities issued.
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
Under many of our mortgage loan warehouse facilities and our short-term securities repurchase facilities, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. We refer to borrowing facilities with margin call provisions based solely on the lender's determination, in its discretion, of changes in the market value of transferred or pledged assets, as marginable debt. Borrowing facilities that we refer to as non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender), in which case the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at September 30, 2022, only our short-term securities repurchase facilities (with $124 million of borrowings outstanding at September 30, 2022), and six of our residential mortgage loan warehouse facilities (with $356 million of borrowings outstanding at September 30, 2022) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.

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

At September 30, 2022, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at September 30, 2022 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at September 30, 2022 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur more than $5 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at September 30, 2022, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2021. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 17 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2022, our Board of Directors authorized the repurchase of up to $125 million of common stock. This common stock repurchase authorization replaces the $100 million common stock repurchase authorization approved by the Board of Directors in 2018, has no time limit and may be modified, suspended or discontinued at any time. The Board of Directors also continued its previous authorization for the repurchase of outstanding debt securities. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2022, we repurchased 3.4 million shares of our common stock for a total cost of $24 million. At September 30, 2022, $101 million of this current authorization remained available for the repurchase of shares of our common stock and outstanding debt securities. During the nine months ended September 30, 2022, we repurchased 7.1 million shares of our common stock for a total cost of $56 million under our current and previously-approved Board of Director authorizations.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2022.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	1,126	$8.07	1,126	$115,907
September 1, 2022 - September 30, 2022	2,322	$6.30	2,322	$101,265
Total	3,448	$6.88	3,448	$101,265
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable

Item 5. Other Information
Effective November 2, 2022, our Board of Directors adopted Amended and Restated Bylaws of the Company in order to incorporate changes to the provisions in Article II of the Bylaws relating to annual meetings of stockholders. These changes include, among other things, updated provisions related to stockholder meetings held by phone, video, and remote communications, updated requirements related to the form of proxy cards and proxy solicitation by stockholders, updated information required to be included in a stockholder's notice of nomination of individuals for election as a director, and accompanying certifications to be made by the stockholder submitting such nomination, and clarify provisions relating to compliance with federal proxy rules, including Exchange Act Rule 14a-9, by stockholders submitting nominations.
The preceding summary of the amendment and restatement of the Bylaws of the Company is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws attached as Exhibit 3.2.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
On November 3, 2022, Redwood amended and restated its employment agreements with each of Christopher J. Abate (Redwood’s CEO), Dashiell I. Robinson (Redwood’s President), Brooke E. Carillo (Redwood’s CFO), Andrew P. Stone (Redwood’s Executive Vice President, Chief Legal Officer, and Secretary), and Sasha G. Macomber (Redwood’s Chief Human Resource Officer). These agreements were amended and restated to, among other things, update or clarify certain defined terms, update and clarify certain notice and cure terms, and update provisions related to arbitration and costs related to dispute resolution, as well as to reflect previously disclosed compensation terms applicable to these officers.
The preceding summary of the five amended and restated employment agreements is qualified in its entirety by reference to, and should be read in connection with, the complete copies of the amended and restated employment agreements attached as Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (filed herewith)
10.1*	Third Amendment to Amended and Restated Executive Deferred Compensation Plan, effected as of August 25, 2022 (filed herewith)
10.2*	Seventh Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Christopher J. Abate and the Registrant (filed herewith)
10.3*	Fifth Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Dashiell I. Robinson and the Registrant (filed herewith)
10.4*	Second Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Brooke E. Carillo and the Registrant (filed herewith)
10.5*	Seventh Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Andrew P. Stone and the Registrant (filed herewith)
10.6*	Second Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Sasha G. Macomber and the Registrant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021;
(ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2022 and 2021;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and
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

REDWOOD TRUST, INC.

Date:	November 4, 2022	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2022	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)