Form 10-K
period 2022-12-31
REDWOOD TRUST INC
filed 2023-03-01
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________.
Commission File Number 1-13759

REDWOOD TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0329422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Belvedere Place, Suite 300
Mill Valley,	California	94941
(Address of Principal Executive Offices)		(Zip Code)
(415) 389-7373
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $835,910,598 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 21, 2023 was 113,588,813.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2022 ANNUAL REPORT ON FORM 10-K

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to and sources for raising capital, our ability to pay dividends in the future, our ability to repay maturing debt, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2023 and future years, including our statements regarding the impact of expense management initiatives that we expect to reduce our run-rate fixed compensation expenses into 2023, and that we believe the diversity of our revenue streams, notably the resiliency they have shown past during periods of high interest rates, positions us well to navigate current market conditions; (iii) statements related to our residential mortgage banking business, including with respect to our positioning to capture market share in 2023 and beyond, our outlook on the residential mortgage securitization market and expected securitization issuance activity, our allocations of capital, our expectation that overall mortgage origination volumes across the industry will remain muted, and expectations regarding the impact of the trajectory of interest rates on mortgage banking margins and our ability to quickly increase loan purchase volumes when market conditions improve; (iv) statements related to our investment portfolio, including that our investment portfolio has an estimated forward loss-adjusted economic yield of 15%, our estimate that our investment portfolio had approximately $500 million (or $4.33 per share) of net discount at year-end 2022, our ability to realize the full value of assets trading at a discount to par, the credit characteristics of our investments, our expectations regarding market activity and pricing, near- to medium-term ROI targets, and our expectations regarding the direction of home prices in 2023, including with respect to geographical variation, the likelihood of a pronounced decline, and the ability of our investment portfolio to withstand adverse economic conditions; (v) statements related to our business purpose lending platform, including statements regarding CoreVest's outlook and pipeline of activity for 2023, loan pricing dynamics, the resilience of demand for our loan products (even during a recession), that prevailing industry dynamics continue to drive investor demand, that we see opportunities to enhance our direct origination capabilities through purchases from third-party correspondents, and further integration of the Riverbend platform; (vi) statements regarding our expectations for performance of RWT Horizons® portfolio companies; (vii) statements relating to estimates of our available capital and that we intend to use our unrestricted cash and other sources of available liquidity to address our 2023 convertible bond maturity, and our expectations to remain opportunistic in repurchasing other series of our outstanding convertible bonds; (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2022 and at December 31, 2022, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and outstanding forward sale agreements at quarter-end; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2023; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
Important factors, among others, that may affect our actual results include:
•general economic trends and the performance of the housing, real estate, mortgage finance, and broader financial markets;
•changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy;
•the impact of the COVID-19 pandemic;
•federal and state legislative and regulatory developments and the actions of governmental authorities and entities;
•our ability to compete successfully;
•our ability to adapt our business model and strategies to changing circumstances;
•strategic business and capital deployment decisions we make;
•our use of financial leverage;
ii

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
•the complexity of accounting rules applicable to us and our assets;
•the future realization of our deferred tax assets and the amount of any valuation allowance recorded against them;
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
•our capital stock may experience price declines, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances;
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
Following is a further description of our three business segments:

Residential Mortgage Banking
This segment consists of a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our investment portfolio. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale within this segment. This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Business Purpose Mortgage Banking
This segment consists of a platform that originates and acquires business purpose lending ("BPL") loans for subsequent securitization, sale, or transfer into our investment portfolio. Business purpose loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range between 12 and 36 months). Term loans are mortgage loans secured by residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. BPL bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) residential or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. We typically distribute most of our term loans through our CAFL® private-label securitization program, or through whole loan sales, and typically transfer our BPL bridge loans to our Investment Portfolio, where they will either be retained for investment or securitized, or will sell them as whole loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income earned on loans while they are held in inventory, origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our investment portfolio, and gains/losses from associated hedges. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Investment Portfolio
This segment consists of organic investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose securitization activities (some of which we consolidate for GAAP purposes), BPL bridge loans, as well as third-party investments including RMBS issued by third parties (including Agency CRT securities), investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments ("HEIs"), and other housing-related investments and associated hedges. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

Consolidated Securitization Entities
We sponsor our SEMT® (Sequoia) securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. We refer to certain of these securitization entities issued prior to 2012 as “consolidated Legacy Sequoia entities,” and the securitization entities formed in connection with the securitization of Redwood Choice expanded-prime loans and certain Redwood Select prime loans as the "consolidated Sequoia entities."
We also sponsor our CAFL® securitization program, which we use for the securitization of BPL term and bridge mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of CAFL securitization entities we have sponsored for financial reporting purposes. We refer to these securitization entities as the "consolidated CAFL entities."
In addition, in 2021, we co-sponsored a securitization of HEIs. We are required under GAAP to consolidate the assets and liabilities of this securitization entity we have sponsored for financial reporting purposes. We refer to this securitization entity as the "HEI securitization entity."

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

Environmental, Social and Governance (“ESG”)
Redwood’s management, under the oversight of the Board of Directors, formulates Redwood’s strategic and operational approach to environmental, social, and governance (“ESG”) matters and executes on specific ESG initiatives. Redwood’s corporate mission of helping to make quality housing, whether rented or owned, accessible to all American households is integrated with, and linked to, our approach to ESG matters at Redwood. Our website includes information regarding ESG matters at Redwood, which we update from time to time. See “Information Available on Our Website” below. In June 2022, we published an ESG Tear Sheet which included selected metrics disclosed in accordance with the Sustainability Accounting Standards Board (“SASB”) standards for the Financials Sector – Mortgage Finance and Asset Management & Custody Activities industries. We believe these industry standards most closely align with our business and investments and we chose this framework as it allows for comparable and reliable information, which is consistent with our commitment to provide transparent, useful, and relevant data to all of our stakeholders.
Human Capital Resources
As of December 31, 2022, Redwood employed 347 full-time employees, 212 (or 61%) of which are directly engaged in the operations of our wholly-owned subsidiary, CoreVest, with the remainder spread across our Residential Mortgage Banking, Investment Portfolio and Corporate functions. Our employees are dispersed across our offices, including in California, Colorado, New York, North Carolina, and Oregon. Redwood’s talented employees are core to the sustainability and long-term success of Redwood and we invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy and we believe these priorities support Redwood’s ability to fulfill our mission and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.
Employee Talent & Development
We are focused on developing and advancing our employees through targeted learning programs that build specific job-based skills and leadership capabilities across the company. Our manager training program provides foundational leadership training to all managers of people and we provide focused development programs for rising women leaders within the organization. In addition, we offer a menu of skills-based training for all employees and support for specific ongoing education and professional certifications. We regularly assess the talent and skills of our workforce and prioritize the promotion or transfer of current employees for open roles. Feedback and coaching are core to our overall people development programs and our performance management process is designed to foster specific and frequent performance discussions. Attracting and hiring a qualified and diverse workforce is a priority, and we strive to create robust and diverse candidate pools for any open positions across the company. Our summer internship program provides opportunities for a diverse group of students while creating a pipeline of future talent for the company.
Workforce Structure & Retention
We regularly evaluate not only our ability to attract and retain our employees, but also the size and structure of our workforce. In 2022, we acquired Riverbend Funding, LLC ("Riverbend") which added approximately 60 employees to our business purpose lending platform. Voluntary employee turnover remained relatively low at 10% for the year. In the fourth quarter of 2022 and the first quarter of 2023, we conducted workforce reductions to better align our organizational structure with financial results. These reductions in force decreased the company’s headcount approximately 24% since July 1, 2022, to 306 employees as of February 6, 2023.

Employee Satisfaction and Engagement
We believe that the investments we make in driving a strong, values-based culture and supporting our employees through programs, development, and competitive pay enhances our organizational capability and has a direct impact on our business results and fulfillment of Redwood’s mission. We seek to retain our employees by investing in firm-wide engagement programs and we foster a values- and mission-based culture. Our mission, to make quality housing, whether rented or owned, accessible to all American households, guides our day-to-day work together and serves as a cultural foundation. Our core values of Growth, Results, Passion, Relationships, Innovation, and Integrity are embedded into our programs and performance goals and are frequently communicated to our employees.
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
Employee Benefits
We offer a competitive compensation structure to our employees, including short- and long-term financial incentives, generous health and welfare benefits including a wellness stipend to be used for fitness and mental health services, paid family leave, fertility benefits, employee service awards, reimbursement for mortgage and renters insurance and paid time off to promote a healthy work/life balance. We also offer all employees the ability to participate in our Employee Stock Purchase Plan ("ESPP"), which incentivizes stock ownership among our employees by providing the opportunity to purchase Redwood common stock at a discounted price through payroll deductions.

Competition
We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, investment advisors, insurance companies, and other specialty finance companies and financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, engaging in securitization transactions, and in other aspects of our business may lead to a decrease in the opportunities and returns available to us. For additional discussion regarding our ability to compete successfully, see the risk factor below under the heading “We are subject to intense competition and we may not compete successfully" in Part I, Item 1A of this Annual Report on Form 10-K.

Federal, State and Local Regulatory and Legislative Developments
Our business is affected by conditions in the housing, BPL, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential real estate (including both owner-occupied and rental real estate), the markets for financing residential real estate, landlord and tenant rights, and the participants in residential and business purpose real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal, state and local governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material. For additional discussion regarding federal, state and local legislative and regulatory developments, see the risk factor below under the heading “Federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, HEIs, and other assets we own or may acquire in the future" in Part I, Item 1A of this Annual Report on Form 10-K.

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

Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 28, 2023, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 14, 2022 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

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

Risks Related to our Business and Industry
•general economic conditions and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets;
•changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy;
•the impact of the COVID-19 pandemic;
•federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities;
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
•changes in interest rates or mortgage prepayment rates;
•investment and reinvestment risk;
•asset performance, interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans;
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
Operational and Other Risks
•changes in the demand from investors for residential and business purpose mortgages and investments, and our ability to distribute residential and business purpose mortgages through our whole-loan distribution channels;
•our involvement in loan origination and securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in loan origination or securitization transactions;
•exposure to claims and litigation, including litigation arising from loan origination and securitization transactions;
•acquisitions may fail to improve our business and could expose us to new or increased risks and costs;
•whether we have sufficient liquid assets to meet short-term needs;
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand or reorganize;
•our ability to successfully retain or attract key personnel;

•our exposure to a disruption of our or a third party’s technology infrastructure and systems;
•we are dependent on third-party information systems and third-party service providers;
•our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;
•our risk management efforts may not be effective;
•we could be harmed by misconduct or fraud;
•inadvertent errors, system failures or cybersecurity incidents could disrupt our business;
•the impact on our reputation that could result from our actions or omissions or from those of others;
•accounting rules related to certain of our transactions and asset valuations are highly complex and involve significant judgment and assumptions;
•the future realization of our deferred tax assets is uncertain, and the amount of valuation allowance we may apply against our deferred tax assets may change materially in future periods;
Risks Related to Legislative and Regulatory Matters Affecting our Industry
•the impact of changes to U.S. federal income tax laws on the U.S. housing market, mortgage finance markets, and our business;
•our failure to comply with applicable laws and regulation, including our ability to obtain or maintain required governmental licenses;
Risks Related to Redwood's Capital, REIT and Legal/Organizational Structure
•our ability to maintain our status as a REIT for tax purposes;
•decisions about raising, managing, and distributing capital;
•limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;
•provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover;
•the ability to take action against our directors and officers is limited by our charter and bylaws and provisions of Maryland law and we may indemnify them against certain losses;
Other Risks Related to Ownership of Our Capital Stock
•our stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends;
•limited number of institutional shareholders own a significant percentage of our common stock;
•dividend distributions and the timing and character of such dividends may change;
•future sales of our stock or other securities by us or our officers and directors may have adverse consequences for investors;
•the conversion rights of our preferred stock may be detrimental to holders of our common stock;
•payment of dividends in common stock could place downward pressure on market price; and
•other factors not yet identified, including broad market fluctuations.

Risk Related to our Business and Industry
General economic conditions and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets have adversely affected, and may continue to adversely affect, our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, inflation, slower economic growth or recession, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, single-family rental (SFR), multifamily, and real estate markets, home price depreciation, rising unemployment, rising government debt levels, or adverse global political and economic events, such as the outbreak of pandemic, epidemic disease, or warfare (including the ongoing war between Russia and Ukraine).

Rising inflation has put upward pressure on interest rates and may lead to even higher interest rates in the future. Higher and more volatile interest rates have adversely affected, and may continue to adversely affect, our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets. This has adversely affected, and may continue to adversely affect, our earnings results, our ability to securitize, re-securitize, or sell our assets, our cost of capital and our liquidity. Continued upward pressure on interest rates could also reduce the ability of borrowers to make interest payments or to refinance their loans underlying our RMBS investments. See the risk factor below under the heading “Interest rate fluctuations have had, and may continue to have, various negative effects on us by leading to, among other things, reduced earnings or increased volatility in our earnings.” Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. The government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of mortgage finance and securitization activity, inhibiting the growth of private sector mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in SEMT® (Sequoia) and CAFL® securitizations we sponsor. Congress and executive branch officials have periodically proposed various plans for reform of Fannie Mae and Freddie Mac (and the broader role of the government in the U.S. mortgage markets); however, it is unclear which reforms will ultimately be implemented, if any, what the time frame for any such reform would be, and what the impact on our business would be. In addition, the Federal Reserve’s recent curtailment of its purchases of Fannie Mae, Freddie Mac, and other agency mortgage-backed securities has adversely affected the overall demand for mortgage-backed securities and may continue to impact the demand for private-label mortgage-backed securities such as those issued by us.

In addition, global and U.S. financial markets have experienced significant volatility as a result of the COVID-19 pandemic. Many state and local jurisdictions—both within the U.S. and internationally—have at times enacted, and re-enacted, measures requiring closure of businesses, restrictions on travel, and other economically restrictive efforts to combat the pandemic. Such measures have at times led to widespread protests. At times during the COVID-19 pandemic, unemployment levels have increased significantly; unemployment levels may increase again and continue to rise or remain at elevated levels. Similarly, at times during the COVID-19 pandemic, the rate and number of mortgage payment and rental payment delinquencies were significantly elevated and may increase again, and other housing market fundamentals may be adversely affected, leading to an overall material adverse effect on the results of our mortgage banking platforms and investment portfolio. See the risk factor below under the heading “The spread of COVID-19 has disrupted, and could further cause severe disruptions in, the U.S. and global economy and financial markets. Our financial condition and core aspects of our business operations have been and may continue to be adversely affected or disrupted by public health issues, including epidemics or pandemics such as COVID-19.”

Changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, have affected and may continue to affect the fixed income and mortgage finance markets in ways that adversely affect our business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Actions taken by the Federal Reserve to set or adjust monetary policy, and statements it makes regarding monetary policy, have adversely affected, and may continue to affect, the expectations and outlooks of market participants in ways that disrupt our business, and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, the Federal Reserve significantly tightened monetary policy during 2022 and 2023-to-date by terminating its program to purchase Agency mortgage-backed securities (MBS) and by increasing the federal funds rate several times due to rising inflation and tight labor market conditions, among other reasons. Moreover, the Federal Reserve has signaled its expectation to continue tightening monetary policy during 2023 until inflation rates moderate and decline. Increasing rates have led to a significant reduction in mortgage loan origination volumes, particularly the volume of mortgage refinancings, and the value of fixed-rate mortgage loans and securities we own. Additional rate increases may further reduce these volumes and asset values, which would have an adverse effect on our earnings, our business, and financial condition.

To the extent benchmark interest rates continue to rise, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans, including existing adjustable-rate borrowings and potential future borrowings. Furthermore, declining values of mortgage loans may trigger a requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings that are subject to market value-based margin calls. Most of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of residential, business purpose, and multifamily MBS. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

To the extent benchmark interest rates continue to rise, it could further impact the volume of mortgage loans available for purchase in the marketplace and our ability to compete to acquire or originate mortgage loans as part of our mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts or developments of the type described above may have a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

The spread of COVID-19 has disrupted, and could further cause severe disruptions in, the U.S. and global economy and financial markets. Our financial condition and core aspects of our business operations have been and may continue to be adversely affected or disrupted by public health issues, including epidemics or pandemics such as COVID-19.

The COVID-19 pandemic (the "pandemic") has caused, and is continuing to cause, significant repercussions across regional, national and global economies, financial markets, and supply chains. The pandemic and governmental programs created as a response to the pandemic have at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets and supply chains. The pandemic and efforts taken in response to it have affected, and may again affect, the core aspects of our business, including the acquisition, origination and distribution of mortgages, activities and valuations within our investment portfolio, our liquidity, and our employees. Although authorities have more recently treated the virus as endemic within the U.S., the full extent to which the pandemic will impact our operations depends on future developments, including the duration and severity of any subsequent outbreaks or surges in cases of the virus or any related variants, and the efficacy and adoption of available vaccines and periodic vaccine boosters.

The pandemic has impacted, and may again impact, our mortgage banking operations. As a result of government measures taken to slow the spread of the disease (such as temporary business closures, shelter-in-place orders, quarantines and travel restrictions), many businesses have been forced to close, furlough, and lay off employees, and U.S. unemployment claims have dramatically risen and remained elevated at times since the start of the pandemic. To the extent cases surge in any locations, stringent limitations on daily activities that have been eased previously could be reinstated or bolstered in those areas. If the pandemic or any subsequent outbreak of epidemic disease leads to another prolonged economic downturn with sustained high unemployment rates, we would anticipate real estate financing transactions to decrease, which may materially decrease the volume of mortgages we acquire, originate and distribute through our mortgage banking businesses. Further, in light of the impact of the pandemic on the overall economy, including with respect to unemployment levels and consumer behavior related to loans and tenancies, as well as government policies and pronouncements, borrowers have, at times, experienced, and may again experience, difficulties meeting their obligations and have sought or may seek to forbear payment on their loans. Future government-sponsored liquidity or stimulus programs in response to the pandemic, if any, may not be available to our borrowers or to us and, if available, may nevertheless be insufficient to address the impacts of the pandemic. Thus, the credit risk profile of our assets may be more pronounced during severe market disruptions in the mortgage, housing or related sectors. Additionally, interest rates could rise or decline materially and/or credit spreads could widen as a result governmental activities taken in response to macroeconomic events, such as those taken by the Federal Reserve during the pandemic, one or more of which could cause asset values to decrease and/or prepayments on our assets to increase or decrease due to refinancing activity, which could have a material adverse effect on our results of operations.

The pandemic has impacted, and may again impact, our access to the capital markets and our liquidity. Pandemic-related disruptions to the normal operation of mortgage finance markets have impacted, and may again impact, our mortgage banking operations by, among other factors, limiting access to short-term or long-term financing for mortgage loans, disrupting the market for securitization transactions, or restricting our ability to access these markets or execute securitization transactions. In addition, we finance many of the mortgage loans, mortgage-backed securities, and other real estate assets in our investment portfolio with borrowings under loan warehouse facilities, securities repurchase facilities, and other financing arrangements. Given the broad and unpredictable impact of the pandemic, or a future outbreak of epidemic disease, on the financial markets, specific details around our future ability to finance our investment portfolio are unknowable. Our liquidity could also be impacted as our lenders reassess their exposure to mortgage-related investments and either curtail access to uncommitted financing capacity or impose higher costs to access such capacity. For example, see the risk factor below under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Our liquidity may be further constrained as there may be less demand by investors to acquire mortgage loans we originate or acquire for re-sale, mortgage-backed securities we issue, including through our SEMT® and CAFL® securitization platforms, or other assets we own or may acquire in the future.

Further, the pandemic has affected, and may again affect the availability and/or productivity of our team members. As a result of the pandemic, we transitioned to a predominantly remote working environment for the majority of our team members. Since then, we have undertaken a reopening of our physical office locations and continue to use hybrid work arrangements in certain circumstances. Given the unpredictable future impact of the pandemic on our team members’ ability to work in-person, our ability to maintain hybrid or in-person work arrangements is unknown. Over time, remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are integral to our success, and may impede our ability to undertake new business projects, foster a creative and collaborative environment, hire new team members and retain existing team members. Certain job functions and roles require in-person work on a full- or part-time basis, making the continuation or resumption of hybrid and/or fully remote work arrangements a risk to our operations.

The rapid development and fluidity of the circumstances resulting from the pandemic precludes any prediction as to the ultimate adverse impact of the pandemic. If new or dangerous variants of COVID-19 proliferate or sufficient amounts of vaccines or treatments are not available, not widely administered, or otherwise prove ineffective, the impact of the pandemic on the global economy and, in turn, on our financial condition, liquidity, and results of operations could be material. Moreover, each of the risk factors discussed in this Item 1A has likely also been impacted directly or indirectly by the pandemic and could again be impacted in the event of a resurgence or the emergence of another epidemic disease. Future developments associated with this or any other pandemic and the attendant economic and other impacts present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, HEIs, and other assets we own or may acquire in the future.

As noted above, our business is affected by conditions in the housing, business purpose, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing (including both owner-occupied and rental housing), and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, and the participants in residential housing-related industries than they would with respect to other industries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on mortgage foreclosures, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal, state and local governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

For example, Fannie Mae and Freddie Mac conforming loan limits increased significantly on January 1, 2022 and again on January 1, 2023. These increases, as well as future increases in conforming loan limits, may adversely impact the amount and/or value of non-Agency loans available for purchase, which could have a material adverse effect on our residential business.

Furthermore, as a result of the economic and market disruption caused by the pandemic, federal and state governmental authorities encouraged and, in certain cases, mandated, responses to forbearance requests from borrowers with respect to monthly mortgage payment obligations by enacting statutes, including the federal CARES Act, and promulgating various orders, regulations, and guidance to enable borrowers to defer and reschedule monthly mortgage payments, coupled with enacting or extending nationwide and/or local foreclosure and eviction moratoria. As another example, during 2022 the Securities and Exchange Commission proposed certain rules to enhance public company disclosure requirements, including with respect to climate-related and cybersecurity risk management and governance. If, or more likely when, the Commission adopts and implements final rules on these or other topics, such disclosure requirements would increase the cost, potentially materially, of maintaining our status as a public company and of hiring third-party auditors and other consultants, as well as enhancing the risk of incorrectly reporting newly mandated metrics (such as our direct and indirect greenhouse gas emissions, or the climate-related impacts on our financial statements at the line-item level). As another example, the financial crisis of 2007-2008 and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms and financial markets, and protecting consumers and investors from abusive or predatory financial practices. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us. Moreover, federal policy changes aimed at enhancing regulatory scrutiny and enforcement priorities around mortgage servicing, including by the Consumer Financial Protection Bureau ("CFPB"), could further increase our compliance costs.

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

We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, investment advisors, insurance companies, and other specialty finance companies and financial institutions, as well as investment funds, venture capital investors, and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. Since 2008, this loan size limit has been elevated above the historical loan size limit, and as of January 1, 2023, the maximum loan size limit was $1,089,300 for loans made to secure single unit real estate purchases in certain high-cost areas of the U.S.

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

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant or could increase. In addition, to the extent that property values decline while loan size limits remain the same, it may have the same effect as an increase in these limits, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they previously had been able to compete and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 17% of the aggregate dollar value of residential loans originated in the U.S. in 2021. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

U.S. real estate markets, the mortgage industry and the related capital markets have undergone significant changes since the U.S. financial crisis of 2007-08, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Additionally, it remains unclear how any future federal legislation or executive or regulatory actions regarding Fannie Mae and Freddie Mac and the housing finance market more broadly will impact that market and our business. Additional factors, including a rising (or stable) interest rate environment, which has caused, and may continue to cause, the volume of refinance loans to decline, and secular trends in consumer demand for renting versus owning a residence, may also contribute to evolving conditions in the mortgage industry and capital markets. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage finance industry and capital markets, our business and financial results may be adversely affected. For example, as benchmark interest rates have risen over recent quarters, we have continued to focus on investing in HEIs and in platforms that originate HEIs, as we believe that there is and will continue to be increasing consumer demand for HEIs as an alternative for homeowners to access equity in their homes and for home buyers to fund a portion of a home purchase down payment. However, our beliefs and assumptions about the market for HEIs may not anticipate changing circumstances and may not be successful. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than those to which we were previously exposed, and we may not effectively identify or manage those risks. Further discussion is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders and investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could fail to improve our business and results of operations.”

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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential and business purpose mortgage business. However, due to market conditions, our 2022 and 2023-to-date mortgage securitization activity has been limited, and was extremely limited between 2008 and 2011 in the wake of the Great Financial Crisis. While we have engaged in numerous residential and business purpose mortgage securitization transactions both before and since the Great Financial Crisis, the amount of securitization activity we engage in varies from year to year, and we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions. Additionally, in 2021 we co-sponsored a first-of-its-kind securitization of HEIs, and subsequently increased our purchase commitment to acquire additional HEIs, with the expectation that we would continue to aggregate HEIs for future securitization. A prolonged disruption of these securitization markets may adversely affect our earnings, growth, and liquidity. Even if regular residential and business purpose mortgage loan securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. And even if conditions are favorable to us, we may not be able to sustain the volume of securitization activity we previously conducted. Additionally, securities collateralized by business purpose loans, such as those issued by our CoreVest subsidiaries under the CAFL® label, make up a small portion of the total market-wide volume of mortgage-backed securities issued, and the market for securities collateralized by HEIs has only recently come into existence. The markets for such securities are not as mature as the market for residential mortgage-backed securities and dislocations in these markets or a change in the risk tolerance of investors or the perception of risk related to business purpose mortgage-backed securities or HEI-backed securities may negatively impact our ability to grow or sustain the volume of business purpose mortgage-backed or HEI-backed securitization transactions we engage in, which may result in our business and financial results being adversely affected.

We have also historically depended on the sale of whole loans in the whole loan market as a channel for distributing loans and as an alternative to engaging in securitization transactions. However, for reasons similar to those described above with respect to securitization, market conditions have limited our whole loan sale activity in 2022 and 2023-to-date. A prolonged disruption of the market for whole loans may adversely affect our earnings, growth, and liquidity. Even if regular residential and business purpose whole loan purchase and sale activity continues among market participants, we do not know if such transaction activity will continue to be on terms and conditions that will permit us to participate or be favorable to us. And even if conditions are favorable to us, we may not be able to sustain the volume of whole loan sale activity we previously conducted. To the extent we pursue joint ventures or initiatives to form investment vehicles or funds with third-party investors to purchase loans, HEIs, or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – our efforts may not be successful, including any efforts we make to engage in the investment advisory business.

Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders and investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could fail to improve our business and results of operations.

Over recent years, we have announced several new initiatives to expand our mortgage banking activities and alter our investment portfolio, including by expanding our mortgage banking activities to include, for example, acquiring and originating loans secured by non-owner occupied rental properties generally made up of one to four units and residential bridge loans (which we collectively refer to as “business purpose” real estate loans), and optimizing the size and target returns of our investment portfolio. As examples, since 2019, we have completed the acquisitions of three business purpose real estate loan origination platforms, CoreVest, 5 Arches, LLC (“5 Arches”), and Riverbend Funding, LLC (“Riverbend”), which we combined into a single platform, through which we now originate, acquire, and sell or securitize business purpose loans. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms, HEI origination platforms, investment advisory or asset management initiatives, and our RWT Horizons® venture investing initiative, through which we invest in early-stage companies strategically aligned with our business across the lending, real estate, and financial technology sectors to drive innovations across our residential and business-purpose lending platforms. Other new investment initiatives include investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily loans and securities, HEIs, investments in excess mortgage servicing rights (“MSRs”) and servicer advance investments related to pools of residential and small-balance multifamily mortgage loans, and a multifamily investment fund to acquire workforce housing properties. We also occasionally sell lower-yielding securities in our investment portfolio in order to redeploy capital into higher-yielding securities as part of our portfolio and capital management strategies. In addition, we may pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEIs, or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives.

These new initiatives are intended to grow our mortgage banking businesses, expand the scope of our operations, and enhance our investment portfolio, allocate capital to profitable business and investment opportunities, and support innovation in real estate and financial technology. These initiatives are premised on our outlook for economic and market conditions, secular trends in consumer demand for housing, as well as competitive considerations. Over the long-term, the assumptions underlying these trends and changes, or assumptions regarding the risk profile of these initiatives and investments, could turn out to be incorrect, we could be unable to compete effectively with more established market participants, or economic and market conditions could develop in a manner that is not consistent with our assumptions. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions resulting from the pandemic. As a result, the risk profile of the assets held in our investment portfolio is materially different than it was prior to onset of the pandemic. Moreover, we may determine to undertake significant additional asset sales in the future, including in response to adverse economic or financial market conditions. If we are unable to adapt our strategic and capital deployment decisions and maintain an appropriately diversified investment portfolio, our achievement of growth and revenue goals, our profitability, and competitiveness in the market may be adversely impacted.

Additionally, these initiatives may have more risks, and different risks, than our traditional mortgage banking activities and investment portfolio. For example, our portfolio and capital management strategies may include selling securities and reinvesting in securities with greater exposure to credit risk due to their structural credit enhancement of senior securities, as well as more limited payment histories. As another example, investing in HEIs, investing directly in multifamily workforce housing properties, originating and investing in business purpose mortgage loans, and incorporating blockchain technology and decentralized finance activities into securitization transactions we sponsor exposes us to new and different risks than our traditional residential mortgage banking activities, including potential uncertainty with respect to regulatory matters or litigation (with respect to HEIs, multifamily housing, and blockchain technology and decentralized finance activities), and higher rates of delinquency, default, foreclosure and litigation

(with respect to business purpose mortgage loans). Our RWT Horizons® venture investing platform also exposes us to new and different risks, including risks related to making equity investments in early-stage companies that may not have substantial operating histories and any initiative we may pursue to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEIs, or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – may not be successful, including any efforts we make to engage in the investment advisory business. Moreover, investing in, and expanding the scope of, our operating platforms and pursuing these types of initiatives can expose us to new and different risks, including regulatory and compliance risks, as well as operational risks. As a result, these new initiatives could fail to improve the long-term profitability of Redwood, could fail to result in capital being available for or deployed into more profitable businesses and investments, could result in dilutive issuances of equity or debt securities convertible into equity to fund our business and investment activities, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders or investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could also fail to improve our business and results of operations.

Our Board of Directors has approved authorizations for the repurchase of Redwood common stock and convertible and exchangeable debt securities issued by Redwood. In 2020 and 2022, we repurchased approximately $22 million and $56 million, respectively, of our common stock at an average price of $7.10 and $7.91, respectively, and approximately $125 million and $32 million, respectively, of our outstanding debt securities. At December 31, 2022, we continued to have authorization to repurchase up to approximately $101 million of shares of common stock and continued to be separately authorized to repurchase our outstanding debt securities. If we repurchase shares of Redwood common stock or other securities issued by Redwood, it is because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations.

In addition, we periodically raise capital by issuing common stock, preferred stock, or debt securities convertible into common stock, through underwritten public offerings, in at-the-market (“ATM”) offerings, under our direct stock purchase and dividend reinvestment plan, or in private placement transactions. We may issue additional shares of common stock upon conversion of our convertible debt or upon exchange of our exchangeable debt, to our directors, officers and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder, and to fund merger and acquisition activity. It may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. To the extent we raise capital to fund our operations and investment activities, our approach to raising capital is based on what we believe to be in the best interests of the company and, therefore, our stockholders. However, it is possible that our use of the proceeds of such capital raising transactions may not yield a significant return or any return at all for our stockholders. If we are not able to make prudent decisions about raising, managing, and distributing our capital, our business and financial results may be adversely impacted.

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

We use a variety of borrowing facilities and derivatives agreements to fund or hedge assets in our investment portfolio that present us with liquidity risks. Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, many of our borrowing facilities are uncommitted, meaning that each time we request a new borrowing under such a facility, the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets and/or a maximum ratio of recourse debt to tangible net worth or stockholders’ equity), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a borrowing facility if an event of default or similar event occurs under another borrowing facility).

For example, due to volatility in financial markets resulting from the pandemic, the market value of loans and securities financed under our borrowing facilities declined significantly in the first half of 2020; in particular, over a compressed time frame near end of the first quarter of 2020. As a result, we received a material increase in margin calls from counterparties under our marginable borrowing facilities (i.e., borrowing facilities subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent). We satisfied these margins calls by pledging additional collateral, such as cash or additional loans or securities, with a value equal to the decline in value of the collateral, adjusted for the percentage of the asset value financed (our haircut percentage). In some cases, we sold assets under adverse market conditions to generate liquidity in response to such margin calls.

We also maintain borrowing facilities that we describe as non-marginable, because they are not subject to market-value based margin calls subject to the lender’s determination, in its sole discretion, of the market value of the underlying collateral. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the asset that is financed, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender). If U.S. home prices experience widespread declines, as a result of increased benchmark interest rates, declining economic conditions, or for other reasons, our non-marginable borrowing facilities, and assets financed thereunder during recent periods of elevated home prices, could be particularly exposed to lender margin calls.

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

Additionally, significant and widespread decreases in the values of our assets could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements. During 2020, we amended financial covenants in several borrowing agreements and remained in compliance; however, we cannot be certain whether we will continue to be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants in the future.

Our borrowing facilities also contain representations, warranties, and/or covenants related to litigation that could be breached if we are subject to litigation proceedings and claims in excess of specified dollar thresholds or that could have a material adverse effect on our business. For example, in connection with the impact of the pandemic on the non-Agency mortgage finance market and on our business and operations, a number of the counterparties that have regularly sold residential mortgage loans to us believed that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions in the first half of 2020 not to purchase certain loans from them. One of these counterparties subjected us to litigation and others made demands regarding perceived obligations to them. If the individual or aggregate amount of such litigation or any threatened litigation exceeded specified dollar thresholds or could have had a material adverse effect on our business, we could have breached representations, warranties, or covenants under our borrowing agreements, which breach could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements.

Volatility in the mortgage credit markets, including continued volatility due to macroeconomic, geopolitical, or other events, may cause the market value of loans and securities we own subject to financing to decline again as they did in 2020, and our financing counterparties may make additional margin calls. Furthermore, if other market participants fail to meet margin calls associated with mortgage loans or securities they finance, their financing counterparties could terminate their financing and seek to sell significant amounts of loans and securities, which could again depress the market value of these types of assets and result in additional margin calls on us and other borrowers. Additionally, securities financed under our short-term securities repurchase facilities, and loans financed under certain whole-loan warehouse/secured revolving borrowing facilities, are subject to mark-to-market treatment and may incur margin calls or may require us to repurchase such loans in the event the loans become delinquent. We may receive additional margin calls in the future and there is no assurance that we will be able to meet such margin calls. We may experience an event of default under some or all of our short- and long-term debt and financing facilities if we do not meet future margin calls or maintain compliance with financial covenants and other terms of these debt obligations, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness, which could lead to an event of bankruptcy or insolvency, which would have a material adverse effect on our business, results of operations and financial condition.

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

Maintaining cybersecurity and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or a violation of data privacy laws could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

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

While we have information security measures in place to protect this information and detect and prevent security breaches, such measures may be inadequate in protecting against threats, or these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, "phishing", social engineering, or ransomware attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Borrower or consumer data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Even highly sophisticated protective measures may fail as a result of human error; for instance, an employee of ours or a third party’s may succumb to a phishing or social engineering attack resulting in unauthorized access to our or their information technology systems. Additionally, our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data, other personal information, or other company data, including confidential or proprietary business information. In the past, we have experienced unauthorized access to certain data and information. We have also experienced fraudulent activity initiated through social engineering attacks by malicious third-party actors. As an example, wire transfers are an attractive target of fraudulent activity due to the speed and finality of payment, and the nature of our mortgage banking activities requires us frequently to transfer funds to various counterparties in connection with the origination or acquisition of mortgage loans. Although we have policies and procedures in place to mitigate risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred immaterial financial losses related to such activity. Our response to these incidents has been to take immediate steps to investigate and address the unauthorized access or fraudulent activity, and past unauthorized access and fraudulent activity related to “phishing” or social engineering has not had, and is not expected to have, a material adverse effect on our business and financial results. Although we have designed and implemented cybersecurity systems and processes to protect this type of information from bad actors, such systems or processes may not be effective in preventing unauthorized access or activity in the future. While past unauthorized access and activity has been immaterial to our business and financial results, there can be no assurance that future incidents would also be immaterial. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems or data, or to deceive our or our service providers’ employees to allow fraudulent access or activity, change frequently and could be undetected or undetectable until launched against us, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

In addition to the risks described above, we are subject to certain federal and state laws and regulations (collectively, “Data Privacy Laws”) relating to the collection, retention, use, transfer, and/or protection of various types of ‘personal information’ or ‘personal data’ (or similar term(s), each as defined under applicable law). In some cases, Data Privacy Laws apply not only to our interactions with and data transfers to third parties, but may also restrict transfers of personal information between Redwood and its subsidiaries. Legislators in a variety of jurisdictions have passed laws and corresponding regulators have promulgated rules and regulations in this area; some of these jurisdictions are considering imposing additional restrictions, and they and others have laws that are being developed or are pending review and/or decision (including the federal government, which continues to consider enacting additional comprehensive federal privacy laws). These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction or from sector to sector, expensive or difficult to comply with, or unclear due to a lack of regulatory guidance. Complying with emerging and changing requirements of Data Privacy Laws may cause us to incur substantial costs, and has required and may again in the future require us to change our business practices. Noncompliance could result in significant penalties, fines, or legal liability. Furthermore, we make statements in the form of privacy notices about our collection, use and disclosure of personal information, including statements provided on our website and other privacy notices provided to consumers, borrowers, customers, employees or job applicants. Any failure by us to comply with these statements or with other federal, state, local or international privacy or data protection laws and regulations could result in inquiries or proceedings against us by governmental entities, regulators, consumer organizations, and private litigants, as well as potential fines, penalties, and monetary or other liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Under Data Privacy Laws, we may be liable for statutory, actual, or other damages suffered by individuals whose personal information is compromised or stolen as a result of a breach of the security of the systems upon which we or third parties and service providers of ours store this information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in investigating and notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits.

Security breaches could also significantly damage our reputation with existing and prospective loan sellers, loan buyers, borrowers, investors, and third parties with whom we do business. Any publicized security problems affecting our businesses, or those of third parties with whom we do business, may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on web-based product offerings, cloud service providers, and on the use of cybersecurity tools and vendors.

Furthermore, our business is highly dependent on communications and information systems and many of our internal controls rely on our financial, accounting and other data processing systems to be effective. Any failure or interruption of either our own systems or critical third-party systems could negatively impact our ability to transact business and, if prolonged, could have a material adverse effect on our business, results of operations and financial condition. Further information is contained in the risk factor titled, “Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.”

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

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for some of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans we have pledged to secure short-term warehouse borrowings and a portion of the business purpose and multifamily real estate loans and loans underlying multifamily securities we have acquired may have adjustable interest rates. Accordingly, as short-term interest rates rise, required monthly payments from borrowers will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

Credit losses on business purpose and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities can occur for many of the reasons noted above for residential real estate loans. Moreover, these types of real estate loans may not be fully amortizing (e.g., interest-only) and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance the loan or sell the property at maturity. Business purpose and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities are particularly sensitive to conditions in the rental housing market and to demand for residential rental properties.

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

For loans or other investments we own directly (not through a securitization structure), we will most likely be in a position to incur credit losses, should they occur, only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). Similar to our exposure to credit losses on loans we own directly, we have committed to assume credit losses – but only up to a specified amount – on certain conforming residential mortgage loans that we acquired and then sold to Fannie Mae and Freddie Mac pursuant to risk-sharing arrangements we entered into with those entities, to the extent any such losses exceed the owner’s equity investment in the property. We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

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

The nature of the assets underlying some of the securities and investments we own or acquire could increase the credit risk of those securities.

For certain types of loans underlying securities we may own or acquire, the loan interest rate or borrower payment rate may increase over time, increasing the potential for default. For example, securities may be backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. To the extent we are exposed to it, this is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess (of interest owed over interest paid) is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to amortize fully the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans and investments to which we are exposed, such as hybrid loans and adjustable-rate loans, may also have greater credit risk than more traditional amortizing fixed-rate mortgage loans.

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

A decline in the economy or difficulties localized within certain regional real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of residential and multifamily properties in that market. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold with properties in those regions, and it will increase the risk of loss on other investments we own. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize (or otherwise sell) real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing real estate loans we own or those underlying the securities or other investments we own. For example, in recent years, hurricanes have caused widespread flooding in Florida and Texas and wildfires and mudslides in California have destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers themselves may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that we own, or that underlie the securities we own, are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Business purpose loans we own, originate, or acquire, or that underlie the securities we own, as well as real estate loans collateralizing multifamily securities we own, generally have larger balances than residential loans and in the past we have had, and may have in the future, a geographically concentrated portfolio of such loans and securities. Real estate loans collateralizing consolidated multifamily securities and business purpose real estate loans we currently own, or that underlie the securities we currently own, are generally concentrated in Texas, Georgia, New Jersey, Florida, Illinois and Ohio. Additional states where we have concentrations of business purpose loan and multifamily credit risk are set forth in Notes 7 and 8, respectively, to the Financial Statements within this Annual Report on Form 10-K.

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

The value of the homes or properties collateralizing or underlying real estate loans or investments may decline, and rents on single-family and multifamily rental properties may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, Alt-A quality loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, re-performing and non-performing loans, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of losses. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recover our investment and of being exposed to the risks attendant to the ownership of real property.

Changes in consumer behavior, bankruptcy laws, tax laws, regulation of the mortgage industry, foreclosure and other laws may exacerbate loan or investment losses. Changes in rules that would cause loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default. However, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on loan foreclosures, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts could increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

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

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, any assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes may occur suddenly and often. The market’s ability to understand and absorb these changes and the impact to the securitization market in general are difficult to predict. Such changes may have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future. Downgrades to the ratings of securities could have an adverse effect on the value of some of our investments and our cash flows from those investments.

Residential mortgage loan borrowers that have been negatively impacted by the pandemic or other adverse economic conditions may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

Residential mortgage loan borrowers that have been negatively impacted by the pandemic or other adverse economic conditions may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. This could be due to an inability to make such payments, an unwillingness to make such payments, or a temporary or permanent waiver of the requirement to make such payments, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program. Such forbearance, waiver, or maturity extension may be available as a result of a government-sponsored or ‑imposed program or under any such agreement or program we or our sub-servicers may otherwise offer to mortgage borrowers. To the extent mortgage loan borrowers do not make payments on their loans, the value of residential mortgage loans and residential mortgage-backed securities we own will likely be impaired, potentially materially. Additionally, to the extent local, regional or national economic conditions decline, due to the pandemic or for other reasons, the value of residential real estate may decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

We are exposed to the negative financial impact of payment forbearances with respect to loans securitized in Sequoia transactions, loans held for investment or sale, and a variety of other investments, including third-party issued mortgage-backed securities, mortgage servicing rights and related cash flows, re-performing residential mortgage loans, and business purpose loans. In addition, transactions we have entered into, including to finance loans with warehouse financing providers and to sell whole loans to third parties, may be negatively impacted by payment forbearances, including by reducing our proceeds from these transactions or if we are required to repurchase impacted loans.

With respect to MSRs we own that are associated with mortgage loans that become delinquent (including MSRs retained for jumbo mortgage loans that we securitize through our SEMT® (Sequoia) securitization platform and investments we have made in excess MSRs and servicing advances), cash flows we would otherwise expect to receive from our retained investments in Sequoia securitization transactions or other investments may be redirected to other investors in mortgage backed securities issued in those securitization transactions (or may be otherwise not remitted to us) or we may be obligated to fund loan servicers' principal and interest advances, as well as advances of property taxes, insurance and other amounts. Additionally, through our investment in servicer advances and associated excess MSRs, we may fund an increased amount of servicer advances on loans underlying the associated transactions. Further, any federal assistance programs available to mortgage loan servicers may not be available to us because our business and investments are not focused on mortgage loans that are eligible to be purchased or guaranteed by Fannie Mae, Freddie Mac or governmental agencies such as the Federal Housing Administration or Department of Veteran Affairs. To the extent our otherwise expected cash flows are so impaired or to the extent we are required to fund loan servicers’ advances, it may have a material adverse effect on our financial condition, results of operations and cash flows.

Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

Multifamily and business purpose loans and securities backed by multifamily and business purpose mortgage loans we own are subject to similar risks as those described above with respect to residential mortgage loans, and will likely be impaired, potentially materially to the extent multifamily and business purpose loan borrowers that have been negatively impacted by the pandemic do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage backed securities we own will likely be impaired, potentially materially. Moreover, to the extent local, regional or national economic conditions decline, due to the pandemic or for other reasons, the value of multifamily and residential real estate that secures multifamily and business purpose loans is likely to decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

Additionally, a significant amount of the business purpose loans that we own are short-term BPL bridge loans that are secured by residential properties that are undergoing rehabilitation or construction and not occupied by tenants. Because these properties are generally not income-producing (e.g., from rental revenue), in order to fund principal and interest payments, these borrowers may seek to renegotiate the terms of their mortgage loan, including by seeking payment forbearances, waivers, or maturity extensions as a result of being negatively impacted by the pandemic or other adverse economic conditions. Moreover, planned construction or rehabilitation of these properties may not be able to proceed on a timely basis or at all due to operating disruptions or government mandated moratoriums on construction, development or redevelopment. All of the foregoing factors would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying mortgage loans. In general, in a rising interest-rate environment, the rate of prepayments is expected to be slower than in a stable or declining interest-rate environment. However, prepayments are difficult to accurately predict and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce the fair values of many of our assets, which could reduce our ability to borrow against our assets and may cause market valuation adjustments for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

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

Some of the business purpose loans we originate or hold may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a business purpose loan is controlled by the borrower under these circumstances, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

Interest rate fluctuations have had, and may continue to have, various negative effects on us by leading to, among other things, reduced earnings or increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility have had, and could continue to have, negative effects on our earnings, and the fair value of our assets and liabilities. Further changes in these rates, relationships, or increased volatility may have negative effects on loan prepayment rates and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not work effectively and we may change our hedging strategies or the degree or type of interest rate risk we assume.

Some of the loans and securities we own or may acquire have adjustable-rate coupons (i.e., they may earn interest at a rate that adjusts periodically based on an interest rate index). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We also acquire loans and securities for future sale, as assets we are accumulating for securitization, or as a longer-term investment. We expect to fund assets with a combination of equity, fixed-rate debt and adjustable-rate debt. To the extent we use adjustable-rate debt to fund assets that have a fixed interest rate (or use fixed-rate debt to fund assets that have an adjustable interest rate), an interest rate mismatch could exist and we could, for example, earn less (and fair values could decline) if interest rates change, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with hedges such as interest rate agreements and other derivatives and, to the extent we do use hedging techniques, they may not be successful.

Higher interest rates generally reduce the fair value of many of our assets, with the exception of our IOs, MSRs, excess MSR investments, and adjustable-rate assets. This has resulted in, and may continue to result in, decreased earnings results, reductions in our ability to securitize, re-securitize, or sell our assets, or reductions in our liquidity. Higher interest rates could reduce the ability or desire of borrowers to make interest payments or to refinance their loans. Higher interest rates have reduced, and could continue to reduce, property values and increased credit losses could result. Higher interest rates have reduced, and could continue to reduce, mortgage originations, effectively reducing our opportunities to acquire new assets. Higher interest rates also generally increase our financing costs as we renew or replace borrowing facilities or maturing debt.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of pandemic or epidemic disease, warfare (including the recent outbreak of hostilities between Russia and Ukraine), economic and international trade conflicts or sanctions, economic indicators such as the rate of inflation or employment statistics, the change in the U.S. presidential administration and political makeup of the Congress, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, Eurozone nations, or China may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

We have significant investment and reinvestment risks.

New assets we acquire or originate may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.

Assets we acquire, originate, or invest in may not generate the economic returns and GAAP yields we expect. Realized cash flows could be significantly lower than expected and returns from new investments, originations, and acquisitions could be negative. In order to maintain our portfolio size and our earnings, we must reinvest into new assets a portion of the cash flows we receive from principal, interest, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our mortgage-backed securities are called (effectively sold). We may also sell assets from time to time as part of our portfolio and capital management strategies. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions during the early portions of the pandemic. Principal payments, calls, and sales generate cash for us and reduce the size of our current portfolio.

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

To reinvest the proceeds from principal repayments we receive on our existing investments and deploy capital we raise, we may seek to originate, invest in, or acquire new assets. If the availability of new assets is limited or if the pricing of such assets is unfavorable, we may not be able to originate, invest in, or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are fewer sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase (or origination by our business purpose loan origination platform).

We do not originate residential loans; rather, we rely on the origination market to supply the types of residential loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in 2019 and 2020, residential mortgage interest rates generally declined, and remained at these lower levels throughout 2021, with the result that a significant portion of high industry-wide origination volumes were related to residential borrowers refinancing existing mortgage loans. On the other hand, since 2022, the Federal Reserve has enacted several increases to the federal funds rate, resulting in substantially elevated mortgage interest rates relative to recent years. Higher interest rates have led to a sharp decline in the overall volume of residential loan refinancings as well as loan origination volume in general. To the extent interest rates continue to increase, refinance and purchase loan volume is likely to decline further, and this volume may not return to previous levels. A reduced volume of loan originations may make it increasingly difficult for us to acquire loans and securities. Similar factors may contribute to reduced volumes of loan originations by our business purpose loan origination platforms, which would otherwise be available for transfer to our investment portfolio.

We originate business purpose loans, but we may not be willing to provide the level of loan proceeds to the borrower or interest rate that borrowers find acceptable or that matches our competitors, which would likely reduce the volume of these types of loans that we originate.

The supply of new issue residential mortgage-backed securities (RMBS) collateralized by jumbo mortgage loans available for purchase could be adversely affected if the economics of executing securitizations are not favorable or if the regulations governing the execution of securitizations discourage or preclude certain potential market participants from engaging in these transactions. For example, since 2022, interest-rate and market volatility have led to a substantial reduction in new RMBS issuances. In addition, if there is not a robust market for triple-A rated securities, the supply of real estate subordinate securities could be significantly diminished.

We have entered into risk-sharing arrangements with Fannie Mae and Freddie Mac and have invested in credit risk transfer (CRT) securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. We may continue to make these types of credit-related investments and may also continue recent initiatives to grow our investment portfolio, including investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily securities, HEIs and securities collateralized by HEIs, and investments in excess MSRs and servicer advance investments related to pools of residential and small-balance multifamily mortgage loans. While these initiatives represent potential opportunities for future capital deployment, ultimately these initiatives may not produce sizable or attractive investment opportunities due to competition from other investors, regulatory issues, or federal housing finance reform initiatives that impact Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, in recent years we began expanding our mortgage loan purchase activity to include BPL bridge loans and business purpose loans secured by non-owner occupied rental properties. Also, since 2019, we have completed the acquisitions of three business purpose real estate loan origination platforms, CoreVest (2019), 5 Arches (2019), and Riverbend (2022), which we combined into a single platform through which we originate business purpose loans. As a result of these acquisitions, our holdings of business purpose whole loans have increased as have our issuances and ownership of securities backed by business purpose loans under the CAFL® securitization label. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms, HEI origination platforms, and our RWT Horizons® venture investing initiative. In recent years, we have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEIs and securities collateralized by HEIs, excess MSR investments collateralized by residential and multifamily loans, servicer advance investments related to residential mortgage loans, and a multifamily investment fund to acquire workforce housing properties. In addition, we may pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEIs, or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives.

Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. Several of these investments were complex, highly structured, and involve partnerships and joint ventures with co-investors or co-sponsors, any or all of which may limit the liquidity of such investments. Additionally, when investing in transactions with complex or novel structures, the risks associated with the transactions and structures may not be fully known to buyers and sellers. For example, we recently co-sponsored a securitization of HEIs, and continue to purchase and/or hold HEIs either for investment, sale or securitization, all of which expose us to risk of loss related to home price appreciation (or depreciation). In addition, financing for such new and non-traditional investments may be unavailable or expensive, which could lead to reduced liquidity and investable capital. If our assumptions regarding the valuation and rate of appreciation in value of the property securing an HEI are wrong, our returns will be reduced, and if the value of the property securing the HEI decreases, we may suffer losses, up to the total loss of our investment. Additionally, HEIs may be subject to regulatory risk from federal, state, and local regulators or may be recharacterized as debt by courts or legislation. For example, if a state mortgage regulator determines that entering into, or investing in, an HEI is activity covered by that state’s mortgage licensing statute, our investment may be at risk if we and/or our purchase and sale counterparty, who enters into the HEI with the homeowner, do not possess the applicable license.

As another example, one of our excess MSR investments includes an associated investment in servicer advances financed with non-recourse debt. Non-recourse financing generally limits our exposure to losses to the value of the collateral securing the financing (in this case, the servicer advances). However, a default on such non-recourse financing of servicer advances could result in a complete loss of our servicer advance investments and the related excess MSRs. Additionally, this non-recourse financing is short-term. When it reaches maturity, we may not be able to renew this financing on favorable terms, or at all, which may have a negative impact on the value of our investment. A more detailed discussion of the risks related to this servicer advance financing is described below in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

As another example, in connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, we made assumptions about the cash flows and investments that will be generated from these acquisitions. Additionally, originating and investing in business purpose mortgage loans exposes us to new and different risks than our traditional residential mortgage banking activities, including higher rates of delinquency, default, foreclosure and litigation. Our assumptions may prove wrong, market conditions may change, or we may be exposed to higher-than-expected rates of delinquency, default, foreclosure, or litigation, any of which could have a negative impact on our financial or operational results related to these acquisitions and to our business as a whole.

We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential, business purpose, and multifamily securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. In addition, our RWT Horizons® venture investing platform invests primarily in early-stage businesses focused in the real estate, lending, and financial technology markets. These venture investments may come in many forms and structures including convertible debt or equity, each of which exposes us to a unique set of risks, including the risk of a total loss of the amount invested. These types of investments could expose us to new, different, or increased risks that we did not anticipate, which could have a negative impact on the financial returns generated.

In addition, when investing in assets or businesses we are exposed to the risk that those assets, or interest income or revenue generated by those assets or businesses, result in our not meeting the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act of 1940, as amended (“Investment Company Act”), as further described in the risk factors titled “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks” and “Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest-rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Conversely, decisions to reduce leverage could reduce the returns we earn on our investments. Additionally, a portion of our recent investment activity included financing that was incurred by a joint-venture entity that we did not control and thus was not reflected on our balance sheet prior to the repayment of such financing. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, as noted above, since December 2017, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of business purpose loans secured by non-owner occupied rental properties and BPL bridge loans, completing the acquisitions of three business purpose real estate loan origination platforms, CoreVest, 5 Arches, and Riverbend, incorporating blockchain technology and decentralized finance activities into securitization transactions we sponsor, and optimizing the size and target returns of our investment portfolio. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms, HEI origination platforms, and our RWT Horizons® venture investing initiative. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEIs and securities collateralized by HEIs, excess MSR and servicer advance investments collateralized by residential and multifamily loans, a whole loan investment fund created to acquire light-renovation multifamily loans, a multifamily investment fund to acquire workforce housing properties. In addition, we may pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEIs, or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – and these initiatives may target investments with different return profiles or utilize financial leverage in a different manner than we have in the past. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

We seek to manage certain of the risks associated with acquiring, originating, holding, selling, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, and other assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying real estate securities, as well as changes in interest rates, impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, and other assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flows from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility. Additionally, our non-GAAP measures of financial performance and our earnings calculated in accordance with GAAP may be subject to volatility. Moreover, the Securities and Exchange Commission's focus on the use of non-GAAP financial metrics may require us to change the presentation or method of calculation of our non-GAAP metrics which may result in variability and volatility.

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

For example, real estate-related securities in our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark, and is a measure of the perceived risk of the investment. Fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate swaps or fixed-rate U.S. Treasuries of like maturity. Floating-rate securities are typically valued based on a market credit spread over LIBOR or, increasingly, another floating-rate index such as the Secured Overnight Financing Rate (“SOFR”), and are affected similarly by changes in LIBOR, SOFR, or other index spreads. Excessive supply of, or reduced demand for, these securities may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. For example, due to the volatility in financial markets resulting from the pandemic, the market value of our securities portfolio declined significantly, in a compressed time frame during 2020. Due to interest-rate volatility and other economic factors since 2022, spreads have again widened, leading to a reduction in the market value of our securities portfolio. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income or cash flow, whether directly, through their impact on unrealized gains or losses on available-for-sale securities and therefore our ability to realize gains on such securities, or indirectly, through their impact on our ability to borrow and access capital. Widening credit spreads have contributed to, and could continue to contribute to or cause, net unrealized losses on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share has decreased and may continue to decrease as a result.

For GAAP purposes, we mark to market most of the assets and some of the liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statements of income (loss). Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statements of income (loss) at a reduced market price relative to its cost basis, we may be required to realize a loss and our reported earnings will be reduced accordingly.

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

LIBOR and other indices which are deemed “benchmarks” have been the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and associated changes to behavior may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. Many national regulators are recommending U.S. Dollar LIBOR be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is uncertain. U.S. banking regulators issued supervisory guidance encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate by December 31, 2021, but certain rates based on U.S. Dollar LIBOR could continue to be published through June 2023 (but will effectively end earlier if the number of panel banks reporting to LIBOR continues to decrease). Market participants are still considering how various types of financial instruments and securitization vehicles should transition to a discontinuation of LIBOR. It is possible that not all of our financial instruments will transition away from LIBOR at the same time, and it is possible that not all of our financial instruments will transition to the same alternative reference rate, resulting in consequences that are difficult or impossible to forecast. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” or index as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark” or index.

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the residential, business purpose, multifamily, and other securities we own or may own are generally illiquid - that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the real estate loans we may hold and the business purpose loans we originate. At times, the vast majority of the assets we own are likely to be illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sales of these assets, should we want or need to sell them.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2022, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued and other liabilities of consolidated entities, for which we are not liable) was approximately $8.3 billion. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, thereby reducing the amount of our cash flows available for other purposes;

•	requiring asset sales to fund the repayment of maturing debt or to meet margin calls;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes or exchangeable securities into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.
We cannot assure you that we will be able to continue to maintain sufficient cash reserves or continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flows or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. Any default under any indebtedness could have a material adverse effect on our business, results of operations and financial condition. For an additional discussion of our outstanding indebtedness, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities."

Our use of financial leverage could expose us to increased risks.

We fund the residential and business purpose loans we acquire or originate in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also make margin calls, which could force us to sell assets pledged as collateral under adverse market conditions, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Further discussion of the risks associated with our use of leverage is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth under the heading “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets, and/or a maximum ratio of recourse debt to tangible net worth or stockholders’ equity. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” and in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.” Additionally, our ability to increase our borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.

Our ability to fund our business and our investment strategy depends on our securing warehouse, repurchase, or other forms of debt financing (or leverage) on acceptable terms. For example, during aggregation and pending the sale or securitization of a pool of mortgage loans or other assets we generally fund those mortgage loans or other assets through borrowings from warehouse, repurchase, and credit facilities, and other forms of short-term financing.

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

We attempt to hedge certain interest-rate risks (and, at times, prepayment risks and fair values) by balancing the characteristics of our assets and associated (existing and anticipated) liabilities with respect to those risks and entering into various interest rate agreements. The number and scope of the interest rate agreements we utilize may vary significantly over time. We generally seek to enter into interest rate agreements that provide an appropriate and efficient method for hedging certain risks related to changes in interest rates.

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

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other financial instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as: liquidity risk, due to the fact that there may not be a ready market into which we could sell these derivatives if needed; basis risk, which could result in a decline in value or a requirement to make a cash payment as a result of changes in interest rates; and counterparty risk, if a counterparty to a derivative is not willing or able to perform its obligations to us due to its financial condition or otherwise.

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

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us and this risk is usually more pronounced during an economic downturn. The economic impact of the pandemic and the associated volatility in the financial markets at times triggered, and may again trigger, additional periods of economic slowdown or recession, and such conditions could jeopardize the solvency of counterparties with which we do business. Counterparties may seek to eliminate credit exposure by entering into offsetting, or “back-to-back,” hedging transactions, and the ability of a counterparty to settle a synthetic transaction may be dependent on whether the counterparties to the back-to-back transactions perform their delivery obligations. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practicality, timing, or other problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our financing counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets, and we may not be able to obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential or business purpose mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our rights to have such counterparty repurchase loans in connection with a breach of loan representations and warranties, and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled in a timely manner, or at all. We attempt to diversify our counterparty exposure and (except with respect to loan-level representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

Operational and Other Risks
Through certain of our wholly-owned subsidiaries we have engaged in the past and plan to continue to engage in acquiring residential and business-purpose mortgage loans and originating business-purpose mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and may continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.

Acquiring and originating mortgage loans with intent to sell these loans to third parties generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to sale. This type of debt may not be available to us, or may only be available to us on an uncommitted basis, including in circumstances where a line of credit had previously been made available or committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-term debt we incur. To the extent this debt is recourse to us, if the value of the assets pledged as, or underlying our, collateral declines, we may be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. In addition, when we originate or acquire assets for a sale, we make assumptions about the cash flows that will be generated from those assets and the market values of those assets. If these assumptions are wrong, or if market values change or other conditions change, it could result in a sale that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.

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

Additionally, mortgage loan borrowers that have been or continue to be negatively impacted by the pandemic or other adverse economic conditions may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. To the extent mortgage loan borrowers do not make payments on their loans, the value of mortgage loans we own will likely be impaired, potentially materially, as further described above under the headings “Residential mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business” and “Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business”.

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

In addition, when selling mortgage loans or acquiring servicing rights associated with residential mortgage loans, we typically make representations and warranties to the purchaser or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence efforts. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset or pay damages, which may result in a loss. We generally only establish reserves for potential liabilities relating to representations and warranties we make if we believe that those liabilities are both probable and estimable, as determined in accordance with GAAP. As a result, we may not have reserves relating to these potential liabilities or any reserves we may establish could be inadequate. Even if we obtain representations and warranties from the counterparties from whom we acquired the loans or other assets or the borrowers to whom we made the loans, or their related parties, they may not parallel the representations and warranties we make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we make a claim for repayment or damages for a breach of representation or warranty. Furthermore, to the extent we claim that counterparties we have acquired loans from or borrowers to whom we made the loans, or their related parties, have breached their representations and warranties to us, it may adversely impact our business relationship with those counterparties, including by reducing the volume of business we conduct with those counterparties, which could negatively impact our ability to acquire loans and our business. To the extent we have significant exposure to representations and warranties made to us by one or more counterparties we acquire loans from, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

Our portfolio of business-purpose loans held for investment represents a growing portion of our overall investment portfolio, and such loans expose us to new and different risks from our traditional investments in jumbo residential mortgage loans.

A growing portion of our portfolio of loans held for investment is made up of business purpose mortgage loans, especially BPL bridge loans. Business purpose mortgage loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with the enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property would further reduce the proceeds and thus increase the loss.

Business purpose loans we own are subject to similar risks as those described above with respect to residential mortgage loans, to the extent business purpose loan borrowers that have been negatively impacted by the pandemic or other adverse economic conditions do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage-backed securities we own will likely be impaired, potentially materially, as further discussed under the heading “Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.”

A portion of our business purpose loan portfolio currently is, and in the future may be, delinquent and subject to increased risks of credit loss for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower experiences financial distress. Delinquent loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgages upon maturity.

If restructuring is not successful, we may find it necessary to foreclose on the underlying property, and the foreclosure process may be lengthy and expensive, including out-of-pocket costs and increased use of our internal resources. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, or by filing for bankruptcy protection, in an effort to prolong the foreclosure action and exert negotiating pressure on us to agree to a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Under certain state laws, if a foreclosure action is abandoned or dismissed without prejudice, reinstating any such action may be difficult or impossible due to relevant statutes of limitations. In addition, foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property would further reduce the proceeds and thus increase the loss. Any such losses could, in the aggregate, have a material and adverse effect on our business, results of operations and financial condition.

Additionally, BPL bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these BPL bridge loans has often identified what they believe is an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our loan principal or anticipated cash flows. In addition, borrowers often use the proceeds of a conventional mortgage to repay a bridge loan. BPL Bridge loans therefore are subject to risks of a borrower’s inability or unwillingness to obtain permanent financing to repay the loan. BPL Bridge loans, like other loans, are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under BPL bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral, and the principal amount and unpaid interest of the transitional loan and other loans on the property (if any) that are senior to ours. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

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

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets (including HEIs) prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans or other assets accumulated for that purpose, which would reduce our liquidity and investable capital, and may harm our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity, the risks related to our ability to complete securitization transactions after we have accumulated loans or assets for that purpose, and the risks associated with the due diligence we conduct, and the representations and warranties we make, in connection with securitization activity are similar to the risks associated with acquiring and originating loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans and originating business purpose mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.”

When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets, offering documents, and prospectuses or offering memorandums, that include disclosures regarding the securitization transactions and the underlying assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims (whether merited or meritless). For certain of our securitization transactions we rely on an exemption from the risk retention requirements applicable under federal securities laws and regulations, which, for these exempt transactions, requires that we ensure all mortgage loans underlying these securitization transactions meet certain criteria. Our process for ensuring we comply with risk retention requirements applicable to securitization transactions we sponsor or co-sponsor may not correctly identify loans that do not meet the applicable criteria, including due to data entry or calculation errors during the review of these criteria for specific loans or due to errors in our interpretation of these requirements. Failure to comply with risk retention requirements applicable to securitization transactions we have sponsored or co-sponsored could expose us to losses, including, for example, as a result of a requirement to repurchase securitized loans that did not meet these criteria, regulatory enforcement actions and/or reputational damages.

We have also engaged in selling or contributing commercial and multifamily real estate loans to third parties who, in turn, have securitized those loans. In these circumstances, we have in the past and may in the future also prepare or assist in the preparation of marketing and disclosure documentation, including documentation that is included in term sheets, offering documents, and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of our indemnification obligations.

In addition, the securitization trusts or other securitization entities that own collateral underlying securitization transactions may be held liable for acts of third parties. For example, the CFPB has asserted the power to investigate and bring enforcement actions directly against securitization entities for the bad acts of the entities’ servicers or sub-servicers. On December 13, 2021, in an action brought by the CFPB, the U.S. District Court for the District of Delaware in CFPB v. Nat’l Collegiate Master Student Loan Trust, No. 1:17-cv-1323-SB (D. Del.) (the “Student Loan ABS Litigation”), denied a motion to dismiss filed by a securitization trust, holding that the trust could be a “covered person” under the Dodd-Frank Act because it engages in the servicing of loans, even if through third-party servicers or sub-servicers. The district court did not decide at this time whether the trust could be held liable for the conduct of its servicer(s) or sub-servicer(s), only that the trust could be subject to an enforcement action related to the acts of its servicer. The Student Loan ABS Litigation is ongoing, including through an interlocutory appeal of the District Court’s decision to the United States Court of Appeals for the Third Circuit. If upheld on appeal, the CFPB may rely on the decision as precedent in investigating and bringing future enforcement actions against other securitization entities, including entities we sponsor or invest in.

There may be defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans or other assets and establish their rights as first-priority lienholders on underlying mortgaged property or other assets. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage or invest in future securitization transactions.

Furthermore, we may sponsor or invest in securitization transactions of a type that are either new to Redwood or new securitization products entirely. For example, during 2021, we co-sponsored a securitization of HEIs and completed our first securitization collateralized by BPL bridge loans. As another example, we have explored incorporating blockchain technology into securitization transactions we sponsor, including for reporting purposes and, potentially, the issuance of “tokenized” digital securities and the issuance of asset-based securities to decentralized autonomous organizations. The risks described above may be particularly pronounced with new transactions (or those new to Redwood) given the lower degree of institutional or industry knowledge of, experience with, and/or lack of a mature market for, these products.

Adverse economic conditions, including as a result of the pandemic, have at times negatively impacted, and could again negatively impact, our operating platforms including our business purpose loan origination and residential loan purchase activities, as well as our HEI investment activities.

Adverse economic conditions, including as a result of the pandemic, have at times adversely impacted, and could again adversely impact, our business and operations due to temporary or lasting changes involving the status, practices and procedures of our operating platforms, including with respect to loan origination and loan purchase activities, as well as our HEI investment activities. For example, in the first half of 2020, the impacts of the pandemic caused us to temporarily limit our residential loan purchases and reduce our business purpose loan origination activities. Certain counterparties believed that we breached actual or perceived obligations to them, and subjected us to litigation and claims, for which we accrued estimated costs or subsequently resolved. Any future adverse impacts on our business or operations due to changes in the status, practices and procedures of our operating platforms could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. More recently, as a result of disruptions to the normal operation of mortgage finance markets due to inflation and changes in U.S. monetary policy, including shifts in Federal Reserve policy and changes in benchmark interest rates, our operations focused on acquiring and distributing residential mortgage loans and originating, acquiring and distributing business purpose loans have been adversely impacted, and in the future may not be able to function efficiently because of, among other factors, an inability to access short-term or long-term financing for mortgage loans on attractive terms (or at all), a disruption to the market for securitization transactions, or our inability to access these markets or execute securitization transactions. Any or all of these impacts could result in reduced (or negative) mortgage banking income and gain on sale income, and reduced net interest income, all of which would negatively impact our financial results.

In connection with our operating and investment activity, we rely on third parties to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring and originating loans, engaging in securitization transactions, and investing in HEI and third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure or inability to perform, including failure to perform due to the impact of the pandemic on such third party’s ability to operate, due to the bankruptcy of one or more loan servicers, or HEI servicers, or reasons such as fraud, negligence, errors, miscalculations, workforce or supply chain disruptions, or insolvency. For example, as a result of the pandemic, residential mortgage subservicers received an unprecedented level of requests from mortgage borrowers for payment forbearances and, as a result, their operational infrastructures may not have properly processed this increased volume of requests effectively or in a manner that is in our best interests. Many loan servicers have been accused of improprieties in the handling of loan modification or foreclosure processes with respect to residential mortgage loans that have gone into default. To the extent a third-party loan servicer or HEI servicer fails to fully and properly perform its obligations, loans, HEIs, and securities that we hold as investments may experience losses, securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed. Moreover, the CFPB has indicated that under the Biden presidential administration it intends to revitalize enforcement of fair lending laws and prioritize protecting consumers facing financial hardship due to COVID-19 and racial equity including through supervisory and enforcement activity directed at mortgage sub-servicer performance. As another example, our residential business purpose mortgage banking segments, as well as our HEI-focused initiatives, utilize third-party appraisals or other valuation tools during the underwriting process, obtained on the collateral underlying each prospective mortgage or HEI. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or originator to provide an appraisal in the amount necessary to enable the originator to make the loan or HEI, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans or HEIs, which could have a material and adverse effect on our business, results of operations and financial condition. Additionally, our business purpose loan origination platforms may utilize third party inspectors in connection with funding advances on BPL bridge loans for rehabilitation or ground-up construction. These third parties may be required to certify a borrower’s eligibility for advances based on the satisfaction of construction milestones. In the past we have experienced, and may in the future experience, fraudulent or negligent activity among borrowers and certain of these third parties that has led to the disbursement of under-collateralized funds and could cause us to incur financial losses on loans we have originated.

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on terms favorable to us, or at all, that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions, whether resulting from a change in law effected or prompted by the Student Loan ABS Litigation, or otherwise, as discussed above under the Risk Factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEIs. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks”. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further under the risk factor titled “Maintaining cybersecurity and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or a violation of data privacy laws could result in serious harm to our reputation and have a material adverse impact on our business and financial results.” When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing rights, it could have a material adverse effect on our business and financial results.

In addition, we have participated in various investments structured as joint ventures or partnerships with unaffiliated third parties. Some of these joint venture entities rely, in part, on their members or partners to make committed capital contributions in order to pay the purchase price for investments, to fund shortfalls in capital under related financing agreements, or to fund indemnification or repurchase obligations related to securitization. A failure by one of the members to make such capital contributions for amounts required could result in events of default under the terms of the investment or the related financing and a loss of our investment in the joint venture entity and its related investments. For example, in connection with our servicer advance investments, we consolidate an entity that was formed to finance servicing advances and for which we, through our control of an affiliated partnership entity (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, are the primary beneficiary. SA Buyer has agreed to purchase all future arising servicer advances under certain residential mortgage servicing agreements. SA Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our servicer advance financing and a complete loss of our investment in SA Buyer and its servicer advance investments and excess MSRs. Additionally, to the extent that the servicer of the underlying mortgage loans (who is unaffiliated with us except through their co-investment in SA Buyer and the related financing entity) fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected returns and suffer losses.

We also rely on corporate trustees to act on behalf of us and other holders of ABS in enforcing our rights as security holders. Under the terms of most ABS we hold, we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or should they fail to take action, we could experience losses.

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

Various federal and state laws and regulations impact our ability to execute securitization transactions, including the Dodd-Frank Act. Provisions of the Dodd-Frank Act relate to, among other things, the legal and regulatory framework under which ABS, including RMBS and securities backed by business purpose mortgage loans and HEIs, are issued through the execution of securitization transactions. In addition, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation (FDIC) have published regulations relating to the issuance of ABS, including RMBS. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way mortgage loans and HEIs are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For an example, please refer to the risk factor titled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.”

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans or other assets for securitization in a manner that effectively reduces the value of those previously acquired or originated loans or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties from which we acquire loans or HEIs, or because of the aggregate amount of loan-related or HEI-related representations and warranties (or other contingent liabilities) we, or one or more counterparties from which we acquire loans or HEIs, have made or have exposure to. In addition, our ability to continue to securitize residential mortgage loans in the future will depend, in part, on the rating agencies’ assessment of the investment risks that result from the ability-to-repay regulations and the TILA-RESPA Integrated Disclosure Rule (TRID). This includes, for example, how rating agencies assess investment risks associated with non-material errors in loan-related disclosures made to mortgage borrowers and residential mortgage loans that have an interest-only payment feature. These types of loans have historically accounted for a significant amount of the loans we have securitized, but they are not considered “qualified mortgages” under the ability-to-repay regulations. With respect to loans with a debt-to-income ratio greater than 43%, which, following amendments to the "qualified mortgage" definition in 2021, may now be considered “qualified mortgages” under CFPB rules if they meet the amended definition (including an Annual Percentage Rate ("APR") test), rating agencies may decide that such loans pose greater risk to investors. Since these provisions were implemented over the past several years, the rating agencies’ assessment of these risks has generally been consistent with ours, but to the extent their assessments diverge from ours, this could negatively impact our ability to execute securitization transactions. If, as a result of any of the foregoing issues, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results.

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks’ and other regulated financial institutions’ holdings of ABS, could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that originate, acquire, and hold residential and business purpose mortgage loans, multifamily real estate loans, HEIs and other types of assets and execute securitization transactions.

Our ability to profitably execute or participate in future securitization transactions, including, in particular, securitizations of residential and business purpose mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for (or cost of originating) the mortgage loans or HEIs that we securitize, which, in the case of residential mortgage loans, for example, is impacted by the level of competition in the marketplace for acquiring mortgage loans and the relative desirability to originators of retaining mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans or HEIs prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans or HEIs for which third parties are willing to provide short-term financing.

After we acquire or originate mortgage loans or HEIs that we intend to securitize, we can also suffer losses if the value of those loans or HEIs declines prior to securitization. Declines in the value of a mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the asset-backed securities issued in our securitization transactions, including the percentage of asset-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, the geographic distribution of the loans or HEIs to be securitized, and the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.

The price that investors in asset-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential or business purpose mortgage loans, HEIs, or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Our past and future loan origination and securitization activities or other past and future business or operating activities or practices could expose us to litigation, which may adversely affect our business and financial results.

Through certain of our wholly-owned subsidiaries we have in the past engaged in or participated in loan origination and securitization transactions relating to residential mortgage loans, business purpose mortgage loans, multifamily mortgage loans, commercial real estate loans, HEIs, and other types of assets. In the future we expect to continue to engage in or participate in loan origination and securitization transactions, including, in particular, securitization transactions relating to residential and business purpose mortgage loans and HEIs, and may also engage in other types of securitization transactions or similar transactions. Sequoia securitization entities we sponsor issued ABS under our SEMT® label, backed by residential mortgage loans held by these Sequoia entities. Similarly, CoreVest securitization entities (or “CAFL entities”) we sponsor issued ABS under our CAFL® label, backed by business purpose mortgage loans held by these CAFL entities. In Acacia securitization transactions we participated in, Acacia securitization entities issued ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, changes in interest rates, and other factors, the aggregate cash flows from the loans held by the Sequoia and CAFL entities and the securities and other assets held by the Acacia entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. While we are not directly liable for any of the ABS issued by these entities, third parties who hold the ABS issued by these entities may nevertheless try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions. Additionally, holders of ABS issued by CAFL entities prior to our acquisition of CoreVest may make claims against us for losses arising from activities that occurred prior to our acquisition.

For example, as discussed in Note 17 to the Financial Statements within this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in the Superior Court for the State of Washington against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint related in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleged that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Washington state law. We have also been named in other similar lawsuits and may again be named in such lawsuits in the future. A further discussion of these lawsuits is set forth in Note 17 to the Financial Statements within this Annual Report on Form 10-K. For another example, refer to the risk factor below, titled “Litigation of the type initiated during 2017 against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.”

Transacting in and/or funding HEIs exposes us to new and different risks than our residential mortgage banking activities, including potential uncertainty with respect to licensing or regulatory matters, enforcement, litigation and claims. To the extent HEIs or HEI-related assets are broadly subjected to new or modified form(s) of regulation, regulatory enforcement, litigation or claims, or are recharacterized as loans—whether such regulation or claims are initiated by federal, state or local governmental, quasi-governmental or consumer rights organizations, by homeowners themselves, or otherwise—we may be unable to continue our HEI transaction volume at current levels (or at all), we may be unable to realize expectations as to revenue or profit from HEI activities or to enforce our rights under HEIs we own, or we could be subjected to civil penalties, fines or damages, any of which might be significant. Any such changes, events, or penalties could materially harm the value of our portfolio of HEIs and HEI-related assets, as well as our business, cash flows, financial condition and results of operations.

In addition, other aspects of our business operations or practices could also expose us to litigation. In the ordinary course of our business we enter into agreements relating to, among other things, loans we originate and acquire, investments we make, assets and loans we sell, financing transactions, venture capital investments, third parties we retain to provide us with goods and services, and our leased office space. We also regularly enter into confidentiality agreements with third parties under which we receive confidential information. If we breach any of these agreements, we could be subject to claims for damages and related litigation. For example, when we sell whole loans in the secondary market, we are required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify investors in the event we breach a representation or warranty made to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the borrower or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the borrower or correspondent seller. Financing for repurchased loans may be limited or unavailable, and may incur a steep discount to their repurchase price from financing counterparties. They are also typically sold at a significant discount to the loan's unpaid principal balance. Significant repurchase activity could harm our business, cash flow, results of operations and financial condition.

As a result of past or future actions of our business purpose lending platforms, we may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses. A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could also be subject to litigation, including class action litigation, or regulatory enforcement action, including enforcement action initiated by the CFPB, relating to residential mortgage servicer performance failing to adhere to requirements governing forbearance and foreclosure as a result of the pandemic or other servicer misconduct. As discussed above under the Risk Factor heading, “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEIs. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks”, the Student Loan ABS Litigation may introduce additional theories of securitization entity liability resulting from third-party servicer misconduct. Additionally, federal regulators under the Biden presidential administration have signaled a renewed focus on fair lending and fair servicing guidelines and practices to identify potential discriminatory loss mitigation and foreclosure practices and hold residential mortgage servicers accountable. We cannot assure investors that such claims will not arise through litigation or regulatory action or that we will not be subject to significant liability if a claim of this type did arise. Additionally, we could be subject to such claims relating to activities that occurred at 5 Arches, CoreVest, and Riverbend prior to, or following, our acquisitions of those platforms.

We are also subject to various other laws and regulations relating to our business and operations, including, without limitation, privacy laws and regulations and labor and employment laws and regulations, and if we fail to comply with these laws and regulations we could also be subjected to claims for damages, litigation, and regulatory enforcement actions and penalties. In particular, if we fail to maintain the confidentiality of consumers’ personal or financial information we obtain in the course of our business (such as social security numbers), we could be exposed to losses. A further discussion of some of these risks is set forth in the risk factor titled “Maintaining cybersecurity and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or a violation of data privacy laws could result in serious harm to our reputation and have a material adverse impact on our business and financial results.”

Defending a lawsuit (whether merited or meritless) can consume significant resources and may divert management’s attention from our operations. We may be required to establish or increase reserves for potential losses from litigation, which could be material. To the extent we are unsuccessful in our defense of any lawsuit, we could suffer losses which could be in excess of any reserves established relating to that lawsuit, and these losses could be material.

Litigation of the type initiated during 2017 against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.

Litigation against RMBS trustees has related to, among other things, claims by certain investors in the RMBS issued in those transactions that the trustees of those transactions breached their obligations to investors by, among other things, not appropriately investigating and pursuing remedies against the originators and servicers of the underlying mortgage loans. We are not a party to any RMBS trustee litigation; however, RMBS trustee litigation has, in the past, negatively impacted the value of certain residential mortgage-backed securities issued prior to the Great Financial Crisis (“legacy RMBS”) that were held in our investment portfolio. The value of other legacy RMBS we continue to hold or acquire could be impacted in the future. In particular, trustees of various legacy RMBS transactions that have been the subject of RMBS trustee litigation have withheld funds from investors in the RMBS issued in those transactions by asserting that, pursuant to their indemnification rights against the securitization trusts established under the applicable transaction documents, they are entitled to apply those funds to offset litigation expenses. Further, certain trustees have asserted that their indemnification rights entitle them to withhold large lump sum amounts to hold and apply to anticipated future litigation expenses. Similar holdbacks by trustees of legacy RMBS transactions could result in losses to the value of our portfolio of securities in the future, which losses could be material.

Our acquisitions of 5 Arches, CoreVest, and Riverbend, or future acquisition targets, could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

Since 2019, we have completed the acquisitions of three business purpose real estate loan origination platforms, 5 Arches, CoreVest, and Riverbend, all of which we have combined into one platform to originate business purpose loans. In the future, we may engage in additional business acquisition activity. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms and HEI origination platforms. If we experience challenges related to business acquisitions that we do not anticipate or cannot mitigate, the returns we expected with respect to these investments may not be generated. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments.

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

Directly originating mortgage loans could also expose us to increased risks compared to our historical mortgage banking activities, including increased regulation by federal and state authorities, additional and different types of litigation, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions or the business of originating mortgage loans. Moreover, in the future, we may originate other housing related investments, including HEIs, which could expose us to similar risks as those described above with respect to originating mortgage loans. Additionally, CoreVest engages in and sponsors securitization transactions under the CAFL® label relating to SFR mortgage loans and, more recently, BPL bridge loans, and in connection with the acquisition of CoreVest, we acquired, and we expect to continue to retain, mortgage-backed securities issued in CAFL® securitization transactions. These securitization transactions and investments expose us to potentially material risks, in the same manner as described in the risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.”

Additionally, in connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, a portion of the purchase price of each acquisition was allocated to goodwill and intangible assets. In any future acquisition transaction, a portion of the purchase price may also be allocated to goodwill and intangible assets. The amount of the purchase price which is allocated to goodwill and intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Accounting standards require that we test goodwill and intangible assets for impairment at least annually (or more frequently if impairment indicators arise). As a result of the pandemic and its impact on our business, following an impairment assessment, we recorded a non-cash goodwill impairment expense and wrote down the entire $89 million remaining value of our goodwill asset associated with our acquisitions of 5 Arches and CoreVest in the first quarter of 2020. In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment at March 31, 2020 and determined they were not impaired. As of December 31, 2022, $23 million of goodwill and $41 million of intangible assets were recorded on our consolidated balance sheets. If, in the future, we determine that goodwill or intangible assets are impaired, we will be required to write down the value of these assets, as we did with our goodwill asset in 2020, up to the entire balance. Any write-down would have a negative effect on our consolidated financial statements.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, to fund acquisitions of mortgage loans and HEIs, to fund originations of business purpose loans (including to fund construction-related draws on bridge loans), to fund investment partnerships to which we have committed capital, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, to fund general and administrative expenses, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post in response to margin calls relating to various derivative instruments we hold as the values of these derivatives change. We may also need cash to fund the repayment of outstanding convertible notes and exchangeable securities that mature in 2023, 2024, 2025 and 2027.

Our sources of cash flow include the principal and interest payments on the loans and securities we own, asset sales, securitizations, short-term borrowings, issuing long-term debt, and issuing stock. Our sources of cash may not be sufficient to satisfy our cash needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates. For example, for some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment.

Additionally, the effects of the pandemic have, at times, adversely impacted and could again adversely impact our ability to access debt and equity capital on attractive terms, or at all. Any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability and mortgage loan borrowers’ ability to make regular payments of principal and interest (e.g., due to unemployment, underemployment, or reduced income or revenues, including as a result of tenants' inability to make rental payments) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities. Any of the foregoing circumstances could increase margin calls under our borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under our borrowing facilities or have a material adverse effect on the value of investment assets we hold or our business, financial condition, results of operations and cash flows.

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

Initiating new business activities or significantly expanding or reorganizing existing business activities, including through acquisitions, corporate structure changes or the forming of new business units or joint ventures, are ways to grow our business, implement our long-term strategy, and respond to changing circumstances in our industry; however, these activities may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative or reorganization may not be sufficient to offset the initial and ongoing costs of that initiative or reorganization, which would result in a loss with respect to that initiative or reorganization.

For example, in recent years, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of business purpose loans secured by non-owner occupied rental properties and BPL bridge loans, completing the acquisitions of three business purpose real estate loan origination platforms, reorganizing those three acquired origination platforms into a single platform, incorporating blockchain technology into securitization transactions we sponsor, including for reporting purposes and, potentially, the issuance of “tokenized” digital securities and the issuance of asset-backed securities to decentralized autonomous organizations, and optimizing the size and target returns of our investment portfolio. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEIs and securities collateralized by HEIs, excess MSR and servicer advance investments collateralized by residential and multifamily loans, a whole loan investment fund created to acquire light-renovation multifamily loans, and a multifamily investment fund to acquire workforce housing properties. Additionally, we have made, and continue to make, early-stage venture capital investments through our RWT Horizons® investment platform. In addition, we may pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEIs or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives. Further discussion of these business changes is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders and investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could fail to improve our business and results of operations.”

In connection with initiating new business activities or expanding or reorganizing existing business activities, to support growth or for other business reasons, we may create new subsidiaries or alter or reorganize our corporate structure. Frequently, these subsidiaries would be wholly-owned, directly or indirectly, by Redwood, but we may also create or participate in partnerships and joint ventures with third-party co-investors and in those cases, the entities may be partially-owned by Redwood. The creation of those subsidiaries or the implementation of any partnership, joint venture or reorganization may increase our administrative costs and expose us to other legal and reporting obligations, including, for example, because new subsidiaries may be incorporated in states other than Maryland or may be established in a foreign jurisdiction, or new or restructured business activities may be subject to additional regulation. Any new corporate subsidiary we create may (i) elect, together with us, to be treated as a taxable REIT subsidiary, (ii) elect to be treated as a REIT or (iii) if it is wholly owned by us, otherwise be treated as a qualified REIT subsidiary. Taxable REIT subsidiaries are wholly-owned or partially-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. A taxable REIT subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income and any dividends paid to the parent are generally recognized as income at the parent level. With respect to subsidiaries formed as partnerships or joint ventures with third-party co-investors, we may be a passive partner or investor, or otherwise unable to exert operational control over these subsidiaries, which may expose us to risks associated with the conduct of those in control, including total loss of our investment.

We regularly evaluate our corporate structure in light of our business activities, opportunities and strategic growth plans. For example, growth and expansion of our mortgage banking platforms may reach a scale that requires our current corporate structure to be altered or reorganized to further support our strategic and business plans. Such alteration or reorganization in our corporate structure may require one or more of our subsidiaries to elect to be taxed as a REIT or as a taxable REIT subsidiary, or to be treated or cease to be treated as a qualified REIT subsidiary. As part of these regular evaluations, we generally compare maintaining our current corporate structure and tax elections to a range of alternatives including creating new subsidiaries, altering our tax elections, participating in partnerships or joint ventures, and various structural changes that would involve the separation of one of more of our business units or segments. Any such alteration or reorganization of our corporate structure or our tax elections could be complex, time consuming, and involve significant initial transaction costs. Additionally, any such alteration or reorganization could expose us to new risks or potential liabilities for failure to meet regulatory or tax-related requirements, including the maintenance of our REIT status. If we were to determine to pursue an alteration or reorganization of our corporate structure, it is not certain that we would be successful in completing it, or if we did, that we would be able to manage any associated new risks, complexities or compliance requirements. Moreover, the evaluation, analysis and strategic planning that originally supported any such alteration or reorganization could fail to result in the expected benefits, including because of changed circumstances or unanticipated risks, or not be sufficient to offset the initial and ongoing costs of pursuing it. Our business and the markets in which we operate are constantly evolving and our efforts to initiate new business activities or significantly expand or reorganize existing business activities, including through acquisitions, structural changes, or the formation or expansion of business units, as ways to grow our business, implement our long-term strategy, and respond to changing circumstances may not be successful and may expose us to new risks and regulatory compliance requirements.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including our executive officers and other business leaders that are part of our management team. To the extent personnel we attempt to hire, or have already hired, are concerned about our recent workforce reductions, or that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire or retain the personnel we need to operate our business. Furthermore, as unemployment rates have decreased and/or stabilized at normal or below-normal levels, the market for attracting and retaining human resources has become increasingly competitive and costly. We cannot assure you that we will be able to attract and retain key personnel in line with historical cost levels, or at all.

Additionally, the effects of the pandemic have, at times, adversely impacted, and may, in the future, adversely impact our financial condition and results of operations due to interrupted service and availability of personnel, and an inability to recruit, attract and retain skilled personnel. To the extent our management teams or personnel are impacted in significant numbers by the pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Moreover, the negative impacts of the pandemic and adverse economic conditions have necessitated reductions in our workforce both recently and in recent years, and additional reductions in our workforce could become necessary if business or economic conditions deteriorate, which could negatively impact our business and results of operations. Additionally, the pandemic (or another, similarly disruptive economic or geopolitical event) could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or is ineffectually implemented or deployed during a disruption.

Because retaining key personnel is central to our future success, we have entered into restrictive covenant agreements with many of our key personnel, which seek to limit their ability to solicit our employees or customers or to compete with us, in each case, for specified periods following any departure from employment with us. These types of restrictive covenants may not be enforceable in certain states or jurisdictions, or may only be enforceable to a limited extent. Recently, the Federal Trade Commission proposed a new rule that would, on a nationwide basis, prohibit employers from imposing non-compete covenants on employees based on a preliminary finding that these types of restrictive covenants constitute an unfair method of competition and therefore violate federal antitrust laws. To the extent these types of non-solicitation and non-competition covenants are not enforceable against employees following any departure from employment with us, our ability to retain key personnel may be diminished and competition for human resources, customers and business may increase, which could adversely affect our financial condition, results of operations and cash flows.

Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, as well as those of certain third parties and affiliates upon which we rely, including computer systems, hardware, related software applications and data centers. The websites and computer/telecommunications networks we rely upon must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology and the technology of our service providers must be able to facilitate loan application and loan acquisition experiences that equal or exceed the experience provided by our competitors. We also regularly undertake software development work, conducted either internally or in consultation and with the assistance of third-party individuals or organizations, to improve our technologies, operational efficiency, and customer or end-user experiences. These projects can be time- and resource-consuming and expensive, may experience significant delays, and ultimately may not result in the enhancements, improvements, or efficiencies we expected or forecasted at the outset. Any significant cost overruns, delays, or failures of critical technology projects could have a material adverse effect on our reputation, business, results of operations, or financial condition.

In addition, we rely on our computer hardware and software systems in order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements. Some of these systems are located at our offices and some are maintained by third-party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results.

We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power outages, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, pandemic or outbreak of epidemic disease, and other similar events, and our business continuity and disaster recovery planning may not be sufficient for all situations. For example, in response to the pandemic in March 2020, we shifted to having most of our team members work remotely, with team members remotely accessing our secure networks through their home networks. Many of our employees, depending on their role and job functions, continue to work remotely on a hybrid basis and some on a full-time basis, and our security protocols for remote work may prove to be inadequate to prevent unauthorized access or disruption to information systems. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Prolonged outages in our or third parties’ systems upon which we rely may not have a suitable backup or workaround. Any such disruption could interrupt or delay our ability to provide services to our loan sellers, loan applicants or other customers, counterparties or constituents, and could also impair the ability of third parties to provide critical services to us.

In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems or data. Improper access could expose us to risks of data loss or the unavailability of key systems, reputational damage, increased regulatory scrutiny and/or fines/penalties, fraud, litigation, and liabilities to third parties, and otherwise disrupt our operations. Further discussion is set forth in the risk factor titled “Maintaining cybersecurity and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or a violation of data privacy laws could result in serious harm to our reputation and have a material adverse impact on our business and financial results.”

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

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no assurance that our disclosure controls and procedures or internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses or significant deficiencies, in internal controls over financial reporting which have occurred or which may occur in the future could result in misstatements of our financial results or other reportable metrics (for example, disclosure of ESG-related metrics), restatements of our financial statements, a decline in our stock price, or an otherwise material and adverse effect on our business, reputation, financial results, or liquidity and could cause investors and creditors to lose confidence in our reported financial results.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest-rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities, such as mortgage operations risk, legal and compliance risk, human resources-related risk, climate-related risk, data privacy, cybersecurity and technology-related risk, and financial reporting risk. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified for mitigation, or to identify additional risks to which we may become subject in the future. Expansion of our business activities, including through acquisitions, generally also results in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases. Further discussion is set forth in the risk factor titled “Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.”

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

Our employees, contractors we use, and other third parties with whom we have relationships may make inadvertent errors, or fall prey to social engineering attacks or other fraud schemes, that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others, or mistakes related to settling payment or funding obligations, including with respect to wire transfers. Although we have policies and procedures in place that seek to mitigate these risks, including risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred financial losses related to such activity. Errors in the implementation of information technology systems, compliance systems and procedures, or other operational systems and procedures could also interrupt our business or subject us to financial losses, claims, or enforcement actions. Errors could also result in the inadvertent disclosure of mortgage-borrower or consumer non-public personal information. Inadvertent errors expose us to the risk of material losses. The risk of errors may be greater for business activities that are new for us or have non-standardized terms, for areas of our business that we have rapidly expanded or are in the process of expanding, or for areas of our business that rely on new employees or on third parties with whom we have only recently established relationships. Further discussion is set forth in the risk factors titled “Maintaining cybersecurity and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or a violation of data privacy laws could result in serious harm to our reputation and have a material adverse impact on our business and financial results” and “Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.”

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in governance, inability to achieve environmental-, social-, or governance- (“ESG-”) related aspirations or a failure to accurately report associated metrics, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Lawsuits brought against us (or the resolution of lawsuits brought against us), claims of employee misconduct, claims of wrongful termination, adverse publicity, conflicts of interest, ethical issues, or failure to maintain the security of our information technology systems or to protect non-public personal information could also cause significant reputational damage. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, the ability to recruit and retain human resources, and the ability to access liquidity through borrowing facilities.

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

Generally, the cumulative income we report relating to an investment asset will be the same for GAAP and tax purposes, although the timing of this recognition over the life of the asset could be materially different. There are, however, certain permanent differences in the recognition of certain expenses under the respective accounting principles applied for GAAP and tax purposes and these differences could be material. Thus, the amount of GAAP earnings reported in any given period may not be indicative of future dividend distributions to holders of our common stock.

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

The future realization of our deferred tax assets is uncertain, and the amount of valuation allowance we may apply against our deferred tax assets may change materially in future periods.

We currently have significant net deferred tax assets (“DTAs”) primarily resulting from net operating loss (“NOL”) carryforwards, capital loss carryforwards, and tax-deductible goodwill that are available to reduce taxes attributable to potential taxable income in future periods. Total net DTAs, for which a valuation allowance has not been established, were $42 million as of December 31, 2022. Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. To the extent we determine, in accordance with GAAP, that it is not more likely than not that we will be able to realize a deferred tax asset, then we would establish a valuation allowance, which would reduce the value of our DTAs. At December 31, 2022, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. As of December 31, 2022, we continued to believe it was more likely than not that we would realize all of our federal deferred tax assets; therefore, there was no valuation allowance recorded against our net federal DTAs. As we experienced GAAP losses during 2022, we evaluated the realizability of our DTAs and will reassess the need for a valuation allowance, in whole or in part, in connection with subsequent reporting periods. This evaluation will be based on all available evidence, including assumptions concerning future taxable income and capital gains income and our ability to rely on these assumptions considering our earnings in recent periods. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change. If, based on available evidence, we conclude that it is not more likely than not that our DTAs will be realized, then a valuation allowance would be established with corresponding charges to GAAP earnings and book value per share. Such charges could cause a material reduction, up to the full value of our net DTAs (for which a valuation allowance has not previously been established), to our GAAP earnings and book value per share for the quarterly and annual periods in which they are established and could have a material and adverse effect on our business, financial results, or liquidity.

Risks Related to Legislative and Regulatory Matters Affecting our Industry
Changes to the U.S. federal income tax laws could have an adverse impact on the U.S. housing market, mortgage finance markets, and our business.

From time to time, U.S. federal, state, and local governments make substantive changes to income tax laws, rules and regulations impacting the housing market, mortgage finance markets, and/or our business. For example, the Tax Cuts and Jobs Act, which was enacted in 2017, among other things and subject to certain exceptions, reduced for individuals the annual residential mortgage-interest deduction for purchase money mortgage debt, as well as eliminated for individuals the deduction for interest with respect to home equity indebtedness. Changes such as these, or other unknown or unknowable future changes to income tax laws and regulations, could adversely impact home prices, liquidity among mortgage borrowers, borrower delinquencies, market values of mortgages, mortgage-backed securities, HEIs, or other housing or mortgage-related assets, origination volumes or our volume of business activity, and other aspects of the markets within which we operate, all of which could negatively impact our business and financial results.

State and/or local rent control or rent stabilization regulations may reduce the value of single-family rental or multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own. As a result, the value of these types of mortgage loans, securities, and other investments may be negatively impacted, which impacts could be material.

Numerous counties and municipalities, including those in which certain of the properties securing single-family rental and multifamily mortgage loans we own, or those underlying the securities or other investments we own, are located, impose rent control or rent stabilization rules on apartment buildings and other rental housing. These ordinances may limit rent increases to fixed percentages, to percentages of increases in the consumer price index, to increases set or approved by a governmental agency, or to increases determined through mediation or binding arbitration. In some jurisdictions, including, for example, New York City, many apartment buildings are subject to rent stabilization and some units are subject to rent control. These regulations, among other things, may limit the ability of single-family rental and multifamily property owners who have borrowed money (including in the form of mortgage debt) to finance their property or properties to raise rents above specified percentages. Any limitations on a borrower’s ability to raise property rents may impair such borrower’s ability to repair or renovate the mortgaged property, repay its mortgage loan or, in the case of a fixed cap on increases, keep pace with a rise in inflation.

Some states, counties and municipalities have imposed or may impose in the future stricter rent control regulations. For example, in 2019, the New York State Senate passed the Housing Stability and Tenant Protection Act of 2019 (the “HSTP Act”), which, among other things, limits the ability of landlords to increase rents in rent stabilized apartments in New York State at the time of lease renewal and after a vacancy. The HSTP Act also limits potential rent increases for major capital improvements and for individual apartment improvements in such rent stabilized apartments. In addition, the HSTP Act permits certain qualified localities in the State of New York to implement the rent stabilization system. In addition, the California State Assembly passed Assembly Bill 1482 (“AB 1482”), which, among other things, will prevent landlords in California from increasing the gross rental rate by more than 5% plus the percentage change in the cost of living in any 12-month period and require landlords to have “just cause” when evicting a tenant that has continuously and lawfully occupied a residential property for 12 months. Such “just cause” may include, among other things, the failure to pay rent, causing damage or destruction to the property, and assigning or subletting the premises in violation of the tenant’s lease. In addition, the Oregon State House passed Senate Bill 608 (“SB 608”), which, among other things, will limit rent increases to 7% each year, in addition to inflation, and would, in most cases, require landlords to provide notice and give a reason for evicting tenants. The HSTP Act, AB 1482 or SB 608, or similar legislative or regulatory actions, may reduce the value of the single-family rental and multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own, that are located in the States of New York, California, Oregon, or elsewhere, that are subject to the applicable rent control regulations. The value of SFR and multifamily mortgage loans, securities, and other investments we own may be negatively impacted by rent control or rent stabilization laws, regulations, or ordinances, which impacts may be material.

We may not be able to obtain or maintain the governmental licenses or registrations required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business, including, for example, our business of acquiring residential mortgage loans and servicing rights and originating business purpose real estate loans. We are approved to service residential mortgage loans sold to Freddie Mac and Fannie Mae and failure to maintain our status as an approved servicer could harm our business.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential and business purpose mortgage loans in the secondary market, and the origination of business purpose loans, as well as the securitization of these assets, may, in some circumstances, either now or in the future, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans and certain business purpose mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. In addition, our HEI transaction and funding activity may, in some circumstances, either now or in the future, require us to obtain or maintain various state licenses. In addition, initiatives we may pursue to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEIs or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – may require us to register as an investment advisor with federal or state regulatory authorities. As a result, we could be delayed in conducting certain business if we were first required to obtain a federal or state license or registration. We cannot assure you that we will be able to obtain or maintain all of the licenses we need or that we would not experience significant delays in obtaining or maintaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring or originating mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

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

As another example, rules under the Home Mortgage Disclosure Act (HMDA) that took effect in January 2018 impose expanded data collection requirements and additional reporting obligations on mortgage lenders and purchasers of residential mortgage loans. The expanded data collection requirements may result in a higher frequency of data errors, which in turn could be perceived by regulators as an indication of inadequate controls and poor compliance processes, and could lead to monetary civil penalties. Additionally, the availability of increased amounts of data may increase regulatory scrutiny of our mortgage loan purchasing patterns or our data security practices. In addition, the Equal Credit Opportunity Act, and other Federal and state laws and regulations that apply to certain of our investment and business activities, include consumer protections relating to discrimination, abusive and deceptive practices, and other consumer-related matters. To the extent these laws and regulations apply to us, our failure to comply with them, even if not intentional, could give rise to liabilities, fines, and remediation requirements, which could be material. Failure to comply with these laws and regulations could also result from our, or an advisor’s, incorrect conclusion that certain aspects of our investment and business activities are not subject to certain laws or regulations.

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

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s “TRID”, “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. In particular, the CFPB's "qualified mortgage" regulations were in a transition phase that began on March 1, 2021 and ended on October 1, 2022, during which both the current regulations and updated "qualified mortgage" regulations were in effect, which may result in interpretive and implementation questions and challenges. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. The CFPB may revisit whether additional updates should be made to regulations, and any such updates could negatively impact our residential mortgage banking business.

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

In the course of our business, we may take title to real estate or otherwise become direct or indirect owners of real estate, including in the event of foreclosure on mortgage loans, in exercising rights and remedies available to us under HEIs we own, and through our participation in an investment fund to acquire workforce housing properties. If we do take title, and when we are a direct or indirect owner, we could be subject to environmental liabilities with respect to the property, including liability to a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs. In addition, we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business and financial results could be materially and adversely affected.

Risks Related to Redwood's Capital, REIT and Legal/Organizational Structure
We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.

Failure to qualify as a REIT could adversely affect our net income and dividend distributions and could adversely affect the value of our stock.

We have elected to be taxed as a REIT for federal income tax purposes for all tax years since 1994. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, we cannot assure you that the Internal Revenue Service (the “IRS”) or a court would agree with our conclusion that we have qualified as a REIT historically, or that changes to our investments or business or the law will not cause us to fail to qualify as a REIT in the future. Furthermore, in an environment where assets may quickly change in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income, and we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In such a case, we may need to borrow money or sell assets in order to pay the taxes due, even if the market conditions are not favorable for such sales or borrowings. In addition, unless we are entitled to relief under applicable statutory provisions, we would not be permitted to elect to be taxed as a REIT for four years thereafter. Failure to qualify as a REIT could adversely affect our dividend distributions and could adversely affect the value of our stock.

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

In addition, our stated goal has been to not generate excess inclusion income at Redwood Trust, Inc. and certain of its subsidiaries that would be taxable as unrelated business taxable income (“UBTI”) to our tax-exempt shareholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or has resulted in, and may continue to result in, our having to pursue certain transactions through a taxable REIT subsidiary, which would reduce the net returns on these transactions by the associated tax liabilities payable by such subsidiary. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our common and preferred shareholders.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and per-share trading price of our stock.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year (excluding any net capital gains), and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. To maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. For example, we may be required to accrue interest and discount income on mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our preferred stock or common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our stock.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Although dividends paid by REITs to such stockholders are generally not eligible for that rate (subject to limited exceptions), such stockholders may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of shares of REITs, including the shares of our common stock and preferred stock.

The failure of mezzanine loans or mortgage loans, MBS, or HEIs subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

When we enter into short-term financing arrangements in the form of repurchase agreements, we will sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets (including, for example, mortgage loans, MBS, or HEIs). We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

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

Changes in tax rules could adversely affect REITs and could adversely affect the value of our stock.

The rules addressing federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Any future changes in the regulations or tax laws applicable to REITs or to mortgage-related financial products could negatively impact our operations or reduce any competitive advantages we may have relative to non-REIT entities, either of which could reduce the value of our stock.

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

Our tax payments and dividend distributions, which are intended to meet the REIT distribution requirements, are based in large part on our estimate of taxable income, which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions, and this could have an adverse effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based on our estimates of taxable income and should our estimates prove to be wrong, we could have to make an adjustment to our tax provisions and this adjustment could be material. To the extent we hold deferred tax assets, changes in the outlook on our ability to fully realize such deferred tax assets may necessitate the recording of a valuation allowance against them with corresponding charges to GAAP earnings and book value per share, and such charges could be material. Further discussion is set forth in the risk factor titled “The future realization of our deferred tax assets is uncertain, and the amount of valuation allowance we may apply against our deferred tax assets may change materially in future periods .”

Our decisions about raising, managing, and distributing our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing (through public or private offerings) other types of securities, such as preferred stock (for example, the issuance of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) we completed in January 2023). As of December 31, 2022, we had approximately 281.5 million unissued shares of common stock authorized for issuance under our charter (although approximately 87 million of these shares were reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, ATM offering program, outstanding convertible notes and exchangeable notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we need capital or see opportunities to invest capital. Many of the same factors that could make the pricing for investments in real estate loans, securities, and other housing and mortgage-related assets attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital on terms that are favorable to us, if at all. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, our growth may be limited, we may have to forgo attractive business and investment opportunities, and our general and administrative expenses may increase significantly relative to our capital base. Alternatively, we may need to raise capital on unfavorable terms, which may lead to greater dilution of existing holders of our preferred stock or common stock, higher interest costs, or higher transaction costs.

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

If we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief, we could be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed to be an unregistered investment company.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our shareholders for their shares in Redwood.

In order to maintain our status as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against the risk of losing our status as a REIT due to concentration of ownership among our shareholders and for other reasons, our charter generally prohibits any single shareholder, or any group of affiliated shareholders, from beneficially owning (as defined in the charter) more than 9.8% of the outstanding shares of any class of our stock, unless our Board of Directors waives or modifies this ownership limit. In addition, our articles supplementary for the Series A preferred stock generally prohibits any person from beneficially owning or constructively owning (as such terms are defined in the articles supplementary) shares of the Series A preferred stock in excess of 9.8% of the outstanding shares of the Series A preferred stock, unless our Board of Directors waives or modifies this ownership limit. These limitations may have the effect of precluding an acquisition of control of us by a third party without the consent of our Board of Directors. Our Board of Directors has granted a limited number of waivers to institutional investors to own shares of our common stock in excess of this 9.8% limit, which waivers are subject to certain terms and conditions. Our Board of Directors may amend these existing waivers to permit additional share ownership or may grant waivers to additional shareholders at any time.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (“MGCL”) may have the effect of discouraging a third party from making an acquisition proposal for us and may therefore inhibit a change in control. For example, our charter includes provisions granting our Board of Directors the authority to issue preferred stock from time to time, such as the issuance of Series A preferred stock we completed in January 2023 or future preferred stock transaction(s), and to establish the terms, preferences, and rights of the preferred stock without the approval of our shareholders. Provisions in our charter and the MGCL also restrict our shareholders’ ability to remove directors and fill vacancies on our Board of Directors and restrict unsolicited share acquisitions. These provisions and others may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our shareholders, thereby limiting the opportunity for shareholders to receive a premium for their shares over then-prevailing market prices.

The ability to take action against our directors and officers is limited by our charter and bylaws and provisions of Maryland law and we may (or, in some cases, are obligated to) indemnify our current and former directors and officers against certain losses relating to their service to us.

Our charter limits the liability of our directors and officers to us and to shareholders for pecuniary damages to the fullest extent permitted by Maryland law. In addition, our charter and bylaws can require us to indemnify our officers and directors (and those of our subsidiaries and affiliates) to the maximum extent permitted by Maryland law in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us. In addition, we have entered into, and may in the future enter into, indemnification agreements with our directors and certain of our officers and with the directors and certain of the officers of certain of our subsidiaries and affiliates, which agreements obligate us to indemnify these parties against certain losses relating to their service to us, or to our subsidiaries or affiliates, and the related costs of defense.

Other Risks Related to Ownership of Our Capital Stock
Investing in our stock may involve a high degree of risk. Investors in our stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances.

An investment in our stock may involve a high degree of risk, particularly when compared to other types of investments. Risks related to the economy, the financial markets, our industry, our investing activity, our other business activities, our financial results, the amount of dividends we distribute, the manner in which we conduct our business, and the way we have structured our operations could result in a reduction in, or the elimination of, the value of our stock. The level of risk associated with an investment in our stock may not be suitable for the risk tolerance of many investors. Investors may experience volatile returns and material losses. In addition, the trading volume of our stock (i.e., its liquidity) may be insufficient to allow investors to sell their stock when they want to or at a price they consider reasonable.

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of business and investment activity, our access to debt and equity financing, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including the risk factors described herein. Additionally, our preferred stock has a preference on dividend payment and liquidating distributions that could limit our ability to pay dividends to the holders of our common stock. As a consequence, although we seek to pay regular stock dividends that are sustainable, we may reduce our common stock dividend rate, stop paying dividends to our common stockholders or defer paying dividends to our preferred stockholders, in the future for a variety of reasons. We may not provide public warnings of dividend reductions or deferrals prior to their occurrence. Although we have paid special dividends in the past, we have not paid a special dividend since 2007 and we may not do so in the future. Changes to the amount or form of dividends we distribute may result in a reduction in the value of our stock. In addition, if dividends on any shares of our Series A preferred stock are in arrears for six or more quarterly dividend periods, whether or not consecutive, the number of directors constituting our board of directors will, subject to the maximum number of directors authorized under our bylaws then in effect, be automatically increased by two and the holders of Series A preferred stock will be entitled to vote for the election of those two additional directors at a special meeting, and at each subsequent annual meeting until all dividends accumulated on the Series A preferred stock for all past dividend periods and the then-current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our stock.

Based on filings of Schedules 13D and 13G with the SEC, we believe that as of December 31, 2022, two institutional shareholders each owned 5% or more of our outstanding common stock (and we believe these shareholders combined owned approximately 29% of our outstanding common stock) and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 75% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our preferred stock or common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors in common stock could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our stock or, to the extent our stock is included in an industry or other broad-based market index and ceases to be so included, it could have an adverse effect on the market price of our stock.

Although, under our charter, shareholders are generally precluded from beneficially owning (as defined in the charter) more than 9.8% of any class of our outstanding stock, and under our articles supplementary for the Series A preferred stock, shareholders are generally precluded from beneficially owning or constructively owning (as such terms are defined in the articles supplementary) more than 9.8% of our outstanding Series A preferred stock, our Board of Directors may amend existing ownership limitation waivers or grant waivers to other shareholders in the future, in each case in a manner which may allow for increases in the concentration of the ownership of our stock held by one or more shareholders.

Future sales of our common stock, preferred stock or other securities, by us or by our officers and directors, may have adverse consequences for investors.

We may issue additional shares of preferred stock, common stock, or securities convertible into, or exchangeable for, shares of common stock, in public offerings or private placements (including, for example, as consideration in an acquisition transaction), and holders of our outstanding convertible notes or exchangeable securities may convert those securities into shares of common stock. In addition, we may issue additional shares of common stock to participants in our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our employee stock purchase plan, our incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in future share issuances, which may dilute existing shareholders’ interests in us. In addition, if market participants buy shares of preferred stock or common stock, or securities convertible into, or exchangeable for, shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our preferred stock or common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our stock.

At December 31, 2022, our directors and executive officers beneficially owned, in the aggregate, approximately 2% of our common stock. Sales of shares of our stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our stock.

The conversion rights of our preferred stock may be detrimental to holders of our common stock.

We currently have 2,800,000 shares of Series A preferred stock outstanding, which may be converted into common stock upon the occurrence of limited specified change in control transactions. The conversion of the Series A preferred stock into common stock would dilute stockholder ownership in us, could adversely affect the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities.

Dividend distributions on our stock may not be declared or paid or dividends on our common stock may decrease over time. Dividends on our common stock may be paid in shares of common stock, in cash, or a combination of shares of common stock and cash. Changes in the amount and timing of dividend distributions we pay or in the tax characterization of dividend distributions we pay may adversely affect the market price of our stock or may result in holders of our stock being taxed on dividend distributions at a higher rate than initially expected.

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our REIT taxable income as calculated pursuant to the Internal Revenue Code. We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income. Additionally, our Series A preferred stock has a preference on dividend payments and liquidating distributions that could limit our ability to pay dividends to the holders of our common stock.

In the year ended December 31, 2022, we paid approximately $112 million of cash dividends on our common stock, representing cumulative dividends of $0.92 per share. Our first dividend payment to holders of our Series A preferred stock will be due on April 15, 2023 in the amount of approximately $1.7 million (or $0.60417 per share of the Series A preferred stock), and subsequent dividend payments will be due each quarter in the amount of $1.75 million (or $0.6250 per share of the Series A preferred stock) until the first interest rate reset date. Our ability to continue to pay quarterly dividends in the future may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2022. Further, we may consider paying future dividends to common stockholders, if at all, in shares of common stock, in cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends would be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations to common stockholders, which, among other things, could result in dilution to existing common stockholders.

To the extent we determine that future dividends would represent a return of capital to investors or would not be required under applicable REIT tax laws and regulations, rather than the distribution of income, we may determine to discontinue dividend payments on our common stock or Series A preferred stock until such time that dividends would again represent a distribution of income or be required under applicable REIT tax laws and regulations. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our stock, but could also have the effect of reducing the market price of our stock and our ability to raise capital in future securities offerings.

In addition, the rate at which holders of our stock are taxed on dividends we pay and the characterization of our dividend — be it ordinary income, qualified dividends, long-term capital gains, or a return of capital — could have an impact on the market price of our stock. After we announce the expected characterization of dividend distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our stock are taxed on the dividend distributions they have received) could vary from our expectations, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an audit by the IRS, with the result that holders of our stock could incur greater income tax liabilities than expected.

We may pay taxable dividends on our common stock in cash and in shares of common stock, in which case stockholders may sell shares of our stock to pay tax on such dividends, placing downward pressure on the market price of our stock.

We may satisfy the REIT 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, as modified by Revenue Procedure 2021-53, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

If we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

The market price of our stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

•	The market for similar securities issued by other REITs and other competitors of ours.

•	Changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our stock.

•	Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.

•	General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, and credit performance and the markets for the types of assets we hold or invest in.

•	Proposals to significantly change the manner in which financial markets, financial institutions, and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.

•	Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations (whether due to fraud or other factors), terrorist attacks, warfare (including between Russia and Ukraine), natural or man-made disasters, the outbreak of pandemic or epidemic disease, or threatened or actual armed conflicts.

Furthermore, these fluctuations do not always relate directly to the financial performance of the companies whose stock prices may be affected. As a result of these and other factors, investors who own our stock could experience a decrease in the value of their investment, including decreases unrelated to our financial results or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive and administrative office is located in Mill Valley, California and we have additional offices, including at the locations listed below. We do not own any properties and lease the space we utilize for our offices. Additional information on our leases is included in Note 17 to the Financial Statements within this Annual Report on Form 10-K. The following table presents the locations and remaining lease terms of our primary offices.
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2028
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2031
Englewood, CO 80112

4 Park Plaza, Suite 900	2027
Irvine, CA 92614

650 Fifth Avenue, Suite 2120	2025
New York, NY 10019

ITEM 3. LEGAL PROCEEDINGS
For information on our legal proceedings, see Note 17 to the Financial Statements within this Annual Report on Form 10-K under the heading "Loss Contingencies - Litigation, Claims and Demands."

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 17, 2023, our common stock was held by approximately 516 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 53,909. At February 21, 2023, there were 113,588,813 shares of common stock outstanding.
The cash dividends declared on our common stock for each full quarterly period during 2022 and 2021 were as follows:

	Common Dividends Declared
	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2022
Fourth Quarter	12/20/2022	12/28/2022	$0.23	Regular
Third Quarter	9/23/2022	9/30/2022	$0.23	Regular
Second Quarter	6/23/2022	6/30/2022	$0.23	Regular
First Quarter	3/24/2022	3/31/2022	$0.23	Regular
Total			$0.92

Year Ended December 31, 2021
Fourth Quarter	12/17/2021	12/28/2021	$0.23	Regular
Third Quarter	9/23/2021	9/30/2021	$0.21	Regular
Second Quarter	6/23/2021	6/30/2021	$0.18	Regular
First Quarter	3/24/2021	3/31/2021	$0.16	Regular
Total			$0.78
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items, including, for example, GAAP net income, financial condition, REIT taxable income, other non-GAAP measures of profitability and returns, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock; however, holders of shares of our Series A preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. As reported on our Current Report on Form 8-K on January 26, 2023, for dividend distributions made in 2022, we expect our dividends paid in 2022 to be characterized as 58% ordinary income and 42% qualified dividends. None of the dividend distributions made in 2022 are expected to be characterized for federal income tax purposes as a return of capital or long-term capital gain dividends.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This common stock repurchase authorization replaced the $100 million common stock repurchase authorization approved by the Board of Directors in 2018, has no time limit, may be modified, suspended or discontinued at any time, and does not obligate us to acquire any specific number of shares or securities. The Board of Directors also continued its previous authorization for the repurchase of outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash. During the year ended December 31, 2022, we repurchased 7,129,653 shares of our common stock pursuant to this authorization for $56 million. During the year ended December 31, 2021, we did not repurchase any shares of our common stock. At December 31, 2022, $101 million of this current total authorization remained available for repurchases of shares of our common stock.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2022.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Per Share Data)
October 1, 2022 - October 31, 2022	—	(1)	$—	—	$—
November 1, 2022 - November 30, 2022	—		$—	—	$—
December 1, 2022 - December 31, 2022	—		$—	—	$—
Total	—		$—	—	$101,265
(1)Represents fewer than 1,000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares in October 2022 at the then market price of $5.74 per share.
Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the FTSE NAREIT Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2017. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year - Cumulative Total Return Comparison
December 31, 2017 through December 31, 2022

250
200
150
100
50
0
Index Value
2017
2018
2019
2020
2021
2022
RWT
NAREIT
S&P 500

	2017	2018	2019	2020	2021	2022
Redwood Trust, Inc.	100	109	129	74	119	69
FTSE NAREIT Mortgage REIT Index	100	97	118	96	111	82
S&P Composite-500 Index	100	96	126	149	191	157

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

Business Update
The turn of the calendar from 2022 brought sudden changes to the mortgage markets in a manner that was different from downturns in past housing cycles. The Federal Reserve’s efforts to slow inflation during 2022 by rapidly increasing front-end benchmark interest rates resulted in a steep decline in mortgage refinance activity and profoundly affected consumer behavior in the housing market.
In response, we slowed the pace of our mortgage banking activities in the fourth quarter and reviewed our positioning in the market. This included rationalization of the size of our operating platforms and our cost structure in light of persistent market volatility, resulting in an approximately 24% reduction in the size our workforce since July 1, 2022. We also undertook efforts to strengthen our balance sheet, holding $259 million of unrestricted cash at December 21, 2022, and generated additional cash in early 2023 through a preferred stock issuance, as well as through asset sales.
For the fourth quarter 2022 overall, we reported GAAP earnings of $(0.40) per diluted share and book value per share of $9.55. We paid a quarterly dividend of $0.23 per share, consistent with our dividend level throughout 2022. With a challenging year behind us, we worked to quickly build momentum towards our 2023 priorities, taking advantage of more favorable market conditions to start the year to execute on various capital and financing activities.
We completed a preferred stock offering in early January 2023, which was undertaken after consideration of the financing cost relative to unsecured debt alternatives, the prospect of deleveraging our balance sheet with equity capital, and the potential opportunity to access sources of perpetual capital more readily in the future. While the cost of any capital has increased significantly over the past year, reflective of the acute rise in benchmark interest rates, we believe this capital raising transaction is accretive to our common equity based on the returns we currently project could be realized on new investments.
In January 2023, we also sold $213 million of business purpose lending (“BPL”) loans to an institutional partner at accretive terms for both parties. BPL is a type of “non-QM” residential loan program, and liquidity for this segment of the market was significantly impacted in 2022 as it was with respect to our jumbo residential “QM” mortgage banking business. The sale of this pool of loans created forward momentum for our BPL platform as it freed up capital for the business, and is a positive data point for execution which impacts the terms we can offer for new loans in our origination pipeline.
In contrast to some of the headwinds facing the residential mortgage sector, our BPL platform continues to see resilient demand from our borrowers that supported the $2.8 billion of loan origination volume we generated in 2022. The rental market is providing alternatives for households, including multifamily, build-for-rent, and workforce housing segments supported by CoreVest. We remain focused on originating loans secured by assets with strong credit attributes and business plans with experienced sponsorship teams. We continue to review and update our underwriting guidelines in light of with market conditions and trends, most recently reducing loan-to-value (LTV) and loan-to-cost (LTC) limits on our BPL bridge loan products and continuing to originate lower LTV BPL term loans, including Single-Family Rental loans. Historically, more of our production came from BPL term loans, which reversed course in 2022 as sponsors preferred shorter term financing options amidst higher borrowing costs. However, in the fourth quarter of 2022, our loan origination mix between BPL bridge and term loans has once again rebalanced as sponsors begin to accept locking in current long-term rates in lieu of shorter-term floating-rate bridge debt. We believe these factors will support our BPL operations, despite the prospect of a potential recession in 2023.
In January 2023, our Residential platform completed our first Sequoia securitization in more than a year. The completion of our transaction helped reset the securitization market and has positively influenced RMBS issuance by other market participants. Investor demand on our securitization was strong, enabling us to increase bond prices and our GAAP gain on sale. We believe this was one data point supporting better prospects for a rebound in residential mortgage banking activity, but there is more we need to see from the market - namely, the steepening of the yield curve, sustained lower interest rate volatility, and continued strength in securitization execution to begin driving additional volume through our aggregation channel. In the meantime, our total residential loan exposure was reduced by approximately 50% as a result of this securitization, to just over $300 million at the beginning of February, freeing up cash to reinvest across our business platforms. The rapid rise in interest rates caused the cost to own and finance a home to increase notably in 2022. Over-capacity, or the amount of excess loan production capability relative to borrower demand, weighed on the mortgage finance industry in 2022. We observed similar conditions following the Great Financial Crisis when residential lending volumes were low for an extended period as the economy slowly recovered. Today we believe the overall economy is in better health, but the size of the addressable consumer mortgage market, particularly with respect to refinances, is unlikely to regain its recent levels for some time.

In response to these structural factors, we reduced capital allocated to our Residential Mortgage Banking segment by 70% throughout 2022 and expect to maintain a lower allocation to this segment for the foreseeable future. Relationship management with our seller base remains a strategic focus of ours, including ensuring we have mortgage banking programs that meet their needs as market conditions evolve. This includes continued refinement of our expanded prime programs, as well as investor programs that target consumers who own second homes or a single rental property. As borrower demand in these market segments crystallizes, we remain focused on operating efficiency and preserving financial flexibility. This includes ongoing rationalization of our broader cost structure, with a primary focus to lower variable costs that can adjust with loan volumes and performance, while protecting our brand and maintaining optionality to engage more aggressively when market conditions improve. At the same time, as benchmark interest rates have risen, we have seen continued consumer demand for home equity investments ("HEIs") as an alternative for homeowners to access equity in their homes and for home buyers to fund a portion of a home purchase down payment. From a strategic perspective, we continue to focus on the HEI market, the HEI origination platforms we have invested in, and potential additional investment in internal or third-party HEI platforms.
Our investment portfolio remains a primary driver of our book value and GAAP earnings. The fourth quarter mirrored the conditions we saw throughout 2022 with significant spread widening and ongoing bouts of volatility. To date in 2023, interest rate volatility has come off the high levels we saw throughout the fall of 2022 and therefore, market prices for securities have begun to stabilize. The majority of the mark-to-market declines we incurred on our investment portfolio in 2022 were largely driven by technical market factors (interest rate volatility and spread widening) and were largely detached from the fundamentals impacting underlying cash flows, with our portfolio assets continuing to display strong fundamental credit quality and stable delinquencies. With a weighted average year-end carrying value of $0.62 per $1.00 of face value, and a projected forward loss-adjusted economic yield of 15%(1), we estimate our Investment Portfolio had approximately $500 million (or $4.33 per share) of net discount at year-end 2022.
Our ability to earn back this discount to book value over time starts with the underlying fundamentals of our loans. While the direction of home prices and its impact on mortgage credit, combined with the potential for a broader market recession, remain questions for 2023, we believe the composition of our portfolio will help mitigate these potential headwinds. We have many seasoned assets that have experienced significant home price appreciation (HPA), leading to historically low LTV ratios for these assets, supporting their ability to withstand a wider range of scenarios for the economy. Though we expect home prices to decline moderately this year overall, with potentially meaningful variation across geographies, we believe that a more pronounced decline would have to be predicated on the emergence of a larger group of consumers forced to sell their homes. With many homeowners having obtained low mortgage rates underwritten to tight credit standards, continued low inventory of homes, and affordability constraining purchase volume, a high volume of forced selling would likely require additional outside market forces. With many homeowners enjoying substantial equity in their homes, we have an opportunity to leverage our structuring expertise and market access to offer products allowing consumers to access equity in their homes and differentiate our mortgage banking product offerings.
Overall, we remain focused on allocating capital and resources towards market segments that we believe will perform better in this environment and assets we view as undervalued, including Redwood’s corporate debt and equity. As valuations of our stock and convertible debt became volatile in 2022, particularly in the second half of the year, we were active in buying back our securities at attractive prices. We ultimately repurchased a total of approximately $88 million of our own common stock and convertible debt throughout 2022, and, as we progress into 2023, we have remained active in repurchasing our convertible debt with approaching maturities. We intend to use our unrestricted cash position and other sources of available liquidity to address the remainder of our 2023 convertible bond maturity and expect to be opportunistic in repurchasing other series of our outstanding convertible bonds. In addition, our capital strategy continues to include a focus on initiatives to enter into joint ventures or form investment vehicles or funds with third-party investors to purchase loans, HEIs, or other assets originated by our operating platforms or sourced through our mortgage banking and investment activities and, where applicable, to earn fees, incentives or other income in connection with these initiatives.

Footnote to Business Update
_________________________________________________________________________________________________________
(1) The projected forward loss-adjusted economic yield is calculated using December 31, 2022 market values of the assets and associated financing in our investment portfolio and management’s projection of future cash flows from these investments. Projections are based on management’s current market observations, estimates, and assumptions, including our assumptions regarding credit losses, prepayment speeds, market interest rates, and discount rates, all of which are subject to significant uncertainty. Actual results may vary materially.

2022 Financial Overview
This section includes an overview of our 2022 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A. The following table presents selected financial highlights from 2022 and 2021.
Table 1 – Key Financial Results and Metrics

	Years Ended December 31,
(In Thousands, except per Share Data)	2022	2021
Net income (loss)	$(163,520)	$319,613
Earnings (loss) per share (diluted EPS)	$(1.43)	$2.37
Return on equity	(16)%	25%
Book value per share	$9.55	$12.06
Dividends per share	$0.92	$0.78
Economic return on book value (1)	(13)%	30%
(1)    Economic return on book value is based on the period change in GAAP book value per common share plus dividends declared per common share in the period.
We conduct our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking and Investment Portfolio. Following is an overview of key financial and operational results at each of our segments during 2022.
Residential Mortgage Banking
In line with the rapid rise in benchmark interest rates, mortgage rates increased during 2022 to their highest levels since 2008. Given the abrupt move higher in rates, many participants in mortgage finance markets were left trying to sell loan inventory at levels far below prevailing mortgage rates. Ultimately, this dynamic drastically impacted the profitability of distribution efforts in 2022 and distribution activity was down considerably year over year; securitization markets saw limited activity while whole loan sale activity also declined as the year progressed. We distributed $4.5 billion of loans in total in 2022: $0.7 billion of loans through one securitization in January 2022 and $3.8 billion of loans through whole loan sales. This compared to $11.2 billion of loan distribution activity in 2021; $4.2 billion in securitization and $7.0 billion in whole loan sales.
Higher rates also significantly impacted industry volumes overall, which declined 49% year over year (as measured by the Mortgage Banker’s Association). Industry-wide origination volumes for purchase-money mortgages were down an estimated 15% and refinance volumes were down an estimated 74%. As of year-end, less than 1% of residential mortgages had at least a 50 basis-point incentive to refinance, with nearly two-thirds of homeowners currently benefiting from a long-term financing rate of 4% or lower (according to Locus Analytics).
A combination of low industry volumes, significant market volatility across the year and intentional defensive posturing ultimately impacted Redwood’s overall 2022 volumes. As distribution channels were largely closed in the second half of the year, we further pulled back on our lock volumes and focused on managing our pipeline. Ultimately, we locked $4.1 billion of loans in 2022, 88% of which was locked in the first two quarters of 2022. This compares to $16.0 billion of lock volume in 2021.
During the year, our Residential team continued to focus on expanded prime product guidelines to complement our core offerings, including launching a bank statement program with terms and underwriting designed to meet the CFPB’s Qualified Mortgage definition.
Business Purpose Mortgage Banking
During 2022, our Business Purpose Mortgage Banking segment, through activities at our wholly owned subsidiary, CoreVest, continued to grow, scale and gain market share. As affordability remained challenged and housing inventory was low in 2022, there was continued demand for investor rental, or business purpose lending, products. Our BPL team ultimately funded $2.8 billion of loans in 2022, compared to $2.3 billion in 2021. Given higher rates, investors in 2022 favored short-term, floating rate loans over locking into longer fixed-term loans with stronger prepayment protection features. Funded loans were comprised of 39% BPL term loans and 61% BPL bridge loans. This compared to 58% BPL term loans and 42% BPL bridge loans in 2021. In light of this dynamic in late 2022, we launched a new BPL term product with a 3-year maturity, to complement our existing 5, 7, 10 and 30 year products.

As the reality of a higher rate environment became clearer in the fourth quarter, we saw a resurgence of demand for our BPL term product, more in line with the historical balance of BPL term and bridge loan volumes that we have witnessed. In light of evolving market dynamics across the year, we also adjusted our underwriting guidelines, including lowering loan-to-value (“LTV”) and loan-to-cost (“LTC”) limits, increasing stabilized debt yield requirements and further stressing the viability of take-out financing for our sponsors.
The BPL industry faced some of the same challenges as the residential mortgage market in terms of distribution throughout 2022 attributable to spread widening from a significant risk-off sentiment in markets. Despite these challenges, we still distributed $1.3 billion of loans in 2022, compared to $1.5 billion in 2021. This included three securitizations backed by $0.8 billion of loans and $0.5 billion of whole loan sales. Though distribution volumes were down year over year, we made progress in growing our BPL distribution efforts through expanding our whole loan buyer base and issuing a bespoke private securitization to one investor in the third quarter of 2022.
In April 2022, we announced the acquisition of Riverbend Finance, LLC ("Riverbend") a private mortgage lender to investors in transitional residential and multifamily real estate. The acquisition, an all-cash transaction, was completed in July 2022. The addition of Riverbend complemented Redwood’s existing business purpose mortgage banking platform, CoreVest, enhancing CoreVest’s suite of products, geographic and production footprint, and client base. In particular, the Riverbend platform added single asset bridge origination and distribution to CoreVest’s existing product offering.
Investment Portfolio
As of year end 2022, Redwood had $3.7 billion of housing credit investments in our Investment Portfolio, compared to $2.7 billion as of year end 2021 (in each case reflecting our economic interests – see Table 11 that follows for additional details). Of these, 76% were organically created through Redwood’s Residential and Business Purpose Mortgage Banking platforms, while the remaining 24% were purchased from third-parties. This compared to 70% organically created investments and 30% third-party investments as of year end 2021.
We were active deploying capital across the year, with $521 million of capital deployed within our Investment Portfolio in 2022, including approximately 60% into organically created investments and the remainder into third-party investments. Capital deployed into organically created investments was predominantly deployed into BPL bridge loans while capital deployed into third-party assets was predominantly deployed into HEI.
Spread widening and the selloff in interest rates during 2022 ultimately impacted the fair values of our Investment Portfolio. Negative fair value changes primarily reflected unrealized mark-to-market losses, while fundamental credit performance, including delinquencies and LTVs, remained stable across our portfolio. At year end 2022, 90 day+ delinquencies for our SLST investments ranged from 10.9% to 13.3% throughout 2022, 1.2% to 1.8% for our SEMT investments, 2.1% to 2.5% for our CAFL securities and 2.1% to 4.2% for our bridge loans (including those that are securitized). At year end 2022, we estimate that our Investment Portfolio had a net discount to par of $4.33 per share, compared to an estimated $2.22 per share of net discount at December 31, 2021.
RWT Horizons
During 2022, we continued to expand RWT Horizons, our investment initiative focused on early-stage technology companies with business plans focused on innovations that can disrupt the mortgage finance landscape. Through RWT Horizons, we aim to extract value at more points along the mortgage value chain, thereby making us a more meaningful partner to the broad network of market constituents to whom we provide liquidity, and building relationships designed to benefit all parties. Our investments continue to focus on companies that have a direct nexus to our operating platforms and investment portfolio.
The extreme volatility that public technology companies saw permeated its way through valuations and the fundraising environment for late-stage companies, and ultimately earlier stage companies as well. While we had anticipated growing our capital allocated to RWT Horizons up to $50 million in 2022, the market backdrop in the second half of the year caused us to slow our capital deployment into new RWT Horizons investments and re-focus on current yielding investments core to our other business segments. As of year-end 2022, we had over $27 million of capital committed to RWT Horizons, representing 28 investments across 24 portfolio companies. During 2022, we made 13 investments, though these investments were at significantly smaller average investment sizes than we deployed in 2021, and three of these were follow-on investments in existing RWT Horizons portfolio companies. These follow-on investments were made at valuations at or above initial investments. Overall, six RWT Horizons portfolio companies raised incremental growth capital in 2022.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2022, 2021, and 2020. Most tables include "changes" columns that show the amounts by which the year's results are greater or less than the results from the prior year. Unless otherwise specified, references in this section to increases or decreases in 2022 refer to the change in results from 2021 to 2022, and increases or decreases in 2021 refer to the change in results from 2020 to 2021.
Consolidated Results of Operations
The following table presents the components of our net income for the years ended December 31, 2022, 2021, and 2020.
Table 2 – Net Income (Loss)

	Years Ended December 31,			Changes
(In Thousands)	2022	2021	2020	'22/'21	'21/'20
Net Interest Income	$155,454	$148,177	$123,911	$7,277	$24,266
Non-interest Income
Mortgage banking activities, net	(13,659)	235,744	78,472	(249,403)	157,272
Investment fair value changes, net	(175,558)	128,049	(588,438)	(303,607)	716,487
Other income	21,204	12,018	4,188	9,186	7,830
Realized gains, net	5,334	17,993	30,424	(12,659)	(12,431)
Total non-interest income (loss), net	(162,679)	393,804	(475,354)	(556,483)	869,158
General and administrative expenses	(140,908)	(165,218)	(113,498)	24,310	(51,720)
Portfolio management costs	(7,951)	(5,758)	(4,204)	(2,193)	(1,554)
Loan acquisition costs	(11,766)	(16,219)	(8,525)	4,453	(7,694)
Other expenses	(15,590)	(16,695)	(108,785)	1,105	92,090
Net income (loss) before income taxes	(183,440)	338,091	(586,455)	(521,531)	924,546
(Provision for) benefit from income taxes	19,920	(18,478)	4,608	38,398	(23,086)
Net Income (Loss)	(163,520)	319,613	(581,847)	(483,133)	901,460
Other comprehensive loss, net	$(59,941)	$(4,706)	$(45,734)	(55,235)	41,028
Total Comprehensive (Loss) Income	$(223,461)	$314,907	$(627,581)	$(538,368)	$942,488
Net Interest Income
Net interest income from our Investment Portfolio increased in 2022 by $26 million, and generally resulted from higher average asset balances in 2022, as we increased our investments in BPL bridge loans, and carried a higher average balance of securities retained from Sequoia (residential jumbo loans) and CAFL (BPL term loans) securitizations we completed throughout 2021 and into 2022. Additionally, net interest income from bridge loans benefited, as we saw the increase in their coupons outpace increases in financing costs throughout the year, as these are primarily floating rate assets. These increases were partially offset by lower levels of discount accretion on our available-for-sale ("AFS") securities resulting from a significant reduction in prepayments of loans underlying the securitizations in association with a continued rise in interest rates throughout 2022. We recognized $11 million and $23 million of discount accretion on AFS securities in 2022 and 2021, respectively. Further, while net interest income benefited from $16 million of yield maintenance income on CAFL term securities in 2022, the amount received diminished throughout the year as interest rates rose, and we would expect to receive reduced amounts going forward while interest rates remain elevated. Additionally, while most of our fixed-rate investments are financed with fixed-rate debt, rising benchmark interest rates and wider spreads on variable-rate financing lines in 2022 increased our borrowing costs, negatively impacting net interest income in 2022. See the Investment Portfolio sub-section of the "Results of Operations by Segment” section that follows for additional detail on the composition of, and activity within, our investment portfolio.

We also earn net interest income on the inventory we carry in each of our mortgage banking businesses, which decreased overall in 2022 as residential loan acquisition volumes declined throughout the year and we carried a lower average balance of residential loan inventory in 2022 than 2021. This decrease was partially offset by increased net interest income earned on our business purpose loan inventory as we carried a higher average balance of loans in 2022 (see Table 5 that follows for additional detail on changes in net interest income by segment). Additionally, all of our mortgage banking loan inventory is financed with floating-rate debt and net interest income for both of our mortgage banking businesses was negatively impacted by rising benchmark interest rates and higher borrowing spreads in 2022, particularly in the second half of 2022 as our inventory sat longer on our balance sheet.
These increases in net interest income were offset by a $16 million increase in corporate interest expense in 2022 resulting from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable-rate and were impacted by higher benchmark interest rates in 2022.
Continued increases in benchmark interest rates and borrowing spreads could negatively impact our future net interest income in relation to the portion of our fixed-rate assets that are financed with floating-rate debt, as well as in relation to fixed-rate debt that matures in the near-term that is refinanced with new debt at current market rates. Additionally, to the extent we add incremental leverage to our investment portfolio, net interest income could decrease while proceeds from those financings are redeployed into other assets or if additional capital is deployed into HEIs for which we do not report interest income for GAAP purposes.
Net interest income increased in 2021 from 2020, primarily due to a $16 million increase in net interest income earned on loans held in inventory during the year at our residential mortgage banking operations and a $5 million increase in net interest income earned from our investment portfolio. The increase from residential mortgage banking operations primarily resulted from higher loan acquisition volumes and average balances of loans outstanding in 2021 as compared to 2020. The increase from our investment portfolio was primarily attributable to an increase in the average balance of our BPL bridge loans, Sequoia securities and CAFL securities driven by new assets transferred from our mortgage banking operations, as well as higher discount accretion on our available-for-sale securities driven by an increase in expected call activity.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during 2022 was attributable to a decrease of $148 million from our Residential Mortgage Banking operations and a decrease of $101 million from our Business Purpose Mortgage Banking operations. The decrease from Residential Mortgage Banking operations was attributable to lower acquisition volumes as well as decreased margins during 2022, as a sharp increase in mortgage rates during 2022 contributed to an industry-wide decrease in residential mortgage origination activity. Additionally, given market conditions, we focused on risk management and were deliberate in moderating volume, particularly during the second half of 2022. Margins and profitability for Residential Mortgage Banking during 2022 were also negatively impacted by widening credit spreads for securitizations and whole loan sales throughout the year, as well as increased rate volatility, which resulted in higher hedging costs. Our continued reduction in capital allocation to this segment is attributable to the fact that continued interest rate volatility creates further uncertainty for gain on sale economics, and thus margins. Should the Federal Reserve provide more confidence about terminal rates and the trajectory of interest rates, we would expect to see margins stabilize which would likely lead us to more proactively increase acquisition volumes off of current historical lows.
Despite increased volumes during 2022, Business Purpose Mortgage Banking income declined year-over-year, as continued market volatility and extreme credit spread widening in 2022 negatively impacted profitability. We saw the pace of originations decline from the first half of 2022 to the second half, as market conditions impacted margins and our ability to distribute loans deteriorated. We expect to build off the volumes originated in 2022, as we are beginning to see some signs of stability in securitization and whole loan markets, which is supporting an increase in activity from our origination teams.
The increase in income from mortgage banking activities during 2021 was attributable to a $123 million increase from our residential mortgage banking operations and a $34 million increase from our business purpose mortgage banking operations. The increase in income at both of our mortgage banking operations was primarily driven by higher loan production volumes in 2021 as compared to 2020, when volumes and margins were adversely impacted by disruptions following the onset of the pandemic.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair value of our investment portfolio assets that are accounted for under the fair value option and interest rate hedges associated with these investments. During 2022, negative investment fair value changes reflected extreme levels of credit spread widening across many of our longer-duration, fixed-rate investments, partially offset by fair value increases in our IO securities, MSRs, and interest rate hedges, which benefited from rising interest rates. While our HEIs experienced price increases in the first half of 2022 due to home price appreciation, in the second half of 2022, they saw some moderation in prices as the outlook for home price appreciation deteriorated. Negative fair value changes primarily reflected unrealized mark-to-market losses, while fundamental credit performance, including delinquencies and LTVs, remained relatively stable across our portfolio.
During the year ended December 31, 2021, positive investment fair value changes reflected improvements in credit performance and spread tightening across our investment portfolio, particularly in our third-party re-performing loan ("RPL") and retained CAFL Term securities.
Additional detail on our investment fair value changes is included in the “Results of Operations by Segment” section that follows.
Other Income
The increase in other income for the year primarily resulted from $12 million of higher income on our MSR investments, which was primarily due to positive valuation changes resulting from a slowdown in prepayment speeds during 2022 as interest rates rose. Details on the composition of other income is included in Note 21 in Part II, Item 8 of this Annual Report on Form 10-K.
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
Realized Gains, Net
During the year ended December 31, 2022, we realized gains of $5 million, primarily resulting from calls associated with third-party available-for-sale ("AFS") securities during the first quarter of 2022, as well as $2 million of gains on extinguishment of debt that resulted from the repurchase of $32 million of our convertible debt in the fourth quarter of 2022.
In 2021, we realized gains of $18 million, including $16 million of gains resulting from calls of seven seasoned Sequoia securitizations, and $1.5 million of net gains from the sale of $11 million of AFS securities.
General and Administrative Expenses
The decrease in general and administration expenses in 2022 was primarily due to a $46 million decrease in variable compensation expense associated with the decrease in earnings from 2021 to 2022. Additionally, while expenses from long-term incentive awards increased in 2022 from new award grants, the expense for certain awards (PSUs, csDSUs and Cash Performance Awards) decreased approximately $3 million from 2021, due to negative adjustments (decreasing the expense) related to changes in vesting assumptions and decreases in our stock price during the year. Certain of our long-term incentive awards are indexed to our stock price but settleable in cash and, under the liability method of accounting, each quarter we adjust the expense associated with these awards based on the quarter-end stock price. We expect continued variability in this expense line item as our stock price fluctuates.
These decreases in 2022 were partially offset by a $17 million increase in fixed compensation expense in 2022, primarily attributable to the acquisition of Riverbend in the third quarter of 2022, which added $5 million of costs in 2022, as well as from other ordinary course headcount additions in early 2022 and competitive wage increases for existing employees in 2022. Additionally, we incurred $1 million of direct transaction costs in 2022 related to the acquisition of Riverbend. These increases in fixed compensation expense were partially offset by a $2 million benefit from a payroll tax refund related to a prior year that was realized during the second quarter of 2022. Additionally, during the third and fourth quarters of 2022, we initiated various expense management initiatives, including the restructuring of our Business Purpose Mortgage Banking management team, and incurred $7 million of employee severance and related transition expenses. These expense management initiatives continued into the first quarter of 2023, including additional reductions in headcount across our business, which should further reduce our going forward run-rate for fixed compensation expenses into 2023.

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
Details on the composition of General and administrative expenses are included in Note 22 in Part II, Item 8 of this Annual Report on Form 10-K.
Portfolio Management Costs
In 2022, we changed the presentation of our Consolidated Statements of Income (Loss) to include a new line item "Portfolio management costs," for which amounts included in this line item were previously included in the "General and Administrative expenses" and "Loan acquisition costs" line items. All prior period amounts presented in this document were conformed to this presentation for this change. The increases in portfolio management costs in 2022 and 2021 resulted from growth in our investment portfolio during both years. These costs are primarily associated with the management of our BPL bridge loans and also include loan sub-servicing costs.
Loan Acquisition Costs
The decrease in loan acquisition costs in 2022 was primarily driven by a reduction in loan acquisition volumes in our residential mortgage banking operations in 2022 and was partially offset by an increase in costs at our business purpose mortgage banking operations, which experienced higher loan origination volumes in 2022.
The increase in loan acquisition costs for 2021 was primarily due to higher origination volumes throughout 2021 as compared to 2020.
Other Expenses
The decrease in other expenses for 2022 was primarily due to lower expenses associated with the amortization of intangible assets from the 5 Arches and CoreVest acquisitions in 2019, partially offset by increased expenses associated with the amortization of new intangible assets resulting from the acquisition of Riverbend.
The decrease in other expenses for 2021 was primarily related to $89 million of goodwill impairment expense at our Business Purpose Mortgage Banking segment recorded in the first quarter of 2020 that was taken as a result of the onset of the COVID pandemic and economic downturn that ensued.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking operations and MSR investments, as well as certain other investment and hedging activities. The benefit from income taxes in 2022 resulted from GAAP losses at our TRS during the year associated with losses incurred at both our mortgage banking operations. For 2021, the tax provision is reflective of the positive income earned at our taxable subsidiaries and higher state income taxes, partially offset by a $19 million benefit from the release of valuation allowance on deferred tax assets.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Other Comprehensive Loss, net
Other comprehensive loss, net in 2022 was primarily comprised of net unrealized losses on available-for-sale securities. Consistent with the changes in values for our trading securities, as described above under the investment fair value changes, net line item, extreme levels of credit spread widening and slowing prepayment speeds negatively impacted the values of our available-for-sale securities in 2022. Other comprehensive loss, net in 2021 was primarily comprised of the reclassification of net unrealized gains on available-for-sale securities to net income, partially offset by increase in net unrealized gains on available-for-sale securities, which were generally driven by spread tightening on our available-for-sale securities in 2021.
For additional detail on other comprehensive loss, net, see Note 18 in Part II, Item 8 of this Annual Report on Form 10-K.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2022, 2021, and 2020.
Table 3 – Net Interest Income

	Years Ended December 31,
	2022			2021			2020
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$52,897	$1,256,532	4.2%	$49,779	$1,635,663	3.0%	$19,985	$538,580	3.7%
Residential loans - HFI at Redwood (2)	—	—	—%	—	—	—%	21,000	494,097	4.3%
Residential loans - HFI at Legacy Sequoia (2)	5,663	205,909	2.8%	4,709	254,830	1.8%	9,059	316,844	2.9%
Residential loans - HFI at Sequoia (2)	126,120	3,596,640	3.5%	74,025	1,983,936	3.7%	87,093	1,883,855	4.6%
Residential loans - HFI at Freddie Mac SLST (2)	65,822	1,651,215	4.0%	76,288	2,067,313	3.7%	85,609	2,209,182	3.9%
BPL loans - HFS	28,915	492,759	5.9%	14,443	294,634	4.9%	20,415	378,293	5.4%
BPL loans - HFI	118,624	1,552,745	7.6%	54,510	719,907	7.6%	60,252	842,296	7.2%
BPL term loans - HFI at CAFL	214,942	3,049,569	7.0%	201,838	3,404,933	5.9%	136,950	2,544,738	5.4%
Multifamily loans - HFI at Freddie Mac K-Series	18,938	445,062	4.3%	19,266	486,095	4.0%	54,813	1,404,068	3.9%
Trading securities	17,446	142,027	12.3%	22,783	146,328	15.6%	33,940	286,382	11.9%
Available-for-sale securities	20,262	136,898	14.8%	31,921	129,261	24.7%	15,665	140,783	11.1%
Other interest income	38,225	924,629	4.1%	25,364	817,808	3.1%	27,135	775,386	3.5%
Total interest income	707,854	13,453,985	5.3%	574,926	11,940,708	4.8%	571,916	11,814,504	4.8%
Interest Expense
Short-term debt facilities	(69,898)	1,651,503	(4.2)%	(37,714)	1,670,279	(2.3)%	(44,454)	1,188,487	(3.7)%
Short-term debt - servicer advance financing	(9,570)	234,173	(4.1)%	(4,867)	183,335	(2.7)%	(6,441)	201,175	(3.2)%
Promissory notes	(1,040)	15,376	(6.8)%	—	—	—%	—	—	—%
Short-term debt - convertible notes, net	(3,835)	72,787	(5.3)%	—	—	—%	—	—	—%
ABS issued - Legacy Sequoia (2)	(5,207)	204,372	(2.5)%	(3,040)	251,855	(1.2)%	(5,945)	312,351	(1.9)%
ABS issued - Sequoia (2)	(111,060)	3,361,050	(3.3)%	(59,949)	1,755,124	(3.4)%	(73,643)	1,681,490	(4.4)%
ABS issued - Freddie Mac SLST (2)	(52,901)	1,373,679	(3.9)%	(64,633)	1,805,744	(3.6)%	(66,859)	1,897,194	(3.5)%
ABS issued - Freddie Mac K-Series	(17,407)	413,223	(4.2)%	(17,686)	456,353	(3.9)%	(51,521)	1,324,678	(3.9)%
ABS issued - CAFL	(183,644)	3,115,246	(5.9)%	(160,493)	3,173,576	(5.1)%	(101,740)	2,363,624	(4.3)%
Long-term debt facilities	(51,456)	1,140,820	(4.5)%	(40,516)	794,144	(5.1)%	(45,318)	708,611	(6.4)%
Long-term debt - FHLBC	—	—	—%	(2)	279	(0.7)%	(10,411)	589,269	(1.8)%
Long-term debt - corporate	(46,382)	694,991	(6.7)%	(37,849)	651,156	(5.8)%	(41,673)	693,838	(6.0)%
Total interest expense	(552,400)	12,277,220	(4.5)%	(426,749)	10,741,845	(4.0)%	(448,005)	10,960,717	(4.1)%
Net Interest Income	$155,454			$148,177			$123,911
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
Table 4 – Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2022			2021
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$148,177			$123,911
Impact of Changes in Interest Income
Residential loans - HFS	$(11,538)	$14,656	3,118	$40,708	$(10,915)	29,793
Residential loans - HFI at Redwood	—	—	—	(21,001)	—	(21,001)
Residential loans - HFI at Legacy Sequoia	(904)	1,858	954	(1,774)	(2,577)	(4,351)
Residential loans - HFI at Sequoia	60,174	(8,079)	52,095	4,627	(17,695)	(13,068)
Residential loans - HFI at Freddie Mac SLST	(15,355)	4,889	(10,466)	(5,498)	(3,824)	(9,322)
BPL loans - HFS	9,712	4,760	14,472	(4,515)	(1,458)	(5,973)
BPL loans - HFI	36,032	167	36,199	(14,192)	3,086	(11,106)
BPL term loans - HFI at CAFL	(21,065)	34,169	13,104	46,293	18,595	64,888
BPL bridge loans - HFI at CAFL	25,459	2,456	27,915	—	5,364	5,364
Multifamily loans - HFI at Freddie Mac K-Series	(1,626)	1,298	(328)	(35,836)	289	(35,547)
Trading securities	(670)	(4,667)	(5,337)	(16,598)	5,441	(11,157)
Available-for-sale securities	1,886	(13,545)	(11,659)	(1,282)	17,538	16,256
Other interest income	3,313	9,548	12,861	1,485	(3,255)	(1,770)
Net changes in interest income	85,418	47,510	132,928	(7,583)	10,589	3,006
Impact of Changes in Interest Expense
Short-term debt facilities	424	(32,608)	(32,184)	(18,021)	24,764	6,743
Short-term debt - servicer advance financing	(1,350)	(3,353)	(4,703)	571	1,003	1,574
Short-term debt - promissory note	—	(1,040)	(1,040)	—	—	—
Short-term debt - convertible notes, net	—	(3,835)	(3,835)	—	—	—
ABS issued - Legacy Sequoia	573	(2,740)	(2,167)	1,151	1,754	2,905
ABS issued - Sequoia	(54,853)	3,742	(51,111)	(3,225)	16,919	13,694
ABS issued - Freddie Mac SLST	15,465	(3,733)	11,732	3,223	(997)	2,226
ABS issued - Freddie Mac K-Series	1,671	(1,392)	279	33,772	63	33,835
ABS issued - CAFL	2,950	(26,101)	(23,151)	(34,864)	(23,888)	(58,752)
Long-term debt facilities	(17,687)	6,747	(10,940)	(5,470)	10,272	4,802
Long-term debt - FHLBC	2	—	2	10,406	3	10,409
Long-term debt - corporate	(2,548)	(5,985)	(8,533)	2,564	1,260	3,824
Net changes in interest expense	(55,353)	(70,298)	(125,651)	(9,893)	31,153	21,260
Net changes in interest income and expense	30,065	(22,788)	7,277	(17,476)	41,742	24,266
Net Interest Income for the Year Ended			$155,454			$148,177

Net Interest Income by Segment
The following table presents the components of net interest income by segment for the years ended December 31, 2022, 2021, and 2020.
Table 5 – Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2022	2021	2020	'22/'21	'21/'20
Net Interest Income by Segment
Residential Mortgage Banking	$12,467	$21,990	$5,861	$(9,523)	$16,129
Business Purpose Mortgage Banking	10,633	6,824	6,055	3,809	769
Investment Portfolio	181,980	155,538	150,479	26,442	5,059
Corporate/Other	(49,626)	(36,175)	(38,484)	(13,451)	2,309
Net Interest Income	$155,454	$148,177	$123,911	$7,276	$24,266

Results of Operations by Segment
Overview
We report on our business using three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Part I, Item 1, and Note 24 in Part II, Item 8 of this Annual Report on Form 10-K.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the years ended December 31, 2022, 2021, and 2020.
Table 6 – Segment Results Summary

	Years Ended December 31,			Changes
(In Thousands)	2022	2021	2020	'22/'21	'21/'20
Segment Contribution from:
Residential Mortgage Banking	$(21,578)	$82,414	$(8,989)	$(103,992)	$91,403
Business Purpose Mortgage Banking	(44,285)	38,528	(67,726)	(82,813)	106,254
Investment Portfolio	(9,131)	293,230	(438,883)	(302,361)	732,113
Corporate/Other	(88,526)	(94,559)	(66,249)	6,033	(28,310)
Net Income (Loss)	$(163,520)	$319,613	$(581,847)	$(483,133)	$901,460
The sections that follow provide further detail on our three business segments and their results of operations for the year ended December 31, 2022.
Corporate/Other
The $6 million decrease in net expense from Corporate/Other in 2022 was primarily due to a $21 million reduction in general and administrative expenses from lower variable compensation expense associated with a decrease in earnings in 2022 from 2021, as well as $13 million of positive investment fair value changes in 2022 related to certain of our strategic investments and $2 million of gains from extinguishment of debt. One strategic investment was sold in the fourth quarter of 2022, resulting in $2 million of realized fair value changes, and the remainder of the fair value changes were primarily related to unrealized fair value changes resulting from follow-on funding rounds for several investments. These changes were partially offset by an increase in corporate interest expense in 2022 resulting from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates in 2022. Additionally, we recorded a $19 million tax benefit in 2021 related to the reversal of valuation allowance on certain deferred tax assets.
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

Residential Mortgage Banking Segment
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
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the years ended December 31, 2022 and 2021.
Table 7 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Years Ended December 31,
(In Thousands)	2022	2021
Balance at beginning of period	$1,673,236	$176,641
Acquisitions	3,590,055	12,939,263
Sales	(3,781,560)	(8,449,329)
Transfers between segments(1)	(684,491)	(3,035,095)
Principal repayments	(93,917)	(41,458)
Changes in fair value, net	(75,164)	83,214
Balance at End of Period	$628,160	$1,673,236
(1)Represents the fair value of loans transferred from held-for-sale at our Residential Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP.
During the year ended December 31, 2022, our residential mortgage loan conduit locked $4.14 billion of loans, ($2.75 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), including $3.62 billion of Select loans and $526 million of Choice loans, and purchased $3.59 billion of loans. During the year ended December 31, 2022, we distributed $3.81 billion of loans (unpaid principal balance) through whole loan sales and completed one securitization backed by $687 million of loans (unpaid principal balance).
At December 31, 2022, our Residential Mortgage Banking operations had total net jumbo loan exposure of $659 million, with an average gross mortgage rate of 5.1%. This balance included $658 million (principal value) of loans in inventory on our balance sheet and $12 million of loans identified for purchase (locked loans, unadjusted for fallout), net of $9 million of forward loan sale agreements and $3 million of loans paid in full.
Given the evolving market conditions over the past year, we reduced capital allocated to our Residential Mortgage Banking segment by 70% throughout 2022 and expect to maintain a lower allocation to this segment for the foreseeable future. As we look ahead, we expect conditions in the consumer residential sector to remain challenging as industry volumes continue to be affected by elevated mortgage rates, which, along with record home price appreciation in recent years, has pushed housing affordability to new lows.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At December 31, 2022, we had residential warehouse facilities outstanding with seven different counterparties, with $2.55 billion of total capacity and $1.85 billion of available capacity. These included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $1.38 billion of total capacity and marginable facilities with $1.18 billion of total capacity.

The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment for the years ended December 31, 2022, 2021 and 2020.
Table 8 – Residential Mortgage Banking Earnings Summary and Operating Metrics

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Mortgage banking (loss) income	$(8,815)	$149,141	$9,582
Operating expenses	(25,577)	(40,950)	(23,138)
Benefit from (provision for) income taxes	12,814	(25,777)	4,567
Segment Contribution	$(21,578)	$82,414	$(8,989)
Loan purchase commitments entered into (loan locks, adjusted for expected fallout)	$2,751,117	$11,520,508	$4,817,150
Residential mortgage banking income presented in the table above is comprised of net interest income from residential loans held-for-sale in inventory and mortgage banking activities, net from this segment. See Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
In the preceding Consolidated Results of Operations section, we discussed the major factors impacting the change in net interest income and mortgage banking activities in 2022 for this segment. These decreases were partially offset by lower operating expenses, including primarily lower variable compensation expenses associated with lower earnings in 2022 compared to 2021. As part of our expense management initiatives, we reduced headcount in this segment in the fourth quarter of 2022 and have made further headcount reductions in the first quarter of 2023, which along with other reductions in variable expenses, should reduce our going-forward run rate expenses for this segment into 2023.
Activity at this segment is performed within our taxable REIT subsidiary, and the benefit for income taxes in 2022 reflects the losses incurred by this segment during the year.

Business Purpose Mortgage Banking Segment
Net income from this segment is primarily comprised of net interest income earned on loans while they are held in inventory, mortgage banking activities income (comprised of mark-to-market adjustments on loans from the time they are originated or purchased until they are sold, securitized or transferred into our investment portfolio, gains/losses from associated hedges, and other miscellaneous income/expenses), and all direct expenses associated with these activities. Subordinate securities that we retain from our CAFL securitizations (which we consolidate for GAAP purposes) and most BPL bridge loans we originate in this segment are transferred to and held in our Investment Portfolio segment.
On July 1, 2022, we closed the acquisition of Riverbend, a private mortgage lender to investors in transitional residential and multifamily real estate. This acquisition added capacity, product breadth and geographic footprint to our existing bridge loan origination platform. See Note 2 in Part II, Item 8 of this Annual Report on Form 10-K, for additional detail on this acquisition.
The following table provides the business purpose loan origination activity at Redwood during the years ended December 31, 2022 and 2021.
Table 9 – Business Purpose Loans — Funding Activity

	Year Ended December 31, 2022			Year Ended December 31, 2021
(In Thousands)	BPL Term	BPL Bridge (1)	Total	BPL Term	BPL Bridge (1)	Total
Fair value at beginning of period	$358,309	$—	$358,309	$245,394	$—	$245,394
Fundings	1,101,846	1,736,038	2,837,884	1,327,001	960,223	2,287,224
Sales	(415,656)	(77,536)	(493,192)	(201,629)	(2,484)	(204,113)
Transfers between segments (2)	(561,218)	(1,707,084)	(2,268,302)	(1,023,988)	(962,573)	(1,986,561)
Principal repayments	(38,564)	(7,749)	(46,313)	(62,209)	—	(62,209)
Riverbend loans acquired at acquisition	—	59,748	59,748	—	—	—
Changes in fair value, net	(85,926)	1,865	(84,061)	73,740	4,834	78,574
Fair Value at End of Period	$358,791	$5,282	$364,073	$358,309	$—	$358,309
(1)We originate BPL bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income (loss). For BPL bridge loans held at our REIT that are transferred into our CAFL bridge securitizations, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income. Once loans are transferred into a securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our BPL bridge loans held-for-investment, see the Investment Portfolio section that follows.
(2)For BPL term loans, amounts represent transfers of loans from held-for-sale at our Business Purpose Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP. BPL Bridge loan amounts represent the transfer of loans originated or acquired by our Business Purpose Mortgage Banking segment at our TRS and transferred to our Investment Portfolio segment at our REIT as described in the preceding footnote.
During the year ended December 31, 2022, we funded $1.10 billion of BPL term loans, sold $416 million of such loans to third parties and securitized $588 million of loans through two separate transactions, including a private securitization of $274 million of loans with a large global institutional investor. During the year ended December 31, 2022, we funded $1.74 billion of BPL bridge loans, including $60 million of loans assumed through the Riverbend acquisition, sold $78 million of loans to third parties and transferred the remaining loans to our Investment Portfolio segment. During the year ended December 31, 2022, we completed one business purpose loan securitization backed by approximately $250 million of BPL bridge loans that includes a 24-month revolving feature. At December 31, 2022, we had $359 million of BPL term loans and $5 million of BPL bridge loans held-for-sale on our balance sheet.

BPL term loan funding volumes declined through most of 2022 and bridge loan funding volumes increased in 2022, as borrowers preferred to utilize shorter-term fully prepayable BPL bridge loans given the higher rate environment. However, we did see a recovery in term loan volumes from the third to fourth quarters of 2022 driven by renewed demand for longer-term fixed rate financing. Given the changing market conditions, we reduced our capital allocation to Business Purpose Mortgage Banking to $100 million during the third quarter of 2022, down from $150 million at the end of the end of 2021 (excluding capital associated with goodwill and intangibles), and held it there through the end of 2022.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of business purpose loans that we hold for sale. At December 31, 2022, we had business purpose warehouse facilities outstanding with six different counterparties, with $3.24 billion of total capacity (used for both BPL term and BPL bridge loans) and $1.78 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the years ended December 31, 2022, 2021 and 2020.
Table 10 – Business Purpose Mortgage Banking Earnings Summary

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Mortgage banking income	$21,765	$116,463	$83,804
Operating expenses	(79,207)	(69,813)	(147,467)
Benefit from income taxes	13,157	(8,122)	(4,063)
Segment Contribution	$(44,285)	$38,528	$(67,726)
Business purpose mortgage banking income presented in the table above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
The decrease in contribution from our Business Purpose Mortgage Banking segment in 2022 was attributable to lower mortgage banking income and higher operating expenses. In the preceding Consolidated Results of Operations section, we discussed the major factors impacting the change in net interest income and mortgage banking activities for our Business Purpose Mortgage Banking segment in 2022. While we have observed an improvement in market conditions to begin 2023, including increased demand for business purpose loan products and spread tightening, further rate volatility could cause a re-widening of spreads, which would negatively impact our margins and profitability at this business.
General and administrative expenses increased during 2022, as ordinary course headcount additions in the first half of the year and the acquisition of Riverbend increased our fixed cost base at this business. These increases were partially offset by a decrease of $7 million in variable compensation expenses resulting from decreased earnings at the segment in 2022. Additionally, we incurred $7 million of employee severance and transition-related expenses at this segment in the second half of 2022, associated with the previously discussed expense management initiatives. As previously discussed, our expense management initiatives continued into the first quarter of 2023, including additional reductions in headcount at this segment, which should reduce our going-forward run-rate expenses for this segment into 2023.
Activity at this segment is performed within our taxable REIT subsidiary, and the benefit from income taxes in 2022 was due to an overall GAAP loss incurred by this segment in 2022.

Investment Portfolio Segment
Net income from this segment is primarily comprised of net interest income and other income earned on our investments and all direct expenses associated with these activities.
The following table presents details of our Investment Portfolio at December 31, 2022 and December 31, 2021 organized by investments organically created through our mortgage banking segments and acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL Term, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 11 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	December 31, 2022	December 31, 2021
Organic Residential Investments
Residential loans at Redwood (1)	$152,621	$172,047
Residential securities at Redwood	103,089	143,838
Residential securities at consolidated Sequoia entities (2)	219,299	245,417
Other investments (3)	48,972	12,438
Organic Business Purpose Investments
BPL Bridge loans	2,023,529	944,606
BPL term loan securities at consolidated CAFL Term entities (4)	303,897	301,506
Other investments	705	5,935
Third-Party Investments
Residential securities at Redwood	124,567	195,930
Residential securities at consolidated Freddie Mac SLST entities (5)	322,803	444,751
Multifamily securities at Redwood	12,674	32,715
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	31,767	31,657
Servicing investments (7)	90,120	102,540
HEIs (8)	283,897	43,638
Other investments	7,081	10,400
Total Segment Investments	$3,725,021	$2,687,418
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.19 billion of loans and $2.97 billion of ABS issued associated with these investments at December 31, 2022. We consolidated $3.63 billion of loans and $3.38 billion of ABS issued associated with these investments at December 31, 2021.
(3)Organic residential other investments at December 31, 2022 includes net risk share investments of $24 million, representing $30 million of restricted cash and other assets, net of other liabilities of $6 million.
(4)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.94 billion of loans and $2.64 billion of ABS issued associated with these investments at December 31, 2022. We consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2021.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.46 billion of loans and $1.14 billion of ABS issued associated with these investments at December 31, 2022. We consolidated $1.89 billion of loans and $1.45 billion of ABS issued associated with these investments at December 31, 2021.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $425 million of loans and $393 million of ABS issued associated with these investments at December 31, 2022. We consolidated $474 million of loans and $442 million of ABS issued associated with these investments at December 31, 2021.
(7)Represents our economic investment in consolidated Servicing Investment variable interest entities. At December 31, 2022, for GAAP purposes, we consolidated $301 million of servicing investments and $207 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2021, for GAAP purposes, we consolidated $385 million of servicing investments and $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At December 31, 2022, represents HEIs owned at Redwood of $271 million and our retained economic investment in securities issued by the consolidated HEI securitization entity of $13 million. At December 31, 2021, for GAAP purposes, we consolidated $160 million of HEIs and $137 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity.

The growth in our investment portfolio during 2022 was primarily attributable to a net increase in BPL bridge loans, and incremental investments in HEIs through our third-party flow purchase agreements. See the "Investments Detail and Activity" section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the years ended December 31, 2022, 2021 and 2020.
Table 12 – Investment Portfolio Earnings Summary

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Net interest income	$181,980	$155,538	$150,479
Investment fair value changes, net (1)	(191,148)	129,614	(586,204)
Other income, net	18,596	10,021	(1,725)
Realized gains, net	3,174	17,993	5,242
Operating expenses	(15,682)	(16,074)	(10,779)
Benefit from (Provision for) income taxes	(6,051)	(3,862)	4,104
Segment Contribution	$(9,131)	$293,230	$(438,883)
(1)Investment fair value changes is primarily comprised of the change in fair value of our portfolio investments (both realized and unrealized) accounted for under the fair value option (see Table 5.6 in Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of investment fair value changes (the difference in amounts in the table above and Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other)).
The decrease in contribution from this segment during 2022 was primarily attributable to negative investment fair value changes, as discussed in the preceding Consolidated Results of Operations section of this MD&A. We note our consolidated investment fair value changes include positive fair value changes from our strategic investments, which are not included within our investment portfolio segment. These decreases were partially offset by higher net interest income in 2022, as discussed in the Consolidated Results of Operations section of this MD&A, as well as from higher other income in 2022, which was primarily driven by higher income on our MSR investments as previously discussed.
As previously discussed, during 2022, negative investment fair value changes primarily reflected spread widening across our investment portfolio, as credit performance of assets underlying our investments generally improved or remained stable. In addition to our excess MSR investments, we also own interest-only securities within our trading securities, and in consolidated Sequoia, Freddie Mac SLST, and CAFL entities. As a matter of course, these investments experience negative fair value changes each quarter for the reduction in their basis from the receipt of regular cash interest payments. During 2022, this negative fair value change was partially or completely offset by positive valuation changes from rising interest rates and slower current and expected prepayment speeds.
Other income within this segment is primarily comprised of income (loss) from our MSR investments, bridge loan fees, risk share investment income and FHLBC capital stock dividends. Details on the composition of Other income is included in Note 21 in Part II, Item 8 of this Annual Report on Form 10-K.
In 2022, we realized gains of $3 million from calls of AFS securities. For 2021, we realized gains of $18 million, including $16 million of gains resulting from calls of seven seasoned Sequoia securitizations, and $1.5 million of net gains from the sale of $11 million of AFS securities.
The decrease in operating expenses in 2022 at this segment was primarily attributable to lower general and administrative expenses resulting from a decrease in variable compensation expense associated with the decline in financial results in 2022.
We hold certain investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for (benefit from) income taxes changes in relation to the amount of income earned from these assets, and for 2022 and 2021 generally reflects positive income earned in those years.

Investments Detail and Activity
This section presents additional details on our investment assets and their activity during 2022 and 2021.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the years ended December 31, 2022 and 2021.
Table 13 – Real Estate Securities Activity by Collateral Type (1)

Year Ended December 31, 2022	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$21,787	$—	$322,909	$32,715	$377,411
Acquisitions	5,006	—	10,000	—	15,006
Sales	(14,334)	—	(14,541)	(2,854)	(31,729)
Gains on sales and calls, net	—	—	1,914	594	2,508
Effect of principal payments (2)	—	—	(16,281)	(14,321)	(30,602)
Change in fair value, net	16,408	—	(105,067)	(3,460)	(92,119)
Ending Fair Value	$28,867	$—	$198,934	$12,674	$240,475

Year Ended December 31, 2021	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$28,464	$5,663	$260,743	$49,255	$344,125
Acquisitions	8,737	—	60,350	8,930	78,017
Sales	—	(5,724)	(33,863)	—	(39,587)
Gains on sales and calls, net	—	60	17,033	—	17,093
Effect of principal payments (2)	—	(26)	(34,365)	(23,209)	(57,600)
Change in fair value, net	(15,414)	27	53,011	(2,261)	35,363
Ending Fair Value	$21,787	$—	$322,909	$32,715	$377,411
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
At December 31, 2022, our securities consisted of fixed-rate assets (93%), adjustable-rate assets (4%) and hybrid assets that reset within the next year (3%).

The following table sets forth activity in our real estate securities portfolio for the year ended December 31, 2022 organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 14 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

For the Year Ended December 31, 2022	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value (1)	$145,757	$245,417	$301,506	$444,751	$31,657	$231,654	$1,400,742
Acquisitions	—	3,742	37,290	—	—	15,006	56,038
Sales	(3,854)	(612)	—	—	—	(27,875)	(32,341)
Gains on sales and calls, net	284	—	—	—	—	2,224	2,508
Effect of principal payments (2)	(10,839)	(5,198)	—	(44,740)	—	(19,763)	(80,540)
Change in fair value, net	(28,259)	(24,050)	(34,899)	(77,208)	110	(63,860)	(228,166)
Ending Fair Value	$103,089	$219,299	$303,897	$322,803	$31,767	$137,386	$1,118,241
(1)At December 31, 2021, $5 million of securities used as hedges for our residential mortgage banking operations are included within the "Sequoia Securities on balance sheet" and "Other third-party securities" column of this table. These same securities are presented as a component of securities within our residential lending segment on our segment balance sheet. These securities were sold during 2022.
(2)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
During 2022, we retained $37 million of securities from two BPL term loan securitizations and $4 million of securities from one Sequoia securitization.
At December 31, 2022, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (98%), adjustable-rate assets (1%), and hybrid assets that reset within the next year (1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable term debt and marginable debt in the form of repurchase (or “repo”) financing. At December 31, 2022, real estate securities with a fair value of $416 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $301 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities, re-performing loan securities with a fair value of $323 million (including securities owned in consolidated securitization entities) were financed with $85 million of non-recourse securitization debt, and real estate securities with a fair value of $178 million (including securities owned in consolidated securitization entities) were financed with $125 million of short-term debt incurred through repurchase facilities with seven different counterparties. The remaining $202 million of securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at December 31, 2022. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 15 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

December 31, 2022				Weighted Average Values
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Coupon	90+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$28,722	$74,367	$140,050	3.8%	0.4%	7%	7%
Consolidated Sequoia securities	25,615	193,684	245,130	4.7%	1.5%	7%	42%
Total Sequoia Securities	54,337	268,051	385,180	4.4%	1.2%	7%	31%
Consolidated Freddie Mac SLST securities	18,963	303,840	487,572	4.5%	12.3%	6%	29%
RPL securities on balance sheet	143	29,002	142,556	4.3%	3.5%	6%	2%
Total RPL Securities	19,106	332,842	630,128	4.5%	11.6%	6%	26%
Consolidated Freddie Mac K-Series securities	—	31,767	36,468	4.3%	—%	—%	10%
Multifamily securities on balance sheet	86	12,588	13,778	4.5%	0.1%	2%	8%
Total Multifamily Securities	86	44,355	50,246	4.3%	—%	1%	10%
Consolidated CAFL securities	31,813	272,084	423,266	5.3%	2.5%	4%	17%
Other third-party securities	14	95,553	141,142	3.5%	0.6%	7%	3%
Total Securities	$105,356	$1,012,885	$1,629,962
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
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral, or investments sourced through third-parties that support our long-term thesis on the outlook for housing credit. During 2022, our investment portfolio continued to demonstrate solid performance across a range of credit metrics, including loan delinquencies which generally remained stable, and loan-to-value ratios (LTVs), which declined or remained stable. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of these investments are supported by substantial home price appreciation and borrower equity in the underlying homes.

BPL Bridge Loans Held-for-Investment
The following table provides the activity of BPL bridge loans held-for-investment at Redwood during the years ended December 31, 2022 and 2021.

Table 16 – BPL Bridge Loans Held-for-Investment - Activity

	Years Ended December 31,
(In Thousands)	2022	2021
Fair value at beginning of period	$944,606	$641,765
Sales	(2,280)	(7,000)
Transfers between portfolios (1)	1,707,084	962,573
Transfers to REO	(3,974)	(15,424)
Principal repayments	(615,401)	(639,479)
Changes in fair value, net	(6,506)	2,171
Fair Value at End of Period	$2,023,529	$944,606
(1)We originate BPL bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income (loss). For BPL bridge loans held at our REIT that are transferred into our CAFL bridge securitizations, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income (loss). Once loans are transferred into these securitizations, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income (loss).
Our $2.02 billion of BPL bridge loans held-for-investment at December 31, 2022 were comprised of first-lien, interest-only loans with a weighted average coupon of 9.63% and original maturities of six to 36 months. At origination, the weighted average FICO score of borrowers backing these loans was 743 and the weighted average LTV ratio of these loans was 66%. At December 31, 2022, of the 3,476 loans in this portfolio, 48 of these loans with an aggregate fair value of $29 million and an aggregate unpaid principal balance of $34 million were in foreclosure, of which 49 loans with an aggregate fair value of $30 million and an unpaid principal balance of $34 million were greater than 90 days delinquent.
We finance our BPL bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. At December 31, 2022, we had two bridge loan securitizations with a combined total borrowing capacity of $550 million, which included respective original 24-month and 30-month revolving features that allow us to add additional loans into the entities to be financed, as loans within the entities pay down. At December 31, 2022, we had $478 million of debt outstanding in these securitization entities, secured by $561 million of loans and other assets, $424 million of debt incurred through short-term warehouse facilities with four different counterparties, which was secured by $580 million of loans, and $723 million of debt incurred through long-term facilities with three different counterparties, which was secured by $898 million of loans.
The following table provides the composition of BPL bridge loans held-for-investment by product type as of December 31, 2022 and 2021.
Table 17 – BPL Bridge Loans Held-for-Investment - By Product Type

(In Thousands)	December 31, 2022	December 31, 2021
Multifamily	$1,055,533	$326,004
Renovate / Build to rent	736,368	375,729
Fix and Flip	105,157	150,928
Other	126,471	91,945
Fair Value at End of Period	$2,023,529	$944,606

Residential Loans
During 2021 and 2022, we called several of our unconsolidated Sequoia securitizations and purchased loans from the associated securitization trusts and held those loans for sale within our Investment Portfolio segment. The following table provides the activity of residential loans held at our investment portfolio during the years ended December 31, 2022 and 2021.
Table 18 – Investment Portfolio Residential Loans - Activity

	Years Ended December 31,
(In Thousands)	2022	2021
Fair value at beginning of period	$172,048	$—
Acquisitions	102,258	200,890
Sales	(48,759)	—
Principal repayments	(56,238)	(31,654)
Changes in fair value, net	(16,688)	2,812
Fair Value at End of Period	$152,621	$172,048
At December 31, 2022, we had entered into a commitment to sell $135 million of the outstanding loans, for which the sale settled in January 2023.
Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the years ended December 31, 2022 and 2021.
Table 19 – HEI - Activity

Home Equity Investments(1)	Years Ended December 31,
(In Thousands)	2022	2021
Balance at beginning of period	$192,740	$42,440
New/additional investments	248,218	155,023
Sales/distribution	—	—
Repayments	(42,744)	(19,396)
Changes in fair value, net	5,248	14,673
Balance at End of Period	$403,462	$192,740
(1)Our home equity investments presented in this table as of December 31, 2022, included $271 million of HEIs owned directly at Redwood and $133 million of HEIs owned in our consolidated HEI securitization entity. At December 31, 2022, our economic investment in the consolidated HEI securitization entity was $13 million (for GAAP purposes, we consolidated $133 million of HEIs and $101 million of ABS issued, as well as other assets and liabilities for this entity).
Changes in fair value, net for HEIs primarily reflect changes in actual and expected home price appreciation (HPA). While home prices generally increased during the first half of 2022, in the second half of 2022, some geographic regions began experiencing home price declines leading to a downward adjustment of our HPA assumptions, which negatively affected HEI valuations. Additional details on our HEIs is included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Annual Report on Form 10-K.
In the fourth quarter of 2022, we entered into a recourse, non-marginable warehouse facility to finance HEI. At December 31, 2022, we had $112 million of debt outstanding on this warehouse facility, secured by $191 million of HEI.

Other Investments
The following table sets forth our other investments activity by significant asset type for the years ended December 31, 2022 and December 31, 2021.
Table 20 – Other Investments at Investment Portfolio Segment - Activity (1)

For the Year Ended December 31, 2022
	Servicing Investments(2)	MSRs and Excess Servicing(2)	Other	Total
(In Thousands)
Balance at beginning of period	$350,923	$56,669	$5,935	$413,527
New/additional investments	—	4,638	—	4,638
Sales/distributions/repayments	—	—	(5,995)	(5,995)
Servicer advances (repayments), net	(70,589)	—	—	(70,589)
Changes in fair value, net	(11,075)	3,358	765	(6,952)
Other	—	(209)	—	(209)
Balance at End of Period	$269,259	$64,456	$705	$334,420

For the Year Ended December 31, 2021
	Servicing Investments(2)	MSRs and Excess Servicing(2)	Other	Total
(In Thousands)
Balance at beginning of period	$231,489	$43,233	$26,563	$301,285
New/additional investments	196,583	24,896	—	221,479
Sales/distributions/repayments	—	—	(21,947)	(21,947)
Servicer advances (repayments), net	(76,223)	—	—	(76,223)
Changes in fair value, net	(926)	(11,204)	1,242	(10,888)
Other	—	(256)	77	(179)
Balance at End of Period	$350,923	$56,669	$5,935	$413,527
(1)Excludes $57 million of Strategic investments which are included in Corporate/Other.
(2)Our servicing investments are owned through our consolidated Servicing Investment entities. At December 31, 2022, our economic investment in these entities was $90 million (for GAAP purposes, we consolidated $301 million of servicing investments, $207 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). At December 31, 2021, our economic investment in these entities was $103 million (for GAAP purposes, we consolidated $385 million of servicing investments, $294 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
Changes in fair value for MSRs and excess servicing include a negative fair value change for a reduction in basis from the regular receipt of scheduled cash flows, which in 2022, was more than offset by a positive impact to fair value from a decrease in actual and forecasted prepayment speeds, and in 2021 saw further negative fair value changes resulting from an increase in actual and forecasted prepayment speeds.
Additional details on our other investments is included in Note 11 in Part II, Item 8 of this Annual Report on Form 10-K.

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
In December 2022, our Board of Directors declared a regular dividend of $0.23 per share for the fourth quarter of 2022, which was paid on December 28, 2022 to shareholders of record on December 20, 2022. At December 31, 2021, our full-year dividend distributions of $0.92 per share exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
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
The tax basis in assets and liabilities at the REIT was $4.06 billion and $2.94 billion, respectively, at December 31, 2022. The GAAP basis in assets and liabilities at the REIT was $11.33 billion and $10.25 billion, respectively, at December 31, 2022. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.
Our 2022 dividend distributions are expected to be characterized for federal income tax purposes as 58% ordinary dividend income and 42% qualified dividends. Under the federal income tax rules applicable to REITs, none of the 2022 dividend distributions are expected to be characterized as a return of capital or long-term capital gain dividend income. The income or loss generated at our TRS does not directly affect the tax characterization of our 2022 dividends; however, the $45 million dividend paid from our TRS to our REIT allowed a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the years ended December 31, 2022, 2021, and 2020, we recorded a tax benefit of $20 million, a tax provision of $18 million and a tax benefit of $5 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments. Our TRS effective tax rate in 2022 slightly exceeded the federal statutory corporate tax rate due to state taxes.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2021, we reported net federal ordinary and capital DTAs with no valuation allowance recorded against them. As we experienced full-year 2022 GAAP losses at our TRS, we closely analyzed the realizability of our net deferred tax assets in whole and in part. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.

If in a future period, based on available evidence, we conclude that it is not more likely than not that our DTAs will be realized, then a valuation allowance would be established with a corresponding charge to GAAP earnings, which would reduce our book value. Such charges could cause a material reduction, up to the full value of our net DTAs for which a valuation allowance has not previously been established, to our GAAP earnings and book value per share for the quarterly and annual periods in which they are established and could have a material and adverse effect on our business, financial results, or liquidity.
Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as realization of our state DTAs is dependent on generating sufficient taxable income in the same jurisdictions in which the DTAs exist and we project most of our state DTAs will expire prior to their utilization.
The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2022.
Table 21 - Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15	No
(In Thousands)	Years	Years	Years	Years	Expiration	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$(28,684)	$—	$(8,757)	$(37,441)
Capital loss	(289,806)	—	—	—	—	(289,806)
Total REIT Loss Carryforwards	$(289,806)	$—	$(28,684)	$—	$(8,757)	$(327,247)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$—	$(88,841)	$(88,841)
Capital loss	—	—	—	—	—	—
Total TRS Loss Carryforwards	$—	$—	$—	$—	$(88,841)	$(88,841)

California Combined Loss Carryforwards
Net operating loss	$—	$—	$(1,110,664)	$(89,719)	$—	$(1,200,383)
Capital loss	(201,371)	—	—	—	—	(201,371)
Total California Combined Loss Carryforwards	$(201,371)	$—	$(1,110,664)	$(89,719)	$—	$(1,401,754)

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
At December 31, 2022, our total capital was $1.93 billion and included $1.08 billion of equity capital and $843 million of convertible notes and long-term debt on our consolidated balance sheet, including $177 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $162 million of exchangeable debt due in 2025, $215 million of convertible debt due in 2027 and $140 million of trust-preferred securities due in 2037.
As of December 31, 2022, our unrestricted cash was $259 million. In January 2023, we issued Preferred Stock for net proceeds of approximately $67 million (See Note 25 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on this issuance), closed an SEMT securitization backed by $333 million of loans and sold $213 million of BPL term loans to a large institutional investor, generating additional cash.
While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions, investments and internal initiatives, including acquisitions of, investments in, and initiatives related to, internal and third-party residential and business purpose mortgage origination platforms and home equity investment origination platforms, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company and, therefore, our stockholders.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt is subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional mortgage loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount, among other reasons. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan or home equity investment that is financed by us under a warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender).
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
At December 31, 2022, in aggregate, we had $1.99 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $372 million was marginable and $1.62 billion was non-marginable.
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

Repurchase Authorization
In August 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. This common stock repurchase authorization replaced the $100 million common stock repurchase authorization approved by the Board of Directors in 2018, has no time limit, may be modified, suspended or discontinued at any time, and does not obligate us to acquire any specific number of shares or securities. The Board of Directors also continued its previous authorization for the repurchase of outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
During the year ended December 31, 2022, we repurchased 7.1 million shares of our common stock for $56 million and repurchased $32 million of our convertible notes. During the year ended December 31, 2021, we did not repurchase any shares of our common stock or convertible notes. At December 31, 2022, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Cash Flows and Liquidity for the Year Ended December 31, 2022
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operations or investments.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $139 million in 2022. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, principal payments of loans classified as held-for-sale, as well as the settlement of associated derivatives, cash flows from operating activities were positive $68 million in 2022.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2022, 2021, and 2020, we transferred loans between held-for-sale and held-for-investment classification and retained securities from Sequoia and CAFL® securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from operating activities.
Cash Flows from Investing Activities
During 2022, our net cash provided by investing activities was $214 million and primarily resulted from proceeds from principal payments on investments. These amounts were partially offset by cash outflows for new investments, including primarily BPL bridge loans and HEIs. Although we generally intend to hold our investment securities and loans as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
Because many of our investment securities, loans and HEIs are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans, securities and HEIs at consolidated securitization entities would generally be used to repay ABS issued by those entities.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2022, 2021 and 2020, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from SEMT® (Sequoia), CAFL®, and HEI-backed securitizations we sponsored and deconsolidated certain multifamily securitization trusts, which represent significant non-cash transactions that were not included in cash flows from investing activities.

Cash Flows from Financing Activities
During 2022, our net cash used in financing activities was $277 million. This primarily resulted from $1.12 billion of net paydowns on short-term borrowings, resulting primarily from a reduction in financed loan inventory at our mortgage banking operations through December 31, 2022, as well as from the payment of our yearly dividends totaling $112 million and $33 million of net repayments under ABS issued (net of proceeds from the issuance of CAFL® SFR, CAFL® bridge and SEMT® (Sequoia) ABS securitizations) during the year ended December 31, 2022. These amounts were partially offset by net long-term debt borrowings of $985 million during the year ended December 31, 2022, which included the issuance of $215 million of convertible notes in June 2022, proceeds from a new $150 million facility to finance HEIs completed in the fourth quarter of 2022, incremental borrowings to finance new investments, primarily in BPL bridge loans, and incremental financing on other investments, such as securities. Cash raised through stock issuances under our ATM program of $68 million during the first quarter of 2022 were partially offset by stock repurchases of $56 million during 2022.
On December 8, 2022, the Board of Directors declared a regular dividend of $0.23 per share for the fourth quarter of 2022, which was paid on December 28, 2022 to shareholders of record on December 20, 2022. In total, during the year ended December 31, 2022, we declared dividends of $0.92 per common share.
In accordance with the terms of our outstanding deferred stock units, cash-settled deferred stock units and restricted stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit, cash-settled deferred stock unit, and restricted stock unit.
Cash Flows and Liquidity for the Year Ended December 31, 2021
Cash Flows from Operating Activities
Cash flows from operating activities were negative $5.69 billion in 2021. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, as well as the settlement of associated derivatives, cash flows from operating activities were negative $17 million in 2021.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2021, 2020, and 2019, we transferred loans between held-for-sale and held-for-investment classification, retained securities from SEMT® (Sequoia) and CAFL® securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from operating activities.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2021, 2020, and 2019, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from SEMT® (Sequoia), CAFL® and HEI-backed securitizations we sponsored, consolidated certain multifamily and re-performing residential securitization trusts, and deconsolidated certain multifamily securitization trusts, which represent significant non-cash transactions that were not included in cash flows from investing activities.

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
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on our balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following December 31, 2022 include maturing short-term debt, interest payments on short-term and long-term debt, payments on operating leases, funding commitments for BPL bridge loans and under HEI flow purchase agreements and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following December 31, 2022 include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for BPL bridge loans and under HEI flow purchase agreements. The following table presents our material contractual and other obligations at December 31, 2022, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 22 – Contractual and Other Obligations

December 31, 2022	Payments Due or Commitment Expiration by Period
(In Millions)	Next Twelve Months	Beyond Next Twelve Months
Short-term debt	$2,033	$—
Long-term debt	—	1,746
Accrued interest payable	47	—
Other current payables	150	—
Anticipated interest payments on long-term debt	122	272
Operating leases	5	16
Bridge loan commitments	293	611
HEI flow purchase commitments(1)	69	—
Commitment to fund partnerships	10	—
Consolidated ABS(2)	$—	$8,944
Total Obligations and Commitments	$2,729	$11,589

(1)    Subsequent to December 31, 2022, we exercised our contractual option to reduce our HEI purchase commitments and, as of February 28, 2023, we had $14 million of remaining HEI purchase commitments.
(2)    Obligations of Consolidated ABS are collateralized by real estate loans or other real estate-related assets, are not legal obligations of Redwood and do not represent contractual obligations requiring cash or liquidity from Redwood. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.
We expect to meet our obligations coming due in less than one year from December 31, 2022, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, or incremental borrowings under existing, new or amended financing arrangements. At December 31, 2022, we had over $300 million of pledgeable assets that were unencumbered.

At December 31, 2022, we had commitments to fund up to $904 million of additional advances on existing BPL bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (e.g., funding is dependent on actual progress on a project and we retain the option to conduct due diligence with respect to each draw request to confirm conditions have been met). Approximately 70% of the commitments are for longer-term build-for-rent loans (which in many cases have funding caps below their full commitment amount) and are expected to fund over the next eleven quarters. Additionally, at December 31, 2022, we had $1.78 billion of available warehouse capacity for business purpose loans and the majority of our $2.0 billion balance of BPL bridge loans outstanding matures over the next 12 to 24 months, which will provide an additional source of cash that can be used to fund our commitments.
At December 31, 2022, we had outstanding flow purchase agreements with multiple third parties, with aggregate purchase commitments of $69 million outstanding. These purchase agreements specify monthly minimum and maximum amounts of HEIs subject to such purchase commitments. Subsequent to December 31, 2022, we exercised our contractual option to reduce our HEI purchase commitments and, as of February 28, 2023, we had $14 million of remaining HEI purchase commitments. In the fourth quarter of 2022, we entered into a repurchase agreement providing financing for HEIs. The committed amount and maximum borrowing limit under the facility is $150 million and the facility has a one-year term. At December 31, 2022, there were $112 million of borrowings outstanding under this facility.
For additional information on commitments and contingencies as of December 31, 2022 that could impact our liquidity and capital resources, see Note 17 in Part II, Item 8 of this Annual Report on Form 10-K.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We successfully renewed all of our facilities that were scheduled to mature in 2022 and have scheduled maturities of such facilities during the next twelve months. While there is no assurance of our ability to renew these facilities, given current market conditions we would expect to extend these in the normal course of business.
Throughout 2022, benchmark interest rates increased, increasing the borrowing costs on our outstanding variable rate debt and new financing agreements we entered into, including to refinance fixed-rate debt that matured. Given current market expectations for continued interest rate increases, we expect our borrowing costs could continue to increase in 2023. Additionally, certain of our borrowing agreements have interest rate step-up provisions that come into effect in 2023 and beyond if we do not repay the debt under optional redemption provisions. Depending on when we choose to repay this debt, our borrowing costs could increase.
During 2022, the highest balance of our short-term debt outstanding was $2.39 billion. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our short-term debt. See Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our long-term debt.
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
At December 31, 2022, we had residential loan warehouse facilities outstanding with seven different counterparties, with $2.55 billion of total capacity and $1.85 billion of available capacity. These included non-marginable facilities with $1.38 billion of total capacity and marginable facilities with $1.18 billion of total capacity. At December 31, 2022, we had business purpose loan warehouse facilities outstanding with five different counterparties, with $3.24 billion of total capacity and $1.78 billion of available capacity. We note that several of these facilities used to finance our business purpose mortgage banking loan inventory are also used to finance bridge loans held in our investment portfolio. All of these facilities are non-marginable.
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
ABS issued represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets. See Note 4 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our principles of consolidation and Note 15 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our asset-backed securities issued.
Separately, we use non-recourse debt in the form of non-marginable term facilities to finance a portion of our business purpose bridge loan portfolio. While this debt is non-recourse to Redwood, it does have fixed terms with prepayment options that allows us to refinance this debt or ultimately repay it upon maturity. The remainder of the debt we use to finance our investments is recourse debt. For securities we have financed, the majority of our financing is in the form of recourse non-marginable secured term debt, with the remainder being marginable securities repurchase debt. Additionally, a portion of our business purpose bridge loan portfolio is financed with recourse non-marginable secured term debt.
At December 31, 2022, in aggregate, we had $2.86 billion of secured recourse debt outstanding, financing our investment portfolio, of which $372 million was marginable and $2.30 billion was non-marginable.
Corporate Capital
In addition to secured recourse and non-recourse leverage we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. See Note 14 and Note 16 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our short-term and long-term debt, respectively.

Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential and business purpose mortgage loans (including those we acquire and/or originate in anticipation of sale or securitization), and finance investments in HEIs, securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock or convertible debt. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc.

Residential and Business Purpose Loan and HEI Warehouse Facilities. One source of our debt financing is secured borrowings under loan warehouse facilities. These facilities may be designated as short-term or long-term for financial reporting purposes, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility. Residential loan warehouse facilities were in place with seven different financial institution counterparties as of December 31, 2022. In addition, as of December 31, 2022, we had business purpose loan warehouse facilities secured by BPL term and BPL bridge loans, in place with five financial institution counterparties. As of December 31, 2022, we also had in place one warehouse facility secured by HEIs. Under our residential loan warehouse facilities, we had an aggregate borrowing limit of $2.55 billion at December 31, 2022, under our business purpose loan warehouse facilities we had an aggregate borrowing limit of $3.24 billion at December 31, 2022, and under our HEI warehouse facility we had an aggregate borrowing limit of $150 million at December 31, 2022. However, several of these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Financing for residential or business purpose mortgage loans or HEIs is obtained under these facilities by our transfer of mortgage loans or HEIs to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans or HEIs), and our covenant to reacquire those loans or HEIs from the counterparty for the same amount plus a financing charge.
In order to obtain financing for a residential or business purpose loan or HEI under these facilities, the loan or HEI must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, for example, that a loan is not in a delinquent or defaulted status (although certain loan financing facilities may allow a loan to continue to be financed if it becomes delinquent, if it meets specified conditions). In addition, under these warehouse facilities, residential or business purpose loans can only be financed for a maximum period, which period may be limited to 364 days for our short-term warehouse facilities, and we may be subject to geographic concentration limits of underlying assets being financed under the facility. We generally intend to repay the financing of a loan or HEI under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that asset, through the proceeds of other short-term or long-term borrowings, or with other equity or long-term debt capital.
Our warehouse facilities may be marginable or non-marginable. When we refer to non-marginable debt and marginable debt, we are referring to whether such debt is subject to market value-based margin calls on underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender). See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
Because several of these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to residential or business purpose loans or HEIs that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans or HEIs become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under our residential and business purpose loan and HEI warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain in excess of a specified amount. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy, bond, or obtain a stay of the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”
These residential and business purpose loan and HEI warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
In addition to the residential and business purpose loan and HEI warehouse facilities described above, in the ordinary course of business we may seek to establish additional warehouse facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access short-term financing we need or fail to recover the full value of our mortgage loans financed.

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

Other Short-Term Debt Facility. We also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. At December 31, 2022, the securities pledged to secure this credit line had a fair market value of $1 million, thereby limiting our ability to fully utilize this facility until we pledge additional assets to this lender. This bank line of credit is an additional source of short-term financing for us. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this committed line we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this committed line are further described below under the headings “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this committed line to incur short-term debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.
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
One financing facility became eligible to be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At December 31, 2022, we had borrowings under this facility totaling $130 million and the fair value of real estate securities pledged as collateral under this long-term debt facility was $178 million and included securities retained from our Sequoia securitizations.
Another financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At December 31, 2022, we had borrowings under this facility totaling $102 million and $0.1 million of unamortized deferred issuance costs, for a net carrying value of $102 million. At December 31, 2022, the fair value of real estate securities pledged as collateral under this long-term debt facility was $121 million and included securities retained from our consolidated CAFL® securitizations.
Another financing facility may be terminated, at our option, in June 2023, and has a final maturity in June 2026, provided that the interest rate on amounts outstanding under the facility increases between June 2024 and June 2026. At December 31, 2022, we had borrowings under this facility totaling $69 million and $0.1 million of unamortized deferred issuance costs, for a net carrying value of $69 million. At December 31, 2022, the fair value of real estate securities pledged as collateral under this long-term debt facility was $143 million and included securities retained from our consolidated CAFL securitizations.
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
•Residential and Business Purpose Loan and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential and business purpose loan and HEI warehouse facilities we have established and, as of December 31, 2022, were in place with several different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2022, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
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
•Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2022, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
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
•Servicer Advance Financing. As noted above, servicer advance financing consists of non-recourse short-term securitization debt, secured by servicing advances. Financial covenants associated with this financing facility are as follows and at December 31, 2022, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at SA Buyer.
•Maintenance of a minimum dollar amount of cash and cash equivalents at SA Buyer.

As noted above, at December 31, 2022, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at December 31, 2022 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at December 31, 2022 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $4 billion in additional recourse indebtedness.
Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing
•Residential and Business Purpose Loan and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential and business purpose loan and HEI warehouse facilities we have established and, as of December 31, 2022, were in place with several different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2022, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

•Under our marginable residential loan warehouse facilities, if at any time the market value of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under one of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under one of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor.

•Under certain non-marginable residential and business purpose loan and HEI warehouse facilities, if the value of the property securing a mortgage loan or HEI financed under a facility declines (as determined by an appraisal, broker price opinion, or home price appreciation index, as applicable), then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans or HEIs) with a value equal to the amount of the decline. The conditions precedent to which the creditor may request updated valuation reports varies by agreement, including, for example, based on an agreed schedule, or based on the number of days the loan has been financed under such facility. If we receive any such demand as a result of a margin deficit based on an updated valuation report, we would generally be required to transfer the additional collateral as soon as the same day to within five business days depending on the terms of the agreement. The value of additional residential and business purpose mortgage loans or HEIs transferred as additional collateral is determined by the creditor.
•Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2022, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:
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
•Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2022, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:
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
Assets and Liabilities Accounted for at Fair Value
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2022, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2021. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility. Below, we provide additional information regarding the critical accounting estimates for these assets and liabilities.
Consolidated Entities Accounted for under the Consolidated Financing Entities Election
We have elected to account for most of our consolidated securitization VIEs as collateralized financing entities and use the fair value of the liabilities issued by these entities (comprised of the ABS issued and the securities we retain in the entities, which we determined to be more observable) to determine the fair value of the assets held at these entities (generally residential, business purpose and multifamily loans, and HEI). Significant inputs used to estimate the fair value of these liabilities include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in the Fair Value of Loans Held at Fair Value
We have elected the fair value option for our residential loans, business purpose loans, and multifamily loans. As such, these loans are carried on our consolidated balance sheets at their estimated fair value and changes in the fair values of these loans are recorded in Mortgage banking activities, net or Investment fair value changes, net on our consolidated statements of income (loss) in the period in which the valuation change occurs. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Securities
Our securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. In addition, we invest in securities of certain securitization entities that we are required to consolidate for GAAP reporting purposes and account for under the consolidated financing entity election, as previously described. For trading securities and collateralized financing entities, changes in fair values are recorded in Investment fair value changes, net on our consolidated statements of income (loss) in the period in which the valuation change occurs. For available-for-sale securities, changes in fair value are generally recorded in Accumulated other comprehensive income in our consolidated balance sheets (as discussed further below). Periodic fluctuations in the values of our securities can be caused by changes in the discount rate assumptions used to value the securities, as well as actual and anticipated prepayments, delinquencies, losses and other factors on the loans underlying the securitizations in which we own securities. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.

For AFS securities, cumulative unrealized gains and losses are recorded as a component of Accumulated other comprehensive income in our consolidated balance sheets. Unrealized gains are not credited to current earnings and unrealized losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize a decline in the value of AFS securities as an allowance for credit losses recorded through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold AFS securities, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Estimates used to determine other-than-temporary-impairments on AFS securities require significant judgment and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Servicer Advance Investments
Servicer advance investments are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. Periodic fluctuations in the values of our servicer advance investments can be caused by changes in the actual and anticipated balance of servicing advances outstanding, actual and anticipated prepayments on the underlying loans, and changes in the discount rate assumptions used to value servicer advance investments. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of MSRs and Excess MSRs
MSRs and excess MSRs are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Other income, net or Investment fair value changes, net. Periodic fluctuations in the values of our MSRs and excess MSRs can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, actual or anticipated changes in delinquencies, and changes in the discount rate assumptions used to value MSRs and excess MSRs. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of HEIs
HEIs are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. Periodic fluctuations in the values of our HEIs can be caused by changes in the discount rate assumptions used to value HEIs, changes in assumptions regarding future projected home values, changes in assumptions regarding future projected prepayment rates of residential mortgage loans, as well as changes in the rate and magnitude of defaults on the portfolio. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Strategic Investments
Several of our strategic investments are carried on our consolidated balance sheets at their estimated fair values (or at historical cost under the measurement alternative for equity investments), with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. All of our strategic investments are in private companies that do not have readily determinable fair values and estimates of their fair value require significant judgment to develop. Changes in the estimates used to determine their fair value are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Derivative Financial Instruments
We generally use derivatives as part of our mortgage banking activities (e.g., to manage risks associated with loans we plan to acquire and subsequently sell or securitize), in relation to our residential investments (to manage risks associated with our securities, MSRs, and held-for-investment loans), and to manage variability in debt interest expense indexed to adjustable rates, and cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). Significant inputs used to estimate the fair value of certain of our derivatives include unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on reported earnings and our financial condition.

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

Impairments of Goodwill and Intangible Assets
In connection with our acquisitions of Riverbend, CoreVest and 5 Arches, a portion of the purchase price of each acquisition was allocated to goodwill and intangible assets. During 2020, we impaired our entire balance of goodwill associated with the acquisitions of CoreVest and 5 Arches, and our goodwill balance at December 31, 2022 was related entirely to the Riverbend acquisition. Accounting standards require that we routinely assess goodwill and intangible assets for indicators of impairment, and if indicators are present, we must review them for impairment. The assessments to determine if goodwill and intangible assets are impaired requires significant judgement to develop assumptions and estimates. If we determine that goodwill or intangible assets are impaired, we will be required to write down the value of these assets, up to their entire balance. Any write-down would have a negative effect on our consolidated financial statements.
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
Changes in the actual maturities of real estate securities may also affect their yields to maturity. Actual maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than 10 years. The assumptions we use to estimate future cash flows and the resulting effective yields and interest income, require significant judgement to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Loss Contingency Reserves
We may be exposed to various loss contingencies, including, without limitation, those described in Note 17 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in our estimates of required loss contingency reserves could have a material effect on our reported earnings and financial condition.

Changes in Provision for Taxes
Our provision for income taxes is primarily the result of GAAP income or losses generated at our TRS. Deferred tax assets/liabilities are generated by temporary differences in GAAP income and taxable income at our taxable subsidiaries and are a significant component of our GAAP provision for income taxes. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. The estimate of net deferred tax assets and associated valuation allowances could change in future periods to the extent that actual or revised estimates of future taxable income during the carry-forward periods change from current expectations. Any such changes to our estimates could have a material effect on our reported earnings and financial condition.

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
Credit Risk
Integral to our business is assuming credit risk through our ownership of real estate loans, securities and other investments as well as through our reliance on the creditworthiness of business counterparties. We believe the securities, loans and other assets we purchase are priced to generate an expected return that compensates us for the underlying credit risk associated with these investments. Nevertheless, there may be significant credit losses associated with these investments should they perform worse than we expect on a credit basis. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.”
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
We invest in securities, residential loans, business purpose loans, multifamily loans, and other mortgage- or housing-related assets, which all expose us to interest rate risk. Additionally, we acquire and originate residential, business purpose loans and HEIs using secured debt financing and we generally then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase the loans or HEIs with the intention of selling or securitizing them through to the future date when we ultimately sell or securitize them.
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

We acquire or originate residential and business purpose loans and HEIs and then hold, sell or securitize them as part of our mortgage banking operations. Changes in the fair value of the loans or HEIs, once sold or securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans or HEIs are typically funded with short-term debt before they are sold or securitized) may impact our liquidity. We would be exposed to liquidity risk to the extent the values of these loans or HEIs decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital, in addition to amounts required by our financing counterparties.
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
Business, Operational, Regulatory, and Other Risks
Home equity investment contracts we invest in are secured by real property. Losses on these investments can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; actions by the homeowner's creditors; regulatory changes; and changes in legal protections for lienholders. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), losses could increase beyond levels that we have anticipated.
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
Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2022. The table presents principal cash flows and related average interest rates for material interest rate sensitive assets and liabilities by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2022, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2022
(Dollars in Thousands)		2023	2024	2025	2026	2027	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (1)
Residential Loans - HFS (2)
Adjustable Rate	Principal	$41	$—	$—	$—	$—	$—	$41	$31
	Interest Rate	6.00%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	817,660	—	—	—	—	—	817,660	776,651
	Interest Rate	5.13%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	4,362	—	—	—	—	—	4,362	4,099
	Interest Rate	4.84%	N/A	N/A	N/A	N/A	N/A
Residential Loans - HFI at Sequoia
Adjustable Rate	Principal	45,457	35,363	30,740	26,812	23,845	42,187	204,404	184,932
	Interest Rate	5.36%	5.12%	4.49%	4.34%	4.30%	4.30%
Fixed Rate	Principal	334,137	307,449	283,093	260,762	240,323	2,421,327	3,847,091	3,190,417
	Interest Rate	3.29%	3.29%	3.29%	3.30%	3.30%	3.30%
Residential Loans - HFI at Freddie Mac SLST
Fixed Rate	Principal	144,454	139,341	128,664	118,618	109,405	1,078,754	1,719,236	1,457,058
	Interest Rate	4.02%	4.19%	4.18%	4.17%	4.16%	4.16%
Business Purpose Loans - HFS (2)
Fixed Rate	Principal	395,139	—	—	—	—	—	395,139	364,073
	Interest Rate	6.03%	N/A	N/A	N/A	N/A	N/A
BPL Term Loans - HFI at CAFL
Fixed Rate	Principal	46,348	48,821	51,427	54,171	57,062	3,005,592	3,263,421	2,944,984
	Interest Rate	5.21%	5.21%	5.21%	5.21%	5.21%	5.21%
BPL Bridge Loans - HFI at Redwood
Adjustable Rate	Principal	304,987	570,696	537,566	—	—	—	1,413,249	1,412,453
	Interest Rate	10.79%	9.90%	8.87%	N/A	N/A	N/A
Fixed Rate	Principal	91,685	8,200	—	—	—	—	99,885	94,693
	Interest Rate	8.44%	6.64%	N/A	N/A	N/A	N/A
BPL Bridge Loans - HFI at CAFL
Adjustable Rate	Principal	275,985	120,478	8,400	—	—	—	404,863	405,514
	Interest Rate	10.15%	9.77%	8.77%	N/A	N/A	N/A
Fixed Rate	Principal	109,433	370	—	—	—	—	109,803	110,869
	Interest Rate	8.44%	6.50%	N/A	N/A	N/A	N/A
Multifamily Loans - HFI at Freddie Mac K-Series
Fixed Rate	Principal	8,325	8,638	430,230	—	—	—	447,193	424,552
	Interest Rate	4.21%	4.22%	3.55%	N/A	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2022
(Dollars in Thousands)		2023	2024	2025	2026	2027	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (continued)
Residential Senior Securities
Fixed Rate (3)	Principal	$—	$—	$—	$—	$—	$—	$—	$28,867
	Interest Rate	0.12%	0.12%	0.12%	0.12%	0.12%	0.11%
Residential Subordinate Securities
Fixed Rate	Principal	2,129	2,044	1,880	1,456	532	388,601	396,642	188,729
	Interest Rate	4.60%	4.55%	4.53%	4.56%	4.56%	4.80%
Hybrid	Principal	579	507	502	500	498	13,103	15,689	10,205
	Interest Rate	4.00%	3.84%	3.57%	4.05%	4.03%	3.27%
Multifamily Securities
Adjustable Rate	Principal	4,498	—	—	—	—	9,280	13,778	12,674
	Interest Rate	9.04%	10.27%	9.99%	10.00%	9.93%	9.98%
Interest Rate Sensitive Liabilities
Asset-Backed Securities Issued
Sequoia Entities
Adjustable Rate	Principal	41,150	32,495	28,105	23,101	20,053	55,143	200,047	184,191
	Interest Rate	5.60%	4.80%	4.08%	3.84%	3.77%	3.08%
Fixed Rate	Principal	323,744	290,999	265,643	243,852	224,184	2,247,293	3,595,715	2,971,109
	Interest Rate	2.65%	2.64%	2.62%	2.61%	2.61%	2.61%
Freddie Mac SLST Entities
Fixed Rate	Principal	191,260	98,758	91,306	84,204	77,664	763,460	1,306,652	1,222,150
	Interest Rate	3.27%	3.16%	3.16%	3.17%	3.17%	3.17%
Freddie Mac K-Series Entities
Fixed Rate	Principal	8,325	8,638	393,762	—	—	—	410,725	392,785
	Interest Rate	2.69%	2.70%	2.28%	N/A	N/A	N/A
CAFL Entities (4)
Fixed Rate	Principal	168,845	292,948	350,596	538,877	285,463	1,685,521	3,322,250	3,115,807
	Interest Rate	3.29%	3.05%	3.17%	3.23%	3.05%	3.05%
HEI Entities
Fixed Rate	Principal	28,441	27,619	23,586	20,284	9,032	—	108,962	100,710
	Interest Rate	3.76%	3.76%	5.76%	5.76%	7.56%	N/A

Short-Term Debt	Principal	1,856,237	—	—	—	—	—	1,856,237	1,853,664
	Interest Rate	6.59%	N/A	N/A	N/A	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2022
(Dollars in Thousands)		2023	2024	2025	2026	2027	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Liabilities (continued)
Long-Term Debt
Convertible Notes	Principal	$176,685	$150,200	$162,092	$—	$215,000	$—	$703,977	$638,049
	Interest Rate	6.08%	6.53%	6.89%	7.75%	7.75%	N/A
Trust Preferred Securities and Subordinated Notes
	Principal	—	—	—	—	—	139,500	139,500	83,700
	Interest Rate	7.31%	6.37%	5.78%	5.69%	5.76%	5.90%
Other Long-Term Debt	Principal	—	599,719	410,639	68,995	—	—	1,079,353	1,069,946
	Interest Rate	6.43%	6.43%	6.23%	4.75%	N/A	N/A
Interest Rate Agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	—	60,000	—	75,000	150,000	285,000	14,625
	Receive Strike Rate	3.24%	4.88%	3.67%	3.26%	3.25%	3.35%
	Pay Strike Rate	2.62%	2.62%	2.62%	2.72%	2.72%	2.79%
(1)    For the key assumptions and sensitivity analysis for assets retained from securitizations that we deconsolidated, refer to Note 4 in Part II, Item 8 of this Annual Report.
(2)    As we generally expect our residential loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2023.
(3)    The fair value of fixed-rate senior securities includes $29 million interest-only securities, for which there is no principal at December 31, 2022.
(4)    Our CAFL entities include two bridge loan securitizations with a cumulative outstanding ABS issued balance of $485 million at December 31, 2022, that each have revolving features that end in 2024 and have final maturities in 2029. While the table above presents the repayment of this debt in 2029 upon its legal maturity, the ABS issued may be paid down earlier based on the actual paydown of collateral included in the securitization at the end of the revolving period in 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-121 of this Annual Report on Form 10-K and incorporated herein by reference.
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
As of the end of our 2022 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was effective.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2022, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

ITEM 9B. OTHER INFORMATION
The Company's Board of Directors has set May 23, 2023 as the date for the 2023 annual meeting of stockholders. The meeting will be held in-person at 8:30 a.m. (Pacific) in Tiburon, California. Stockholders of record as of March 27, 2023 will be entitled to vote at that meeting.

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
(3)Exhibits:

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)

3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)

3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)

3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)

3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)

3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)

3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)

3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)

3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)

3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)

3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)

3.1.11	Articles of Amendment of the Registrant, effective May 15, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)

3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)

3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)

3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (filed herewith)

4.1	Description of Redwood Trust, Inc. Common Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 4.1, filed on February 26, 2021)

4.2	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)

Exhibit Number	Exhibit
4.3	Description of Redwood Trust, Inc. 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock (filed herewith)

4.4	Form of Preferred Stock Certificate (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.1, filed on January 13, 2023) (No. 001-13759)
4.5
Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

4.6
Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.7
Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.8
Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

4.9
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.10
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.11
Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.12
Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.13
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.14
Second Supplemental Indenture, dated August 18, 2017, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2023) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on August 18, 2017)

4.15
Third Supplemental Indenture, dated June 25, 2018, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 5.625% Convertible Senior Note due 2024) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.2, filed on June 25, 2018)

4.16
Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc., and Wilmington Trust, National Association, as Trustee, dated as of September 24, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 99.1, filed on September 25, 2019)

4.17
Indenture, dated June 9, 2022, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on June 9, 2022)

9.1
Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2
Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

10.1*	Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (filed herewith)

Exhibit Number	Exhibit
10.2*	Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form or Award Agreement) (filed herewith)

10.3*	Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (filed herewith)

10.4*	Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (filed herewith)

10.5*	Form of Cash Settled Performance Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (filed herewith)

10.6*
Amended and Restated 2014 Incentive Award Plan, as amended through December 16, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on February 26, 2021)

10.7*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2021 Form of Award Agreement for Director Grants) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 7, 2021)

10.8*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on February 26, 2021)

10.9*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 18, 2020)

10.10*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 18, 2020)

10.11*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 18, 2020)

10.12*
Form of Performance Award Agreement (Cash – Performance Vesting) under 2014 Incentive Plan (2020 Form) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 7, 2020)

10.13*
Form of Performance Award Agreement (Cash – Time Vesting) under 2014 Incentive Plan (2020 Form) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 7, 2020)

10.14*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2019 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 13, 2019)

10.15*	Form of Restricted Stock Unit Award Agreement (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Annual 10-K, Exhibit 10.23, filed on March 1, 2019)

10.16*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 17, 2018)

10.17*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 17, 2018)

10.18*	Form of Letter Agreement Amendment to Equity Awards Under 2014 Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 17, 2018)

10.19*
Form of Redwood Trust, Inc. Restricted Stock Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2014)

Exhibit Number	Exhibit
10.20*
Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 8, 2014)

10.21*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 15, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 17, 2019)

10.22*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.23*
First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.24*	Second Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 8, 2018)

10.25*

Third Amendment to Amended and Restated Executive Deferred Compensation Plan, effected as of August 25, 2022 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2022)

10.26*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on May 9, 2019)

10.27*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on March 30, 2022)

10.28*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.29*

Seventh Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Christopher J. Abate and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on November 7, 2022)

10.30*

Fifth Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Dashiell I. Robinson and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on November 7, 2022)

10.31*
Seventh Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Andrew P. Stone and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on November 7, 2022)

10.32*
Second Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Brooke E. Carillo and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on November 7, 2022)

10.33*
Side Letter Agreement, dated as of April 20, 2021, by and between Brooke Carillo and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 7, 2021)

10.34*
Second Amended and Restated Employment Agreement, dated as of November 3, 2022, by and between Sasha G. Macomber and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.6, filed on November 7, 2022)

10.35*	Amended and Restated Employment Agreement, dated as of February 24, 2023, by and between Fred J. Matera and the Registrant (filed herewith)

10.36*
Letter Agreement, between Collin L. Cochrane and the Registrant, dated as of February 28, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.77, filed on March 2, 2020)

10.37*	Redwood Trust, Inc. Change in Control Severance Plan, dated November 3, 2020 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 4, 2021)

10.38	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

Exhibit Number	Exhibit
10.39
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.40
Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.30, filed on February 28, 2018)

10.41
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.42
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.43
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.44
Third Amendment to Lease, effective as of January 22, 2020, between ARTIS HRA Inverness Point, LP (successor-in-interest to MG-Point, LLC), as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on March 2, 2020)

10.45
Fourth Amendment to Lease Agreement, dated as of April 20, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2020)

10.46
Fifth Amendment to Lease Agreement, dated as of July 23, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2020)

10.47

Sixth Amendment to Lease Agreement, dated as of December 4, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.7, filed on August 4, 2021)

10.48
Seventh Amendment to Lease Agreement, dated as of May 21, 2021, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 4, 2021)

10.49
First Amendment to Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 3, 2021 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.42, filed on February 25, 2022)

10.50
Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 18, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on February 26, 2021)

10.51
Distribution Agreement by and among Redwood Trust, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, and JMP Securities LLC, dated November 14, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on November 15, 2018)

10.52
Amendment No. 1 to the Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and JMP Securities LLC, dated May 9, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on May 10, 2019)

10.53
Amendment No. 2 to the Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and JMP Securities LLC, dated March 4, 2020 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on March 6, 2020)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2022, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2022 and 2021;

(ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2022, 2021, and 2020;

(iii) Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2022, 2021, and 2020;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021, and 2020;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and

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

REDWOOD TRUST, INC.

Date: February 28, 2023	By:	/s/ CHRISTOPHER J. ABATE
Christopher J. Abate Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. ABATE	Director and Chief Executive Officer	February 28, 2023
Christopher J. Abate	(Principal Executive Officer)

/s/ BROOKE E. CARILLO	Chief Financial Officer	February 28, 2023
Brooke E. Carillo	(Principal Financial Officer)

/s/ COLLIN L. COCHRANE	Chief Accounting Officer	February 28, 2023
Collin L. Cochrane	(Principal Accounting Officer)

/s/ GREG H. KUBICEK	Director, Chair of the Board	February 28, 2023
Greg H. Kubicek

/s/ ARMANDO FALCON	Director	February 28, 2023
Armando Falcon

/s/ DOUGLAS B. HANSEN	Director	February 28, 2023
Douglas B. Hansen

/s/ DEBORA D. HORVATH	Director	February 28, 2023
Debora D. Horvath

/s/ GEORGE W. MADISON	Director	February 28, 2023
George W. Madison

/s/ GEORGANNE C. PROCTOR	Director	February 28, 2023
Georganne C. Proctor

/s/ DASHIELL I. ROBINSON	Director and President	February 28, 2023
Dashiell I. Robinson

/s/ FAITH A. SCHWARTZ	Director	February 28, 2023
Faith A. Schwartz

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair value measurements of certain real estate securities, and beneficial interests in consolidated Sequoia and Freddie Mac Seasoned Loans Structured Transaction (“SLST”) securitization entities holding residential loans, consolidated CoreVest American Finance Lender (“CAFL”) securitization entities holding business purpose loans, a consolidated securitization entity holding home equity investment contracts, and consolidated Freddie Mac K-Series securitization entities holding multifamily loans
As described further in Note 5 to the consolidated financial statements, the Company owns real estate securities, which are recorded at fair value on a recurring basis.
Some of these real estate securities result in the consolidation of the underlying securitization entities as required by ASC 810, Consolidation. The Company has elected to account for certain consolidated securitization entities as Collateralized Financing Entities (“CFEs”) and has elected to measure the financial assets of its CFEs using the fair value of the financial liabilities issued by those entities, which management has determined to be more observable. The real estate securities and beneficial interests in consolidated securitization entities are priced by the Company utilizing market comparable pricing and discounted cash flow analysis valuation techniques.

We identified the fair value measurements of certain investment securities, specifically certain subordinate securities, as well the beneficial interests in consolidated Sequoia and SLST securitization entities holding residential loans, consolidated CAFL securitization entities holding business purpose loans, a consolidated securitization entity holding home equity investment contracts and consolidated Freddie Mac K-Series securitization entities holding multifamily loans (together, “Investments”) as a critical audit matter.
The principal considerations for our determination that the fair value measurement of these Investments was a critical audit matter are as follows. There is limited observable market data available for these Investments as they trade infrequently and, as such, the fair value measurement requires management to make complex judgments in order to identify and select the significant assumptions, which include one or more of the following: the discount rate, prepayment rate, default rate, home price appreciation and loss severity. In addition, the fair value measurements of the Investments are highly sensitive to changes in the significant assumptions and underlying market conditions and are material to the consolidated financial statements. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurements required significant auditor subjectivity.
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
Realizability of federal deferred tax asset at the taxable REIT subsidiaries (“TRS”)
As described further in Note 3 and Note 23 to the consolidated financial statements, the Company records a valuation allowance to reduce the deferred tax asset when a judgment is made, that is considered more likely than not, that a tax benefit will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that exists. We identified the realizability of the federal deferred tax asset at the TRS to be a critical audit matter.
The principal consideration for our determination that the realizability of the deferred tax asset is a critical audit matter is that the forecast of future taxable income is an accounting estimate subject to a high level of estimation. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the future financial performance at the TRS which is complex in nature and requires significant auditor judgment.
Our audit procedures related to the realizability of the federal deferred tax asset at the TRS included the following, among others. We compared the forecast of future taxable income at the TRS to relevant historical period actual results to evaluate the reasonableness of the forecast. We also compared the forecast of future taxable income to forecasts provided by management in other areas of the audit to evaluate completeness and consistency. We obtained sensitivity analyses performed by management to evaluate how changes in certain assumptions impact the forecast. Further, we compared certain assumptions against available market data to assess consistency of management’s assumptions to current market expectations. In evaluating the future taxable income and realizability of the deferred tax asset, we involved engagement team members possessing specialized skill in income tax matters to assist in evaluating the weighting of positive and negative evidence associated with the need for a valuation allowance.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

Newport Beach, California February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Newport Beach, California February 28, 2023

\

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2022	December 31, 2021
ASSETS (1)
Residential loans, held-for-sale, at fair value	$780,781	$1,845,282
Residential loans, held-for-investment, at fair value	4,832,407	5,747,150
Business purpose loans, held-for-sale, at fair value	364,073	358,309
Business purpose loans, held-for-investment, at fair value	4,968,513	4,432,680
Consolidated Agency multifamily loans, at fair value	424,551	473,514
Real estate securities, at fair value	240,475	377,411
Home equity investments	403,462	192,740
Other investments	390,938	449,229
Cash and cash equivalents	258,894	450,485
Restricted cash	70,470	80,999
Goodwill	23,373	—
Intangible assets	40,892	41,561
Derivative assets	20,830	26,467
Other assets	211,240	231,117
Total Assets	$13,030,899	$14,706,944

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$2,029,679	$2,177,362
Derivative liabilities	16,855	3,317
Accrued expenses and other liabilities	180,203	245,788
Asset-backed securities issued (includes $7,424,132 and $8,843,147 at fair value), net	7,986,752	9,253,557
Long-term debt, net	1,733,425	1,640,833
Total liabilities	11,946,914	13,320,857
Commitments and Contingencies (see Note 17)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 113,484,675 and 114,892,309 issued and outstanding	1,135	1,149
Additional paid-in capital	2,349,845	2,316,799
Accumulated other comprehensive loss	(68,868)	(8,927)
Cumulative earnings	1,153,370	1,316,890
Cumulative distributions to stockholders	(2,351,497)	(2,239,824)
Total equity	1,083,985	1,386,087
Total Liabilities and Equity	$13,030,899	$14,706,944
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2022 and 2021, assets of consolidated VIEs totaled $9,257,291 and $10,661,081, respectively. At December 31, 2022 and 2021, liabilities of consolidated VIEs totaled $8,270,276 and $9,619,347, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, except Share Data)	2022	2021	2020
Interest Income
Residential loans	$250,502	$204,801	$222,746
Business purpose loans	362,481	270,791	217,617
Consolidated Agency multifamily loans	18,938	19,266	54,813
Real estate securities	37,708	54,704	49,605
Other interest income	38,225	25,364	27,135
Total interest income	707,854	574,926	571,916
Interest Expense
Short-term debt	(84,343)	(42,581)	(50,895)
Asset-backed securities issued	(370,219)	(305,801)	(299,708)
Long-term debt	(97,838)	(78,367)	(97,402)
Total interest expense	(552,400)	(426,749)	(448,005)
Net Interest Income	155,454	148,177	123,911
Non-interest (Loss) Income
Mortgage banking activities, net	(13,659)	235,744	78,472
Investment fair value changes, net	(175,558)	128,049	(588,438)
Other income, net	21,204	12,018	4,188
Realized gains, net	5,334	17,993	30,424
Total non-interest (loss) income, net	(162,679)	393,804	(475,354)
General and administrative expenses	(140,908)	(165,218)	(113,498)
Portfolio management costs	(7,951)	(5,758)	(4,204)
Loan acquisition costs	(11,766)	(16,219)	(8,525)
Other expenses	(15,590)	(16,695)	(108,785)
Net (Loss) Income before Benefit from (Provision for) Income Taxes	(183,440)	338,091	(586,455)
Benefit from (Provision for) income taxes	19,920	(18,478)	4,608
Net (Loss) Income	$(163,520)	$319,613	$(581,847)

Basic earnings (loss) per common share	$(1.43)	$2.73	$(5.12)
Diluted earnings (loss) per common share	$(1.43)	$2.37	$(5.12)
Basic weighted average shares outstanding	117,227,846	113,230,190	113,935,605
Diluted weighted average shares outstanding	117,227,846	142,070,301	113,935,605

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Net (Loss) Income	$(163,520)	$319,613	$(581,847)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(64,704)	8,016	(3,951)
Reclassification of unrealized loss (gain) on available-for-sale securities to net (loss) income	636	(16,849)	(12,165)
Net unrealized loss on interest rate agreements	—	—	(32,806)
Reclassification of unrealized loss on interest rate agreements to net income	4,127	4,127	3,188
Total other comprehensive loss	(59,941)	(4,706)	(45,734)
Total Comprehensive (Loss) Income	$(223,461)	$314,907	$(627,581)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2022

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2021	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net loss	—	—	—	—	(163,520)	—	(163,520)
Other comprehensive loss	—	—	—	(59,941)	—	—	(59,941)
Issuance of common stock	5,232,869	52	67,424	—	—	—	67,476
Employee stock purchase and incentive plans	488,388	5	(1,893)	—	—	—	(1,888)
Non-cash equity award compensation	—	—	23,940	—	—	—	23,940
Share repurchases	(7,128,891)	(71)	(56,425)	—	—	—	(56,496)
Common dividends declared ($0.92 per share)	—	—	—	—	—	(111,673)	(111,673)
December 31, 2022	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
For the Year Ended December 31, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	319,613	—	319,613
Other comprehensive loss	—	—	—	(4,706)	—	—	(4,706)
Issuance of common stock	2,503,662	25	34,683	—	—	—	34,708
Employee stock purchase and incentive plans	298,641	3	(1,660)	—	—	—	(1,657)
Non-cash equity award compensation	—	—	18,902	—	—	—	18,902
Share repurchases	—	—	—	—	—	—	—
Common dividends declared ($0.78 per share)	—	—	—	—	—	(91,672)	(91,672)
December 31, 2021	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
For the Year Ended December 31, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net (loss)	—	—	—	—	(581,847)	—	(581,847)
Other comprehensive loss	—	—	—	(45,734)	—	—	(45,734)
Issuance of common stock:	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	434,217	4	(3,956)	—	—	—	(3,952)
Non-cash equity award compensation	—	—	15,298	—	—	—	15,298
Share repurchases	(3,047,335)	(30)	(21,629)	—	—	—	(21,659)
Common dividends declared ($0.725 per share)	—	—	—	—	—	(83,985)	(83,985)
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net (loss) income	$(163,520)	$319,613	$(581,847)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	6,254	(9,789)	8,550
Depreciation and amortization of non-financial assets	15,922	16,784	17,365
Originations of held-for-sale loans	(1,077,262)	(1,258,115)	(1,004,058)
Purchases of held-for-sale loans	(3,841,952)	(13,188,434)	(4,431,468)
Proceeds from sales of held-for-sale loans	4,316,792	8,639,769	4,776,469
Principal payments on held-for-sale loans	196,464	84,244	62,736
Net settlements of derivatives	198,963	44,755	(201,036)
Non-cash equity award compensation expense	23,940	18,902	15,298
Goodwill impairment expense	—	—	88,675
Market valuation adjustments	227,186	(321,433)	541,399
Realized gains, net	(5,334)	(17,993)	(30,424)
Net change in:
Accrued interest receivable and other assets	42,585	(64,835)	301,381
Accrued interest payable and accrued expenses and other liabilities	(79,178)	41,967	(68,507)
Net cash used in operating activities	(139,140)	(5,694,565)	(505,467)
Cash Flows From Investing Activities:
Originations of loan investments	(1,638,554)	(894,908)	(426,404)
Purchases of loan investments	(22,006)	(65,315)	—
Proceeds from sales of loan investments	2,280	9,484	1,574,160
Principal payments on loan investments	2,002,630	2,601,416	2,256,196
Purchases of real estate securities	(15,006)	(68,643)	(112,626)
Sales of securities held in consolidated securitization trusts	—	8,197	142,990
Proceeds from sales of real estate securities	31,729	39,652	658,899
Principal payments on real estate securities	32,735	60,667	27,210
Purchases of servicer advance investments	—	(196,583)	(179,419)
Repayments from servicer advance investments, net	70,589	76,223	107,527
Acquisition of Riverbend, net of cash acquired	(40,636)	—	—
Purchases of HEIs	(248,218)	(133,547)	734
Repayments on HEIs	42,744	—	—
Other investing activities, net	(4,401)	(32,547)	21,147
Net cash provided by investing activities	213,886	1,404,096	4,070,414

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)	Years Ended December 31,
	2022	2021	2020
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	4,842,446	13,235,028	5,496,761
Repayments on short-term debt	(5,963,666)	(11,404,475)	(7,303,543)
Proceeds from issuance of asset-backed securities	1,420,289	4,472,071	1,684,778
Repayments on asset-backed securities issued	(1,453,511)	(1,989,762)	(1,493,438)
Proceeds from issuance of long-term debt	2,154,135	1,455,383	1,473,590
Deferred long-term debt issuance costs paid	(21,115)	(4,089)	(10,244)
Repayments on long-term debt	(1,148,064)	(1,421,662)	(2,974,795)
Net settlements of derivatives	—	—	(84,336)
Net proceeds from issuance of common stock	68,035	21,944	5,881
Payments for repurchase of common stock	(56,496)	—	(21,659)
Taxes paid on equity award distributions	(2,447)	(2,267)	(4,286)
Dividends paid	(111,673)	(91,672)	(83,985)
Other financing activities, net	(4,799)	7,004	3,946
Net cash (used in) provided by financing activities	(276,866)	4,277,503	(3,311,330)
Net (decrease) increase in cash and cash equivalents	(202,120)	(12,966)	253,617
Cash, cash equivalents and restricted cash at beginning of period (1)	531,484	544,450	290,833
Cash, cash equivalents and restricted cash at end of period (1)	$329,364	$531,484	$544,450
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$518,595	$400,836	$456,147
Taxes	4,936	43,144	1,190
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$—	$9,375	$53,276
Retention of mortgage servicing rights from loan securitizations and sales	4,543	7,065	—
Deconsolidation of multifamily loans held in securitization trusts	—	—	(3,849,779)
Deconsolidation of multifamily ABS issued	—	—	(3,706,789)
Transfers from loans held-for-sale to loans held-for-investment	2,949,262	5,026,723	1,868,656
Transfers from loans held-for-investment to loans held-for-sale	—	92,400	64,520
Transfers from residential loans to real estate owned	8,494	40,038	14,229
Issuance of common stock for 5 Arches acquisition	—	13,375	3,375
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	6,977	7,862
Reduction in operating lease liabilities due to lease modification	—	—	1,722

(1)    Cash, cash equivalents, and restricted cash at December 31, 2022 included cash and cash equivalents of $259 million and restricted cash of $70 million; at December 31, 2021 included cash and cash equivalents of $450 million and restricted cash of $81 million; and at December 31, 2020 included cash and cash equivalents of $461 million and restricted cash of $83 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. On March 1, 2019, Redwood completed the acquisition of 5 Arches, LLC ("5 Arches"), at which time 5 Arches became a wholly-owned subsidiary of Redwood. On October 15, 2019, Redwood acquired CoreVest American Finance Lender, LLC and certain affiliated entities ("CoreVest"), at which time CoreVest became wholly owned by Redwood. During 2020, the operations of 5 Arches were subsequently combined with those of CoreVest under the CoreVest brand. On July 1, 2022, Redwood acquired Riverbend Funding, LLC ("Riverbend"), at which time Riverbend became wholly owned by Redwood. The operations of Riverbend were combined with those of CoreVest under the CoreVest brand. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In statements regarding qualification as a REIT, such terms refer solely to Redwood Trust, Inc. Refer to Item 1 - Business in this Annual Report on Form 10-K for additional information on our business.

Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at December 31, 2022 and 2021, and results of operations for all periods presented.
In 2022, we changed the presentation of our Consolidated Balance Sheets to include a new line item "Home equity investments," the balance of which was previously included as a component of the "Other Investments" line item. All applicable prior period amounts presented in this document were conformed to this presentation. Additionally, in 2022, we changed the presentation of our Consolidated Statements of Income (Loss) to include a new line item, "Portfolio management costs," for which amounts were previously included in the "General and Administrative expenses" and "Loan acquisition costs" line items. All prior period amounts presented in this document were conformed to this presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans ("Sequoia"), entities formed in connection with the securitization of CoreVest BPL term and bridge loans ("CAFL") and an entity formed in connection with the securitization of home equity investment contracts ("HEIs"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Consolidated Agency multifamily loans, at fair value, the underlying BPL term and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment, at fair value, and the underlying HEIs at the consolidated HEI securitization entity are shown under Home equity investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 15 for further discussion on ABS issued.
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
Acquisitions
Riverbend Funding, LLC
On July 1, 2022, we acquired Riverbend Funding, LLC ("Riverbend"), a private mortgage lender for residential transitional and commercial real estate investors. Aggregate consideration for this acquisition included an initial cash payment of approximately $44 million (with a remaining estimated provisional purchase consideration payable subject to reconciliation and final settlement), and a potential earnout component to be paid contingent on Riverbend generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. Based on the terms of the merger agreement, we determined that the earnout component should be accounted for as contingent purchase consideration, which was valued at zero on July 1, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 2. Basis of Presentation - (continued)
We accounted for the acquisition of Riverbend under the acquisition method of accounting pursuant to ASC 805. We performed the purchase price allocations and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of each acquisition date, with the excess of the purchase price allocated to goodwill. The following table summarizes our purchase price allocations related to the acquisition of Riverbend through December 31, 2022.
Table 2.1 – Purchase Price Allocations

(In Thousands)	Riverbend
Acquisition Date	July 1, 2022
Purchase price:
Cash	$44,126
Provisional consideration payable	153
Total consideration	$44,279

Allocated to:
Business purpose loans, at fair value	$59,748
Other investments	2,443
Cash and cash equivalents	3,490
Other assets	12,982
Goodwill	23,373
Intangible assets	13,300
Total assets acquired	115,336
Short-term debt, net	67,423
Accrued expenses and other liabilities	3,634
Total liabilities assumed	71,057
Total net assets acquired	$44,279
We recognized $1 million of acquisition costs related to our acquisition of Riverbend during the year ended December 31, 2022. These costs primarily related to accounting, consulting, and legal expenses and are included in our General and administrative expenses on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 2. Basis of Presentation - (continued)
In connection with the acquisition of Riverbend on July 1, 2022, and of 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $13 million, $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at December 31, 2022 and 2021.
Table 2.2 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2022	Carrying Value at December 31, 2022	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(21,547)	$34,753	7
Broker network	18,100	(13,877)	4,223	5
Non-compete agreements	11,400	(9,817)	1,583	3
Tradenames	4,400	(4,067)	333	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(53,708)	$40,892	6

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2021	Carrying Value at December 31, 2021	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(14,291)	$31,009	7
Broker network	18,100	(10,257)	7,843	5
Non-compete agreements	9,500	(7,597)	1,903	3
Tradenames	4,000	(3,194)	806	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(39,739)	$41,561	6
All of our intangible assets are amortized on a straight-line basis. For the years ended December 31, 2022 and 2021, we recorded intangible asset amortization expense of $14 million and $15 million, respectively. Estimated future amortization expense is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	December 31, 2022
2023	$12,429
2024	9,412
2025	8,426
2026	6,696
2027	1,571
2028 and thereafter	2,358
Total Future Intangible Asset Amortization	$40,892
On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at December 31, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 2. Basis of Presentation - (continued)
We recorded total goodwill of $23 million during the year ended December 31, 2022 as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. The goodwill was attributed to the expected business synergies and expansion into new business purpose loan markets, as well as access to the knowledgeable and experienced workforce continuing to provide complementary sourcing of assets for the business. We expect $23 million of this goodwill to be deductible for tax purposes. For reporting purposes, we included the intangible assets and goodwill from these acquisitions within our Business Purpose Mortgage Banking segment.
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic (the "pandemic"), and its impact on our business, we concluded that the fair value of our Business Purpose Mortgage Banking reporting unit was less than its carrying value, including goodwill, and we recorded a non-cash $89 million goodwill impairment expense through Other expenses on our consolidated statements of income (loss). In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment at March 31, 2020 and determined they were not impaired.
Table 2.4 – Goodwill - Activity

	Year Ended December 31,
(In Thousands)	2022	2021
Beginning Balance	$—	$—
Goodwill recognized from acquisition	23,373	—
Impairment	—	—
Ending Balance	$23,373	$—
The potential liability resulting from the contingent consideration arrangement with Riverbend was recorded at its acquisition-date fair value of zero as part of the total consideration for the acquisition of Riverbend. At December 31, 2022, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income (loss). During the year ended December 31, 2022, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 17 for additional information on our contingent consideration liability.
The following unaudited pro forma financial information presents Net interest income, Non-interest (loss) income, and Net (loss) income of Redwood, as if the acquisition of Riverbend occurred as of January 1, 2021. These pro forma amounts have been adjusted to include the amortization of intangible assets for all periods. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisition had been completed as of January 1, 2021 and should not be taken as indicative of our future consolidated results of operations.
Table 2.5 – Unaudited Pro Forma Financial Information

	Year Ended December 31,
(In Thousands)	2022	2021
Supplementary pro forma information:
Net interest income	$159,404	$151,982
Non-interest (loss) income	(154,934)	405,092
Net (loss) income	(161,599)	322,959
During the period from July 1, 2022 to December 31, 2022, Riverbend had net interest income of $1 million, non-interest income of $2 million, and a net loss of $2 million, which included intangible asset amortization expense of $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
We elect the fair value option for certain residential loans, business purpose loans, interest-only (“IO”) and certain subordinate securities, MSRs, servicer advance investments, HEI, and certain of our other investments. We generally elect the fair value option for residential and business purpose loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term and for BPL bridge loans due to their shorter duration. We elect the fair value option for our IO and certain subordinate securities, and MSRs, for which we may hedge market interest rate risk. In addition, we elect the fair value option for the assets and liabilities of our consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, CAFL Term, and HEI entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 5 for further discussion on the fair value option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Business Purpose Loans
We originate and purchase business purpose loans (also referred to as business purpose lending ("BPL") loans), for subsequent securitization, sale, or transfer into our investment portfolio. Business purpose loans are loans to investors in single-family rental and multifamily housing properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (generally include loans with maturities between 12 and 36 months). Single-family rental loans are mortgage loans secured by residential real estate (primarily 1-4 unit) that the borrower owns as an investment property and rents to residential tenants. BPL bridge loans are mortgage loans which are generally secured by unoccupied residential or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed.
Business Purpose Loans Held-for-Sale at Fair Value – we classify business purpose loans as held-for-sale at fair value when we originate or purchase these loans with the intent to transfer the loans to securitization entities or sell the loans to third parties. Coupon interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value are recurring and reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
Business Purpose Loans Held-for-Investment at Fair Value – we classify business purpose loans as held-for-investment at fair value if we intend to hold these loans to maturity. Coupon interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value for these loans are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.

In addition, we record loans held at consolidated CAFL Term entities at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Coupon interest for these loans is recognized as revenue based on amounts expected to be paid to the securities issued by these entities. Changes in fair value for these loans and related ABS are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 3. Summary of Significant Accounting Policies - (continued)
Consolidated Agency Multifamily Loans, Held-for-Investment at Fair Value
Multifamily loans are mortgage loans secured by multifamily properties, held in a Freddie Mac-sponsored K-series securitization trust that we consolidate. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by the Freddie Mac K-Series entity (which we determined to be more observable) to determine the fair value of the loans. Coupon interest for these loans is recognized as revenue based on amounts expected to be paid to the securities issued by this entity. Changes in fair value for the loans and related ABS are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.
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
See Note 17 for further discussion on the residential repurchase reserves.
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
December 31, 2022

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
Home Equity Investment Contracts
We invest in home equity investment contracts from third-party originators under flow purchase agreements. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by a deed of trust or a mortgage. Our investments in HEIs allow us to share in both home price appreciation and depreciation of the associated property. We have elected to record these investments at fair value and report changes in fair value through Investment fair value changes, net on our consolidated statements of income (loss).
In addition, we record HEIs held at a consolidated HEI securitization entity at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by this entity (which we determined to be more observable) to determine the fair value of the HEIs held at this entity. Changes in fair value of the HEI assets held by this entity and the ABS issued by this entity (including the interest expense component of the ABS issued) are recorded through investment fair value changes, net on our consolidated statements of income (loss).
See Note 10 for further discussion on HEIs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
See Note 11 for further discussion on our servicer advance investments.
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
Investments accounted for under the fair value option are carried at fair value with periodic changes in value recorded through Investment fair value changes, net on our consolidated statements of income (loss). For non-marketable securities, we utilize the equity method of accounting when we are able to exert significant influence over but do not control the activities of the investee. Under the equity method of accounting, we generally elect to record our share of earnings or losses from equity-method investments on a one-quarter lag, based on availability of financial information from investees, and we assess our investments for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable. Income from equity-method investments is recorded in Other income, net on our consolidated statements of income (loss). Under the measurement alternative, the carrying value of our investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded as a component of Other income, net on our consolidated statements of income (loss).
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
See Note 11 for further discussion on excess MSRs.
MSRs
We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we acquired and subsequently transferred to third parties when the transfer meets the GAAP criteria for sale accounting, or through the direct acquisition of MSRs sold by third parties.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 3. Summary of Significant Accounting Policies - (continued)
We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRs, and they are initially recognized and subsequently carried at their estimated fair values. Servicing fee income from MSRs is recorded on a cash basis when received. Net servicing income and changes in the estimated fair value of MSRs are reported in Other income, net on our consolidated statements of income (loss).
See Note 11 for further discussion on MSRs.
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
Goodwill is tested for impairment annually or more frequently if indicators of impairment exist. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. Pursuant to our adoption of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" in the first quarter of 2020, we modified our goodwill impairment testing policy. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If, based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, we measure the fair value of the reporting unit and record a goodwill impairment charge for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. Any such impairment charges would be recorded through Other expenses on our consolidated statements of income (loss).
Derivative Financial Instruments
Derivative financial instruments we typically utilize include swaps, swaptions, financial futures contracts, and “To Be Announced” (“TBA”) contracts. These derivatives are primarily used to manage interest rate risk associated with our operations. In addition, we enter into certain residential loan purchase commitments (“LPCs”) and interest rate lock commitments ("IRLCs") that are treated as derivatives for financial reporting purposes. All derivative financial instruments are recorded at their estimated fair value on our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets, and derivatives with negative fair values to us are reported as liabilities. We classify each derivative as either (i) a trading instrument (no specific hedging designation

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 3. Summary of Significant Accounting Policies - (continued)
for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).
Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income (loss) through Other income, net if they are used to manage risks associated with our MSR investments, through Mortgage banking activities, net if they are used to manage risks associated with our mortgage banking activities, or through Investment fair value changes, net if they are used to manage risks associated with our investments. Valuation changes related to residential LPCs and IRLCs are included in Mortgage banking activities, net on our consolidated statements of income (loss).
Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in Accumulated other comprehensive (loss) income, a component of equity on our consolidated balance sheets. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income (loss). We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged item.
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
Swaps and Swaptions
Interest rate swaps are agreements in which (i) one counterparty exchanges a stream of fixed interest payments for another counterparty’s stream of variable interest cash flows; or (ii) each counterparty exchanges variable interest cash flows that are referenced to different indices. Interest rate swaptions are agreements that provide the owner the right but not the obligation to enter into an underlying interest rate swap with a counterparty in the future. We enter into swaps and swaptions primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.
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
Loan Purchase Commitments
We use the term LPCs to refer to agreements with third-party residential loan originators to purchase residential loans at a future date that qualify as a derivative under GAAP. LPCs are recorded at their estimated fair values on our consolidated balance sheets and changes in fair value are recurring and are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 3. Summary of Significant Accounting Policies - (continued)
Interest Rate Lock Commitments
IRLCs are agreements we have made with third-party borrowers for business purpose loans that will be originated and held for sale. IRLCs qualify as derivatives under GAAP and are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
See Note 12 for further discussion on derivative financial instruments.
Deferred Tax Assets and Liabilities
Our deferred tax assets/liabilities are generated by temporary differences in GAAP income and taxable income at our taxable REIT subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax purposes, such as accounting for mortgage servicing rights, security discount and premium amortization, credit losses, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP purposes. When this occurs, we pay the tax liability as required and establish a deferred tax asset. As the income is subsequently realized in future periods for GAAP purposes, the deferred tax asset is reduced. We may also recognize GAAP income in periods prior to when we recognize income for tax purposes. When this occurs, we establish a deferred tax liability. As the income is subsequently realized in future periods for tax purposes, the deferred tax liability is reduced.
We may also record deferred tax assets/liabilities resulting from differences in GAAP basis and tax basis of assets and liabilities acquired in a business combination at our taxable REIT subsidiaries. These deferred tax assets/liabilities generally do not affect our GAAP income at the time of establishment as the offsetting accounting entry is recorded in GAAP goodwill. They also do not generally affect GAAP income when they are subsequently realized, as the deferred tax provision or benefit resulting from the realization is offset by a corresponding current tax benefit or provision.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected future taxable income and capital gains as well as tax planning strategies in making this assessment. We determine the extent to which realization of deferred assets is not assured and establish a valuation allowance accordingly. The estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.
Other Assets and Other Liabilities
Other assets primarily consists of accrued interest receivable, investment receivable, deferred tax assets, REO, operating lease right-of-use assets, margin receivable, and fixed assets and leasehold improvements. Other liabilities primarily consists of accrued compensation, margin payable, accrued interest payable, payable to non-controlling interests, guarantee obligations, operating lease liabilities, deferred tax liabilities, and residential loan and MSR repurchase reserves. See Note 13 for further discussion.
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
December 31, 2022

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
Income from cash payments received under the first Fannie Mae risk-sharing arrangement and income related to the amortization of the guarantee obligations of all three arrangements are recorded in Other income, net and market valuation changes of the guarantee asset are recorded in Investment fair value changes, net on our consolidated statements of income (loss).
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2022 and 2021, assets of such SPEs totaled $30 million and $34 million, respectively, and liabilities of such SPEs totaled $6 million and $7 million, respectively.
See Note 17 for further discussion on loss contingencies — risk-sharing.
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
December 31, 2022

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
Payable to Non-Controlling Interests
Payable to non-controlling interests includes amounts payable to third parties, representing their interest in our consolidated Servicing Investment and HEI securitization entities.
See Note 10 and Note 11 for further discussion of HEIs and Other investments, respectively, and Note 13 for further discussion on other assets and other liabilities.
Short-Term Debt
Short-term debt includes borrowings that expire within one year with various counterparties under master repurchase agreements, warehouse financing facilities, and other forms of borrowings. These borrowings are typically collateralized by cash, loans, HEIs, or securities, and in some cases may be unsecured, such as the current portion of long-term debt. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us. Short-term debt also includes non-recourse short-term borrowings used to finance servicer advance investments.
See Note 14 for further discussion on short-term debt.
Asset-Backed Securities Issued
ABS issued represents asset-backed securities issued through the Legacy Sequoia, Sequoia, Freddie Mac K-Series, Freddie Mac SLST, CAFL, and HEI securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. In accordance with accounting guidance for CFEs, we account for the ABS issued under certain of our consolidated entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net on our consolidated statements of income (loss).
In 2021 and 2022, we consolidated the assets and liabilities of securitization entities formed in connection with the securitization of CoreVest BPL bridge loans. In 2020, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts, through the transfer of these financial assets to a re-securitization trust that we sponsored. We account for the ABS issued by the CAFL bridge securitization trusts and the re-securitization trust at amortized cost.
See Note 15 for further discussion on ABS issued.
Long-Term Debt
Recourse Subordinate Securities Financing Facilities
Borrowings under our recourse subordinate securities financing facilities are secured by real estate securities and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 16 for further discussion on our subordinate securities financing facilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 3. Summary of Significant Accounting Policies - (continued)
Non-Recourse Business Purpose Loan Financing Facilities
Borrowings under our non-recourse business purpose loan financing facilities are secured by BPL bridge loans and other BPL investments and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 16 for further discussion on our non-recourse business purpose loan financing facilities.
Recourse Business Purpose Loan Financing Facilities
Borrowings under our recourse business purpose loan financing facilities are secured by BPL term and bridge loans and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 16 for further discussion on our recourse business purpose loan financing facilities.
Convertible Notes
Convertible notes include unsecured convertible and exchangeable debt that are carried at their unpaid principal balance net of any unamortized deferred issuance costs. Interest on the notes is payable semiannually until such time the notes mature or are converted or exchanged into shares. If converted or exchanged by a holder, the holder of the notes would receive shares of our common stock. Our convertible notes are initially classified as long-term based on their original maturities, and are reclassified to short-term debt when their remaining term becomes less than one year.
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
December 31, 2022

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
See Note 18 for further discussion on equity.
Incentive Plans
In May 2020, our shareholders approved an amendment to the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which increased the number of shares available under the Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, stock payments, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Deferred stock units, restricted stock units, and restricted stock awards have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is generally amortized over the vesting period on a straight-line basis. We have elected to account for forfeitures on employee equity awards as they occur.
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
401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2022, 2021, and 2020 were $2 million, $1 million, and $1 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
See Note 19 for further discussion on equity compensation plans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Recent Accounting Pronouncements
Newly Adopted Accounting Standard Updates ("ASUs")
In December 2022, the FASB issued ASU 2022-06, "Reference rate reform (topic 848) - Deferral of the sunset date of topic 848." This new guidance defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period.
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)." This new guidance simplifies the accounting for convertible debt by reducing the number of accounting models to separately present certain conversion features in equity. This new guidance is effective for fiscal years beginning after December 31, 2021. We adopted this new guidance by the required date and accounted for our June 2022 issuance of convertible notes in accordance with this guidance. Under this new guidance, and based on the provisions of this specific series of convertible notes, the calculation of dilutive shares under the "if-converted" method differs from our other outstanding series of convertible notes.
Other Recent Accounting Pronouncements Pending Adoption
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
December 31, 2022

Note 3. Summary of Significant Accounting Policies - (continued)
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through December 31, 2022, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
We have an established cross-functional group that has evaluated our exposure to LIBOR, reviewed relevant contracts and has monitored regulatory updates to assess the potential impact to our business, processes and technology from the ultimate full cessation of LIBOR in 2023, and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability with LIBOR exposure. At December 31, 2022, our primary LIBOR exposure included the following: $745 million of BPL bridge loans and $140 million of trust preferred securities and subordinated notes debt. In early 2022, we began benchmarking all newly originated BPL bridge loans to SOFR. The LIBOR-indexed BPL bridge loans we have outstanding have fallback provisions for benchmark replacement, and given their short duration, we also expect most of them to be repaid before the LIBOR cessation date. Additionally, as a result of legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2022 and 2021.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2022 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$14,625	$—	$14,625	$—	$(5,944)	$8,681
TBAs	1,893	—	1,893	(1,873)	—	20
Futures	3,976	—	3,976	(57)	—	3,919
Total Assets	$20,494	$—	$20,494	$(1,930)	$(5,944)	$12,620

Liabilities (2)
Interest rate agreements	$—	$—	$—	$—	$—	$—
TBAs	(16,784)	—	(16,784)	1,873	4,518	(10,393)
Futures	(57)	—	(57)	57	—	—
Loan warehouse debt	(224,695)	—	(224,695)	224,695	—	—
Total Liabilities	$(241,536)	$—	$(241,536)	$226,625	$4,518	$(10,393)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 3. Summary of Significant Accounting Policies - (continued)
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral (continued)

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
(2)Interest rate agreements, TBAs, and futures are components of derivative instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by certain residential and/or business purpose loans, is a component of Short-term debt and/or Long-term debt on our consolidated balance sheets.
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
December 31, 2022

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
Analysis of Consolidated VIEs
At December 31, 2022, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At December 31, 2022, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 11 for a further description of these entities and the investments they hold and Note 13 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 14 for additional information on the servicer advance financing.
During 2021, we consolidated a HEI securitization entity formed to invest in HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At December 31, 2022 and December 31, 2021, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 13 for additional information on non-controlling interests in the entity. We consolidate the HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 4. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2022	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$184,932	$3,190,417	$—	$1,457,058	$—	$—	$—	$4,832,407
Business purpose loans, held-for-investment	—	—	3,461,367	—	—	—	—	3,461,367
Consolidated Agency multifamily loans	—	—	—	—	424,551	—	—	424,551
Home equity investments	—	—	—	—	—	—	132,627	132,627
Other investments	—	—	—	—	—	301,213	—	301,213
Cash and cash equivalents	—	—	710	—	—	12,765	—	13,475
Restricted cash	69	73	26,296	—	—	—	3,424	29,862
Accrued interest receivable	284	11,227	18,102	5,144	1,293	342	—	36,392
Other assets	637	—	14,265	2,898	—	7,547	50	25,397
Total Assets	$185,922	$3,201,717	$3,520,740	$1,465,100	$425,844	$321,867	$136,101	$9,257,291
Short-term debt	$—	$—	$—	$—	$—	$206,510	$—	$206,510
Accrued interest payable	282	8,880	10,918	3,561	1,167	492	—	25,300
Accrued expenses and other liabilities	—	81	4,559	—	—	24,745	22,329	51,714
Asset-backed securities issued	184,191	2,971,109	3,115,807	1,222,150	392,785	—	100,710	7,986,752
Total Liabilities	$184,473	$2,980,070	$3,131,284	$1,225,711	$393,952	$231,747	$123,039	$8,270,276

Value of our investments in VIEs(1)	1,285	219,299	385,927	237,807	31,767	90,120	13,062	979,267
Number of VIEs	20	17	19	3	1	3	1	64

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 4. Principles of Consolidation - (continued)
Table 4.1 – Assets and Liabilities of Consolidated VIEs (Continued)

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
(1)Value of our investments in VIEs, as presented in this table, represents the fair value of our economic interests in the VIEs only for consolidated VIEs we account for under the CFE election. CAFL includes BPL term loan securitizations we account for under the CFE election and two BPL bridge loan securitizations for which we did not make the CFE election. As of December 31, 2022 and December 31, 2021, the fair value of our interests in the CAFL Term securitizations were $304 million and $302 million, respectively, and the remaining values were associated with our interests in the CAFL Bridge securitizations, for which the ABS issued is carried at amortized historical cost. Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a resecuritization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. As of December 31, 2022 and December 31, 2021, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $323 million and $445 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 4. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the years ended December 31, 2022, 2021 and 2020.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Year Ended December 31, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$5,672	$126,120	$248,220	$65,821	$18,938	$31,185	$—	$495,956
Interest expense	(5,206)	(111,060)	(184,069)	(52,901)	(17,407)	(9,570)	—	(380,213)
Net interest income	466	15,060	64,151	12,920	1,531	21,615	—	115,743
Non-interest income
Investment fair value changes, net	(1,302)	(23,818)	(34,749)	(76,777)	110	(12,953)	2,915	(146,574)
Other income	—	—	1,014	—	—	—	—	1,014
Total non-interest income, net	(1,302)	(23,818)	(33,735)	(76,777)	110	(12,953)	2,915	(145,560)
General and administrative expenses	—	—	—	—	—	(189)	—	(189)
Other expenses	—	—	—	—	—	(1,695)	—	(1,695)
Income (Loss) from Consolidated VIEs	$(836)	$(8,758)	$30,416	$(63,857)	$1,641	$6,778	$2,915	$(31,701)

	Year Ended December 31, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$4,709	$74,025	$207,202	$76,287	$19,266	$18,803	$—	$400,292
Interest expense	(3,040)	(59,949)	(160,618)	(64,635)	(17,686)	(4,867)	—	(310,795)
Net interest income	1,669	14,076	46,584	11,652	1,580	13,936	—	89,497
Non-interest income
Investment fair value changes, net	(1,558)	14,176	8,521	62,374	11,599	(5,209)	218	90,121
Other income	—	—	72	—	—	—	—	72
Total non-interest income, net	(1,558)	14,176	8,593	62,374	11,599	(5,209)	218	90,193
General and administrative expenses	—	—	—	—	—	(283)	—	(283)
Other expenses	—	—	—	—	—	(1,689)	—	(1,689)
Income from Consolidated VIEs	$111	$28,252	$55,177	$74,026	$13,179	$6,755	$218	$177,718

	Year Ended December 31, 2020
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$9,061	$87,093	$136,950	$85,609	$54,813	$17,665	$—	$391,191
Interest expense	(5,945)	(73,643)	(105,732)	(66,859)	(51,521)	(6,441)	—	(310,141)
Net interest income	3,116	13,450	31,218	18,750	3,292	11,224	—	81,050
Non-interest income
Investment fair value changes, net	(1,512)	(13,244)	(39,574)	(21,160)	(81,039)	(11,327)	—	(167,856)
Total non-interest income, net	(1,512)	(13,244)	(39,574)	(21,160)	(81,039)	(11,327)	—	(167,856)
General and administrative expenses	—	—	—	—	—	(867)	—	(867)
Other expenses	—	—	—	—	—	193	—	193
Income (Loss) from Consolidated VIEs	$1,604	$206	$(8,356)	$(2,410)	$(77,747)	$(777)	$—	$(87,480)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 4. Principles of Consolidation - (continued)
We consolidate the assets and liabilities of certain Sequoia, CAFL and HEI securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia, CAFL and HEI entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or our subordinate investments in, each entity including rights to direct loss mitigation activities; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia, CAFL and HEI entities in accordance with GAAP.

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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of December 31, 2022 and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the year ended December 31, 2022, we called three of our unconsolidated Sequoia entities, and purchased $102 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized $0.3 million of gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). At December 31, 2022, we held $153 million of loans for sale at fair value that were acquired following the calls, of which $135 million were committed to a sale that settled January 2023.
The following table presents information related to securitization transaction that occurred during the years ended December 31, 2022 and 2021.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2022	2021
Principal balance of loans transferred	$—	$1,231,803
Trading securities retained, at fair value	—	7,774
AFS securities retained, at fair value	—	1,600

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 4. Principles of Consolidation - (continued)
The following table summarizes the cash flows during the years ended December 31, 2022 and 2021 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2022	2021
Proceeds from new transfers	$—	$1,266,063
MSR fees received	3,069	5,003
Funding of compensating interest, net	(45)	(160)
Cash flows received on retained securities	22,866	47,596
The following table presents the key weighted average assumptions used to value securities retained at the date of securitization for securitizations completed during 2022 and 2021.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31, 2022		Year Ended December 31, 2021
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	11%	11%
Discount rates	N/A	N/A	15%	6%
Credit loss assumptions	N/A	N/A	0.23%	0.23%
The following table presents additional information at December 31, 2022 and 2021, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2022	December 31, 2021
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$28,722	$18,214
Subordinate securities, classified as AFS	74,367	127,542
Mortgage servicing rights	11,589	6,450
Maximum loss exposure (1)	$114,678	$152,206
Assets transferred:
Principal balance of loans outstanding	$4,052,922	$4,959,234
Principal balance of loans 30+ days delinquent	27,739	30,594
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
December 31, 2022

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2022 and 2021.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2022	$11,589	$28,722	$74,367
Expected life (in years) (2)	7	7	16
Prepayment speed assumption (annual CPR) (2)	8%	10%	8%
Decrease in fair value from:
10% adverse change	$311	$970	$386
25% adverse change	779	2,344	907
Discount rate assumption (2)	11%	12%	9%
Decrease in fair value from:
100 basis point increase	$430	$980	$7,198
200 basis point increase	832	1,894	13,394
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$31
25% higher losses	N/A	N/A	76

December 31, 2021	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2021	$6,450	$18,214	$127,542
Expected life (in years) (2)	3	4	5
Prepayment speed assumption (annual CPR) (2)	29%	23%	32%
Decrease in fair value from:
10% adverse change	$447	$1,130	$531
25% adverse change	1,020	2,596	1,440
Discount rate assumption (2)	12%	16%	5%
Decrease in fair value from:
100 basis point increase	$152	$426	$4,801
200 basis point increase	297	829	9,139
Credit loss assumption (2)	N/A	0.35%	0.35%
Decrease in fair value from:
10% higher losses	N/A	N/A	$1,528
25% higher losses	N/A	N/A	3,819

(1)Senior securities included $29 million and $18 million of interest-only securities at December 31, 2022 and 2021, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 4. Principles of Consolidation - (continued)

Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2022 and 2021, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	December 31, 2022	December 31, 2021
Mortgage-Backed Securities
Senior	$145	$3,572
Subordinate	137,241	228,083
Total Mortgage-Backed Securities	137,386	231,655
Excess MSR	7,082	10,400
Total Investments in Third-Party Sponsored VIEs	$144,468	$242,055
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
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2022 and 2021.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$780,781	$780,781	$1,845,248	$1,845,248
Residential loans, held-for-investment, at fair value	4,832,407	4,832,407	5,747,150	5,747,150
Business purpose loans, held-for-sale, at fair value	364,073	364,073	358,309	358,309
Business purpose loans, held-for-investment, at fair value	4,968,513	4,968,513	4,432,680	4,432,680
Consolidated Agency multifamily loans, at fair value	424,551	424,551	473,514	473,514
Real estate securities, at fair value	240,475	240,475	377,411	377,411
Servicer advance investments (1)	269,259	269,259	350,923	350,923
MSRs (1)	25,421	25,421	12,438	12,438
Excess MSRs (1)	39,035	39,035	44,231	44,231
HEIs	403,462	403,462	192,740	192,740
Other investments (1)	6,155	6,155	12,663	12,663
Cash and cash equivalents	258,894	258,894	450,485	450,485
Restricted cash	70,470	70,470	80,999	80,999
Derivative assets	20,830	20,830	26,467	26,467
REO (2)	6,455	4,185	36,126	39,272
Margin receivable (2)	13,802	13,802	7,269	7,269
Liabilities
Short-term debt (3)	$1,853,664	$1,853,664	$2,177,362	$2,177,362
Margin payable (4)	5,944	5,944	24,368	24,368
Guarantee obligations (4)	6,344	4,738	7,459	7,133
HEI securitization non-controlling interest	22,329	22,329	17,035	17,035
Derivative liabilities	16,855	16,855	3,317	3,317
ABS issued net
at fair value	7,424,132	7,424,132	8,843,147	8,843,147
at amortized cost	562,620	524,768	410,410	410,471
Other long-term debt, net (5)	1,077,200	1,069,946	988,483	989,570
Convertible notes, net (5)	693,473	638,049	513,629	537,300
Trust preferred securities and subordinated notes, net (5)	138,767	83,700	138,721	97,650
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
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
During the years ended December 31, 2022 and 2021, we elected the fair value option for $5 million and $59 million of securities, respectively, $3.70 billion and $12.92 billion of residential loans (principal balance), respectively, and $2.90 billion and $2.22 billion of business purpose loans (principal balance), respectively. Additionally, during the years ended December 31, 2022 and 2021, we elected the fair value option for $248 million and $155 million of HEIs, respectively, and $9 million and $15 million of Other Investments, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities, fixed-rate securities rated investment grade or higher and HEIs.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2022 and 2021, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,613,157	$—	$—	$5,613,157
Business purpose loans	5,332,586	—	—	5,332,586
Consolidated Agency multifamily loans	424,551	—	—	424,551
Real estate securities	240,475	—	—	240,475
Servicer advance investments	269,259	—	—	269,259
MSRs	25,421	—	—	25,421
Excess MSRs	39,035	—	—	39,035
HEIs	403,462	—	—	403,462
Other investments	6,155	—	—	6,155
Derivative assets	20,830	5,869	14,625	336

Liabilities
HEI securitization non-controlling interest	$22,329	$—	$—	$22,329
Derivative liabilities	16,855	16,841	—	14
ABS issued	7,424,132	—	—	7,424,132

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

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

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2021	$7,592,398	$4,790,989	$473,514	$170,619	$206,792	$350,923	$44,231	$192,740	$25,101
Acquisitions	3,692,104	181,814	—	5,006	10,000	—	—	248,218	8,638
Originations	—	2,715,817	—	—	—	—	—	—	—
Sales	(3,830,318)	(495,472)	—	(31,729)	—	—	—	—	(3,299)
Principal paydowns	(866,474)	(1,324,640)	(7,975)	(1,347)	(31,390)	(70,589)	—	(42,744)	(158)
Gains (losses) in net income (loss), net	(970,241)	(531,947)	(40,987)	(34,220)	13,660	(11,075)	(5,196)	5,248	9,873
Unrealized losses in OCI, net	—	—	—	—	(66,916)	—	—	—	—
Other settlements, net (1)	(4,312)	(3,975)	—	—	—	—	—	—	(8,579)
Ending balance - December 31, 2022	$5,613,157	$5,332,586	$424,552	$108,329	$132,146	$269,259	$39,035	$403,462	$31,576

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2021	$4,130	$17,035	$8,843,147
Acquisitions	—	—	1,205,289
Principal paydowns	—	—	(1,394,000)
Gains (losses) in net income (loss), net	(55,209)	5,294	(1,230,304)
Other settlements, net (1)	51,401	—	—
Ending balance - December 31, 2022	$322	$22,329	$7,424,132

	Assets
(In Thousands)	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	MSRs and Other Investments
Beginning balance - December 31, 2020	$4,249,014	$4,136,353	$492,221	$125,667	$218,458	$231,489	$34,418	$42,440	$27,662
Acquisitions	13,139,907	136,685	—	58,917	19,100	196,583	17,830	155,023	15,215
Originations	—	2,150,539	—	—	—	—	—	—	—
Sales	(8,449,328)	(211,113)	—	(34,802)	(4,785)	—	—	—	—
Principal paydowns	(1,360,649)	(1,307,566)	(7,639)	(2,713)	(57,953)	(76,223)	—	(19,395)	(14,751)
Gains (losses) in net income, net	16,688	(77,357)	(11,068)	23,550	40,735	(926)	(8,017)	13,774	(2,846)
Unrealized gains in OCI, net	—	—	—	—	(8,763)	—	—	—	—
Other settlements, net (1)	(3,234)	(36,552)	—	—	—	—	—	898	(179)
Ending balance - December 31, 2021	$7,592,398	$4,790,989	$473,514	$170,619	$206,792	$350,923	$44,231	$192,740	$25,101

		Liabilities
(In Thousands)	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
Beginning balance - December 31, 2020	$14,450	$—	$6,900,362
Acquisitions	—	16,639	4,202,070
Principal paydowns	—	—	(1,922,313)
Gains (losses) in net income, net	10,437	396	(336,972)
Other settlements, net (1)	(20,757)	—	—
Ending balance - December 31, 2021	$4,130	$17,035	$8,843,147
(1)     Other settlements, net for residential and business purpose loans represents the transfer of loans to REO, for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential and business purpose loans, and for MSRs and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2022, 2021, and 2020. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2022, 2021, and 2020 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2022, 2021, and 2020 Included in Net Income

	Included in Net Income (Loss)
	Years Ended December 31,
(In Thousands)	2022	2021	2020
Assets
Residential loans at Redwood	$(43,019)	$5,886	$1,138
Business purpose loans	(31,927)	9,444	9,420
Net investments in consolidated Sequoia entities (1)	(25,563)	12,455	(14,646)
Net investments in consolidated Freddie Mac SLST entities (1)	(76,811)	62,124	(21,220)
Net investments in consolidated Freddie Mac K-Series entities (1)	110	11,599	(9,309)
Net investments in consolidated CAFL Term entities (1)	(34,899)	8,198	(37,062)
Net investment in consolidated HEI securitization entity (1)	8,210	614	—
Trading securities	(34,027)	738	(83,327)
Available-for-sale securities	(2,540)	—	(388)
Servicer advance investments	(11,076)	(926)	(8,902)
MSRs	9,804	629	(17,545)
Excess MSRs	(5,196)	(8,017)	(8,302)
HEIs at Redwood	(670)	212	(1,884)
Other investments	(901)	(6)	(285)
Loan purchase and interest rate lock commitments	336	4,633	15,027

Liabilities
Non-controlling interest in consolidated HEI entity	$(5,294)	$(396)	$—
Loan purchase commitments	$(14)	$(503)	$(577)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income (loss) related to securitized loans, securitized HEIs, and the associated ABS issued at our consolidated securitization entities held at December 31, 2022, 2021, and 2020, which, netted together represent the change in value of our investments at the consolidated VIEs, under CFE election, excluding REO.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2022 and 2021. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at December 31, 2022 and 2021.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2022
Assets
Strategic Investments	$17,600	$—	$—	$17,600	$9,965
					Gain (Loss) for Year Ended
December 31, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2021
Assets
REO	$588	$—	$—	$588	$(217)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income (loss) for the years ended December 31, 2022, 2021, and 2020.
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(77,192)	$73,332	$(15,477)
Residential loan purchase and commitments	(54,484)	10,401	56,761
BPL term loans held-for-sale, at fair value	(91,025)	63,206	82,169
BPL term loan interest rate lock commitments	(666)	666	341
BPL bridge loans	3,026	8,253	(4,998)
Trading securities (1)	4,249	(352)	(4,535)
Risk management derivatives, net	157,444	41,060	(47,779)
Total mortgage banking activities, net (2)	$(58,648)	$196,566	$66,482
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood (called Sequoia loans)	$(16,651)	$2,812	$(93,314)
Business purpose loans held-for-investment	(7,271)	(65)	(31,435)
Trading securities	(38,471)	23,935	(226,196)
Servicer advance investments	(11,075)	(925)	(8,901)
Excess MSRs	(5,196)	(8,017)	(8,302)
Net investments in Legacy Sequoia entities (3)	(1,302)	(1,558)	(1,513)
Net investments in Sequoia entities (3)	(23,818)	14,176	(13,244)
Net investments in Freddie Mac SLST entities (3)	(76,777)	62,374	(21,160)
Net investment in Freddie Mac K-Series entity (3)	110	11,599	(81,039)
Net investments in CAFL Term entities (3)	(34,899)	10,271	(36,754)
Net investments in HEI securitization entities (3)	2,915	218	—
HEIs at Redwood	(202)	13,207	(1,883)
Other investments	13,468	(366)	(5,167)
Risk management derivatives, net	26,152	—	(59,142)
Credit (losses) recoveries on AFS securities	(2,540)	388	(388)
Total investment fair value changes, net	$(175,557)	$128,049	$(588,438)
Other Income
MSRs	$8,560	$(3,182)	$(33,409)
Other	(1,541)	—	—
Risk management derivatives, net	—	—	13,966
Total other income (4)	$7,019	$(3,182)	$(19,443)
Total Market Valuation Gains (Losses), Net	$(227,186)	$321,433	$(541,399)
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
December 31, 2022

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
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$643,845	Whole loan spread to swap rate	252	-	252	bps	252	bps
		Called loan dollar price	$91	-	$91		$91

Jumbo loans committed to sell	136,905	Whole loan committed sales price	$94	-	$101		$94

Loans held by Legacy Sequoia (2)	184,932	Liability price			N/A		N/A

Loans held by Sequoia (2)	3,190,417	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,457,058	Liability price			N/A		N/A

Business purpose loans:
BPL term loans	358,791	Senior credit spread	175	-	275	bps	225	bps
		Subordinate credit spread	225	-	962	bps	431	bps
		Senior credit support	36	-	36%		36%
		IO discount rate	9	-	10%		8%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Whole loan spread	275	-	550	bps	361	bps

BPL term loans held by CAFL	2,944,984	Liability price			N/A		N/A

BPL bridge loans	2,028,811	Whole loan discount rate	5	-	15%		10%
		Senior credit spread	310	-	310	bps	310	bps
		Subordinate credit spread	360	-	1,150	bps	665	bps
		Senior credit support	43	-	43%		43%
		Prepayment rate (annual CPR)	—	-	—%		—%

Multifamily loans held by Freddie Mac K-Series (2)	424,551	Liability price			N/A		N/A

Trading and AFS securities	240,475	Discount rate	6	-	18%		10%
		Prepayment rate (annual CPR)	5	-	65%		10%
		Default rate	—	-	14%		0.5%
		Loss severity	—	-	50%		26%
		CRT dollar price	$72	-	$93		$84
HEIs	270,835	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	23%		16%
		Home price appreciation	(7)	-	4%		3%

HEIs held by HEI securitization entity	132,627	Discount Rate			N/A		N/A

Servicer advance investments	269,259	Discount rate	2	-	5%		3%
		Prepayment rate (annual CPR)	14	-	30%		14%
		Expected remaining life (3)	5	-	5	yrs	5	yrs
		Mortgage servicing income	—	-	18	bps	5	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

December 31, 2022	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets (continued)
MSRs	$25,421	Discount rate	11	-	22%		11%
		Prepayment rate (annual CPR)	4	-	28%		8%
		Per loan annual cost to service	$93	-	$93		$93

Excess MSRs	39,035	Discount rate	13	-	19%		18%
		Prepayment rate (annual CPR)	10	-	100%		18%
		Excess mortgage servicing amount	8	-	19	bps	11	bps

Residential loan purchase commitments, net	322	Whole loan spread to swap rate	252	-	252	bps	252	bps
		Pull-through rate	48	-	100%		94%
		Committed sales price	$101	—	$101		$101

Liabilities
ABS issued (2)
At consolidated Sequoia entities	3,155,300	Discount rate	4	-	18%		7%
		Prepayment rate (annual CPR)	5	-	23%		10%
		Default rate	—	-	14%		1%
		Loss severity	25	-	50%		32%

At consolidated CAFL Term entities	2,638,183	Discount rate	2	-	23%		7%
		Prepayment rate (annual CPR)	—	-	3%		0.2%
		Default rate	5	-	23%		8%
		Loss severity	27	-	40%		30%
At consolidated Freddie Mac SLST entities	1,137,154	Discount rate	5	-	16%		6%
		Prepayment rate (annual CPR)	6	-	7%		6%
		Default rate	13	-	14%		14%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	392,785	Discount rate	3	-	10%		5%

At consolidated HEI entities(4)	100,710	Discount rate	9	-	15%		10%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Home price appreciation	(7)	-	4%		3%

(1)The weighted average input values for all loan types are based on unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans and HEIs held by consolidated entities is based on the fair value of the ABS issued by these entities, and the securities and other investments we own in those entities, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At December 31, 2022, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $219 million, $304 million, $323 million, $32 million, and $13 million, respectively.
(3)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Residential loans at Redwood
Estimated fair values for residential loans are determined using models that incorporate various pricing inputs, including information derived from whole loan sales and securitizations that have occurred in the market. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed TBA prices and indexed swap rates (Level 3). Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices and swap rats for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
Business purpose loans
Estimated fair values for business purpose loans are determined using models that incorporate various pricing inputs, including information derived from whole loan sales and securitizations that have occurred in the market, and for most of our bridge loans, market yields are used to discount expected cash flows. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed treasury rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates (Level 3). Significant pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed treasury prices and swap rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions. Prices for most of our BPL bridge loans are determined using discounted cash flow modeling, which incorporates a primary significant unobservable input of market discount rate. Cash flows for performing loans are generally based on contractual loan terms. Delinquent loans, are generally valued at a dollar price that is informed by various market data, including the estimated fair value of the collateral securing the loan, for which we typically receive third-party appraisals (Level 3). These assets would generally decrease in value based upon an increase in the discount rate or a decrease in the value of the underlying collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, interest rate futures, loan purchase commitments, and forward sale commitments. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and interest rate futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2). LPC, and IRLC fair values for residential jumbo and BPL term loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans at Redwood" and "Business purpose loans" above). In addition, fair values for LPCs and IRLCs are estimated based on the probability that the mortgage loan will be purchased or originated (the "Pull-through rate") (Level 3).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
HEI at Redwood
Estimated fair values for home equity investment contracts are determined through internal pricing models that estimate future cash flows and utilize certain significant unobservable inputs such as forecasted home price appreciation, prepayment rates and discount rate, and are therefore Level 3 in nature. The valuation technique is based on discounted cash flows. An increase in discount rate or a decrease in forecasted home price appreciation combined with a decrease in prepayment rates, would generally reduce the estimated fair value of the HEIs.
Other Investments
Certain of our Other investments (inclusive of strategic investments in early-stage start-up companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of December 31, 2022, the carrying value of these investments was $6 million.
Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less and money market fund investments which are generally invested in U.S. government securities and are available to us on a daily basis. Fair values equal carrying values (Level 1).
Restricted cash
Restricted cash primarily includes interest-earning cash balances related to risk-sharing transactions with the Agencies, cash held at Servicing Investment entities, and cash held at consolidated Sequoia, HEI and CAFL Bridge entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).
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
Short-term debt
Short-term debt includes our credit facilities for residential and business purpose loans and real estate securities as well as non-recourse short-term borrowings used to finance servicer advance investments, promissory notes and the current portion of long-term debt. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 5. Fair Value of Financial Instruments - (continued)
ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia, Sequoia, CAFL and HEI securitization entities, as well as securities issued by certain third-party Freddie Mac K-Series and SLST securitization entities that we consolidate. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values incorporate market indicators as well as other significant unobservable inputs to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as discount rate, prepayment rate, default rate, and loss severity. A decrease in credit losses or discount rates, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (i.e., become a larger liability).
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
Non-Recourse Business Purpose Loan Financing Facilities
Borrowings under our non-recourse business purpose loans financing facilities are secured by BPL bridge loans and other BPL investments and carried at unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
Recourse Business Purpose Loan Financing Facilities
Borrowings under our recourse business purpose loan financing facilities are secured by BPL term and bridge loans and carried at unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2022 and 2021.
Table 6.1 – Classifications and Carrying Values of Residential Loans

December 31, 2022		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia		SLST	Total
Held-for-sale at fair value	$780,781	$—	$—	$—	$780,781
Held-for-investment at fair value	—	184,932	3,190,417	1,457,058	4,832,407
Total Residential Loans	$780,781	$184,932	$3,190,417	$1,457,058	$5,613,188

December 31, 2021		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia		SLST	Total
Held-for-sale at fair value	$1,845,282	$—	$—	$—	$1,845,282
Held-for-investment at fair value	—	230,455	3,628,465	1,888,230	5,747,150
Total Residential Loans	$1,845,282	$230,455	$3,628,465	$1,888,230	$7,592,432

At December 31, 2022, we owned mortgage servicing rights associated with $803 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at December 31, 2022 and 2021.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Number of loans	994	2,196
Unpaid principal balance	$822,063	$1,813,865
Fair value of loans	$780,781	$1,845,282
Market value of loans pledged as collateral under short-term borrowing agreements	$775,545	$1,838,797
Weighted average coupon	5.12%	3.27%

Delinquency information
Number of loans with 90+ day delinquencies	1	3
Unpaid principal balance of loans with 90+ day delinquencies	$208	$2,923
Fair value of loans with 90+ day delinquencies	$170	$2,304
Number of loans in foreclosure	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-sale during the years ended December 31, 2022 and 2021.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Year Ended December 31,
(In Thousands)	2022	2021
Principal balance of loans acquired (1)	$3,704,196	$12,916,155
Principal balance of loans sold	3,858,647	8,244,221
Principal balance of loans transferred to HFI	687,192	2,957,694
Net market valuation (losses) gains recorded (2)	(93,843)	76,144
(1)For the years ended December 31, 2022 and 2021, includes $102 million and $200 million of loans acquired through calls of three and seven seasoned Sequoia securitizations, respectively.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposed in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2022 and 2021.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

December 31, 2022	Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Sequoia		SLST
Number of loans	1,304	4,624	10,882
Unpaid principal balance	$204,404	$3,847,091	$1,719,236
Fair value of loans (2)	$184,932	$3,190,417	$1,457,058
Weighted average coupon	4.51%	3.25%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	30	10	1,211
Unpaid principal balance of loans with 90+ day delinquencies	$6,824	$7,799	$209,397
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	11	5	427
Unpaid principal balance of loans in foreclosure	$1,166	$4,654	$72,440

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans - (continued)
Table 6.4 – Characteristics of Residential Loans Held-for-Investment (continued)

December 31, 2021	Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Sequoia		SLST
Number of loans	1,583	4,300	11,986
Unpaid principal balance	$264,057	$3,605,469	$1,932,241
Fair value of loans (2)	$230,455	$3,628,465	$1,888,230
Weighted average coupon	1.54%	3.14%	4.51%

Delinquency information
Number of loans with 90+ day delinquencies (1)	32	18	1,208
Unpaid principal balance of loans with 90+ day delinquencies	$7,482	$15,124	$212,961
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	10	2	241
Unpaid principal balance of loans in foreclosure	$2,188	$1,624	$43,637
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
For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss). The following table provides the activity of residential loans held-for-investment at consolidated entities during the years ended December 31, 2022 and 2021.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$684,491	N/A	N/A	$3,035,100	N/A
Net market valuation gains (losses) recorded	12,956	(675,659)	(215,687)	12,125	(66,727)	(14,735)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
REO
See Note 13 for detail on residential loans transferred to REO during 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans - (continued)
Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2022 and 2021.
Table 6.6 – Geographic Concentration of Residential Loans

	December 31, 2022
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	26%	18%	35%	14%
Texas	12%	6%	12%	3%
Washington	11%	1%	5%	2%
Colorado	9%	2%	6%	1%
Florida	9%	13%	4%	10%
New York	3%	11%	2%	11%
New Jersey	1%	5%	1%	7%
Illinois	1%	3%	3%	5%
Maryland	1%	2%	2%	5%
Ohio	—%	5%	—%	2%
Other states (none greater than 5%)	27%	34%	30%	40%
Total	100%	100%	100%	100%

	December 31, 2021
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	29%	18%	35%	14%
Texas	11%	5%	12%	3%
Washington	8%	1%	5%	2%
Colorado	7%	2%	6%	1%
Florida	6%	14%	4%	10%
Arizona	5%	1%	3%	2%
New York	2%	11%	2%	10%
New Jersey	1%	5%	1%	7%
Illinois	2%	3%	4%	5%
Maryland	1%	2%	2%	5%
Ohio	—%	5%	—%	2%
Other states (none greater than 5%)	28%	33%	26%	39%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans - (continued)
The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2022 and 2021.
Table 6.7 – Product Types and Characteristics of Residential Loans

December 31, 2022
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Sale:
Hybrid ARM loans
$—	to	$250	1	6.00%	to	6.00%	2032-11	-	2032-11	$41	$—	$—
$501	to	$750	6	3.63%	to	6.50%	2042-04	-	2052-12	3,590	—	—
$751	to	$1,000	1	4.25%	to	4.25%	2042-06	-	2042-06	772	—	—
			8							4,403	—	—
Fixed loans
$—	to	$250	25	3.13%	to	5.63%	2026-04	-	2052-06	4,088	—	208
$251	to	$500	138	3.38%	to	8.25%	2026-12	-	2052-12	57,202	444	—
$501	to	$750	283	2.88%	to	8.25%	2038-09	-	2052-12	186,202	537	—
$751	to	$1,000	286	2.75%	to	9.25%	2042-04	-	2053-01	248,246	1,726	—
	over	$1,000	254	2.88%	to	9.13%	2042-03	-	2053-01	321,922	2,575	—
			986							817,660	5,282	208
Total Held-for-Sale			994							$822,063	$5,282	$208

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	1,070	1.25%	to	6.13%	2022-06	-	2035-11	$93,286	$3,792	$2,607
$251	to	$500	158	1.25%	to	6.13%	2027-04	-	2035-11	54,904	1,232	1,649
$501	to	$750	47	1.63%	to	5.38%	2027-05	-	2035-07	28,796	—	1,796
$751	to	$1,000	13	1.63%	to	6.00%	2028-03	-	2036-03	11,047	929	772
	over	$1,000	9	1.63%	to	5.63%	2028-06	-	2035-04	14,340	1,048	—
			1,297							202,373	7,001	6,824
Hybrid ARM loans:
$—	to	$250	3	4.63%	to	4.63%	2033-09	-	2033-09	610	—	—
$251	to	$500	4	2.88%	to	4.63%	2033-07	-	2034-03	1,421	—	—
			7							2,031	—	—
Total HFI at Legacy Sequoia:			1,304							$204,404	$7,001	$6,824

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans - (continued)
Table 6.7 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2022
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Sequoia:
Hybrid ARM loans
$251	to	$500	2	3.50%	to	3.63%	2047-04	-	2049-06	798	—	—
$501	to	$750	8	3.38%	to	4.38%	2044-04	-	2049-08	5,370	—	637
$751	to	$1,000	4	4.00%	to	5.63%	2047-07	-	2048-01	3,294	—	—
	over	$1,000	3	4.00%	to	5.00%	2045-07	-	2049-04	3,833	—	—
			17							13,295	—	637
Fixed loans:
$—	to	$250	52	2.63%	to	5.25%	2029-04	-	2051-12	$9,145	$—	$—
$251	to	$500	146	2.38%	to	6.75%	2038-04	-	2051-12	61,208	2,348	877
$501	to	$750	1,884	2.13%	to	6.38%	2031-04	-	2052-01	1,211,531	7,064	1,840
$751	to	$1,000	1,600	2.13%	to	6.00%	2036-12	-	2052-01	1,396,210	2,425	1,849
	over	$1,000	925	1.88%	to	5.88%	2036-07	-	2052-01	1,155,702	3,685	2,596
			4,607							3,833,796	15,522	7,162
			4,624							$3,847,091	$15,522	$7,799

Held-for-Investment at Freddie Mac SLST:
Fixed loans:
$—	to	$250	8,979	2.00%	to	11.00%	2022-12		2062-11	$1,105,116	$197,718	$120,210
$251	to	$500	1,867	2.00%	to	7.75%	2036-03		2062-09	593,781	103,339	80,993
$501	to	$750	35	2.00%	to	5.50%	2045-02		2059-01	19,328	1,038	7,184
	over	$1,000	1	4.00%	to	4.00%	2056-03		2056-03	1,010	—	1,010
Total Held-for-Investment			10,882							$1,719,236	$302,095	$209,397

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans - (continued)
Table 6.7 – Product Types and Characteristics of Residential Loans (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 6. Residential Loans - (continued)
Table 6.7 – Product Types and Characteristics of Residential Loans (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including term and bridge loans (see Note 3 for a full description of these loans). The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at December 31, 2022 and 2021.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

December 31, 2022	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,791	$—	$5,282	$—	$364,073
Held-for-investment at fair value	—	2,944,984	1,507,146	516,383	4,968,513
Total Business Purpose Loans	$358,791	$2,944,984	$1,512,428	$516,383	$5,332,586

December 31, 2021	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,309	$—	$—	$—	$358,309
Held-for-investment at fair value	—	3,488,074	666,364	278,242	4,432,680
Total Business Purpose Loans	$358,309	$3,488,074	$666,364	$278,242	$4,790,989
Nearly all of the outstanding BPL term loans at December 31, 2022 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years, with 1% having original maturities of 30 years.
The outstanding BPL bridge loans held-for-investment at December 31, 2022 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 37% one-month LIBOR-indexed adjustable-rate loans, 53% one-month SOFR-indexed adjustable-rate loans, and 10% fixed-rate loans.
At December 31, 2022, we had a $904 million commitment to fund BPL bridge loans. See Note 17 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 7. Business Purpose Loans - (continued)

The following table provides the activity of business purpose loans during the years ended December 31, 2022 and 2021.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Twelve Months Ended December 31, 2022		Twelve Months Ended December 31, 2021
(In Thousands)	BPL Term at Redwood	BPL Bridge at Redwood	BPL Term at Redwood	BPL Bridge at Redwood
Principal balance of loans originated	$1,000,109	$1,698,227	$1,254,913	$894,908
Principal balance of loans acquired (1)	100,349	97,787	68,804	65,315
Principal balance of loans sold to third parties	429,873	79,608	193,963	9,484
Fair value of loans transferred (2)	561,218	584,233	1,116,443	358,884
Fair value of loans transferred from HFI to HFS (3)	—	—	92,455	N/A
Mortgage banking activities income (loss) recorded (4)	(91,024)	1,881	63,206	7,188
Investment fair value changes recorded (5)	—	(5,805)	—	1,483
(1)BPL bridge at Redwood for the year ended December 31, 2022, includes $60 million of loans acquired as part of the Riverbend acquisition.
(2)For BPL term at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL Term securitizations. For BPL bridge at Redwood, represents the transfer of BPL bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their securitization.
(3)Represents the transfer of BPL term loans from held-for-investment to held-for-sale associated with the call of a consolidated CAFL securitization during the second quarter of 2021.
(4)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. Additionally, for the year ended December 31, 2022, we recorded loan origination fee income of $41 million, through Mortgage banking activities, net on our consolidated statements of income (loss).
(5)Represents net market valuation changes for loans classified as held-for-investment and associated interest-only strip liabilities.
Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying BPL term and bridge loans owned by these entities. For loans held at our consolidated CAFL Term entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). The net impact to our income statement associated with our economic investments in the CAFL Term entities is presented in Table 4.2. We did not elect to account for the CAFL Bridge securitizations under the collateralized financing entity guidelines. The following table provides the activity of business purpose loans held-for-investment at CAFL during the years ended December 31, 2022 and 2021.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Year Ended December 31, 2022		Year Ended December 31, 2021
(In Thousands)	BPL Term at CAFL	BPL Bridge at CAFL	BPL Term at CAFL	BPL Bridge at CAFL
Net market valuation gains (losses) recorded	$(441,318)	$(435)	$(158,081)	$(1,548)
.
REO
See Note 13 for detail on business purpose loans transferred to REO during 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 7. Business Purpose Loans - (continued)

Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood at December 31, 2022 and 2021.
Table 7.4 – Characteristics of Business Purpose Loans

December 31, 2022	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	91	1,131	1,601	1,875
Unpaid principal balance	$389,846	$3,263,421	$1,518,427	$514,666
Fair value of loans	$358,791	$2,944,984	$1,512,428	$516,383
Weighted average coupon	5.98%	5.22%	9.61%	9.67%
Weighted average remaining loan term (years)	10	6	2	1
Market value of loans pledged as collateral under short-term debt facilities	$291,406	N/A	$579,666	N/A
Market value of loans pledged as collateral under long-term debt facilities	$66,567	N/A	$897,782	N/A

Delinquency information
Number of loans with 90+ day delinquencies (2)	1	16	49	48
Unpaid principal balance of loans with 90+ day delinquencies	$536	$37,072	$34,264	$7,328
Fair value of loans with 90+ day delinquencies (3)	$536	N/A	$29,663	$7,438
Number of loans in foreclosure	1	9	48	48
Unpaid principal balance of loans in foreclosure	$536	$13,686	$34,039	$7,328
Fair value of loans in foreclosure (3)	$536	N/A	$29,438	$7,438

December 31, 2021	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	245	1,173	1,134	1,640
Unpaid principal balance	$348,232	$3,340,949	$670,392	$274,617
Fair value of loans	$358,309	$3,488,074	$666,364	$278,242
Weighted average coupon	4.73%	5.17%	6.91%	7.05%
Weighted average remaining loan term (years)	12	6	1	1
Market value of loans pledged as collateral under short-term debt facilities	$75,873	N/A	$91,814	N/A
Market value of loans pledged as collateral under long-term debt facilities	$244,703	N/A	$554,597	N/A

Delinquency information
Number of loans with 90+ day delinquencies (2)	6	18	31	—
Unpaid principal balance of loans with 90+ day delinquencies	$5,384	$41,998	$18,032	$—
Fair value of loans with 90+ day delinquencies (3)	$4,238	N/A	$14,218	$—
Number of loans in foreclosure	7	9	28	—
Unpaid principal balance of loans in foreclosure	$5,473	$12,648	$18,043	$—
Fair value of loans in foreclosure (3)	$4,305	N/A	$14,257	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
The following table presents the geographic concentration of business purpose loans recorded on our consolidated balance sheets at December 31, 2022 and December 31, 2021.
Table 7.5 – Geographic Concentration of Business Purpose Loans

	December 31, 2022
Geographic Concentration (by Principal)	BPL Term at Redwood	BPL Term at CAFL	BPL Bridge at Redwood	BPL Bridge at CAFL
California	34%	4%	2%	3%
Connecticut	10%	8%	4%	1%
Illinois	6%	5%	8%	3%
New York	5%	5%	2%	3%
Florida	4%	7%	6%	5%
Texas	3%	16%	13%	1%
Alabama	2%	3%	6%	33%
New Jersey	2%	8%	7%	6%
Georgia	2%	5%	21%	14%
Tennessee	1%	2%	6%	2%
Other states (none greater than 5%)	31%	37%	25%	29%
Total	100%	100%	100%	100%

	December 31, 2021
Geographic Concentration (by Principal)	BPL Term at Redwood	BPL Term at CAFL	BPL Bridge at Redwood	BPL Bridge at CAFL
Florida	15%	7%	10%	17%
Texas	11%	15%	7%	13%
Alabama	11%	3%	9%	3%
Connecticut	9%	6%	4%	3%
New Jersey	7%	8%	9%	12%
New York	2%	2%	2%	9%
Georgia	5%	5%	20%	7%
California	5%	5%	3%	5%
Illinois	2%	5%	4%	4%
Tennessee	—%	3%	11%	2%
Other states (none greater than 5%)	33%	41%	21%	25%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 7. Business Purpose Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of business purpose loans recorded on our consolidated balance sheets at December 31, 2022 and December 31, 2021.
Table 7.6 – Product Types and Characteristics of Business Purpose Loans

December 31, 2022
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
BPL Term Loans at Redwood:
Fixed loans:
$—	to	$250	13	4.25%	to	7.88%	2048-11	-	2052-06	$1,682	$—	$—
$251	to	$500	14	5.00%	to	7.74%	2029-04	-	2052-07	5,014	—	—
$501	to	$750	11	4.65%	to	8.44%	2021-08	-	2052-04	6,658	550	536
$751	to	$1,000	4	7.25%	to	8.08%	2032-09	-	2033-01	3,724	—	—
	over	$1,000	49	3.75%	to	8.47%	2025-08	-	2052-04	372,768	—	—
Total BPL term loans at Redwood:			91							$389,846	$550	$536

BPL Term Loans CAFL:
Fixed loans:
$—	to	$250	5	4.54%	to	6.27%	2022-11	-	2028-11	$588	$—	$—
$251	to	$500	73	4.00%	to	7.06%	2023-01	-	2032-04	31,725	—	711
$501	to	$750	181	4.12%	to	7.04%	2022-11	-	2032-06	112,413	2,025	1,200
$751	to	$1,000	123	4.20%	to	7.23%	2022-08	-	2032-07	107,097	—	1,856
	over	$1,000	749	3.81%	to	7.57%	2022-06	-	2032-08	3,011,598	70,549	35,716
Total BPL Term loans at CAFL:			1,131							$3,263,421	$72,574	$39,483

BPL Bridge Loans at Redwood
Fixed Loans:
$—	to	$250	155	6.25%	to	11.25%	2020-12	-	2024-06	$15,409	$1,240	$957
$251	to	$500	54	6.00%	to	11.50%	2020-05	-	2024-06	19,745	—	1,290
$501	to	$750	20	6.50%	to	11.00%	2021-02	-	2024-05	12,108	—	2,568
$751	to	$1,000	7	6.95%	to	10.00%	2022-03	-	2023-06	6,375	—	980
	over	$1,000	25	6.95%	to	10.00%	2020-07	-	2023-06	51,541	—	27,597
			261							105,178	1,240	33,392
Floating Loans:
$—	to	$250	1,086	9.37%	to	11.37%	2021-10	-	2024-09	$114,604	$—	$872
$251	to	$500	116	9.37%	to	11.61%	2023-03	-	2024-09	45,290	—	—
$501	to	$750	8	9.37%	to	11.61%	2023-05	-	2025-09	4,699	—	—
$751	to	$1,000	3	9.37%	to	10.12%	2023-07	-	2024-05	2,754	—	—
	over	$1,000	127	8.27%	to	11.87%	2023-01	-	2025-09	1,245,902	—	—
			1,340							1,413,249	—	872
Total BPL Bridge Loans at Redwood:			1,601							$1,518,427	$1,240	$34,264
BPL Bridge Loans at CAFL:
Fixed loans:
$—	to	$250	513	6.30%	to	11.24%	2022-05	-	2024-03	$44,865	$—	$193
$251	to	$500	55	6.30%	to	10.99%	2022-10	-	2023-09	17,677	300	—
$501	to	$750	15	6.30%	to	10.49%	2022-12	-	2023-08	8,969	—	—
$751	to	$1,000	7	6.50%	to	9.50%	2022-12	-	2023-06	6,152	—	—
	over	$1,000	15	6.75%	to	9.99%	2022-11	-	2023-10	32,140	1,400	3,760
			605							109,803	1,700	3,953

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 7. Business Purpose Loans - (continued)

December 31, 2022
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Floating Loans:
$—	to	$250	1,064	6.12%	to	12.62%	2021-10	-	2024-11	$131,492	$—	$2,040
$251	to	$500	112	8.12%	to	11.37%	2021-10	-	2024-06	32,706	—	783
$501	to	$750	19	6.92%	to	11.82%	2021-10	-	2024-11	11,595	—	552
$751	to	$1,000	9	9.87%	to	11.37%	2023-04	-	2024-06	7,570	—	—
	over	$1,000	66	8.77%	to	12.37%	2022-10	-	2025-03	221,500	3,988	—
			1,270							404,863	3,988	3,375
Total BPL Bridge Loans at CAFL:			1,875							$514,666	$5,688	$7,328

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 7. Business Purpose Loans - (continued)

December 31, 2021
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
BPL Term loans at Redwood:
Fixed loans:
$—	to	$250	74	3.75%	to	7.75%	2048-11	-	2052-01	$11,515	$89	$171
$251	to	$500	57	3.75%	to	6.50%	2026-01	-	2052-01	21,284	—	—
$501	to	$750	28	3.75%	to	6.70%	2021-01	-	2052-01	16,773	—	536
$751	to	$1,000	12	4.13%	to	5.43%	2026-12	-	2052-01	9,764	—	—
	over	$1,000	74	3.38%	to	7.15%	2020-01	-	2052-01	288,896	—	4,677
Total BPL Term Loans at Redwood:			245							$348,232	$89	$5,384

BPL Term Loans at CAFL:
Fixed loans:
$—	to	$250	5	5.77%	to	6.80%	2023-01	-	2024-04	$398	$20	$—
$251	to	$500	73	4.64%	to	7.03%	2022-02	-	2031-02	32,106	466	257
$501	to	$750	199	4.00%	to	7.06%	2022-02	-	2031-10	123,685	717	1,224
$751	to	$1,000	134	4.20%	to	7.23%	2022-03	-	2031-09	116,724	788	—
	over	$1,000	762	3.81%	to	7.57%	2022-03	-	2030-10	3,068,036	26,481	40,518
Total BPL Term Loans at CAFL:			1,173							$3,340,949	$28,472	$41,999

BPL Bridge Loans at Redwood
Fixed Loans:
$—	to	$250	115	5.95%	to	12.00%	2019-08	-	2023-11	$12,850	$426	$1,493
$251	to	$500	26	5.95%	to	10.00%	2020-05	-	2023-09	9,294	253	1,619
$501	to	$750	13	6.70%	to	10.00%	2021-02	-	2022-11	8,498	637	2,012
$751	to	$1,000	9	5.45%	to	10.00%	2021-09	-	2022-10	7,544	980	—
	over	$1,000	24	5.45%	to	10.00%	2020-07	-	2023-10	57,880	11,699	11,992
			187							96,066	13,995	17,116
Floating Loans:
$—	to	$250	737	4.25%	to	10.00%	2019-08	-	2023-11	$65,611	$773	$—
$251	to	$500	123	4.25%	to	8.25%	2020-05	-	2023-12	42,248	—	—
$501	to	$750	9	5.75%	to	8.60%	2021-03	-	2024-02	5,724	—	—
$751	to	$1,000	12	5.75%	to	7.50%	2020-12	-	2024-02	10,200	945	916
	over	$1,000	66	4.90%	to	9.50%	2021-03	-	2024-12	450,543	1,680	—
			947							574,326	3,398	916
Total BPL Bridge Loans at Redwood:			1,134							$670,392	$17,393	$18,032
Bridge at CAFL:
Fixed loans:
$—	to	$250	808	5.45%	to	10.65%	2022-01	-	2023-05	$58,110	$—	$—
$251	to	$500	70	5.95%	to	10.50%	2022-01	-	2023-03	23,488	—	—
$501	to	$750	24	5.95%	to	9.99%	2022-01	-	2023-08	15,041	—	—
$751	to	$1,000	7	5.45%	to	8.99%	2022-01	-	2023-04	6,375	—	—
	over	$1,000	11	6.25%	to	9.00%	2022-01	-	2023-11	32,864	—	—
			920							135,878	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 7. Business Purpose Loans - (continued)

December 31, 2021
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Floating Loans:
$—	to	$250	681	5.85%	to	10.50%	2021-10	-	2023-09	$77,001	$2,091	$—
$251	to	$500	13	5.95%	to	8.35%	2021-10	-	2023-09	4,088	783	—
$501	to	$750	5	5.75%	to	8.50%	2021-10	-	2023-10	3,097	552	—
$751	to	$1,000	3	6.75%	to	7.25%	2022-04	-	2023-06	2,546	—	—
	over	$1,000	18	5.75%	to	10.00%	2021-11	-	2023-12	52,007	—	—
			720							138,739	3,426	—
Total BPL Bridge Loans at CAFL:			1,640							$274,617	$3,426	$—

Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP.
The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at December 31, 2022 and 2021.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Number of loans	28	28
Unpaid principal balance	$447,193	$455,168
Fair value of loans	$424,551	$473,514
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	3	4

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding Consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at December 31, 2022 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the years ended December 31, 2022 and 2021.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Year Ended December 31,
(In Thousands)	2022	2021
Net market valuation gains (losses) recorded (1)	$(40,987)	$(11,068)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 8. Consolidated Agency Multifamily Loans - (continued)

Multifamily Loan Characteristics
The following table presents the geographic concentration of multifamily loans recorded on our consolidated balance sheets at December 31, 2022.
Table 8.3 – Geographic Concentration of Consolidated Agency Multifamily Loans

Geographic Concentration (by Principal)	December 31, 2022	December 31, 2021
California	13%	13%
Florida	13%	13%
North Carolina	9%	9%
Oregon	7%	7%
Hawaii	5%	5%
Tennessee	5%	5%
Other states (none greater than 5%)	48%	48%
Total	100%	100%
The following table displays the loan product type and accompanying loan characteristics of multifamily loans recorded on our consolidated balance sheets at December 31, 2022.
Table 8.4 – Product Types and Characteristics of Multifamily Loans

December 31, 2022
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$10,001	to	$20,000	24	4.25%	to	4.25%	2025-09	-	2025-09	$358,419	$—	$—
$20,001	to	$30,000	4	4.25%	to	4.25%	2025-09	-	2025-09	88,774	—	—
Total:			28							$447,193	$—	$—

December 31, 2021
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$10,001	to	$20,000	24	4.25%	to	4.25%	2025-09	-	2025-09	$364,811	$—	$—
$20,001	to	$30,000	4	4.25%	to	4.25%	2025-09	-	2025-09	90,357	—	—
Total:			28							$455,168	$—	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at December 31, 2022 and 2021.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2022	December 31, 2021
Trading	$108,329	$170,619
Available-for-sale	132,146	206,792
Total Real Estate Securities	$240,475	$377,411
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at December 31, 2022 and 2021.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	December 31, 2022	December 31, 2021
Senior
Interest-only securities (1)	$28,867	$21,787
Total Senior	28,867	21,787
Subordinate
RPL securities	29,002	65,140
Multifamily securities	5,027	10,549
Other third-party residential securities	45,433	73,143
Total Subordinate	79,462	148,832
Total Trading Securities	$108,329	$170,619
(1)Includes $26 million and $15 million of Sequoia certificated mortgage servicing rights at December 31, 2022 and 2021, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at December 31, 2022 and 2021.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	December 31, 2022	December 31, 2021
Senior (1)	$—	$—
Subordinate	215,592	235,306
Total Trading Securities	$215,592	$235,306
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the years ended December 31, 2022 and 2021.
Table 9.4 – Trading Securities Activity

	Year Ended December 31,
(In Thousands)	2022	2021
Principal balance of securities acquired (1)	$—	$50,180
Principal balance of securities sold (1)	17,716	55,561
Net market valuation gains (losses) recorded (2)	(34,221)	23,583
(1)For the year ended December 31, 2021, excludes $5 million of securities bought and sold during the same quarter.
(2)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).
AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at December 31, 2022 and 2021.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	December 31, 2022	December 31, 2021
Subordinate
Sequoia securities	$74,367	$127,542
Multifamily securities	7,647	22,166
Other third-party residential securities	50,132	57,084
Total Subordinate	132,146	206,792
Total AFS Securities	$132,146	$206,792
The following table provides the activity of available-for-sale securities during the years ended December 31, 2022 and 2021.
Table 9.6 – Available-for-Sale Securities Activity

	Year Ended December 31,
(In Thousands)	2022	2021
Fair value of securities acquired	$10,000	$19,100
Fair value of securities sold	—	4,785
Principal balance of securities called	20,267	27,875
Net unrealized (losses) gains on AFS securities (1)	(64,704)	8,016
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 9. Real Estate Securities - (continued)

At December 31, 2022, we had $4 million of AFS securities with contractual maturities less than five years, $1 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2022 and 2021.
Table 9.7 – Carrying Value of AFS Securities

(In Thousands)	December 31, 2022	December 31, 2021
Principal balance	$221,933	$242,852
Credit reserve	(28,739)	(27,555)
Unamortized discount, net	(61,650)	(76,023)
Amortized cost	131,544	139,274
Gross unrealized gains	16,269	67,815
Gross unrealized losses	(13,127)	(297)
CECL allowance	(2,540)	—
Carrying Value	$132,146	$206,792

The following table presents the changes for the years ended December 31, 2022 and 2021, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$27,555	$76,023	$44,967	$95,718
Amortization of net discount	—	(11,153)	—	(23,254)
Realized credit recoveries (losses), net	471	—	(707)	—
Acquisitions	—	—	2,825	1,208
Sales, calls, other	(842)	(1,665)	(1,328)	(15,851)
Transfers to (release of) credit reserves, net	1,555	(1,555)	(18,202)	18,202
Ending Balance	$28,739	$61,650	$27,555	$76,023

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at December 31, 2022 and 2021.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
December 31, 2022	$72,679	$(12,940)	$1,414	$(186)
December 31, 2021	6,827	(251)	1,554	(46)
At December 31, 2022, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 79 AFS securities, of which 38 were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2021, our consolidated balance sheet included 85 AFS securities, of which four were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $13 million at December 31, 2022. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At December 31, 2022, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At December 31, 2022, our current expected credit loss ("CECL") allowance related to our AFS securities was $2.5 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse changes in cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at December 31, 2022.
Table 9.10 – Significant Credit Quality Indicators

December 31, 2022	Subordinate Securities
Default rate	0.7%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities held at December 31, 2022.

Table 9.11 – Rollforward of Allowance for Credit Losses

	Year Ended	Year Ended
(In Thousands)	December 31, 2022	December 31, 2021
Beginning balance allowance for credit losses	$—	$388
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	1,726	—
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	814	(388)
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$2,540	$—
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2022, 2021, and 2020.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Gross realized gains - sales	$—	$1,540	$8,779
Gross realized gains - calls	2,508	15,553	5
Gross realized losses - sales	—	—	(4,144)
Total Realized Gains on Sales and Calls of AFS Securities, net	$2,508	$17,093	$4,640

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 10. Home Equity Investments (HEI)
We purchase home equity investment contracts from third party originators under flow purchase agreements. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., a deed of trust) with respect to the property. Our investments in HEIs allow us to share in both home price appreciation and depreciation of the associated property.
The following table presents our home equity investments at December 31, 2022 and December 31, 2021.
Table 10.1 – Home Equity Investments

(In Thousands)	December 31, 2022	December 31, 2021
HEIs at Redwood	$270,835	$33,187
HEIs held at consolidated HEI securitization entity	132,627	159,553
Total Home Equity Investments	$403,462	$192,740
At December 31, 2022, we had flow purchase agreements with HEI originators with $69 million of cumulative purchase commitments outstanding. As of December 31, 2022, we had the option to terminate certain HEI purchase commitments upon 90 days prior notice and reduce our HEI purchase commitments. See Note 17 for additional information on these commitments.
We consolidate the HEI securitization entity in accordance with GAAP and have elected to account for it under the CFE election. As such, market valuation changes for the securitized HEI are based on the estimated fair value of the associated ABS issued by the entity, including the securities we own.
The following table provides the activity of HEIs during the years ended December 31, 2022 and 2021.
Table 10.2 – Activity of HEI

	Twelve Months Ended December 31, 2022		Twelve Months Ended December 31, 2021
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased	$248,218	$—	$32,650	$—
Fair value of HEI transferred (1)	—	—	(47,209)	47,209
Net market valuation gains (losses) recorded (2)	(202)	5,875	13,207	567
(1)Includes HEI transferred into our HEI securitization.
(2)We account for HEI at Redwood under the fair value option and record net market valuation changes through Investment fair value changes, net on our Consolidated statements of income (loss). We account for Securitized HEI under the CFE election and net market valuation gains (losses) for these investments are recorded through Investment fair value changes, net on our Consolidated statements of income (loss).
The following tables summarizes the characteristics of HEIs at December 31, 2022 and 2021.
Table 10.3 – HEI Characteristics

	December 31, 2022		December 31, 2021
(Dollars in Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Number of HEI contracts	2,599	1,007	333	1,318
Average initial amount of contract	$101	$94	$95	$91

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 10. Home Equity Investments - (continued)
The following tables present the geographic concentration of HEI recorded on our consolidated balance sheets at December 31, 2022 and 2021.
Table 10.4 – Geographic Concentration of HEI

	December 31, 2022
Geographic Concentration (by Principal)	HEI at Redwood	Securitized HEI
California	44%	59%
Florida	14%	4%
Arizona	7%	—%
Washington	6%	6%
Colorado	5%	4%
New York	4%	11%
Other states (none greater than 5%)	20%	16%
Total	100%	100%

	December 31, 2021
Geographic Concentration (by Principal)	HEI at Redwood	Securitized HEI
California	42%	58%
Florida	9%	4%
Arizona	10%	—%
Washington	12%	6%
Colorado	3%	5%
New York	5%	10%
Other states (none greater than 5%)	19%	17%
Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 11. Other Investments
Other investments at December 31, 2022 and 2021 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	December 31, 2022	December 31, 2021
Servicer advance investments	$269,259	$350,923
Strategic investments	56,518	35,702
Excess MSRs	39,035	44,231
Mortgage servicing rights	25,421	12,438
Other	705	5,935
Total Other Investments	$390,938	$449,229
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to portfolios of legacy residential mortgage-backed securitizations serviced by the co-investor. See Note 4 for additional information regarding the transaction and Note 17 for additional information regarding our funding obligations for this investment.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 11. Other Investments - (continued)

At December 31, 2022, our servicer advance investments had a carrying value of $269 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $11.34 billion. The outstanding servicer advance receivables associated with this investment were $240 million at December 31, 2022, which were financed with short-term non-recourse securitization debt (see Note 14 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at December 31, 2022 and 2021:
Table 11.2 – Components of Servicer Advance Receivables

(In Thousands)	December 31, 2022	December 31, 2021
Principal and interest advances	$81,447	$94,148
Escrow advances (taxes and insurance advances)	123,541	172,847
Corporate advances	35,377	43,958
Total Servicer Advance Receivables	$240,365	$310,953
We account for our servicer advance investments at fair value and during the years ended December 31, 2022, 2021, and 2020, we recorded $20 million, $12 million and $11 million, respectively, of Other interest income associated with these investments, and recorded net market valuation losses of $11 million, $1 million, and $9 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
Strategic Investments
Strategic investments represent investments we made in companies through our RWT Horizons venture investment strategy and separately at a corporate level. At December 31, 2022, we had made a total of 29 investments in companies through RWT Horizons with a total carrying value of $25 million, as well as five corporate-level investments. See Note 3 for additional detail on how we account for our strategic investments. During the years ended December 31, 2022 and 2021, we recognized net mark-to-market valuation gains of $13 million and zero, respectively, on our strategic investments, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss). During the years ended December 31, 2022 and 2021, we recorded losses of $0.9 million and gains of $0.8 million, respectively, in Other income, net on our Consolidated statements of income (loss), from our strategic investments.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the years ended December 31, 2022, 2021, and 2020 we recognized $16 million, $13 million and $12 million of Other interest income, respectively, and recorded net market valuation losses of $5 million, $8 million, and $8 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the year ended December 31, 2022, we retained $5 million of MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At December 31, 2022 and 2021, our MSRs had a fair value of $25 million and $12 million, respectively, and were associated with loans with an aggregate principal balance of $2.19 billion and $2.12 billion, respectively. During the years ended December 31, 2022, 2021, and 2020, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded a net gain of $15 million, a net gain of $2 million, and a net loss of $10 million, respectively, through Other income on our consolidated statements of income (loss) related to our MSRs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2022 and 2021.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2022		December 31, 2021
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$14,625	$285,000	$611	$161,500
TBAs	1,893	220,000	2,880	2,440,000
Interest rate futures	3,976	350,600	25	9,000
Swaptions	—	—	18,318	1,660,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	336	8,166	4,633	971,631
Total Assets	$20,830	$863,766	$26,467	$5,242,131

Liabilities - Risk Management Derivatives
Interest rate swaps	$—	$—	$(1,251)	$283,100
TBAs	(16,784)	845,000	(658)	870,000
Interest rate futures	(57)	60,000	(905)	62,500
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(14)	3,532	(503)	404,190
Total Liabilities	$(16,855)	$908,532	$(3,317)	$1,619,790
Total Derivative Financial Instruments, Net	$3,975	$1,772,298	$23,150	$6,861,921
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2022, we were party to swaps and swaptions with an aggregate notional amount of $285 million, TBA agreements with an aggregate notional amount of $1.07 billion, and interest rate futures contracts with an aggregate notional amount of $411 million. At December 31, 2021, we were party to swaps and swaptions with an aggregate notional amount of $2.10 billion, futures with an aggregate notional amount of $72 million and TBA agreements with an aggregate notional amount of $3.31 billion.
For the years ended December 31, 2022, 2021, and 2020, risk management derivatives had net market valuation gains of $184 million, net market valuation gains of $41 million, and net market valuation losses of $93 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income (loss).
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the years ended December 31, 2022, 2021, and 2020, LPCs and IRLCs had a net market valuation losses of $55 million, a net market valuation gain of $11 million, and a net market valuation gain of $57 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 12. Derivative Financial Instruments - (continued)

Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $72 million and $76 million at December 31, 2022 and 2021, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. As of December 31, 2022, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For the years ended December 31, 2022, 2021, and 2020, changes in the values of designated cash flow hedges were zero, zero, and negative $33 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2022, 2021, and 2020.
Table 12.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Net interest expense on cash flows hedges	$—	$—	$(860)
Realized net losses reclassified from other comprehensive income	(4,127)	(4,127)	(3,188)
Total Interest Expense	$(4,127)	$(4,127)	$(4,048)
Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At December 31, 2022, we assessed this risk as remote and did not record a specific valuation adjustment. At December 31, 2022, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 13. Other Assets and Liabilities
Other assets at December 31, 2022 and 2021 are summarized in the following table.
Table 13.1 – Components of Other Assets

(In Thousands)	December 31, 2022	December 31, 2021
Accrued interest receivable	$60,893	$47,515
Deferred tax asset	41,931	20,867
Investment receivable	36,623	82,781
Operating lease right-of-use assets	16,177	18,772
Margin receivable	13,802	7,269
Fixed assets and leasehold improvements (1)	12,616	9,019
REO	6,455	36,126
Income tax receivables	3,399	22
Other	19,346	8,746
Total Other Assets	$211,240	$231,117
(1)Fixed assets and leasehold improvements had a basis of $21 million and accumulated depreciation of $8 million at December 31, 2022.
Accrued expenses and other liabilities at December 31, 2022 and 2021 are summarized in the following table.
Table 13.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2022	December 31, 2021
Accrued interest payable	$46,612	$39,297
Accrued compensation	30,929	74,636
Payable to non-controlling interests	44,859	42,670
Operating lease liabilities	18,563	20,960
Loan and MSR repurchase reserve	7,051	9,306
Guarantee obligations	6,344	7,459
Margin payable	5,944	24,368
Accrued operating expenses	5,740	4,377
Bridge loan holdbacks	3,301	3,109
Current accounts payable	4,234	8,273
Other	6,627	11,333
Total Accrued Expenses and Other Liabilities	$180,203	$245,788
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through December 31, 2022, we had met all margin calls due.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 13. Other Assets and Liabilities - (continued)

Operating Lease Right-of-Use Assets and Operating Lease Liabilities
Operating lease liabilities are equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for our deferred rent liabilities. These balances are reduced as lease payments are made. See Note 17 for additional information on leases.
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities during the years ended December 31, 2022 and 2021.
Table 13.3 – REO Activity

	Year Ended December 31, 2022
(In Thousands)	BPL Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
Balance at beginning of period	$13,068	$61	$2,028	$20,969	$36,126
Transfers to REO	3,974	544	3,976	—	8,494
Liquidations (1)	(15,060)	(505)	(3,139)	(20,969)	(39,673)
Changes in fair value, net	1,030	443	34	—	1,507
Balance at End of Period	$3,012	$544	$2,899	$—	$6,455

	Year Ended December 31, 2021
(In Thousands)	BPL Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
Balance at beginning of period	$4,600	$638	$646	$2,529	$8,413
Transfers to REO	15,424	217	3,268	21,129	40,038
Liquidations (1)	(7,515)	(956)	(2,137)	(2,034)	(12,642)
Changes in fair value, net	559	162	251	(655)	317
Balance at End of Period	$13,068	$61	$2,028	$20,969	$36,126
(1)For the years ended December 31, 2022 and 2021, REO liquidations resulted in $2 million and $0.3 million of realized gains, respectively, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at December 31, 2022 and 2021.
Table 13.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
At December 31, 2022	2	2	24	—	28
At December 31, 2021	5	2	24	3	34
Legal and Repurchase Reserves
See Note 17 for additional information on the legal and repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 13. Other Assets and Liabilities - (continued)

Payable to Non-Controlling Interests
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 11 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at December 31, 2022, the carrying value of their interests was $23 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the years ended December 31, 2022, 2021, and 2020 we allocated $2 million of income, $2 million of income, and $0.2 million of losses, respectively, to the co-investors, which were recorded in Other expenses on our consolidated statements of income (loss).
In 2021, Redwood and a third-party investor co-sponsored the transfer and securitization of HEIs through the HEI securitization entity and other third-party investors retained subordinate securities issued by the securitization entity alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investors' interests in the HEI securitization entity as a liability and at December 31, 2022, the carrying value of their interests was $22 million, representing the fair value of their economic interests in the HEI entity. During the years ended December 31, 2022 and 2021, the investors' share of earnings from their retained interests were positive $5 million and positive $0.4 million, respectively, and were recorded through investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 14. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2022, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2022 and 2021.
Table 14.1 – Short-Term Debt

	December 31, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity(2)	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$703,406	$2,550,000	6.16%	3/2023 - 12/2023	267
Business purpose loan warehouse	4	680,100	1,650,000	6.93%	3/2023 - 9/2023	179
Real estate securities repo	7	124,909	—	5.22%	1/2023 - 3/2023	27
HEI warehouse	1	111,681	150,000	8.54%	11/2023	306
Total Short-Term Debt Facilities	19	1,620,096
Servicer advance financing	1	206,510	290,000	6.67%	11/2023	305
Promissory notes	N/A	27,058	—	6.64%	N/A	N/A
Convertible notes, net	N/A	176,015	—	4.75%	8/2023	227
Total Short-Term Debt		$2,029,679

	December 31, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$1,669,344	$2,900,000	1.87%	1/2022-12/2022	153
Business purpose loan warehouse	2	138,746	350,000	3.34%	3/2022-7/2022	105
Real estate securities repo	4	74,825	—	1.13%	1/2022-3/2022	33
Total Short-Term Debt Facilities	13	1,882,915
Servicer advance financing	1	294,447	350,000	1.90%	11/2022	306
Convertible notes, net	N/A	—
Total Short-Term Debt		$2,177,362
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over SOFR at December 31, 2022 or 1- or 3-month LIBOR at December 31, 2021.
(2)Promissory notes payable on demand to lender with 90-day notice.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 14. Short-Term Debt - (continued)

The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt facilities at December 31, 2022 and 2021.
Table 14.2 – Collateral for Short-Term Debt

(In Thousands)	December 31, 2022	December 31, 2021
Collateral Type
Held-for-sale residential loans	$775,545	$1,838,797
Business purpose loans	871,072	167,687
HEI	191,278	—
Real estate securities
On balance sheet	72,133	5,823
Sequoia securitizations (1)	74,170	61,525
Freddie Mac K-Series securitization (1)	31,767	31,657
Total real estate securities owned	178,070	99,005
Restricted cash and other assets	1,097	1,962
Total Collateral for Short-Term Debt Facilities	2,017,062	2,107,451
Cash	12,713	6,480
Restricted cash	—	25,420
Servicer advances	269,259	310,953
Total Collateral for Servicer Advance Financing	281,972	342,853
Total Collateral for Short-Term Debt	$2,299,034	$2,450,304
(1)Represents securities we retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the years ended December 31, 2022 and 2021, the average balances of our short-term debt facilities were $1.65 billion and $1.67 billion, respectively. At December 31, 2022 and 2021, accrued interest payable on our short-term debt facilities was $7 million and $2 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At December 31, 2022, the accrued interest payable balance on this financing was $0.5 million and the unamortized capitalized commitment costs were $1 million.
In connection with our acquisition of Riverbend, we assumed $43 million of promissory notes which are payable on demand with 90-days' prior notice from the lender or which may be repaid by us with 90-days' prior notice. These unsecured, non-marginable, recourse notes were issued in three separate series with fixed interest rates between 6% and 8%. During the year ended December 31, 2022, we repaid $16 million of principal of these notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $1 million at December 31, 2022. At both December 31, 2022 and 2021, we had no outstanding borrowings on this facility.
During the year ended December 31, 2022, business purpose loan warehouse facilities with a borrowing limits of $900 million, were reclassified to short-term debt from long-term debt as the maturity of these facilities became less than one year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 14. Short-Term Debt - (continued)

During the year ended December 31, 2022, $199 million principal amount of 4.75% convertible debt and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of August 2022. During the fourth quarter of 2022, we repurchased $22 million of convertible debt and recorded a $0.4 million dollar gain on extinguishment.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at December 31, 2022.
Table 14.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2022
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$186,287	$517,120	$703,407
Business purpose loans	—	267,588	412,512	680,100
Real estate securities	89,216	35,693	—	124,909
HEI warehouse	—	—	111,681	111,681
Total Secured Short-Term Debt	89,216	489,567	1,041,313	1,620,096
Servicer advance financing	—	—	206,510	206,510
Promissory notes	—	27,058	—	27,058
Convertible notes, net	—	—	176,015	176,015
Total Short-Term Debt	$89,216	$516,625	$1,423,838	$2,029,679

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 15. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail), with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at December 31, 2022 and 2021 along with other selected information, are summarized in the following table.
Table 15.1 – Asset-Backed Securities Issued

	December 31, 2022
(Dollars in Thousands)	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total

Certificates with principal balance	$200,047	$3,595,715	$3,322,250	$1,306,652	$410,725	$108,962	$8,944,351
Interest-only certificates	180	57,871	124,928	15,328	7,379	—	205,686
Market valuation adjustments	(16,036)	(682,477)	(331,371)	(99,830)	(25,319)	(8,252)	(1,163,285)
ABS Issued, Net	$184,191	$2,971,109	$3,115,807	$1,222,150	$392,785	$100,710	$7,986,752
Range of weighted average interest rates, by series(3)	2.69% to 5.19%	2.57% to 6.13%	2.34% to 5.92%	3.50% to 4.75%	3.41%	3.78%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2032	2028-2059	2025	2052
Number of series	20	17	19	3	1	1

	December 31, 2021
(Dollars in Thousands)	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
Certificates with principal balance	$259,505	$3,353,073	$3,264,766	$1,535,638	$418,700	$138,792	$8,970,474
Interest-only certificates	619	32,749	193,725	11,714	10,184	—	248,991
Market valuation adjustments	(32,243)	(2,774)	16,407	41,111	12,973	(1,382)	34,092
ABS Issued, Net	$227,881	$3,383,048	$3,474,898	$1,588,463	$441,857	$137,410	$9,253,557
Range of weighted average interest rates, by series(3)	0.23% to 1.44%	2.40% to 5.03%	2.64% to 5.24%	3.50% to 4.75%	3.41%	3.31%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2031	2028-2059	2025	2052
Number of series	20	16	16	3	1	1
(1)Includes $485 million and $270 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at December 31, 2022 and December 31, 2021, respectively.
(2)Includes $86 million and $145 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at December 31, 2022 and December 31, 2021, respectively.
(3)Certain ABS issued by CAFL, Freddie Mac SLST, and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 15. Asset-Backed Securities Issued - (continued)
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2022, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $6 million in total, for a net carrying value of $209 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were collateralized by $232 million of BPL bridge loans and $18 million of restricted cash and other assets at December 31, 2022. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2022, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $1 million, for a net carrying value of $269 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $284 million of BPL bridge loans, $11 million of other assets and $16 million of restricted cash at December 31, 2022. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
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
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2022, the principle balance of the ABS issued was $86 million and deferred issuance costs totaled $1 million, for a net carrying value of $85 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued are subject to an optional redemption through July 2023, at which time, if the redemption right has not been exercised, the ABS interest rate steps up to 7.75%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 15. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At December 31, 2022, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at December 31, 2022 and 2021. Interest due on consolidated ABS issued is payable monthly.
Table 15.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2022	December 31, 2021
Legacy Sequoia	$282	$99
Sequoia	8,880	8,452
CAFL	10,918	11,030
Freddie Mac SLST (1)	3,561	4,630
Freddie Mac K-Series	1,167	1,190
Total Accrued Interest Payable on ABS Issued	$24,808	$25,401
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 16. Long-Term Debt
The table below summarizes our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2022 and 2021.
Table 16.1 – Long-Term Debt

	December 31, 2022
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$130,408	$—	$130,408	N/A	5.71%	9/2024
Facility B	101,706	(50)	101,656	N/A	4.21%	2/2025
Facility C	68,995	(125)	68,870	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	404,622	(667)	403,955	$750,000	SOFR + 2.87%	N/A
Facility E	308,933	(838)	308,095	335,000	SOFR + 3.25%	12/2025
Recourse BPL Financing
Facility F	64,689	(473)	64,216	500,000	SOFR + 2.25%-2.50%	9/2024
Total Long-Term Debt Facilities	1,079,353	(2,153)	1,077,200
Convertible notes
5.625% convertible senior notes	150,200	(1,282)	148,918	N/A	5.625%	7/2024
5.75% exchangeable senior notes	162,092	(2,410)	159,682	N/A	5.75%	10/2025
7.75% convertible senior notes	215,000	(6,142)	208,858	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(733)	138,767	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,746,145	$(12,720)	$1,733,425

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 16. Long-Term Debt - (continued)

Table 16.1 – Long-Term Debt (continued)

	December 31, 2021
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$144,385	$(313)	$144,072	N/A	4.21%	9/2024
Facility B	102,351	(353)	101,998	N/A	4.21%	2/2025
Facility C	91,707	(376)	91,331	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	307,215	(507)	306,708	400,000	L + 2.75%	N/A
Recourse BPL Financing
Facility G	234,349	(123)	234,226	450,000	L + 2.21%	9/2023
Facility H	110,148	—	110,148	450,000	L + 3.35%	6/2023
Total Long-Term Debt Facilities	990,155	(1,672)	988,483
Convertible notes
4.75% convertible senior notes	198,629	(1,836)	196,793	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,072)	148,128	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,384)	168,708	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(779)	138,721	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,650,576	$(9,743)	$1,640,833
(1) Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) or SOFR plus an applicable spread.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at December 31, 2022 and 2021.
Table 16.2 – Collateral for Long-Term Debt

(In Thousands)	December 31, 2022	December 31, 2021
Collateral Type
BPL bridge loans	$897,782	$554,597
BPL term loans	66,567	244,703
Real estate securities
Sequoia securitizations (1)	178,439	247,227
CAFL securitizations (1)	237,068	260,405
Total Collateral for Long-Term Debt	$1,379,856	$1,306,932
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 16. Long-Term Debt - (continued)

The following table summarizes the accrued interest payable on long-term debt at December 31, 2022 and 2021.
Table 16.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	December 31, 2022	December 31, 2021
Long-term debt facilities	$3,364	$815
Convertible notes
4.75% convertible senior notes	—	3,564
5.625% convertible senior notes	3,896	3,896
5.75% exchangeable senior notes	2,332	2,474
7.75% convertible senior notes	741	—
Trust preferred securities and subordinated notes	1,633	581
Total Accrued Interest Payable on Long-Term Debt	$11,966	$11,330
Recourse Subordinate Securities Financing Facilities
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia securitizations (Facility A in Table 16.1 above). The financing is fully and unconditionally guaranteed by Redwood, and had an interest rate of approximately 4.21% through September 2022, which increased to 5.71% from October 2022 through September 2023, and will increase to 7.21% from October 2023 through September 2024. The financing facility has a final maturity in September 2024.
In 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility B in Table 16.1 above). The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023, increasing to 5.71% from March 2023 through February 2024, and to 7.21% from March 2024 through February 2025. The financing facility may be terminated, at our option, beginning in February 2023, and has a final maturity in February 2025.
In the third quarter of 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility C in Table 16.1 above). The financing is guaranteed by Redwood, with an interest rate of approximately 4.75% through June 2024, increasing to 6.25% from July 2024 through June 2025, and to 7.75% from July 2025 to June 2026. The financing facility may be terminated, at our option, beginning in June 2023, and has a final maturity in June 2026.
Non-Recourse Business Purpose Loan Financing Facilities
During the fourth quarter of 2022, we entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for BPL bridge loans (Facility E in table 16.1 above).
During the first quarter of 2022, we amended facility D (see Table 16.1 above) to increase the borrowing limit from $400 million to $600 million. During the third quarter of 2022, we amended facility D to increase the borrowing limit from $600 million to $750 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 16. Long-Term Debt - (continued)

Recourse Business Purpose Loan Financing Facilities
During the third quarter of 2022, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for BPL term and BPL bridge loans (Facility F in Table 16.1 above).
During the third quarter of 2022, Facility G was reclassified to short-term debt as the maturity of this facility was less than one year. During the second quarter of 2022, Facility H was reclassified to short-term debt as the maturity of this facility was less than one year.
Convertible Notes
In the second quarter of 2022, we issued $215 million principal amount of 7.75% convertible senior notes due 2027. These notes require semi-annual interest payments at a fixed annual coupon rate of 7.75% until maturity or conversion, which will be no later than June 15, 2027. After deducting the underwriting discount and offering costs, we received $208 million of net proceeds. Including amortization of deferred debt issuance costs, the effective interest expense yield on these notes was approximately 8.50% per annum. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. The initial conversion rate of the notes is 95.6823 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $10.45 per common share).
In September 2019, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. After deducting the underwriting discount and offering costs, we received $195 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At December 31, 2022, these notes were exchangeable at the option of the holder at an exchange rate of 55.2644 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $18.09 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the fourth quarter of 2022, we repurchased $10 million par value of these notes at a discount and recorded a gain on extinguishment of $2 million in Realized gains, net on our consolidated statements of income (loss). During the second quarter of 2020, we repurchased $29 million par value of these notes at a discount and recorded a gain on extinguishment of $6 million in Realized gains, net on our consolidated statements of income (loss).
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
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At December 31, 2022, these notes were convertible at the option of the holder at a conversion rate of 54.4764 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.36 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the fourth quarter of 2022, we repurchased $22 million of convertible debt and recorded a $0.4 million dollar gain on extinguishment. During the second quarter of 2020, we repurchased $46 million par value of these notes at a discount and recorded a gain on extinguishment of $10 million in Realized gains, net on our consolidated statements of income (loss). During the third quarter of 2022, $199 million principal amount of 4.75% convertible debt and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of August 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 16. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At December 31, 2022, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037.
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

Note 17. Commitments and Contingencies
Lease Commitments
At December 31, 2022, we were obligated under 10 non-cancelable operating leases with expiration dates through 2031 for $21 million of cumulative lease payments. Our operating lease expense was $5 million, $4 million, and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents our future lease commitments at December 31, 2022.
Table 17.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2022
2023	$4,956
2024	4,601
2025	3,580
2026	3,420
2027	2,563
2028 and thereafter	1,991
Total Lease Commitments	21,111
Less: Imputed interest	(2,548)
Operating Lease Liabilities	$18,563
Leasehold improvements for our offices are amortized into expense over the lease term. There were $3 million of unamortized leasehold improvements at December 31, 2022. For each of the years ended December 31, 2022, 2021, and 2020, we recognized $0.5 million of leasehold amortization expense.
During the year ended December 31, 2022, we did not enter into any new office leases. During the third quarter of 2022, we assumed three operating office leases as a result of our acquisition of Riverbend on July 1, 2022. At December 31, 2022, our operating lease liabilities were $19 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $16 million, which were a component of Other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 17. Commitments and Contingencies - (continued)

We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for our leases was 5 years and 5.2%, respectively.
Commitment to Fund BPL Bridge Loans
As of December 31, 2022, we had commitments to fund up to $904 million of additional advances on existing BPL bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At December 31, 2022 and 2021, we carried a $2 million and $1 million contingent liability, respectively, related to these commitments to fund construction advances. During the years ended December 31, 2022 and 2021, we recorded a net market valuation loss of $0.5 million and a net market valuation gain of $1 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss).
Commitment to Fund Partnerships
In 2018, we invested in two partnerships created to acquire and manage certain mortgage servicing related assets. See Note 11 for additional detail on these investments. In connection with these investments, we are required to fund future net servicer advances related to the underlying mortgage loans. The actual amount of net servicer advances we may fund in the future is subject to significant uncertainty and will be based on the credit and prepayment performance of the underlying loans.
Commitment to Acquire HEIs
At December 31, 2022, we had outstanding flow purchase agreements with multiple third parties, with aggregate purchase commitments of $69 million outstanding. These purchase agreements specify monthly minimum and maximum amounts of HEIs subject to such purchase commitments. As of December 31, 2022, we had the option to terminate certain HEI purchase commitments upon 90 days prior notice and reduce our HEI purchase commitments. See Note 10 for additional detail on these investments.
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At December 31, 2022, we had funded $15 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons investment. At December 31, 2022, we had funded $1 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
Riverbend Contingent Consideration
As part of the consideration for our acquisition of Riverbend, we may make earnout payments payable in cash, based on generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. These contingent earnout payments are classified as a contingent consideration liability on our consolidated balance sheets and carried at fair value. At December 31, 2022, our estimated fair value of this contingent liability was zero.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 17. Commitments and Contingencies - (continued)

Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At December 31, 2022, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At December 31, 2022, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the years ended December 31, 2022, 2021, and 2020, other income related to these arrangements was $1 million, $3 million and $4 million, respectively, and was included in Other income on our consolidated statements of income (loss). For the years ended December 31, 2022, 2021, and 2020, we recorded net market valuation losses related to these arrangements of $0.1 million, $0.1 million, and $1 million, respectively, through Investment fair value changes, net, on our consolidated statements of income (loss).
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at December 31, 2022, the loans had an unpaid principal balance of $439 million, a weighted average FICO score of 760 (at origination) and LTV ratio of 74% (at origination). At December 31, 2022, $8 million of the loans were 90 or more days delinquent, of which five of these loans with an unpaid principal balance of $0.9 million were in foreclosure. At December 31, 2022, the carrying value of our guarantee obligation was $6 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At December 31, 2022 and 2021, assets of such SPEs totaled $30 million and $34 million, respectively, and liabilities of such SPEs totaled $6 million and $7 million, respectively.
Loss Contingencies — Repurchase Reserves
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential and business purpose loans we have sold to securitization trusts or third parties and for conforming residential loans associated with MSRs that we have purchased from third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.
At December 31, 2022 and 2021, our repurchase reserve associated with our residential loans and MSRs was $6 million and $9 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 14 and four repurchase requests during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, we repurchased one loan, two loans, and one loan, respectively. During the years ended December 31, 2022, 2021, and 2020, we recorded a net reversal of repurchase provision of $3 million, a repurchase provision expense of $1 million, and a repurchase provision expense of $4 million, respectively, that were recorded in Mortgage banking activities, net and Other income on our consolidated statements of income (loss) and had charge-offs of $43 thousand, $0.2 million, and $0.1 million, respectively.
At December 31, 2022 and 2021, our repurchase reserve associated with our business purpose loans was $1 million and zero, respectively. We received eight and zero repurchase requests for business purpose loans during the years ended December, 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we did not repurchase any business purpose loans. During the years ended December 31, 2022 and 2021, we a recorded repurchase provision expense of $1 million and zero, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss) and had no charge-offs in either year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 17. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the FHLB-Seattle or Schwab litigation matters referenced in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading "Loss Contingencies - Litigation." At December 31, 2022, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters referenced in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million.
From time to time and in the ordinary course of business, we may submit or receive demand letters to or from counterparties relating to breaches of representations and warranties, be named in lawsuits brought by mortgage borrowers relating to foreclosure proceedings initiated by the servicers of the related mortgage loans or seeking to establish that their mortgage notes and/or mortgages are unenforceable as a matter of law due to defects in the transfer and assignment of those notes and mortgages, or be named in lawsuits brought by mortgage borrowers seeking remedies against the originator of the mortgage for fraud or defects in the originator's origination process, including defects in the disclosure of mortgage terms at the time of origination (in these cases we may be named in connection with the origination of the loan, in the case of business purpose loans we originate, or on a theory of assignee liability in the case of residential loans we acquire). Additionally, following our acquisitions of the 5 Arches, CoreVest, and Riverbend business purpose loan origination platforms, there are litigation matters that relate to these platforms that represent a level of litigation activity that we believe is generally consistent with the ordinary course of business of a loan originator, which had not been associated with Redwood historically.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 18. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2022 and 2021.
Table 18.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Years Ended December 31,
	2022		2021
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$67,503	$(76,430)	$76,336	$(80,557)
Other comprehensive (loss) income before reclassifications	(64,704)	—	8,016	—
Amounts reclassified from other accumulated comprehensive (loss) income	636	4,127	(16,849)	4,127
Net current-period other comprehensive (loss) income	(64,068)	4,127	(8,833)	4,127
Balance at End of Period	$3,435	$(72,303)	$67,503	$(76,430)
The following table provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021.
Table 18.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Year Ended December 31,
(In Thousands)	Income Statement	2022	2021
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$2,541	$(388)
Gain on sales and calls of AFS securities	Realized gains, net	(1,905)	(16,461)
		$636	$(16,849)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$4,127	$4,127
		$4,127	$4,127

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 18. Equity - (continued)

Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the year ended December 31, 2022, we issued 5.2 million common shares for net proceeds of $67 million under this program. During the years ended December 31, 2021 and December 31, 2020, we issued 1.6 million and 0.1 million of common shares for net proceeds of $20 million and $2 million under this program, respectively. During the first quarter of 2022, we increased the capacity of this program to $175 million, all of which remained outstanding for future offerings under this program as of December 31, 2022.
Direct Stock Purchase and Dividend Reinvestment Plan
During the year ended December 31, 2022, we did not issue shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. During the year ended December 31, 2021, we issued 0.1 million shares of common stock for net proceeds of $1 million through our Direct Stock Purchase and Dividend Reinvestment Plan. At December 31, 2022, approximately 6 million shares remained outstanding for future offerings under this plan.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2022, 2021, and 2020.
Table 18.3 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2022	2021	2020
Basic Earnings (Loss) per Common Share:
Net (loss) income attributable to Redwood	$(163,520)	$319,613	$(581,847)
Less: Dividends and undistributed earnings allocated to participating securities	(4,335)	(10,635)	(1,990)
Net (loss) income allocated to common shareholders	$(167,855)	$308,978	$(583,837)
Basic weighted average common shares outstanding	117,227,846	113,230,190	113,935,605
Basic (Loss) Earnings per Common Share	$(1.43)	$2.73	$(5.12)
Diluted Earnings per Common Share:
Net (loss) income attributable to Redwood	$(163,520)	$319,613	$(581,847)
Less: Dividends and undistributed earnings allocated to participating securities	(4,335)	(9,880)	(1,990)
Add back: interest expense of convertible notes for the period, net of tax	—	27,463	—
Net (loss) income allocated to common shareholders	$(167,855)	$337,196	$(583,837)
Weighted average common shares outstanding	117,227,846	113,230,190	113,935,605
Net effect of dilutive equity awards	—	273,236	—
Net effect of assumed convertible notes conversion to common shares	—	28,566,875	—
Diluted weighted average common shares outstanding	117,227,846	142,070,301	113,935,605
Diluted (Loss) Earnings per Common Share	$(1.43)	$2.37	$(5.12)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 18. Equity - (continued)

For the year ended December 31, 2021, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the years ended December 31, 2022 and December 31, 2020, 40,081,997 and 31,306,089 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the years ended December 31, 2022, 2021, and 2020, the number of outstanding equity awards that were antidilutive totaled 226,975, 18,736, and 12,622, respectively.
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced our previous $100 million stock repurchase authorization. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the year ended December 31, 2022, we repurchased 7.1 million shares of our common stock for a total cost of $56 million. At December 31, 2022, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. See Note 14. Short-Term Debt and Note 16. Long-Term Debt for information regarding our convertible and exchangeable debt repurchases in 2022.
Note 19. Equity Compensation Plans
At December 31, 2022 and 2021, 2,896,604 and 5,958,390 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan totaled $40 million at December 31, 2022, as shown in the following table.
Table 19.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2022
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$84	$3,589	$26,473	$12,237	$—	$42,383
Equity grants	—	4,688	11,672	9,875	224	26,459
Performance-based valuation adjustment	—	—	—	(3,205)	—	(3,205)
Equity grant forfeitures	(5)	(548)	(4,812)	—	—	(5,365)
Equity compensation expense	(79)	(2,661)	(13,484)	(3,636)	(224)	(20,084)
Unrecognized Compensation Cost at End of Period	$—	$5,068	$19,849	$15,271	$—	$40,188

At December 31, 2022, the weighted average amortization period remaining for all of our equity awards was less than two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 19. Equity Compensation Plans - (continued)
Restricted Stock Awards ("RSAs")
The following table summarizes the activities related to RSAs for the years ended December 31, 2022, 2021, and 2020.
Table 19.2 – Restricted Stock Awards Activities

	Years Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	28,141	$14.74	78,998	$15.23	216,470	$14.85
Granted	—	—	—	—	—	—
Vested	(27,800)	14.74	(50,857)	15.50	(102,615)	14.44
Forfeited	(341)	14.66	—	—	(34,857)	15.16
Outstanding at End of Period	—	$—	28,141	$14.74	78,998	$15.23
The expenses recorded for RSAs were $0.1 million, $0.5 million, and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there were no restricted stock awards outstanding or any remaining unrecognized compensation costs related to these awards.
Restricted Stock Units ("RSUs")
The following table summarizes the activities related to RSUs for the years ended December 31, 2022, 2021, and 2020.
Table 19.3 – Restricted Stock Units Activities

	Years Ended December 31,
	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	431,072	$11.55	282,424	$16.09	275,173	$15.65
Granted	558,388	8.38	272,261	8.80	205,482	16.86
Vested	(134,426)	12.56	(78,270)	15.93	(68,076)	15.65
Forfeited	(48,915)	11.04	(45,343)	15.75	(130,155)	16.60
Outstanding at End of Period	806,119	$9.22	431,072	$11.55	282,424	$16.09
The expenses recorded for RSUs were $3 million, $2 million, and $1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $5 million of unrecognized compensation cost related to unvested RSUs. This cost will be recognized over a weighted average period of less than 1 year. Restrictions on shares of RSUs outstanding lapse through 2026.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 19. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2022, 2021, and 2020.
Table 19.4 – Deferred Stock Units Activities

	Years Ended December 31,
	2022		2021		2020
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	4,022,088	$12.93	2,805,144	$13.84	2,630,805	$15.66
Granted	1,759,344	8.83	1,588,862	12.04	1,186,154	10.69
Distributions	(551,401)	11.35	(340,757)	15.82	(720,562)	14.31
Forfeitures	(398,693)	12.07	(31,161)	17.65	(291,253)	16.25
Balance at End of Period	4,831,338	$11.31	4,022,088	$12.93	2,805,144	$13.84
We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. DSUs generally vest over the course of a four-year vesting period, and are distributed after the end of the final vesting period or after an employee is terminated. At December 31, 2022 and 2021, the number of outstanding DSUs that were unvested was 2,335,551 and 2,552,186, respectively, and the weighted average grant-date fair value of these unvested DSUs was $10.74 and $12.07 at December 31, 2022 and 2021, respectively. Unvested DSUs at December 31, 2022 will vest through 2026.
Expenses related to DSUs were $13 million, $9 million, and $8 million for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, there was $20 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than 2 years.
Performance Stock Units (“PSUs”)
At December 31, 2022 and 2021, the target number of PSUs that were unvested was 2,354,002 and 1,473,883, respectively. During 2022, 2021, and 2020, 1,086,153, 518,173, and 473,845 target number of PSUs were granted, respectively, with per unit grant date fair values of $9.09, $15.68, and $10.42, respectively. The end of the vesting period for 275,831 target PSU awards that were granted in 2019 was January 1, 2023 and failure to reach a threshold level under their performance-based vesting criteria resulted in the vesting of no shares of our common stock underlying these PSUs. During the years ended December 31, 2022 and 2021, there were no PSUs forfeited due to employee departures. During the year ended December 31, 2020, 99,175 PSUs were forfeited due to employee departures.
With respect to 1,086,153, 518,173, and 473,845 target number of PSUs granted in December 2022, December 2021, and December 2020, respectively, and outstanding at December 31, 2022, the number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of PSUs granted, with the target number of PSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Vesting of these PSUs will generally occur as of January 1, 2026 for the December 2022 awards, January 1, 2025 for the December 2021 awards, and January 1, 2024 for the December 2020 awards. Vesting criteria for these awards are based on a three-step process as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 19. Equity Compensation Plans - (continued)
With respect to the December 2022 PSU awards:
•First, vesting would range from 0% - 250% of two-thirds of the Target PSUs granted based on the level of book value total shareholder return ("bvTSR") attained over the three-year vesting period, with 100% of this two-thirds of the Target PSUs vesting if three-year bvTSR is 25%. bvTSR is defined as the percentage by which our book value "per share price" has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock.
•Second, vesting would range from 0% - 250% of one-third of the Target PSUs granted based on Redwood’s relative total shareholder return (“rTSR”) against a comparator group of companies measured over the three-year vesting period, with 100% of this one-third of the Target PSUs vesting if three-year rTSR corresponds to 55th percentile rTSR.
•Third, if the aggregate vesting level after steps one and two is greater than 100% of the Target PSUs, but the Company's absolute total shareholder return ("TSR") is negative over the three-year performance period, vesting would be capped at 100% of Target PSUs. TSR is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock.
With respect to the December 2021 and 2020 PSU awards:
•First, Target PSUs are divided into three equal tranches. Baseline vesting for each tranche would range from 0% - 200% of the Target PSUs in such tranche based on the level of the Company's bvTSR attained over a corresponding calendar year measurement period within the three-year vesting period, with 100% of the Target PSUs in each tranche vesting if one-year bvTSR for such tranche is 7.7%.
•Second, at the end of the three-year vesting period, the aggregate vesting level of the three tranches, or total baseline vesting, would then be adjusted to increase or decrease by up to 50 percentage points based on the Company's three-year rTSR against a comparator group of companies measured over the three-year vesting period, with median rTSR performance correlating to no adjustment from the total baseline level of vesting.
•Third, if the aggregate vesting level after steps one and two is greater than 100% of the Target PSUs, but the Company's absolute TSR is negative over the three-year performance period, vesting would be capped at 100% of Target PSUs.
With respect to the December 2019 PSU awards:

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
The grant date fair value of the December 2022 PSUs of $9.09 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2023 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For the 2022 PSU grant, an implied volatility assumption of 69% (based on historical volatility), a risk-free rate of 3.91% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 19. Equity Compensation Plans - (continued)
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
Expenses related to PSUs were $4 million for the year ended December 31, 2022, $3 million for the year ended December 31, 2021, and $0.1 million for the year ended December 31, 2020. As of December 31, 2022, there was $15 million of unrecognized compensation cost related to unvested PSUs.
During 2022, for PSUs granted in 2021 and 2020, we adjusted the cumulative expected amortization expense down by $3 million to reflect our revised vesting estimate that none of the shares would vest in relation to the bvTSR performance condition for the initial one-year vesting tranche of the 2021 PSU grant and the second-year vesting tranche of the 2020 PSU grant. During 2021, for PSUs granted in 2020, we adjusted the cumulative expected amortization expense up by $1 million to reflect our revised vesting estimate that 200% of the target shares would vest in relation to the bvTSR performance condition for the initial one-year vesting tranche. During 2020, for PSUs granted in 2018 and 2019, we adjusted our vesting estimate down to assume that none of these awards would meet the minimum performance thresholds for vesting, resulting in a reversal of $1 million of stock-based compensation expense that had been recorded prior to 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 19. Equity Compensation Plans - (continued)
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2022, 657,777 shares had been purchased, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2022.
The following table summarizes the activities related to the ESPP for the years ended December 31, 2022, 2021, and 2020.
Table 19.5 – Employee Stock Purchase Plan Activities

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Balance at beginning of period	$7	$17	$4
Employee purchases	584	595	347
Cost of common stock issued	(555)	(605)	(334)
Balance at End of Period	$36	$7	$17
Executive Deferred Compensation Plan
The following table summarizes the cash account activities related to the EDCP for the years ended December 31, 2022, 2021, and 2020.
Table 19.6 – EDCP Cash Accounts Activities

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Balance at beginning of period	$2,730	$2,289	$2,454
New deferrals	1,083	1,017	726
Accrued interest	108	56	42
Withdrawals	(614)	(632)	(933)
Balance at End of Period	$3,307	$2,730	$2,289
In 2022, our Board of Directors approved an amendment to the EDCP to increase by 200,000 shares the shares available to allow non-employee directors to defer certain cash payments and dividends into DSUs. At December 31, 2022, there were 151,005 shares available for grant under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 20. Mortgage Banking Activities
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the years ended December 31, 2022, 2021, and 2020.
Table 20.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(131,675)	$83,733	$41,284
Trading securities (2)	4,249	(352)	(4,535)
Risk management derivatives (3)	100,713	38,352	(26,376)
Other income (expense), net (4)	5,431	5,418	(6,652)
Total residential mortgage banking activities, net	(21,282)	127,151	3,721

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
BPL term loans, at fair value (1)	(91,690)	63,872	82,510
BPL bridge loans, at fair value	2,679	8,253	(4,998)
Risk management derivatives (3)	56,731	2,708	(21,403)
Other income, net (5)	39,903	33,760	18,642
Total business purpose mortgage banking activities, net	7,623	108,593	74,751
Mortgage Banking Activities, Net	$(13,659)	$235,744	$78,472
(1)For residential loans, includes changes in fair value for associated loan purchase commitments. For business purpose loans, includes changes in fair value for associated interest rate lock commitments.
(2)Represents fair value changes on trading securities that are being used along as hedges to manage the mark-to-market risks associated with our residential mortgage banking operations.
(3)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations.
(4)Amounts in this line item include other fee income from loan acquisitions, and provisions for repurchases, presented net.
(5)Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 21. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the years ended December 31, 2022, 2021 and 2020.
Table 21.1 – Other Income, Net

	Years Ended December 31,
(In Thousands)	2022	2021	2020
MSR income (loss), net(1)	$14,879	$2,380	$(9,694)
Risk share income	1,289	2,815	4,367
FHLBC capital stock dividend	—	53	1,229
Bridge Loan Fees	5,276	4,194	3,812
BPL loan administration fee income	—	184	2,912
Other, net	(240)	2,392	1,562
Other Income, Net	$21,204	$12,018	$4,188
(1)Includes servicing fees and fair value changes for MSRs and related hedges, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 22. Operating Expenses
Components of our general and administrative expenses, portfolio management costs, loan acquisition costs, and other expenses for the years ended December 31, 2022, 2021 and 2020 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Years Ended December 31,
(In Thousands)	2022	2021	2020
General and Administrative Expenses
Fixed compensation expense(1)	$63,642	$46,328	$46,689
Annual variable compensation expense	12,873	58,569	14,116
Long-term incentive award expense (2)	23,101	19,938	12,439
Acquisition-related equity compensation expense (3)	—	3,813	4,848
Systems and consulting	14,193	14,445	11,728
Office costs	8,574	7,837	7,794
Accounting and legal	6,644	4,975	7,928
Corporate costs	3,675	3,388	2,829
Other	8,206	5,925	5,127
Total General and Administrative Expenses	140,908	165,218	113,498

Portfolio Management Costs	7,951	5,758	4,204

Loan Acquisition Costs
Commissions	7,154	7,116	4,321
Underwriting costs	3,368	7,645	2,447
Transfer and holding costs	1,244	1,458	1,757
Total Loan Acquisition Costs	11,766	16,219	8,525

Other Expenses
Goodwill impairment expense	—	—	88,675
Amortization of purchase-related intangible assets	13,969	15,304	15,925
Other	1,621	1,391	4,185
Total Other Expenses	15,590	16,695	108,785
Total Operating Expenses	$176,215	$203,890	$235,012
(1)Includes $7 million of severance and transition-related expenses for the year ended December 31, 2022.
(2)For the years ended December 31, 2022 and 2021, long-term incentive award expense includes $20 million and $14 million, respectively, of expense for awards settleable in shares of our common stock and $3 million and $6 million, respectively, of expense for awards settleable in cash.
(3)Acquisition-related equity compensation expense relates to 588,260 shares of restricted stock that were issued to members of CoreVest management as a component of the consideration paid to them for our purchase of their interests in CoreVest in 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 22. Operating Expenses - (continued)
During the third and fourth quarters of 2022, we initiated various expense management initiatives, including the restructuring of our Business Purpose Mortgage Banking management team, and incurred $7 million of employee severance and related transition expenses, which were incurred almost entirely at our Business Purpose Mortgage Banking segment.
Cash-Settled Deferred Stock Units
During the years ended December 31, 2022, 2021 and 2020, $3 million, $4 million and $2 million of cash-settled deferred stock units, respectively, were granted to certain executive officers and non-executive employees that will vest over the next four years through 2026. These awards will be fully vested and payable in cash with a vested award value based on the closing market price of our common stock on their respective final vesting dates. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period. For the years ended December 31, 2022, 2021 and 2020, we recognized an expense of $1 million, $2 million and $0.1 million, respectively, for cash-settled deferred stock units in "Long-term incentive award expense," as presented in Table 22.1 above. At December 31, 2022 and December 31, 2021, the unamortized compensation cost of cash-settled deferred stock units was $5 million and $7 million, respectively. The compensation costs associated with these awards are adjusted for changes in the value of our common stock at the end of each reporting period.
Long-Term Cash-Based Awards
During the years ended December 31, 2022, 2021 and 2020, $3 million, $1 million and $8 million of long-term cash-based retention awards were granted to certain executive and non-executive employees, respectively, that will vest and be paid over one to three-year periods, subject to continued employment through the vesting periods through 2023 and 2024. During the year ended December 31, 2022, $2 million of cash-based retention awards that were granted during 2020 and 2022 were forfeited due to employee terminations. Additionally, during 2020, Cash Performance Awards with an aggregate granted award value of $2 million, were granted to certain executive and non-executive employees that will vest between 0% to 400% of granted award value based on a relative total stockholder return measure, and are contingent on continued employment over a three-year service period.
The value of long-term cash-based awards is being amortized into expense on a straight-line basis over each award's respective vesting period. The Cash Performance Awards are amortized on a straight-line basis over three years; however, they are remeasured at fair value each quarter-end and the cumulative straight-line expense is trued-up in respect to their updated value. For the years ended December 31, 2022, 2021 and 2020, General and administrative expenses included $1 million, $3 million and $5 million of aggregate expense, respectively, related to long-term cash-based awards and the Cash Performance awards.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 23. Taxes
Components of our net deferred tax assets at December 31, 2022 and 2021 are presented in the following table.
Table 23.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2022	December 31, 2021
Deferred Tax Assets
Net operating loss carryforward – state	$102,795	$98,011
Net capital loss carryforward – state	17,244	18,082
Net operating loss carryforward – federal	18,738	82
Real estate assets	2,851	1,347
Allowances and accruals	3,035	3,528
Goodwill and intangible assets	26,193	24,973
Other	3,803	3,016
Tax effect of unrealized (gains) / losses - OCI	365	(21)
Total Deferred Tax Assets	175,024	149,018
Deferred Tax Liabilities
Mortgage Servicing Rights	(7,475)	(3,617)
Interest rate agreements	(2,780)	(3,324)
Total Deferred Tax Liabilities	(10,255)	(6,941)
Valuation allowance	(122,838)	(121,210)
Total Net Deferred Tax Asset, net of Valuation Allowance	$41,931	$20,867
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
Realization of our deferred tax assets ("DTAs") at December 31, 2022, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly. As we experienced full-year 2022 GAAP losses at our TRS, we closely analyzed our estimate of the realizability of our net deferred tax assets in whole and in part. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. This evaluation requires significant judgment and changes to our assumptions could result in a material change in the valuation allowance. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as we remained uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs. The net increase in the total valuation allowance was $2 million in 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 23. Taxes (continued)

For the year ended December 31, 2021, we reassessed the valuation allowance on our deferred tax assets ("DTAs") noting an increase in positive evidence related to our ability to utilize certain DTAs. At the time of the evaluation, the positive evidence included significant revenue growth in recent quarters and expectations regarding future profitability at our TRS. After assessing both the positive and negative evidence, we determined it was more likely than not that we would realize all of our federal DTAs. Therefore, we reversed our federal valuation allowance of $17 million as a discrete benefit in the third quarter of 2021. In addition to the federal valuation allowance release, we determined it was more likely than not that we would realize a portion of our state DTAs and, as such, reversed $3 million of state valuation allowance as a discrete item in the third quarter of 2021.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2019 to 2022, and State, 2018 to 2022) and, at December 31, 2022 and 2021, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
At December 31, 2022, our federal NOL carryforward at the REIT was $37 million, of which $29 million will expire in 2029 and $9 million will carry forward indefinitely. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2022, our taxable REIT subsidiaries had $89 million of federal NOLs which will carry forward indefinitely. Redwood and its taxable REIT subsidiaries accumulated an estimated state NOL of $1.20 billion at December 31, 2022. These NOLs expire beginning in 2031. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2022, 2021, and 2020.
Table 23.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Current Provision for Income Taxes
Federal	$340	$28,718	$1,598
State	496	9,859	(182)
Total Current Provision for Income Taxes	836	38,577	1,416
Deferred (Benefit) Provision for Income Taxes
Federal	(19,083)	(17,172)	(6,024)
State	(1,673)	(2,927)	—
Total Deferred (Benefit) Provision for Income Taxes	(20,756)	(20,099)	(6,024)
Total (Benefit From) Provision for Income Taxes	$(19,920)	$18,478	$(4,608)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 23. Taxes (continued)

The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2022, 2021, and 2020.
Table 23.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2022	December 31, 2021	December 31, 2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect, as applicable	0.9%	1.8%	—%
Differences in taxable income from GAAP income	(0.5)%	(2.9)%	(1.4)%
Change in valuation allowance	—%	(4.9)%	(2.8)%
REIT GAAP income or loss not subject to federal income tax	(10.5)%	(9.5)%	(16.0)%
Effective Tax Rate	10.9%	5.5%	0.8%
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
December 31, 2022

Note 24. Segment Information
Redwood operates in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking and Investment Portfolio. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Item 1—Business in this Annual Report on Form 10-K.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments, as well as activity from certain consolidated Sequoia entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense for our convertible notes and trust preferred securities (and in 2022 and 2020, realized gains from the repurchase of convertible notes), indirect general and administrative expenses and other expense.
The following tables present financial information by segment for the years ended December 31, 2022, 2021, and 2020.
Table 24.1 – Business Segment Financial Information

	Year Ended December 31, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$45,202	$28,674	$627,134	$6,844	$707,854
Interest expense	(32,735)	(18,041)	(445,154)	(56,470)	(552,400)
Net interest income	12,467	10,633	181,980	(49,626)	155,454
Non-interest (loss) income
Mortgage banking activities, net	(21,282)	7,623	—	—	(13,659)
Investment fair value changes, net	—	—	(191,148)	15,590	(175,558)
Other income, net	—	3,509	18,596	(901)	21,204
Realized gains, net	—	—	3,174	2,160	5,334
Total non-interest (loss) income, net	(21,282)	11,132	(169,378)	16,849	(162,679)
General and administrative expenses	(22,566)	(56,557)	(6,036)	(55,749)	(140,908)
Portfolio management costs	—	—	(7,951)	—	(7,951)
Loan acquisition costs	(3,085)	(8,681)	—	—	(11,766)
Other expenses	74	(13,969)	(1,695)	—	(15,590)
Benefit from (Provision for) income taxes	12,814	13,157	(6,051)	—	19,920
Segment Contribution	$(21,578)	$(44,285)	$(9,131)	$(88,526)
Net (loss)					$(163,520)
Non-cash amortization (expense) income, net	$(1,075)	$(15,071)	$2,507	$(8,289)	$(21,928)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 24. Segment Information (continued)

Table 24.1 – Business Segment Financial Information (continued)

	Year Ended December 31, 2021
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$48,953	$14,054	$507,173	$4,746	$574,926
Interest expense	(26,963)	(7,230)	(351,635)	(40,921)	(426,749)
Net interest income	21,990	6,824	155,538	(36,175)	148,177
Non-interest income (loss)
Mortgage banking activities, net	127,151	108,593	—	—	235,744
Investment fair value changes, net	—	—	129,614	(1,565)	128,049
Other income, net	—	1,046	10,021	951	12,018
Realized gains, net	—	—	17,993	—	17,993
Total non-interest income (loss), net	127,151	109,639	157,628	(614)	393,804
General and administrative expenses	(33,574)	(46,586)	(7,992)	(77,066)	(165,218)
Portfolio management costs	—	—	(5,758)	—	(5,758)
Loan acquisition costs	(7,480)	(8,100)	(635)	(4)	(16,219)
Other expenses	104	(15,127)	(1,689)	17	(16,695)
(Provision for) Benefit from income taxes	(25,777)	(8,122)	(3,862)	19,283	(18,478)
Segment Contribution	$82,414	$38,528	$293,230	$(94,559)
Net Income					$319,613
Non-cash amortization (expense) income, net	$(82)	$(16,452)	$(20,781)	$(7,878)	$(45,193)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 24. Segment Information (continued)

Table 24.1 – Business Segment Financial Information (continued)

	Year Ended December 31, 2020
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$17,839	$19,200	$525,741	$9,136	$571,916
Interest expense	(11,978)	(13,145)	(375,262)	(47,620)	(448,005)
Net interest income	5,861	6,055	150,479	(38,484)	123,911
Non-interest income
Mortgage banking activities, net	3,721	74,622	129	—	78,472
Investment fair value changes, net	—	(101)	(586,333)	(2,004)	(588,438)
Other income, net	—	3,228	(1,725)	2,685	4,188
Realized gains, net	—	—	5,242	25,182	30,424
Total non-interest income (loss), net	3,721	77,749	(582,687)	25,863	(475,354)
General and administrative expenses	(16,318)	(37,461)	(6,819)	(52,900)	(113,498)
Portfolio management costs	(50)	—	(4,154)	—	(4,204)
Loan acquisition costs	(2,656)	(5,859)	—	(10)	(8,525)
Other expense	(4,114)	(104,147)	194	(718)	(108,785)
Benefit from (provision for) income taxes	4,567	(4,063)	4,104	—	4,608
Segment Contribution	$(8,989)	$(67,726)	$(438,883)	$(66,249)
Net (loss)					$(581,847)
Non-cash amortization income (expense), net	$(662)	$(18,426)	$(1,282)	$(4,954)	$(25,324)
Other significant non-cash expense: goodwill impairment	—	(88,675)	—	—	(88,675)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 24. Segment Information (continued)

The following table presents the components of Corporate/Other for the years ended December 31, 2022, 2021, and 2020.
Table 24.2 – Components of Corporate/Other

	Years Ended December 31,
	2022			2021			2020
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$5,672	$1,172	$6,844	$4,709	$37	$4,746	$9,061	$75	$9,136
Interest expense	(5,206)	(51,264)	(56,470)	(3,040)	(37,881)	(40,921)	(5,945)	(41,675)	(47,620)
Net interest income (loss)	466	(50,092)	(49,626)	1,669	(37,844)	(36,175)	3,116	(41,600)	(38,484)
Non-interest income
Investment fair value changes, net	(1,302)	16,892	15,590	(1,558)	(7)	(1,565)	(1,512)	(492)	(2,004)
Other income, net	—	(901)	(901)	—	951	951	—	2,685	2,685
Realized gains, net	—	2,160	2,160	—	—	—	—	25,182	25,182
Total non-interest (loss) income, net	(1,302)	18,151	16,849	(1,558)	944	(614)	(1,512)	27,375	25,863
General and administrative expenses	—	(55,749)	(55,749)	—	(77,066)	(77,066)	—	(52,900)	(52,900)
Portfolio management costs	—	—	—	—	—	—	—	—	—
Loan acquisition costs	—	—	—	—	(4)	(4)	—	(10)	(10)
Other expenses	—	—	—	—	17	17	—	(718)	(718)
Benefit from income taxes	—	—	—	—	19,283	19,283	—	—	—
Total	$(836)	$(87,690)	$(88,526)	$111	$(94,670)	$(94,559)	$1,604	$(67,853)	$(66,249)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 24. Segment Information (continued)

The following table presents supplemental information by segment at December 31, 2022 and 2021.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
December 31, 2022
Residential loans	$628,160	$—	$4,800,096	$184,932	$5,613,188
Business purpose loans	—	364,073	4,968,513	—	5,332,586
Consolidated Agency multifamily loans	—	—	424,551	—	424,551
Real estate securities	—	—	240,475	—	240,475
Home equity investments	—	—	403,462		403,462
Other investments	—	—	334,420	56,518	390,938
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	40,892	—	—	40,892
Total assets	660,916	487,159	11,303,991	578,833	13,030,899

December 31, 2021
Residential loans	$1,673,235	$—	$5,688,742	$230,455	$7,592,432
Business purpose loans	—	347,860	4,443,129	—	4,790,989
Consolidated Agency multifamily loans	—	—	473,514	—	473,514
Real estate securities	4,927	—	372,484	—	377,411
Home equity investments	—	—	192,740	—	192,740
Other investments	—	—	413,527	35,702	449,229
Intangible assets	—	41,561	—	—	41,561
Total assets	1,716,285	464,967	11,770,486	755,206	14,706,944

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 25. Subsequent Events
In January 2023, Redwood issued 2,800,000 shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock will pay quarterly cumulative cash dividends beginning April 15, 2023 to January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's board of directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company.

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2022

(In Thousands) Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential Loans Held-for-Investment
At Legacy Sequoia (1):
ARM loans	1,297	1.25%	to	6.13%	2022-06	-	2036-03	$183,204	$6,824
Hybrid ARM loans	7	2.88%	to	4.63%	2033-07	-	2034-03	1,729	—
At Sequoia (1):
Hybrid ARM loans	17	3.38%	to	5.63%	2044-04	-	2049-08	10,959	637
Fixed loans	4,607	1.88%	to	6.75%	2029-04	-	2052-01	3,179,457	7,162
At Freddie Mac SLST (2):
Fixed loans	10,882	2.00%	to	11.00%	2022-12	-	2062-11	1,457,058	209,397
Total Residential Loans Held-for-Investment								$4,832,407	$224,020

Residential Loans Held-for-Sale (3):
Hybrid ARM loans	8	3.63%	to	6.50%	2032-11	-	2052-12	$4,130	$—
Fixed loans	986	2.75%	to	9.25%	2026-04	-	2053-01	776,651	208
Total Residential Loans Held-for-Sale								$780,781	$208

BPL Term Loans Held-for-Sale (3):
Fixed loans	91	3.75%	to	8.47%	2021-08	-	2052-07	$358,791	$536
Total BPL Term Loans Held-for-Sale								$358,791	$536

BPL Term Loans Held-for-Investment:
At CAFL (1):
Fixed loans	1,131	3.81%	to	7.57%	2022-06	-	2032-08	$2,944,984	$39,483
Total BPL Term Loans Held-for-Investment								$2,944,984	$39,483

BPL Bridge Loans at Redwood (4):
Fixed loans	261	6.00%	to	11.50%	2020-05	-	2024-06	$99,974	$33,392
Floating ARM loans	1,340	8.27%	to	11.87%	2021-10	-	2025-09	$1,412,453	$872
Total BPL Bridge Loans at Redwood								$1,512,427	$34,264

BPL Bridge Loans Held-for-Investment at CAFL (4):
Fixed loans	605	6.30%	to	11.24%	2022-05	-	2024-03	$110,869	$3,953
Floating ARM loans	1,270	6.12%	to	12.62%	2021-10	-	2025-03	$405,514	$3,375
Total BPL Bridge Loans Held-for-Investment at CAFL								$516,383	$7,328

Consolidated Agency multifamily Loans Held-for-Investment (2):
At Freddie Mac K-Series:
Fixed loans	28	4.25%	to	4.25%	2025-09	-	2025-09	$424,552	$—
Total Consolidated Agency Multifamily Loans Held-for-Investment								$424,552	$—
(1)For our held-for-investment loans at consolidated Legacy Sequoia, Sequoia, and CAFL entities, the aggregate tax basis for Federal income tax purposes at December 31, 2022 was zero, as the transfers of these loans into securitizations were treated as sales for tax purposes.
(2)Our held-for-investment loans at Freddie Mac SLST and Freddie Mac K-Series entities were consolidated for GAAP purposes. For tax purposes, we acquired real estate securities issued by these entities and therefore, the tax basis in these loans was zero at December 31, 2022.
(3)The aggregate tax basis for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule.
(4)For our BPL bridge loans, the aggregate tax basis for Federal income tax purposes at December 31, 2022 was $2.03 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2022

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
(In Thousands)	2022	2021	2020
Balance at beginning of period	$12,856,934	$8,877,626	$15,630,117
Additions during period:
Originations/acquisitions	6,589,943	15,427,382	5,914,728
Deductions during period:
Sales	(4,325,790)	(8,660,440)	(6,398,690)
Principal repayments	(2,199,109)	(2,675,859)	(2,313,143)
Transfers to REO	(8,495)	(40,038)	(14,104)
Deconsolidation adjustments	—	—	(3,849,779)
Changes in fair value, net	(1,543,160)	(71,737)	(91,503)
Balance at end of period	$11,370,323	$12,856,934	$8,877,626