Form 10-Q
period 2023-03-31
REDWOOD TRUST INC
filed 2023-05-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	114,028,712	shares outstanding as of May 2, 2023

REDWOOD TRUST, INC.
2023 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2023	December 31, 2022
ASSETS (1)
Residential loans, held-for-sale, at fair value	$26,975	$780,781
Residential loans, held-for-investment, at fair value	5,465,883	4,832,407
Business purpose loans, held-for-sale, at fair value	371,385	364,073
Business purpose loans, held-for-investment, at fair value	4,993,264	4,968,513
Consolidated Agency multifamily loans, at fair value	426,599	424,551
Real estate securities, at fair value	243,346	240,475
Home equity investments, at fair value	416,783	403,462
Other investments	381,690	390,938
Cash and cash equivalents	404,449	258,894
Restricted cash	86,037	70,470
Goodwill	23,373	23,373
Intangible assets	37,784	40,892
Derivative assets	11,497	20,830
Other assets	232,221	211,240
Total Assets	$13,121,286	$13,030,899

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,616,452	$2,029,679
Derivative liabilities	10,736	16,855
Accrued expenses and other liabilities	176,271	180,203
Asset-backed securities issued (includes $7,968,135 and $7,424,132 at fair value), net	8,447,119	7,986,752
Long-term debt, net	1,733,028	1,733,425
Total liabilities	11,983,606	11,946,914
Commitments and Contingencies (see Note 17)
Equity
Preferred stock, par value $0.01 per share, 2,800,000 shares authorized; 2,800,000 and zero issued and outstanding	66,923	—
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 113,864,456 and 113,484,675 issued and outstanding	1,139	1,135
Additional paid-in capital	2,355,139	2,349,845
Accumulated other comprehensive loss	(63,036)	(68,868)
Cumulative earnings	1,156,571	1,153,370
Cumulative distributions to stockholders	(2,379,056)	(2,351,497)
Total equity	1,137,680	1,083,985
Total Liabilities and Equity	$13,121,286	$13,030,899
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2023 and December 31, 2022, assets of consolidated VIEs totaled $9,836,956 and $9,257,291, respectively. At March 31, 2023 and December 31, 2022, liabilities of consolidated VIEs totaled $8,729,585 and $8,270,276, respectively. See Note 4 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2023	2022
Interest Income
Residential loans	$57,874	$65,203
Business purpose loans	97,296	94,299
Consolidated Agency multifamily loans	4,618	4,753
Real estate securities	6,428	15,955
Other interest income	12,300	9,190
Total interest income	178,516	189,400
Interest Expense
Short-term debt	(31,828)	(11,488)
Asset-backed securities issued	(87,465)	(105,695)
Long-term debt	(32,786)	(19,115)
Total interest expense	(152,079)	(136,298)
Net Interest Income	26,437	53,102
Non-interest Income
Mortgage banking activities, net	16,671	16,315
Investment fair value changes, net	(127)	(6,120)
Other income, net	4,556	5,983
Realized gains (losses), net	(2)	2,581
Total non-interest income, net	21,098	18,759
General and administrative expenses	(35,555)	(33,276)
Portfolio management costs	(3,510)	(1,578)
Loan acquisition costs	(1,289)	(4,465)
Other expenses	(3,684)	(4,085)
Net Income before Benefit from Income Taxes	3,497	28,457
Benefit from income taxes	1,123	2,458
Net Income	$4,620	$30,915
Dividends on preferred stock	(1,419)	—
Net income available to common stockholders	$3,201	$30,915

Net income available to common stockholders - Basic	$0.02	$0.25
Net income available to common stockholders - Diluted	$0.02	$0.24
Basic weighted average common shares outstanding	113,678,911	119,884,172
Diluted weighted average common shares outstanding	114,134,556	140,506,157

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2023	2022
Net Income	$4,620	$30,915
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	5,007	(17,873)
Reclassification of unrealized (gain) on available-for-sale securities to net income	(193)	(692)
Reclassification of unrealized loss on interest rate agreements to net income	1,018	1,018
Total other comprehensive income (loss)	5,832	(17,547)
Comprehensive Income	$10,452	$13,368
Dividends on preferred stock	$(1,419)	$—
Comprehensive income available to common stockholders	$9,033	$13,368

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net income	—	—	—	—	—	4,620	—	4,620
Other comprehensive income	—	—	—	—	5,832	—	—	5,832
Employee stock purchase and incentive plans	—	379,781	4	(1,048)	—	—	—	(1,044)
Non-cash equity award compensation	—	—	—	6,342	—	—	—	6,342
Issuance of preferred stock	66,923	—	—	—	—	—	—	66,923
Preferred dividends declared ($0.60417 per share)	—	—	—	—	—	(1,419)	—	(1,419)
Common dividends declared ($0.23 per share)(1)	—	—	—	—	—	—	(27,559)	(27,559)
March 31, 2023	$66,923	113,864,456	$1,139	$2,355,139	$(63,036)	$1,156,571	$(2,379,056)	$1,137,680
For the Three Months Ended March 31, 2022

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2021	—	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net income	—	—	—	—	—	30,915	—	30,915
Other comprehensive (loss)	—	—	—	—	(17,547)	—	—	(17,547)
Issuance of common stock	—	5,232,869	52	67,423	—	—	—	67,475
Employee stock purchase and incentive plans	—	164,065	2	(1,048)	—	—	—	(1,046)
Non-cash equity award compensation	—	—	—	8,170	—	—	—	8,170
Common dividends declared ($0.23 per share)(1)	—	—	—	—	—	—	(28,788)	(28,788)
March 31, 2022	—	120,289,243	$1,203	$2,391,344	$(26,474)	$1,347,805	$(2,268,612)	$1,445,266
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based awards

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$4,620	$30,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	5,818	(5,451)
Depreciation and amortization of non-financial assets	3,668	3,969
Originations of held-for-sale loans	(201,081)	(443,289)
Purchases of held-for-sale loans	(55,824)	(2,197,570)
Proceeds from sales of held-for-sale loans	368,633	2,176,422
Principal payments on held-for-sale loans	18,705	46,511
Net settlements of derivatives	(13,933)	67,200
Non-cash equity award compensation expense	6,342	8,170
Market valuation adjustments	(11,270)	1,859
Realized (gains) losses, net	2	(2,581)
Net change in:
Accrued interest receivable and other assets	(13,750)	31,070
Accrued interest payable and accrued expenses and other liabilities	(9,921)	(8,901)
Net cash provided by (used in) operating activities	102,009	(291,676)
Cash Flows From Investing Activities:
Originations of loan investments	(237,309)	(411,938)
Purchases of loan investments	—	(2,983)
Principal payments on loan investments	343,430	660,990
Purchases of real estate securities	—	(15,006)
Proceeds from sales of real estate securities	6,186	—
Principal payments on real estate securities	255	23,050
Repayments from servicer advance investments, net	7,529	45,005
Purchases of HEIs	(16,559)	(40,141)
Repayments on HEIs	7,754	12,671
Other investing activities, net	(557)	(1,151)
Net cash provided by investing activities	110,729	270,497
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	643,085	2,153,516
Repayments on short-term debt	(1,057,380)	(2,684,078)
Proceeds from issuance of asset-backed securities	594,327	680,749
Repayments on asset-backed securities issued	(267,449)	(535,568)
Proceeds from borrowings on long-term debt	126,760	630,865
Deferred long-term debt issuance costs paid	(308)	(532)
Repayments on long-term debt	(128,970)	(308,578)
Taxes paid on equity award distributions	(1,207)	(1,202)
Net proceeds from issuance of common stock	162	67,632
Net proceeds from issuance of preferred stock	66,923	—
Dividends paid on common stock	(27,559)	(28,788)
Other financing activities, net	—	(1,500)
Net cash used in financing activities	(51,616)	(27,484)
Net increase (decrease) in cash, cash equivalents and restricted cash	161,122	(48,663)
Cash, cash equivalents and restricted cash at beginning of period (1)	329,364	531,484
Cash, cash equivalents and restricted cash at end of period (1)	$490,486	$482,821

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2023	2022
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$138,617	$131,419
Taxes (refunded) paid	(1,388)	(41)
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,419	—
Retention of mortgage servicing rights from loan securitizations and sales	—	4,543
Transfers from loans held-for-sale to loans held-for-investment	873,093	1,098,459
Transfers from residential loans to real estate owned	8,014	1,319
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	337	—
Reduction in operating lease liabilities due to lease modification	274	—
(1)    Cash, cash equivalents, and restricted cash includes cash and cash equivalents of $404 million and restricted cash of $86 million at March 31, 2023, and includes cash and cash equivalents of $259 million and restricted cash of $70 million at December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. For a full description of our business, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at March 31, 2023 and results of operations for all periods presented. The results of operations for the three months ended March 31, 2023 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 2. Basis of Presentation - (continued)
Acquisitions
On July 1, 2022, we acquired Riverbend Funding LLC ("Riverbend"), a private mortgage lender for residential transitional and commercial real estate investors. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding this acquisition, including purchase price allocations. Additionally, in 2019 we acquired 5 Arches and CoreVest, an originator and portfolio manager of business purpose residential loans. In connection with these acquisitions, we identified and recorded finite-lived intangible assets totaling $95 million. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at March 31, 2023.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at March 31, 2023	Carrying Value at March 31, 2023	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(23,559)	$32,741	7
Broker network	18,100	(14,782)	3,318	5
Non-compete agreements	11,400	(9,975)	1,425	3
Tradenames	4,400	(4,100)	300	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(56,816)	$37,784	6
All of our intangible assets are amortized on a straight-line basis. For the three months ended March 31, 2023, we recorded intangible asset amortization expense of $3 million. For the three months ended March 31, 2022, we recorded intangible asset amortization expense of $4 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	March 31, 2023
2023 (9 months)	$9,323
2024	9,412
2025	8,426
2026	6,694
2027	1,571
2028 and thereafter	2,358
Total Future Intangible Asset Amortization	$37,784

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at March 31, 2023.

We recorded total goodwill of $23 million during the three months ended September 30, 2022 as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. For reporting purposes, we included the intangible assets and goodwill from the Riverbend acquisition within our Business Purpose Mortgage Banking segment. There were no changes to the balance of goodwill during the three months ended March 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 2. Basis of Presentation - (continued)
The potential liability resulting from the contingent consideration arrangement with Riverbend was recorded at its acquisition-date fair value of zero as part of the total consideration for the acquisition of Riverbend. At March 31, 2023, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income. During the period ended March 31, 2023, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 17 for additional information on our contingent consideration liability.

The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood, as if the acquisition of Riverbend occurred as of January 1, 2022. These pro forma amounts have been adjusted to include the amortization of intangible assets for all periods. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisition had been completed as of January 1, 2022 and should not be taken as indicative of our future consolidated results of operations.

Table 2.3 – Unaudited Pro Forma Financial Information

Three Months Ended March 31, 2022
(In Thousands)
Supplementary pro forma information:
Net interest income	$54,815
Non-interest income	22,401
Net income	32,230

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 is a summary of our significant accounting policies.
Recent Accounting Pronouncements
Newly Adopted Accounting Standard Updates ("ASUs")
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit loss ("CECL") model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This new guidance was effective for fiscal years beginning after December 31, 2022. We adopted this guidance in the first quarter of 2023, which did not have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method," which will expand companies' abilities to hedge the benchmark interest rate risk of portfolios of financial assets (or beneficial interests) in a fair value hedge. The ASU expands the use of the portfolio layer method (previously referred to as the last-of-layer method) to allow multiple hedges of a single closed portfolio of assets using spot starting, forward starting, and amortizing-notional swaps. The ASU also permits both prepayable and non-prepayable financial assets to be included in the closed portfolio of assets hedged in a portfolio layer hedge. The ASU further requires that basis adjustments not be allocated to individual assets for active portfolio layer method hedges, but rather be maintained on the closed portfolio of assets as a whole. This new guidance was effective for fiscal years beginning after December 31, 2022. We adopted this guidance in the first quarter of 2023, which did not have a material impact on our consolidated financial statements.
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848." This new guidance defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. Through March 31, 2023, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
Other Recent Accounting Pronouncements Pending Adoption
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 was issued (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the accounting and disclosure requirements of ASU 2022-03 and we plan to adopt this new guidance by the required date. We do not anticipate that this update will have a material impact on our financial statements.
We have an established cross-functional group that has evaluated our exposure to LIBOR, reviewed relevant contracts and has monitored regulatory updates to assess the potential impact to our business, processes and technology from the ultimate full cessation of LIBOR in 2023, and has established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability with LIBOR exposure. At March 31, 2023, our primary LIBOR exposure included the following: $742 million of bridge loans and $140 million of trust preferred securities and subordinated debt. In 2022, we began benchmarking all newly originated BPL bridge loans to SOFR. The LIBOR-indexed BPL bridge loans we have outstanding have fallback provisions for benchmark replacement. Additionally, as a result of legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.
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
March 31, 2023
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2023 and December 31, 2022.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2023 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$8,032	$—	$8,032	$—	$(1,596)	$6,436
TBAs	3,037	—	3,037	(1,397)	—	1,640
Futures	75	—	75	(75)	—	—
Total Assets	$11,144	$—	$11,144	$(1,472)	$(1,596)	$8,076

Liabilities (2)
TBAs	$(3,018)	$—	$(3,018)	$1,397	$1,277	$(344)
Futures	(7,712)	—	(7,712)	75	7,637	—
Loan warehouse debt	(938)	—	(938)	631	—	(307)
Total Liabilities	$(11,668)	$—	$(11,668)	$2,103	$8,914	$(651)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2022 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$14,625	$—	$14,625	$—	$(5,944)	$8,681
TBAs	1,893	—	1,893	(1,873)	—	20
Futures	3,976	—	3,976	(57)	—	3,919
Total Assets	$20,494	$—	$20,494	$(1,930)	$(5,944)	$12,620

Liabilities (2)
TBAs	$(16,784)	$—	$(16,784)	$1,873	$4,518	$(10,393)
Futures	(57)	—	(57)	57	—	—
Loan warehouse debt	(224,695)	—	(224,695)	224,695	—	—
Total Liabilities	$(241,536)	$—	$(241,536)	$226,625	$4,518	$(10,393)
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
(2)Interest rate agreements, TBAs and futures are components of derivative instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by certain residential and business purpose loans, is a component of Short-term debt and Long-term debt on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Analysis of Consolidated VIEs
At March 31, 2023, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At March 31, 2023, we held an 80% ownership interest in, and were responsible for the management of, each such entity. See Note 11 for a further description of these entities and the investments they hold and Note 13 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 14 for additional information on the servicer advance financing.
During 2021, we consolidated an HEI securitization entity formed to invest in HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At March 31, 2023 and December 31, 2022, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 13 for additional information on non-controlling interests in the entity. We consolidate the HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election, and elected to account for the ABS issued by these entities at amortized cost. These include our CAFL Bridge securitizations, Freddie Mac SLST re-securitization, and Servicing Investment entities. During the three months ending March 31, 2023, we called the Freddie Mac SLST re-securitization and paid off the associated outstanding ABS.
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2023	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$170,000	$3,831,538	$—	$1,464,345	$—	$—	$—	$5,465,883
Business purpose loans, held-for-investment	—	—	3,376,654	—	—	—	—	3,376,654
Consolidated Agency multifamily loans	—	—	—	—	426,599	—	—	426,599
Home equity investments	—	—	—	—	—	—	129,317	129,317
Other investments	—	—	—	—	—	292,636	—	292,636
Cash and cash equivalents	—	—	—	—	—	20,087	—	20,087
Restricted cash	61	70	51,428	—	—	—	4,716	56,275
Accrued interest receivable	324	15,096	18,009	5,069	1,288	160	—	39,946
Other assets	18	—	19,199	2,642	—	7,650	50	29,559
Total Assets	$170,403	$3,846,704	$3,465,290	$1,472,056	$427,887	$320,533	$134,083	$9,836,956
Short-term debt	$—	$—	$—	$—	$—	$197,883	$—	$197,883
Accrued interest payable	316	11,259	10,816	3,510	1,162	492	—	27,555
Accrued expenses and other liabilities	(106)	78	4,222	—	—	29,737	23,097	57,028
Asset-backed securities issued	168,832	3,570,597	3,072,176	1,143,522	394,469	—	97,523	8,447,119
Total Liabilities	$169,042	$3,581,934	$3,087,214	$1,147,032	$395,631	$228,112	$120,620	$8,729,585

Value of our investments in VIEs(1)	$1,186	$260,933	$376,042	$323,465	$32,130	$92,421	$13,463	$1,099,640
Number of VIEs	20	19	19	2	1	3	1	65

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2022	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$184,932	$3,190,417	$—	$1,457,058	$—	$—	$—	$4,832,407
Business purpose loans, held-for-investment	—	—	3,461,367	—	—	—	—	3,461,367
Consolidated Agency multifamily loans	—	—	—	—	424,551	—	—	424,551
Home equity investments	—	—	—	—	—	—	132,627	132,627
Other investments	—	—	—	—	—	301,213	—	301,213
Cash and cash equivalents	—	—	710	—	—	12,765	—	13,475
Restricted cash	69	73	26,296	—	—	—	3,424	29,862
Accrued interest receivable	284	11,227	18,102	5,144	1,293	342	—	36,392
Other assets	637	—	14,265	2,898	—	7,547	50	25,397
Total Assets	$185,922	$3,201,717	$3,520,740	$1,465,100	$425,844	$321,867	$136,101	$9,257,291
Short-term debt	$—	$—	$—	$—	$—	$206,510	$—	$206,510
Accrued interest payable	282	8,880	10,918	3,561	1,167	492	—	25,300
Accrued expenses and other liabilities	—	81	4,559	—	—	24,745	22,329	51,714
Asset-backed securities issued	184,191	2,971,109	3,115,807	1,222,150	392,785	—	100,710	7,986,752
Total Liabilities	$184,473	$2,980,070	$3,131,284	$1,225,711	$393,952	$231,747	$123,039	$8,270,276

Value of our investments in VIEs(1)	$1,285	$219,299	$385,927	$237,807	$31,767	$90,120	$13,062	$979,267
Number of VIEs	20	17	19	3	1	3	1	64
(1)Value of our investments in VIEs, as presented in this table, represents the fair value of our economic interests in the consolidated VIEs that we account for under the CFE election. CAFL includes BPL term loan securitizations we account for under the CFE election and two BPL bridge loan securitizations for which we did not make the CFE election. As of March 31, 2023 and December 31, 2022, the fair value of our interests in the CAFL Term securitizations were $295 million and $304 million, respectively, and the remaining values were associated with our interests in the CAFL Bridge securitizations, for which the ABS issued is carried at amortized historical cost. At December 31, 2022, Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a re-securitization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. During the three months ended March 31, 2023, we called the Freddie Mac SLST re-securitization and paid off the associated outstanding ABS issued. As of March 31, 2023 and December 31, 2022, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election was $323 million and $323 million, respectively, with the difference reflected in the December 31, 2022 table above due to ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following tables present income (loss) from these VIEs for the three months ended March 31, 2023 and 2022.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended March 31, 2023
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,543	$34,644	$54,437	$15,493	$4,618	$7,814	$—	$119,549
Interest expense	(2,504)	(30,055)	(39,542)	(11,218)	(4,241)	(3,848)	—	(91,408)
Net interest income	39	4,589	14,895	4,275	377	3,966	—	28,141
Non-interest income
Investment fair value changes, net	(94)	2,442	(9,682)	8,934	363	(1,047)	425	1,341
Other income	—	—	172	—	—	—	—	172
Total non-interest income, net	(94)	2,442	(9,510)	8,934	363	(1,047)	425	1,513
General and administrative expenses	—	—	—	—	—	10	—	10
Other expenses	—	—	—	—	—	(577)	—	(577)
Income (loss) from Consolidated VIEs	$(55)	$7,031	$5,385	$13,209	$740	$2,352	$425	$29,087

	Three Months Ended March 31, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,012	$32,098	$77,334	$17,200	$4,753	$7,919	$—	$140,316
Interest expense	(701)	(28,171)	(58,480)	(14,085)	(4,371)	(1,662)	—	(107,470)
Net interest income	311	3,927	18,854	3,115	382	6,257	—	32,846
Non-interest income
Investment fair value changes, net	(714)	(3,822)	2,664	3,036	264	(3,468)	3,411	1,371
Other income	—	—	90	—	—	—	—	90
Total non-interest income, net	(714)	(3,822)	2,754	3,036	264	(3,468)	3,411	1,461
General and administrative expenses	—	—	—	—	—	(31)	—	(31)
Other expenses	—	—	—	—	—	(551)	—	(551)
Income (loss) from Consolidated VIEs	$(403)	$105	$21,608	$6,151	$646	$2,207	$3,411	$33,725
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
March 31, 2023
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2023, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table summarizes the cash flows during the three months ended March 31, 2023 and 2022 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2023	2022
MSR fees received	$684	$864
Funding of compensating interest, net	(1)	(16)
Cash flows received on retained securities	2,963	14,126
The following table presents additional information at March 31, 2023 and December 31, 2022, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.4 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2023	December 31, 2022
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$31,208	$28,722
Subordinate securities, classified as AFS	77,714	74,367
Mortgage servicing rights	11,160	11,589
Maximum loss exposure (1)	$120,082	$114,678
Assets transferred:
Principal balance of loans outstanding	$3,991,357	$4,052,922
Principal balance of loans 30+ days delinquent	21,906	27,739
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
March 31, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2023 and December 31, 2022.
Table 4.5 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2023	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2023	$11,160	$31,208	$77,714
Expected life (in years) (2)	7	7	15
Prepayment speed assumption (annual CPR) (2)	8%	8%	8%
Decrease in fair value from:
10% adverse change	$350	$1,190	$425
25% adverse change	801	2,908	999
Discount rate assumption (2)	11%	12%	8%
Decrease in fair value from:
100 basis point increase	$412	$1,120	$7,553
200 basis point increase	798	2,162	14,065
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$34
25% higher losses	N/A	N/A	83

December 31, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2022	$11,589	$28,722	$74,367
Expected life (in years) (2)	7	7	16
Prepayment speed assumption (annual CPR) (2)	8%	10%	8%
Decrease in fair value from:
10% adverse change	$311	$970	$386
25% adverse change	779	2,344	907
Discount rate assumption (2)	11%	12%	9%
Decrease in fair value from:
100 basis point increase	$430	$980	$7,198
200 basis point increase	832	1,894	13,394
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$31
25% higher losses	N/A	N/A	76

(1)Senior securities included $31 million and $29 million of interest-only securities at March 31, 2023 and December 31, 2022, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2023 and December 31, 2022, grouped by asset type.
Table 4.6 – Third-Party Sponsored VIE Summary

(In Thousands)	March 31, 2023	December 31, 2022
Mortgage-Backed Securities
Senior	$89	$145
Subordinate	134,335	137,241
Total Mortgage-Backed Securities	134,424	137,386
Excess MSR	6,548	7,082
Total Investments in Third-Party Sponsored VIEs	$140,972	$144,468
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
March 31, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2023 and December 31, 2022.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale, at fair value	$26,975	$26,975	$780,781	$780,781
Residential loans, held-for-investment, at fair value	5,465,883	5,465,883	4,832,407	4,832,407
Business purpose loans, held-for-sale, at fair value	371,385	371,385	364,073	364,073
Business purpose loans, held-for-investment, at fair value	4,993,264	4,993,264	4,968,513	4,968,513
Consolidated Agency multifamily loans, at fair value	426,599	426,599	424,551	424,551
Real estate securities, at fair value	243,346	243,346	240,475	240,475
HEIs	416,783	416,783	403,462	403,462
Servicer advance investments (1)	260,378	260,378	269,259	269,259
MSRs (1)	24,831	24,831	25,421	25,421
Excess MSRs (1)	38,807	38,807	39,035	39,035
Other investments (1)	5,727	5,727	6,155	6,155
Cash and cash equivalents	404,449	404,449	258,894	258,894
Restricted cash	86,037	86,037	70,470	70,470
Derivative assets	11,497	11,497	20,830	20,830
REO (2)	13,095	3,378	6,455	4,185
Margin receivable (2)	17,079	17,079	13,802	13,802
Liabilities
Short-term debt (3)	$1,472,968	$1,472,968	$1,853,664	$1,853,664
Margin payable (4)	2,558	2,558	5,944	5,944
Guarantee obligations (4)	6,223	4,612	6,344	4,738
HEI securitization non-controlling interest	23,097	23,097	22,329	22,329
Derivative liabilities	10,736	10,736	16,855	16,855
ABS issued, net
at fair value	7,968,135	7,968,135	7,424,132	7,424,132
at amortized cost	478,984	452,263	562,620	524,768
Other long-term debt, net (5)	1,076,099	1,022,015	1,077,200	1,069,946
Convertible notes, net (5)	661,634	620,465	693,473	638,049
Trust preferred securities and subordinated notes, net (5)	138,779	87,885	138,767	83,700
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
During the three months ended March 31, 2023 and 2022, we elected the fair value option for $2 million and $5 million of securities, respectively, $53 million and $2.12 billion (principal balance) of residential loans, respectively, and $442 million and $920 million (principal balance) of business purpose loans, respectively. Additionally, during the three months ended March 31, 2023 and 2022, we elected the fair value option for $17 million and $40 million of HEIs, respectively, and $0 and $6 million of Other investments, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities, fixed-rate securities rated investment grade or higher, and HEIs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2023 and December 31, 2022, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2023	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,492,828	$—	$—	$5,492,828
Business purpose loans	5,364,649	—	—	5,364,649
Consolidated Agency multifamily loans	426,599	—	—	426,599
Real estate securities	243,346	—	—	243,346
HEIs	416,783	—	—	416,783
Servicer advance investments	260,378	—	—	260,378
MSRs	24,831	—	—	24,831
Excess MSRs	38,807	—	—	38,807
Other investments	5,727	—	—	5,727
Derivative assets	11,497	3,112	8,032	353

Liabilities
HEI securitization non-controlling interest	$23,097	$—	$—	$23,097
Derivative liabilities	10,736	10,730	—	6
ABS issued	7,968,135	—	—	7,968,135

December 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,613,157	$—	$—	$5,613,157
Business purpose loans	5,332,586	—	—	5,332,586
Consolidated Agency multifamily loans	424,551	—	—	424,551
Real estate securities	240,475	—	—	240,475
HEIs	403,462	—	—	403,462
Servicer advance investments	269,259	—	—	269,259
MSRs	25,421	—	—	25,421
Excess MSRs	39,035	—	—	39,035
Other investments	6,155	—	—	6,155
Derivative assets	20,830	5,869	14,625	336

Liabilities
HEI securitization non-controlling interest	$22,329	$—	$—	$22,329
Derivative liabilities	16,855	16,841	—	14
ABS issued	7,424,132	—	—	7,424,132

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	HEIs	Servicer Advance Investments	Excess MSRs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2022	$5,613,157	$5,332,586	$424,552	$108,329	$132,146	$403,462	$269,259	$39,035	$31,576
Acquisitions	51,816	—	—	1,700	—	16,559	—	—	—
Originations	—	438,390	—	—	—	—	—	—	—
Sales	(163,695)	(205,135)	—	(3,509)	(2,150)	—	—	—	(272)
Principal paydowns	(111,710)	(248,311)	(2,113)	(115)	(139)	(7,754)	(7,529)	—	(70)
Gains (losses) in net income, net	103,660	52,015	4,160	1,961	263	4,516	(1,352)	(228)	(676)
Unrealized losses in OCI, net	—	—	—	—	4,860	—	—	—	—
Other settlements, net (1)	(400)	(4,896)	—	—	—	—	—	—	—
Ending balance - March 31, 2023	$5,492,828	$5,364,649	$426,599	$108,366	$134,980	$416,783	$260,378	$38,807	$30,558

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2022	$322	$22,329	$7,424,132
Acquisitions	—	—	594,327
Principal paydowns	—	—	(181,696)
Gains (losses) in net income, net	88	768	131,372
Other settlements, net (1)	(57)	—	—
Ending balance - March 31. 2023	$353	$23,097	$7,968,135
(1)     Other settlements, net: for residential and business purpose loans, represents the transfer of loans to REO; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential and business purpose loans; and for MSRs and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2023 and 2022. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2023 and 2022 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2023 and 2022 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2023	2022
Assets
Residential loans at Redwood	$156	$(35,397)
Business purpose loans	12,239	(14,647)
Net investments in consolidated Sequoia entities (1)	2,349	(4,981)
Net investments in consolidated Freddie Mac SLST entities (1)	8,759	2,940
Net investments in consolidated Freddie Mac K-Series entities (1)	363	264
Net investments in consolidated CAFL Term entities (1)	(8,810)	4,048
Net investment in consolidated HEI securitization entity (1)	1,194	9,628
Trading securities	1,793	(1,401)
Available-for-sale securities	(28)	—
HEIs at Redwood	3,433	1,185
Servicer advance investments	(1,352)	(3,081)
MSRs	(424)	3,526
Excess MSRs	(229)	(1,208)
Loan purchase and interest rate lock commitments	353	2,050
Other investments	(94)	—

Liabilities
Non-controlling interest in consolidated HEI entity	$—	$(6,218)
Loan purchase commitments	(6)	(14,442)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income related to securitized loans, securitized HEIs, and the associated ABS issued at our consolidated securitization entities held at March 31, 2023 and 2022, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2023. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at March 31, 2023.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2023

					Gain (Loss) for
March 31, 2023	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2023
Assets
REO	$2,820	$—	$—	$2,820	$(183)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2023 and 2022.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2023	2022
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$6,994	$(27,199)
Residential loan purchase commitments	(239)	(41,623)
BPL term loans held-for-sale, at fair value	12,666	(24,468)
BPL term loan interest rate lock commitments	—	(725)
BPL bridge loans	1,153	2,135
Trading securities (1)	—	2,786
Risk management derivatives, net	(8,467)	90,387
Total mortgage banking activities, net (2)	$12,107	$1,293
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood (called Sequoia loans)	$183	$(4,252)
Business Purpose loans held-for-investment	1,376	(2,143)
Trading securities	1,961	(4,242)
Servicer advance investments	(1,352)	(3,081)
Excess MSRs	(228)	(1,208)
Net investments in Legacy Sequoia entities (3)	(94)	(714)
Net investments in Sequoia entities (3)	2,442	(3,822)
Net investments in Freddie Mac SLST entities (3)	8,934	3,036
Net investment in Freddie Mac K-Series entity (3)	363	264
Net investments in CAFL Term entities (3)	(8,810)	4,048
Net investments in HEI securitization entities (3)	425	3,411
HEIs at Redwood	3,840	1,192
Other investments	(435)	123
Risk management derivatives, net	(8,704)	1,973
Credit losses on AFS securities, net	(28)	(705)
Total investment fair value changes, net	$(127)	$(6,120)
Other Income
MSRs	$(590)	$2,968
Other	(120)	—
Total other income (4)	$(710)	$2,968
Total Market Valuation Gains (Losses), Net	$11,270	$(1,859)
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
(3)Includes changes in fair value of the residential loans held-for-investment, securitized HEIs, REO, and ABS issued at the entities, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases of MSRs, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At March 31, 2023, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2023	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$26,975	Whole loan spread to swap rate	112	-	112	bps	112	bps
		Seasoned whole loan dollar price	$91		$91		$91

Loans held by Legacy Sequoia (2)	170,000	Liability price			N/A		N/A

Loans held by Sequoia (2)	3,831,538	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,464,345	Liability price			N/A		N/A

Business purpose loans:
BPL term loans	354,166	Senior credit spread(3)	180	-	180	bps	180	bps
		Subordinate credit spread(3)	240	-	600	bps	337	bps
		Senior credit support(3)	36	-	36%		36%
		IO discount rate(3)	7	-	13%		10%
		Prepayment rate (annual CPR)(3)	3	-	3%		3%
		Whole loan spread to treasury rate	325	-	550	bps	441	bps

BPL term loans held by CAFL (2)	2,891,043	Liability price			N/A		N/A

BPL bridge loans	2,119,440	Whole loan discount rate	5	-	15%		10%
		Senior credit spread(3)	280	-	280	bps	280	bps
		Subordinate credit spread(3)	335	-	1,150	bps	654	bps
		Senior credit support(3)	43	-	43%		43%

Multifamily loans held by Freddie Mac K-Series (2)	426,599	Liability price			N/A		N/A

Trading and AFS securities	243,346	Discount rate	5	-	18%		10%
		Prepayment rate (annual CPR)	5	-	65%		9%
		Default rate	—	-	12%		0.5%
		Loss severity	—	-	50%		25%
		CRT dollar price	$64	-	$96		$87

HEIs	287,466	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	23%		16%
		Home price appreciation (depreciation)	(7)	-	4%		3%

HEIs held by HEI securitization entity	129,317	Discount Rate			N/A		N/A

Servicer advance investments	260,378	Discount rate	2	-	4%		3%
		Prepayment rate (annual CPR)	14	-	30%		14%
		Expected remaining life (4)	5	-	6	yrs	5	yrs
		Mortgage servicing income	—	-	18	bps	3	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

March 31, 2023	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
MSRs	$24,831	Discount rate	11	-	53%		11%
		Prepayment rate (annual CPR)	4	-	27%		8%
		Per loan annual cost to service	$93	-	$93		$93

Excess MSRs	38,807	Discount rate	13	-	19%		18%
		Prepayment rate (annual CPR)	10	-	100%		17%
		Excess mortgage servicing amount	8	-	19	bps	11	bps

Residential loan purchase commitments, net	359	Whole loan spread to swap rate	112	-	137	bps	125	bps
		Pull-through rate	36	-	100%		69%
		Committed sales price	$99	-	$103		$101

Liabilities
ABS issued (2):
At consolidated Sequoia entities	3,739,429	Discount rate	4	-	18%		6%
		Prepayment rate (annual CPR)	5	-	59%		8%
		Default rate	—	-	13%		1%
		Loss severity	25	-	50%		29%

At consolidated CAFL Term entities	2,593,192	Discount rate	—	-	17%		6%
		Prepayment rate (annual CPR)	—	-	3%		0.1%
		Default rate	5	-	16%		8%
		Loss severity	30	-	40%		31%

At consolidated Freddie Mac SLST entities	1,143,522	Discount rate	5	-	16%		5%
		Prepayment rate (annual CPR)	6	-	7%		6%
		Default rate	13	-	14%		14%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	394,469	Discount rate	3	-	10%		5%

At consolidated HEI entities	97,523	Discount rate	10	-	14%		10%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Home price appreciation (depreciation)	(7)	-	4%		3%

(1)The weighted average input values for all loan types are based on unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans and HEIs held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At March 31, 2023, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $261 million, $295 million, $323 million, $32 million, and $13 million, respectively.
(3)Values represent pricing inputs used in securitization pricing model. Credit spreads generally represent spreads to applicable swap rates.
(4)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
Certain of our Other investments (inclusive of strategic investments in early-stage companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of March 31, 2023, the carrying value of these investments was $6 million.

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2023 and December 31, 2022.
Table 6.1 – Classifications and Carrying Values of Residential Loans

March 31, 2023		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$26,975	$—	$—	$—	$26,975
Held-for-investment at fair value	—	170,000	3,831,538	1,464,345	5,465,883
Total Residential Loans	$26,975	$170,000	$3,831,538	$1,464,345	$5,492,858

December 31, 2022		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$780,781	$—	$—	$—	$780,781
Held-for-investment at fair value	—	184,932	3,190,417	1,457,058	4,832,407
Total Residential Loans	$780,781	$184,932	$3,190,417	$1,457,058	$5,613,188

At March 31, 2023, we owned mortgage servicing rights associated with $22 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Sale
The following table summarizes the characteristics of residential loans held-for-sale at March 31, 2023 and December 31, 2022.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Number of loans	39	994
Unpaid principal balance	$27,935	$822,063
Fair value of loans	$26,975	$780,781
Market value of loans pledged as collateral under short-term borrowing agreements	$26,282	$775,545
Weighted average coupon	6.24%	5.12%

Delinquency information
Number of loans with 90+ day delinquencies	2	1
Unpaid principal balance of loans with 90+ day delinquencies	$650	$208
Fair value of loans with 90+ day delinquencies	$576	$170
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three months ended March 31, 2023 and 2022.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended March 31,
(In Thousands)	2023	2022
Principal balance of loans acquired (1)	$53,046	$2,115,191
Principal balance of loans sold	173,153	1,827,364
Principal balance of loans transferred to HFI	657,295	687,192
Net market valuation gains (losses) recorded (2)	7,178	(31,451)
(1)For the three months ended March 31, 2023 and 2022, includes zero and $102 million, respectively, of loans acquired through calls of zero and three, respectively, seasoned Sequoia securitizations.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2023 and December 31, 2022.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

March 31, 2023	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,222	5,287	10,748
Unpaid principal balance	$189,757	$4,449,021	$1,695,479
Fair value of loans (2)	$170,000	$3,831,538	$1,464,345
Weighted average coupon	5.57%	3.56%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	26	7	1,033
Unpaid principal balance of loans with 90+ day delinquencies	$5,856	$5,147	$174,559
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	10	3	418
Unpaid principal balance of loans in foreclosure	$2,336	$2,308	$74,676

December 31, 2022	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,304	4,624	10,882
Unpaid principal balance	$204,404	$3,847,091	$1,719,236
Fair value of loans (2)	$184,932	$3,190,417	$1,457,058
Weighted average coupon	4.51%	3.25%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	30	10	1,211
Unpaid principal balance of loans with 90+ day delinquencies	$6,824	$7,799	$209,397
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	11	5	427
Unpaid principal balance of loans in foreclosure	$1,166	$4,654	$72,440
(1)For loans held at consolidated entities, the number of loans 90-or-more days delinquent includes loans in foreclosure.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income. The following table provides the activity of residential loans held-for-investment at consolidated entities during the three months ended March 31, 2023 and 2022.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$657,295	N/A	N/A	$684,491	N/A
Net market valuation gains (losses) recorded	(463)	61,867	32,437	6,325	(270,731)	(43,768)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
REO
See Note 13 for detail on residential loan REO activity for the three months ended March 31, 2023.

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including term loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at March 31, 2023 and December 31, 2022.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

March 31, 2023	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$354,166	—	$17,219	$—	$371,385
Held-for-investment at fair value	—	2,891,043	1,616,610	485,611	4,993,264
Total Business Purpose Loans	$354,166	$2,891,043	$1,633,829	$485,611	$5,364,649

December 31, 2022	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,791	$—	$5,282	$—	$364,073
Held-for-investment at fair value	—	2,944,984	1,507,146	516,383	4,968,513
Total Business Purpose Loans	$358,791	$2,944,984	$1,512,428	$516,383	$5,332,586

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Nearly all of the outstanding BPL term loans at March 31, 2023 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years, with 1% (based on unpaid principal balance) having original maturities of 30 years.
The outstanding BPL bridge loans held-for-investment at March 31, 2023 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 35% one-month LIBOR-indexed adjustable-rate loans, 57% one-month SOFR-indexed adjustable-rate loans, and 8% fixed-rate loans (in each case based on unpaid principal balance) .
At March 31, 2023, we had $811 million in commitments to fund BPL bridge loans. See Note 17 for additional information on these commitments.
The following table provides the activity of business purpose loans at Redwood during the three months ended March 31, 2023 and 2022.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In Thousands)	BPL Term at Redwood	BPL Bridge at Redwood	BPL Term at Redwood	BPL Bridge at Redwood
Principal balance of loans originated	$174,078	$255,152	$442,727	$411,938
Principal balance of loans acquired	3,815	9,085	61,892	2,983
Principal balance of loans sold to third parties	217,702	12,547	331,502	—
Fair value of loans transferred (1)	—	80,792	—	82,291
Mortgage banking activities income (loss) recorded (2)	12,666	1,162	(24,468)	2,375
Investment fair value changes recorded (3)	—	1,609	—	(759)
(1)For BPL term at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL term securitizations. For BPL bridge at Redwood, represents the transfer of BPL bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their securitization.
(2)Represents loan origination fee income and net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio and, for bridge loans, when transferred into a securitization. See Table 20.1 for additional detail on Mortgage banking activities income (loss).
(3)Represents net market valuation changes for loans classified as held-for-investment and associated interest-only strip liabilities.

Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying BPL term loans and bridge loans owned by these entities. For loans held at our consolidated CAFL Term entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2. We did not elect to account for the CAFL Bridge securitizations under the CFE guidelines.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)
The following table provides the activity of business purpose loans held-for-investment at CAFL during the three months ended March 31, 2023 and 2022.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In Thousands)	BPL Term at CAFL	BPL Bridge at CAFL	BPL Term at CAFL	BPL Bridge at CAFL
Net market valuation gains (losses) recorded	$37,179	$(592)	$(191,903)	$(1,384)
REO
See Note 13 for detail on business purpose loan REO activity for the three months ended March 31, 2023.

Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at March 31, 2023 and December 31, 2022.
Table 7.4 – Characteristics of Business Purpose Loans

March 31, 2023	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	94	1,094	1,473	1,796
Unpaid principal balance	$349,190	$3,172,026	$1,636,460	$484,124
Fair value of loans	$354,166	$2,891,043	$1,633,829	$485,611
Weighted average coupon	6.98%	5.21%	10.20%	10.41%
Weighted average remaining loan term (years)	9	5	1	1
Market value of loans pledged as collateral under short-term debt facilities	$345,080	N/A	$675,971	N/A
Market value of loans pledged as collateral under long-term debt facilities	$—	N/A	$922,296	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	2	19	53	51
Unpaid principal balance of loans with 90+ day delinquencies	$1,566	$60,740	$32,526	$11,416
Fair value of loans with 90+ day delinquencies (3)	$1,157	N/A	$28,387	$11,416
Number of loans in foreclosure	1	8	52	49
Unpaid principal balance of loans in foreclosure	$536	$9,378	$31,446	$7,628
Fair value of loans in foreclosure (3)	$536	N/A	$27,308	$7,628

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)

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
(1)The fair value of the loans held by consolidated CAFL entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for CFEs.
(2)The number of loans 90-or-more days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at March 31, 2023 and December 31, 2022.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Number of loans	28	28
Unpaid principal balance	$445,080	$447,193
Fair value of loans	$426,599	$424,551
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	2	3

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding Consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at March 31, 2023 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three months ended March 31, 2023 and 2022.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Three Months Ended March 31,
(In Thousands)	2023	2022
Net market valuation gains (losses) recorded (1)	$4,160	$(19,681)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at March 31, 2023 and December 31, 2022.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2023	December 31, 2022
Trading	$108,366	$108,329
Available-for-sale	134,980	132,146
Total Real Estate Securities	$243,346	$240,475
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at March 31, 2023 and December 31, 2022.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	March 31, 2023	December 31, 2022
Senior
Interest-only securities (1)	$31,297	$28,867
Total Senior	31,297	28,867
Subordinate
RPL securities	28,689	29,002
Multifamily securities	4,979	5,027
Other third-party residential securities	43,401	45,433
Total Subordinate	77,069	79,462
Total Trading Securities	$108,366	$108,329
(1)Includes $26 million of Sequoia certificated mortgage servicing rights at both March 31, 2023 and December 31, 2022.
The following table presents the unpaid principal balance of trading securities by position and collateral type at March 31, 2023 and December 31, 2022.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	March 31, 2023	December 31, 2022
Senior (1)	$—	$—
Subordinate	211,496	215,592
Total Trading Securities	$211,496	$215,592
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three months ended March 31, 2023 and 2022.
Table 9.4 – Trading Securities Activity

	Three Months Ended March 31,
(In Thousands)	2023	2022
Fair value of securities acquired	$1,700	$5,006
Fair value of securities sold	3,509	—
Net market valuation gains (losses) recorded (1)	1,961	(1,456)
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at March 31, 2023 and December 31, 2022.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	March 31, 2023	December 31, 2022
Subordinate
Sequoia securities	$77,714	$74,367
Multifamily securities	7,670	7,647
Other third-party residential securities	49,596	50,132
Total Subordinate	134,980	132,146
Total AFS Securities	$134,980	$132,146
The following table provides the activity of available-for-sale securities during the three months ended March 31, 2023 and 2022.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended March 31,
(In Thousands)	2023	2022
Fair value of securities acquired	$—	$10,000
Fair value of securities sold	2,678	—
Principal balance of securities called	—	14,486
Net unrealized gains (losses) on AFS securities (1)	5,007	(17,873)
(1)Net unrealized gains (losses) on AFS securities are recorded on our consolidated balance sheets through Accumulated other comprehensive loss.
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
At March 31, 2023, we had $4 million of AFS securities with contractual maturities less than five years, $1 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2023 and December 31, 2022.
Table 9.7 – Carrying Value of AFS Securities

(In Thousands)	March 31, 2023	December 31, 2022
Principal balance	$217,059	$221,933
Credit reserve	(28,208)	(28,739)
Unamortized discount, net	(59,334)	(61,650)
Amortized cost	129,517	131,544
Gross unrealized gains	18,773	16,269
Gross unrealized losses	(10,742)	(13,127)
CECL allowance	(2,568)	(2,540)
Carrying Value	$134,980	$132,146

The following table presents the changes for the three months ended March 31, 2023, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2023
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$28,739	$61,650
Amortization of net discount	—	(263)
Realized credit recoveries (losses), net	(48)	—
Acquisitions	—	—
Sales, calls, other	(206)	(2,330)
Transfers to (release of) credit reserves, net	(277)	277
Ending Balance	$28,208	$59,334

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at March 31, 2023 and December 31, 2022.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
March 31, 2023	$47,384	$(7,927)	$28,285	$(2,815)
December 31, 2022	72,679	(12,940)	1,414	(186)
At March 31, 2023, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 78 AFS securities, of which 37 were in an unrealized loss position and six were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2022, our consolidated balance sheet included 79 AFS securities, of which 38 were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $11 million at March 31, 2023. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At March 31, 2023, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At March 31, 2023, our current expected credit loss ("CECL") allowance related to our AFS securities was $2.6 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit-related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at March 31, 2023.
Table 9.10 – Significant Credit Quality Indicators

March 31, 2023	Subordinate Securities
Default rate	0.8%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three months ended March 31, 2023.
Table 9.11 – Rollforward of Allowance for Credit Losses

Three Months Ended March 31, 2023
(In Thousands)
Beginning balance allowance for credit losses	$2,540
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	99
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(71)
Allowance on purchased financial assets with credit deterioration	—
Reduction to allowance for securities sold during the period	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—
Write-offs charged against allowance	—
Recoveries of amounts previously written off	—
Ending balance of allowance for credit losses	$2,568
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2023 and 2022.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2023	2022
Gross realized gains - sales	$527	$—
Gross realized gains - calls	—	1,914
Gross realized losses - sales	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$527	$1,914

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 10. Home Equity Investments (HEI)
We purchase home equity investment contracts from third party originators under flow purchase agreements. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI allow us to share in both home price appreciation and depreciation of the associated property.
The following table presents our home equity investments at March 31, 2023 and December 31, 2022.
Table 10.1 – Home Equity Investments

(In Thousands)	March 31, 2023	December 31, 2022
HEI at Redwood	$287,466	$270,835
HEI held at consolidated HEI securitization entity	129,317	132,627
Total Home Equity Investments	$416,783	$403,462

At March 31, 2023, we had flow purchase agreements with HEI originators with $8 million of cumulative purchase commitments outstanding. See Note 17 for additional information on these commitments.
We consolidate the HEI securitization entity in accordance with GAAP and have elected to account for it under the CFE election. As such, market valuation changes for the securitized HEI are based on the estimated fair value of the associated ABS issued by the entity, including the securities we own.
The following table details our HEI activity during the three months ended March 31, 2023 and 2022.
Table 10.2 – Activity of HEI

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased	$16,559	$—	$40,141	$—
Net market valuation gains recorded (1)	3,840	1,068	1,192	5,731
(1)We account for HEI at Redwood under the fair value option and record net market valuation changes through Investment fair value changes, net on our Consolidated statements of income. We account for Securitized HEI under the CFE election and net market valuation gains (losses) for these investments are recorded through Investment fair value changes, net on our Consolidated statements of income.
The following tables summarizes the characteristics of our HEI at March 31, 2023 and December 31, 2022.
Table 10.3 – HEI Characteristics

	March 31, 2023		December 31, 2022
(Dollars in Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Number of HEI contracts	2,695	984	2,599	1,007
Average initial amount of contract	$101	$94	$101	$94

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 11. Other Investments
Other investments at March 31, 2023 and December 31, 2022 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	March 31, 2023	December 31, 2022
Servicer advance investments	$260,378	$269,259
Strategic investments	57,397	56,518
Excess MSRs	38,807	39,035
Mortgage servicing rights	24,831	25,421
Other	277	705
Total Other Investments	$381,690	$390,938
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to portfolios of legacy residential mortgage-backed securitizations serviced by the co-investor. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the transactions.
At March 31, 2023, our servicer advance investments had a carrying value of $260 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $11.06 billion. The outstanding servicer advance receivables associated with this investment were $233 million at March 31, 2023, which were financed with short-term non-recourse securitization debt. See Note 14 for additional detail on this debt. The servicer advance receivables were comprised of the following types of advances at March 31, 2023 and December 31, 2022.
Table 11.2 – Components of Servicer Advance Receivables

(In Thousands)	March 31, 2023	December 31, 2022
Principal and interest advances	$78,803	$81,447
Escrow advances (taxes and insurance advances)	118,561	123,541
Corporate advances	35,471	35,377
Total Servicer Advance Receivables	$232,835	$240,365
We account for our servicer advance investments at fair value and during the three months ended March 31, 2023, we recorded $5 million of interest income, through Other interest income, and recorded a net market valuation loss of $1 million, through Investment fair value changes, net in our consolidated statements of income.
Strategic Investments
Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At March 31, 2023, we had made a total of 31 investments in companies through RWT Horizons with a total carrying value of $23 million, as well as six corporate-level investments. During the three months ended March 31, 2023, we recognized a net mark-to-market valuation gain of zero on our strategic investments, which otherwise would have been recorded in Investment fair value changes, net on our consolidated statements of income. During the three months ended March 31, 2023, we recorded losses from our strategic investments of $20 thousand in Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 11. Other Investments - (continued)
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three months ended March 31, 2023, we recognized $4 million of interest income through Other interest income, and recorded net market valuation losses of $0.2 million through Investment fair value changes, net on our consolidated statements of income.
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the three months ended March 31, 2023, we retained zero MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At March 31, 2023 and December 31, 2022, our MSRs had a fair value of $25 million and $25 million, respectively, and were associated with loans with an aggregate principal balance of $2.15 billion and $2.19 billion, respectively. During the three months ended March 31, 2023, including net market valuation gains and losses on our MSRs, we recorded net income related to our MSRs of $1 million through Other income on our consolidated statements of income.

Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2023 and December 31, 2022.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2023		December 31, 2022
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$8,032	$240,000	$14,625	$285,000
TBAs	3,037	195,000	1,893	220,000
Interest rate futures	75	19,000	3,976	350,600
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	353	39,814	336	8,166
Total Assets	$11,497	$493,814	$20,830	$863,766

Liabilities - Risk Management Derivatives
TBAs	$(3,018)	$135,000	$(16,784)	$845,000
Interest rate futures	(7,712)	270,500	(57)	60,000
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(6)	7,174	(14)	3,532
Total Liabilities	$(10,736)	$412,674	$(16,855)	$908,532
Total Derivative Financial Instruments, Net	$761	$906,488	$3,975	$1,772,298

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 12. Derivative Financial Instruments - (continued)
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2023, we were party to swaps and swaptions with an aggregate notional amount of $240 million, TBA agreements with an aggregate notional amount of $330 million, and interest rate futures contracts with an aggregate notional amount of $290 million. At December 31, 2022, we were party to swaps and swaptions with an aggregate notional amount of $285 million, futures with an aggregate notional amount of $411 million and TBA agreements with an aggregate notional amount of $1.07 billion.
For the three months ended March 31, 2023, risk management derivatives had net market valuation losses of $17 million. For the three months ended March 31, 2022, risk management derivatives had net market valuation gains of $92 million. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income.
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2023, LPCs and IRLCs had net market valuation losses of $0.2 million, which were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three months ended March 31, 2022, LPCs and IRLCs had net market valuation losses of $42 million, which were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $71 million and $72 million at March 31, 2023 and December 31, 2022, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For each of the three months ended March 31, 2023 and 2022, we reclassified $1 million of realized net losses from Accumulated other comprehensive loss into Interest expense. As of March 31, 2023, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2023, we assessed this risk as remote and did not record an associated specific valuation adjustment. At March 31, 2023, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 13. Other Assets and Liabilities
Other assets at March 31, 2023 and December 31, 2022 are summarized in the following table.
Table 13.1 – Components of Other Assets

(In Thousands)	March 31, 2023	December 31, 2022
Accrued interest receivable	$61,397	$60,893
Investment receivable	45,372	36,623
Deferred tax asset	41,931	41,931
Margin receivable	17,079	13,802
Operating lease right-of-use assets	15,297	16,177
REO	13,095	6,455
Fixed assets and leasehold improvements (1)	9,292	12,616
Income tax receivables	3,047	3,399
Other	25,711	19,344
Total Other Assets	$232,221	$211,240
(1)Fixed assets and leasehold improvements had a basis of $18 million and accumulated depreciation of $9 million at March 31, 2023.
Accrued expenses and other liabilities at March 31, 2023 and December 31, 2022 are summarized in the following table.
Table 13.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2023	December 31, 2022
Accrued interest payable	$51,321	$46,612
Payable to noncontrolling interests	46,203	44,859
Accrued compensation	20,148	30,929
Operating lease liabilities	17,638	18,563
Guarantee obligations	6,223	6,344
Residential loan and MSR repurchase reserve	5,858	7,051
Accrued operating expenses	5,696	5,740
Current accounts payable	3,162	4,234
Bridge loan holdbacks	2,953	3,301
Margin payable	2,558	5,944
Unsettled trades	1,704	—
Preferred stock dividends payable	1,419	—
Other	11,388	6,626
Total Accrued Expenses and Other Liabilities	$176,271	$180,203
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through March 31, 2023, we had met all margin calls due.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
See Note 17 for additional information on leases.
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities during the three months ended March 31, 2023.
Table 13.3 – REO Activity

	Three Months Ended March 31, 2023
(In Thousands)	BPL Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
Balance at beginning of period	$3,012	$544	$2,899	$—	$6,455
Transfers to REO	7,615	18	381	—	8,014
Liquidations (1)	—	(544)	(812)	—	(1,356)
Changes in fair value, net	(192)	—	174	—	(18)
Balance at End of Period	$10,435	$18	$2,642	$—	$13,095
(1)For the three months ended March 31, 2023, REO liquidations resulted in less than $0.1 million of realized losses, which were recorded in Investment fair value changes, net on our consolidated statements of income.
The following table provides detail on the numbers of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at March 31, 2023 and December 31, 2022.
Table 13.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
At March 31, 2023	4	1	25	—	30
At December 31, 2022	2	2	24	—	28
Legal and Repurchase Reserves
See Note 17 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 11 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at March 31, 2023, the carrying value of their interests was $23 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three months ended March 31, 2023, and 2022 we allocated $1 million of income, and $1 million of income, respectively, to the co-investors, which were recorded in Other expenses on our consolidated statements of income.
In 2021, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through the HEI securitization entity and other third-party investors retained subordinate securities issued by the securitization entity alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investors' interests in the HEI securitization entity as a liability, and at March 31, 2023, the carrying value of their interests was $23 million, representing the fair value of their economic interests in the HEI entity. During the three months ended March 31, 2023 and 2022, the investors' share of earnings from their retained interests were $1 million and $6 million, respectively, and were recorded through investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 14. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2023, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2023 and December 31, 2022.
Table 14.1 – Short-Term Debt

	March 31, 2023
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity (2)	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	6	$25,590	$1,750,000	6.83%	5/2023-12/2023	229
Business purpose loan warehouse	4	777,067	1,650,000	7.31%	5/2023-9/2023	112
Real estate securities repo	7	325,549	—	6.11%	4/2023-6/2023	28
HEI warehouse	1	125,071	150,000	9.39%	11/2023	216
Total Short-Term Debt Facilities	18	1,253,277
Servicer advance financing	1	197,883	290,000	7.04%	11/2023	215
Promissory notes	N/A	21,808	—	6.76%	N/A	N/A
Convertible notes, net	N/A	143,484	—	4.75%	8/2023	137
Total Short-Term Debt		$1,616,452

	December 31, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$703,406	$2,550,000	6.16%	3/2023 - 12/2023	267
Business purpose loan warehouse	4	680,100	1,650,000	6.93%	3/2023 - 9/2023	179
Real estate securities repo	7	124,909	—	5.22%	1/2023 - 3/2023	27
HEI warehouse	1	111,681	150,000	8.54%	11/2023	306
Total Short-Term Debt Facilities	19	1,620,096
Servicer advance financing	1	206,510	290,000	6.67%	11/2023	305
Promissory notes	N/A	27,058	—	6.64%	N/A	N/A
Convertible notes, net	N/A	176,015	—	4.75%	8/2023	227
Total Short-Term Debt		$2,029,679
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over SOFR.
(2)Promissory notes payable on demand to lender with 90-day notice.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 14. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at March 31, 2023 and December 31, 2022.
Table 14.2 – Collateral for Short-Term Debt

(In Thousands)	March 31, 2023	December 31, 2022
Collateral Type
Held-for-sale residential loans	$26,282	$775,545
Business purpose loans	1,021,051	871,072
HEI	215,517	191,278
Real estate securities
On balance sheet	71,017	72,133
Sequoia securitizations (1)	110,821	74,170
Freddie Mac SLST securitizations (1)	247,970	—
Freddie Mac K-Series securitization (1)	32,130	31,767
Total real estate securities owned	461,938	178,070
Restricted cash and other assets	2,023	1,097
Total Collateral for Short-Term Debt Facilities	1,726,811	2,017,062
Cash	17,329	12,713
Restricted cash	—	—
Servicer advances	269,259	269,259
Total Collateral for Servicer Advance Financing	286,588	281,972
Total Collateral for Short-Term Debt	$2,013,399	$2,299,034
(1)Represents securities we retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three months ended March 31, 2023, the average balance of our short-term debt facilities was $1.17 billion. At March 31, 2023 and December 31, 2022, accrued interest payable on our short-term debt facilities was $7 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At March 31, 2023, the accrued interest payable balance on this financing was $0.5 million and the unamortized capitalized commitment costs were $0.5 million.
In connection with our acquisition of Riverbend, we assumed $43 million of promissory notes which are payable on demand with a 90-day notice from the lender or which may be repaid by us with a 90-day notice. These unsecured, non-marginable, recourse notes were issued in three separate series with fixed interest rates between 6% and 8%. During the three months ended March 31, 2023, we repaid $5 million of principal of these notes.
During the three months ended March 31, 2023, we repurchased $33 million of convertible debt due in 2023 and recorded a $0.1 million gain on extinguishment. At March 31, 2023 the outstanding principal balance of our convertible debt due in August 2023 was $144 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 14. Short-Term Debt - (continued)
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at March 31, 2023.
Table 14.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2023
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$25,590	$25,590
Business purpose loans	—	497,066	280,001	777,067
Real estate securities	276,367	49,182	—	325,549
HEI warehouse	—	—	125,071	125,071
Total Secured Short-Term Debt	276,367	546,248	430,662	1,253,277
Servicer advance financing	—	—	197,883	197,883
Promissory notes	—	21,808	—	21,808
Convertible notes, net	—	—	143,484	143,484
Total Short-Term Debt	$276,367	$568,056	$772,029	$1,616,452

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at March 31, 2023 and December 31, 2022, along with other selected information, are summarized in the following table.
Table 15.1 – Asset-Backed Securities Issued

	March 31, 2023
	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$184,937	$4,155,846	$3,231,269	$1,203,589	$408,612	$106,923	$9,291,176
Interest-only certificates	168	57,040	115,990	14,885	6,694	—	194,777
Market valuation adjustments	(16,273)	(642,289)	(275,083)	(74,952)	(20,837)	(9,400)	(1,038,834)
ABS Issued, Net	$168,832	$3,570,597	$3,072,176	$1,143,522	$394,469	$97,523	$8,447,119
Range of weighted average interest rates, by series(3)	3.09% to 6.06%	2.6% to 5.01%	2.34% to 6.39%	3.50%	3.41%	3.79%
Stated maturities(3)	2024 - 2036	2047-2053	2027-2032	2028-2029	2025	2052
Number of series	20	19	19	2	1	1

	December 31, 2022
	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$200,047	$3,595,715	$3,322,250	$1,306,652	$410,725	$108,962	$8,944,351
Interest-only certificates	180	57,871	124,928	15,328	7,379	—	205,686
Market valuation adjustments	(16,036)	(682,477)	(331,371)	(99,830)	(25,319)	(8,252)	(1,163,285)
ABS Issued, Net	$184,191	$2,971,109	$3,115,807	$1,222,150	$392,785	$100,710	$7,986,752
Range of weighted average interest rates, by series(3)	2.69% to 5.19%	2.57% to 6.13%	2.34% to 5.92%	3.50% to 4.75%	3.41%	3.78%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2032	2028-2059	2025	2052
Number of series	20	17	19	3	1	1
(1)Includes $485 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at both March 31, 2023 and December 31, 2022, respectively.
(2)Includes $86 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at December 31, 2022.
(3)Certain ABS issued by CAFL and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At March 31, 2023, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $5 million in total, for a net carrying value of $220 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were collateralized by $217 million of BPL bridge loans and $34 million of restricted cash and other assets at March 31, 2023. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At March 31, 2023, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $1 million, for a net carrying value of $269 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $269 million of BPL bridge loans, $14 million of other assets, and $28 million of restricted cash at March 31, 2023. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of the HEI securitization entity formed in connection with the securitization of HEIs, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $146 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through Investment fair value changes, net on our consolidated statements of income. The ABS issued by the HEI securitization entity were subject to an optional redemption in September 2023, and beginning in September 2024 the interest rate on the ABS issued increases by 2% through final maturity in 2052.
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. During the three months ending March 31, 2023, we called the Freddie Mac SLST re-securitization and paid off the associated outstanding ABS. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity was July 2059. The ABS issued were subject to an optional redemption through July 2023, at which time, if the redemption right had not been exercised, the ABS interest rate stepped up to 7.75%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At March 31, 2023, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at March 31, 2023 and December 31, 2022. Interest due on consolidated ABS issued is payable monthly.
Table 15.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2023	December 31, 2022
Legacy Sequoia	$316	$282
Sequoia	11,259	8,880
CAFL	10,816	10,918
Freddie Mac SLST (1)	3,510	3,561
Freddie Mac K-Series	1,162	1,167
Total Accrued Interest Payable on ABS Issued	$27,063	$24,808
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 16. Long-Term Debt
The tables below summarize our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2023 and December 31, 2022.
Table 16.1 – Long-Term Debt

	March 31, 2023
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$129,329	$—	$129,329	N/A	5.71%	9/2024
Facility B	101,691	—	101,691	N/A	5.71%	2/2025
Facility C	66,197	(63)	66,134	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	427,310	(68)	427,242	$750,000	SOFR + 2.87%	N/A
Facility E	305,159	(912)	304,247	335,000	SOFR + 3.25%	12/2025
Recourse BPL Financing
Facility F	—	—	—	500,000	SOFR + 2.25%-2.50%	9/2024
Recourse MSR Financing
Facility G	47,456	—	47,456	50,000	SOFR + 3.25%	9/2024
Total Long-Term Debt Facilities	1,077,142	(1,043)	1,076,099
Convertible notes
5.625% convertible senior notes	150,200	(1,076)	149,124	N/A	5.625%	7/2024
5.75% exchangeable senior notes	162,092	(2,207)	159,885	N/A	5.75%	10/2025
7.75% convertible senior notes	215,000	(5,859)	209,141	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(721)	138,779	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,743,934	$(10,906)	$1,733,028

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 16. Long-Term Debt - (continued)

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
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) or SOFR, plus an applicable spread.

Refer to Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for a full description of our long-term debt.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at March 31, 2023 and December 31, 2022.
Table 16.2 – Collateral for Long-Term Debt

(In Thousands)	March 31, 2023	December 31, 2022
Collateral Type
BPL bridge loans	$922,296	$897,782
BPL term loans	—	66,567
Mortgage servicing rights (including certified MSRs)	73,366	—
Real estate securities
Sequoia securitizations (1)	181,897	178,439
CAFL securitizations (1)	236,540	237,068
Total Collateral for Long-Term Debt	$1,414,099	$1,379,856
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 16. Long-Term Debt - (continued)

The following table summarizes the accrued interest payable on long-term debt at March 31, 2023 and December 31, 2022.
Table 16.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	March 31, 2023	December 31, 2022
Long-term debt facilities	$3,058	$3,364
Convertible notes
5.625% convertible senior notes	1,784	3,896
5.75% exchangeable senior notes	4,662	2,332
7.75% convertible senior notes	4,906	741
Trust preferred securities and subordinated notes	1,659	1,633
Total Accrued Interest Payable on Long-Term Debt	$16,069	$11,966
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
Recourse MSR Financing Facility
In the first quarter of 2023, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights (Facility G in Table 16.1 above). Borrowings under this facility accrue interest at a per annum rate equal to one-month SOFR plus 3.25% through the maturity of the facility in September 2024. This facility has an aggregate maximum borrowing capacity of $50 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 17. Commitments and Contingencies
Lease Commitments
At March 31, 2023, we were obligated under ten non-cancelable operating leases with expiration dates through 2031 for $20 million of cumulative lease payments. For the three-month periods ended March 31, 2023 and 2022 our operating lease expense was $1 million and $1 million, respectively.
The following table presents our future lease commitments at March 31, 2023.
Table 17.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2023
2023 (9 months)	$3,699
2024	4,554
2025	3,629
2026	3,520
2027	2,588
2028 and thereafter	1,991
Total Lease Commitments	19,981
Less: Imputed interest	(2,343)
Operating Lease Liabilities	$17,638
During the three months ended March 31, 2023, we entered into one new office lease. At March 31, 2023, our operating lease liabilities were $18 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $15 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for our leases was 5 years and 5.2%, respectively.
Commitment to Fund BPL Bridge Loans
As of March 31, 2023, we had commitments to fund up to $811 million of additional advances on existing BPL bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At March 31, 2023, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three months ended March 31, 2023, we recorded a net market valuation gain of $0.4 million related to this liability through Mortgage banking activities, net on our consolidated statements of income.
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
March 31, 2023
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Commitment to Acquire HEIs
At March 31, 2023, we had flow purchase agreements with HEI originators with $8 million of cumulative purchase commitments outstanding. These purchase agreements specify monthly minimum and maximum amounts of HEIs subject to such purchase commitments. We account for these investments under the fair value option. See Note 10 for additional detail on these investments.
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At March 31, 2023, we had funded $15 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons investment. At March 31, 2023, we had funded $1 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
Riverbend Contingent Consideration
As part of the consideration for our acquisition of Riverbend, we may make earnout payments payable in cash, based on generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. These contingent earnout payments are classified as a contingent consideration liability on our consolidated balance sheets and carried at fair value. At March 31, 2023, our estimated fair value of this contingent liability was zero.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At March 31, 2023, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2023, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the three months ended March 31, 2023, other income related to these arrangements was $0.2 million.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at March 31, 2023, the loans had an unpaid principal balance of $429 million, a weighted average FICO score of 759 (at origination), and LTV ratio of 74% (at origination). At March 31, 2023, $9 million of the loans were 90 or more days delinquent, of which five of these loans with an unpaid principal balance of $1 million were in foreclosure. At March 31, 2023, the carrying value of our guarantee obligation was $6 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At both March 31, 2023 and December 31, 2022, assets of such SPEs totaled $30 million, and liabilities of such SPEs totaled $6 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Loss Contingencies — Repurchase Reserves
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
At March 31, 2023 and December 31, 2022, our repurchase reserve associated with our residential loans and MSRs was $6 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the three months ended March 31, 2023 and 2022, we received one and zero repurchase request(s), respectively, and repurchased five and zero loan(s), respectively. During the three months ended March 31, 2023, we recorded a repurchase provision expense of zero. During the three months ended March 31, 2022, we recorded repurchase provision expense of $0.2 million, which was recorded in Mortgage banking activities, net, and Other income on our consolidated statements of income.
At March 31, 2023 and December 31, 2022, our repurchase reserve associated with business purpose loans sold to third-parties was zero and $1 million, respectively. During the three months ended March, 31, 2023 and 2022, we received four and zero repurchase requests, respectively, for business purpose loans sold to third parties. During the three months ended March 31, 2023 and 2022, we repurchased eleven and zero business purpose loans, respectively, that had been sold to third parties. The business purpose loans repurchased in the first quarter of 2023, resolved the open repurchase requests related to loans sold to third-parties that were outstanding as of December 31, 2022, for which the $1 million reserve was previously established. No incremental repurchase provision was recorded in the first quarter of 2023 and, at March 31, 2023, no open repurchase requests were outstanding for business purpose loans sold to third parties.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 17 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Loss Contingencies - Litigation, Claims and Demands.” At March 31, 2023, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2022 were $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 18. Equity
The following table provides a summary of changes to Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022.
Table 18.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$3,435	$(72,303)	$67,503	$(76,430)
Other comprehensive income (loss) before reclassifications	5,007	—	(17,873)	—
Amounts reclassified from other accumulated comprehensive income (loss)	(193)	1,018	(692)	1,018
Net current-period other comprehensive income (loss)	4,814	1,018	(18,565)	1,018
Balance at End of Period	$8,249	$(71,285)	$48,938	$(75,412)
The following table provides a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.
Table 18.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2023	2022
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$28	$705
Gain on sale of AFS securities	Realized gains, net	(221)	(1,397)
		$(193)	$(692)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,018	$1,018
		$1,018	$1,018
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the three months ended March 31, 2023, we did not issue any common shares under this program. At March 31, 2023, the share issuance capacity under this program was $175 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 18. Equity - (continued)
Issuance of Preferred Stock
In January 2023, Redwood issued 2,800,000 shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock will pay quarterly cumulative cash dividends beginning April 15, 2023 to January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the three months ended March 31, 2023, the Company declared a preferred stock dividend of $0.60417 per share, payable on April 17, 2023 to stockholders of record on March 31, 2023, which is included in Accrued expenses and other liabilities at March 31, 2023.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended March 31, 2023, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At March 31, 2023, approximately 6 million shares remained outstanding for future offerings under this plan.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2023 and 2022.
Table 18.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2023	2022
Basic Earnings per Common Share:
Net income available to common stockholders	$3,201	$30,915
Less: Dividends and undistributed earnings allocated to participating securities	(1,404)	(1,209)
Net income allocated to common stockholders	$1,797	$29,706
Basic weighted average common shares outstanding	113,678,911	119,884,172
Basic Earnings per Common Share	$0.02	$0.25
Diluted Earnings per Common Share:
Net income available to common stockholders	$3,201	$30,915
Less: Dividends and undistributed earnings allocated to participating securities	(1,404)	(1,348)
Add back: Interest expense on convertible notes for the period, net of tax	—	4,582
Net income allocated to common stockholders	$1,797	$34,149
Weighted average common shares outstanding	113,678,911	119,884,172
Net effect of dilutive equity awards	455,645	290,831
Net effect of assumed convertible notes conversion to common shares	—	20,331,154
Diluted weighted average common shares outstanding	114,134,556	140,506,157
Diluted Earnings per Common Share	$0.02	$0.24
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 18. Equity - (continued)
During the three months ended March 31, 2022, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three months ended March 31, 2023, 46,316,074 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2023, the number of outstanding equity awards that were antidilutive totaled 28,474. For the three months ended March 31, 2022, the number of outstanding equity awards that were antidilutive totaled 17,154.
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock under this program. At March 31, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

Note 19. Equity Compensation Plans
At March 31, 2023 and December 31, 2022, 2,634,034 and 2,896,604 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan, totaled $42 million at March 31, 2023, as shown in the following table.
Table 19.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2023
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$5,068	$19,849	$15,271	$—	$40,188
Equity grants	1,982	5,950	—	422	8,354
Equity grant forfeitures	(174)	—	—	—	(174)
Equity compensation expense	(1,420)	(2,930)	(1,734)	(106)	(6,190)
Unrecognized Compensation Cost at End of Period	$5,456	$22,869	$13,537	$316	$42,178
At March 31, 2023, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Units ("RSUs")
At March 31, 2023 and December 31, 2022, there were 703,499 and 806,119 RSUs outstanding, respectively. During the three months ended March 31, 2023, there were 249,598 RSUs granted, 336,959 RSUs distributed, and 15,259 RSUs forfeited. Unvested RSUs at March 31, 2023 vest through 2027.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 19. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
At March 31, 2023 and December 31, 2022, there were 5,350,399 and 4,831,338 DSUs outstanding, respectively, of which 2,741,004 and 2,495,787, respectively, had vested. During the three months ended March 31, 2023, there were 746,592 DSUs granted, 227,531 DSUs distributed, and zero DSUs forfeited. Unvested DSUs at March 31, 2023 vest through 2027.
Performance Stock Units (“PSUs”)
At March 31, 2023 and December 31, 2022, the target number of PSUs that were unvested was 2,078,171 and 2,354,002, respectively. Vesting for PSUs generally occurs three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
For 275,831 target PSU awards that were granted in December 2019, the performance vesting period ended on January 1, 2023. These 2019 PSU awards failed to reach a threshold level under their performance-based vesting criteria and resulted in the vesting of no shares of our common stock underlying these PSUs.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2023 and December 31, 2022, 686,251 and 657,777 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 20. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2023 and 2022.
Table 20.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2023	2022
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$6,994	$(68,822)
Trading securities (2)	(239)	2,786
Risk management derivatives (3)	(3,371)	73,354
Other income, net (4)	(19)	617
Total residential mortgage banking activities, net	3,365	7,935

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
BPL term loans, at fair value (1)	12,666	(25,193)
BPL bridge loans, at fair value	1,153	2,135
Risk management derivatives (3)	(5,096)	17,033
Other income, net (5)	4,583	14,405
Total business purpose mortgage banking activities, net	13,306	8,380
Mortgage Banking Activities, Net	$16,671	$16,315
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 21. Other Income, Net
The following table presents the components of Other income recorded in our consolidated statements of income for the three months ended March 31, 2023 and 2022.
Table 21.1 – Other Income, Net

	Three Months Ended March 31,
(In Thousands)	2023	2022
MSR income, net (1)	$1,077	$4,303
Bridge loan fees	1,592	990
Legal settlement	891	—
Other	996	690
Other Income, Net	$4,556	$5,983
(1)Includes servicing fees and fair value changes for MSRs and related hedges, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 22. Components of Operating Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three months ended March 31, 2023 and 2022 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2023	2022
General and Administrative Expenses
Fixed compensation expense (1)	$15,359	$14,628
Annual variable compensation expense	4,005	3,357
Long-term incentive award expense (2)	7,942	5,660
Systems and consulting	3,112	3,184
Office costs	2,040	2,025
Accounting and legal	919	1,675
Corporate costs	929	864
Other	1,249	1,883
Total General and Administrative Expenses	35,555	33,276

Portfolio Management Costs	3,510	1,578

Loan Acquisition Costs	1,289	4,465

Other Expenses
Amortization of purchase-related intangible assets	3,107	3,534
Other	577	551
Total Other Expenses	3,684	4,085
Total Operating Expenses	$44,038	$43,404
(1)Includes $1 million of severance and transition-related expenses for the three months ended March 31, 2023.
(2)For the three months ended March 31, 2023 and 2022, long-term incentive award expense included $6 million and $5 million of expense for awards settleable in shares of our common stock, and $2 million and $1 million of expense for awards settleable in cash, respectively.
Long-Term Cash-Based Awards
During the three months ended March 31, 2023, there were no long-term cash-based retention awards granted to employees. Cash-based retention awards were granted to certain executive and non-executive employees in 2020, 2021 and 2022 that each vest over three-year periods, and are subject to continued employment through the vesting periods through 2025. At March 31, 2023 and December 31, 2022, the unamortized compensation cost of long-term cash-based awards was $2 million and $3 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 22. Components of Operating Expenses - (continued)
Cash Settled Deferred Stock Units
During the three months ended March 31, 2023, there were no cash-settled deferred stock units granted to employees. Cash-settled deferred stock units that were granted in 2020, 2021 and 2022 and each vest over four-year periods and are subject to continued employment through the vesting periods through 2026. At March 31, 2023 and December 31, 2022, the unamortized compensation cost of cash-settled deferred stock units was $5 million and $5 million, respectively. The unamortized compensation cost is adjusted for changes in the value of our common stock at the end of each reporting period. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period.
Cash Settled Performance Stock Units
During the three months ended March 31, 2023, $6 million of cash-settled performance stock units ("csPSUs") were granted to certain executive and non-executive employees which vest over approximately three years through January 1, 2026. The target number of csPSUs that were granted totaled 663,499 units based on a per unit grant-date fair value of $9.75. The equivalent number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of csPSUs granted, with the target number of csPSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Upon vesting, the recipient will receive the settlement of the vested shares in cash based on the closing market price of our common stock on the final vesting date. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of the csPSUs at the end of each reporting period. At March 31, 2023, unamortized compensation cost of the csPSUs was $5 million.
The grant date fair value of these csPSUs of $9.75 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2023 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For this csPSU grant, an implied volatility assumption of 71% (based on historical volatility), a risk-free rate of 4.23% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
With respect to the csPSU awards granted during three months ended March 31, 2023:
•First, vesting would range from 0% - 250% of two-thirds of the Target csPSUs granted based on the level of book value total shareholder return ("bvTSR") attained over the three-year vesting period, with 100% of this two-thirds of the Target csPSUs vesting if three-year bvTSR is 25%. bvTSR is defined as the percentage by which our book value "per share price" has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock.
•Second, vesting would range from 0% - 250% of one-third of the Target csPSUs granted based on Redwood’s relative total shareholder return (“rTSR”) against a comparator group of companies measured over the three-year vesting period, with 100% of this one-third of the Target csPSUs vesting if three-year rTSR corresponds to 55th percentile rTSR.
•Third, if the aggregate vesting level after steps one and two is greater than 100% of the Target csPSUs, but the Company's absolute total shareholder return ("TSR") is negative over the three-year performance period, vesting would be capped at 100% of Target csPSUs. TSR is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock.
Refer to Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

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
For the three months ended March 31, 2023 and 2022, we recognized a benefit from income taxes of $1 million and $2 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2023 and 2022.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2023	March 31, 2022
Federal statutory rate	21.0%	21.0%
State taxes, net of Federal tax effect, as applicable	(6.3)%	(1.9)%
Differences in taxable (loss) income from GAAP income	(14.3)%	(11.3)%
Change in valuation allowance	—%	—%
REIT GAAP income or loss not subject to federal income	(32.5)%	(16.4)%
Effective Tax Rate	(32.1)%	(8.6)%
We assessed our tax positions for all open tax years (i.e., Federal, 2019 to 2022, and State, 2018 to 2022) at March 31, 2023 and December 31, 2022, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 24. Segment Information
Redwood operates in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking and Investment Portfolio. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following tables present financial information by segment for the three months ended March 31, 2023 and 2022.
Table 24.1 – Business Segment Financial Information

	Three Months Ended March 31, 2023
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$5,510	$4,494	$163,660	$4,852	$178,516
Interest expense	(6,866)	(4,038)	(123,452)	(17,723)	(152,079)
Net interest income (loss)	(1,356)	456	40,208	(12,871)	26,437
Non-interest income (loss)
Mortgage banking activities, net	3,365	13,306	—	—	16,671
Investment fair value changes, net	1,076	—	(1,014)	(189)	(127)
Other income, net	—	2,408	2,168	(20)	4,556
Realized gains, net	—	—	(117)	115	(2)
Total non-interest income (loss), net	4,441	15,714	1,037	(94)	21,098
General and administrative expenses	(4,806)	(13,678)	(1,409)	(15,662)	(35,555)
Portfolio management costs	—	—	(3,510)	—	(3,510)
Loan acquisition costs	(175)	(1,114)	—	—	(1,289)
Other expenses	—	(3,108)	(576)	—	(3,684)
Benefit from (provision for) income taxes	633	703	(213)	—	1,123
Segment Contribution	$(1,263)	$(1,027)	$35,537	$(28,627)
Net income					$4,620
Non-cash amortization (expense) income, net	$(255)	$(3,701)	$(2,833)	$(2,106)	$(8,895)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 24. Segment Information - (continued)

	Three Months Ended March 31, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$12,967	$4,841	$170,572	$1,020	$189,400
Interest expense	(6,936)	(2,568)	(116,581)	(10,213)	(136,298)
Net interest income (loss)	6,031	2,273	53,991	(9,193)	53,102
Non-interest income (loss)
Mortgage banking activities, net	7,935	8,380	—	—	16,315
Investment fair value changes, net	—	—	(5,406)	(714)	(6,120)
Other income, net	—	575	5,282	126	5,983
Realized gains, net	—	—	2,581	—	2,581
Total non-interest income (loss), net	7,935	8,955	2,457	(588)	18,759
General and administrative expenses	(6,101)	(10,472)	(1,555)	(15,148)	(33,276)
Portfolio management costs	—	—	(1,578)	—	(1,578)
Loan acquisition costs	(1,417)	(3,048)	—	—	(4,465)
Other expenses	—	(3,534)	(551)	—	(4,085)
Benefit from (provision for) income taxes	1,007	3,281	(1,830)	—	2,458
Segment Contribution	$7,455	$(2,545)	$50,934	$(24,929)
Net Income					$30,915
Non-cash amortization income (expense), net	$104	$(3,890)	$7,300	$(2,033)	$1,481

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three months ended March 31, 2023 and 2022.

Table 24.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2023			2022
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$2,543	$2,309	$4,852	$1,012	$8	$1,020
Interest expense	(2,504)	(15,219)	(17,723)	(701)	(9,512)	(10,213)
Net interest income (loss)	39	(12,910)	(12,871)	311	(9,504)	(9,193)
Non-interest income (loss)
Investment fair value changes, net	(94)	(95)	(189)	(714)	—	(714)
Other income	—	(20)	(20)	—	126	126
Realized gains, net	—	115	115	—	—	—
Total non-interest income (loss), net	(94)	—	(94)	(714)	126	(588)
General and administrative expenses	—	(15,662)	(15,662)	—	(15,148)	(15,148)
Total	$(55)	$(28,572)	$(28,627)	$(403)	$(24,526)	$(24,929)

(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents supplemental information by segment at March 31, 2023 and December 31, 2022.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
March 31, 2023
Residential loans	$26,975	$—	$5,295,883	$170,000	$5,492,858
Business purpose loans	—	371,385	4,993,264	—	5,364,649
Consolidated Agency multifamily loans	—	—	426,599	—	426,599
Real estate securities	1,700	—	241,646	—	243,346
Home equity investments	—	—	416,783	—	416,783
Other investments	—	—	324,293	57,397	381,690
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	37,784	—	—	37,784
Total assets	43,095	469,959	11,898,454	709,778	13,121,286

December 31, 2022
Residential loans	$628,160	$—	$4,800,096	$184,932	$5,613,188
Business purpose loans	—	364,073	4,968,513	—	5,332,586
Consolidated Agency multifamily loans	—	—	424,551	—	424,551
Real estate securities	—	—	240,475	—	240,475
Home equity investments	—	—	403,462	—	403,462
Other investments	—	—	334,420	56,518	390,938
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	40,892	—	—	40,892
Total assets	660,916	487,159	11,303,991	578,833	13,030,899

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential, business purpose and multifamily assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2022.
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2023 and future years, including statements regarding the economic impact of inflation, supply chain disruptions, uncertainty related to the upcoming U.S. government deadline to raise the debt ceiling, and war in Europe; (iii) statements regarding our progress in developing private capital partnerships that we expect to enhance our liquidity, operating and distribution capabilities going forward; (iv) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, that at March 31, 2023, our securities portfolio had approximately $460 million of net discount to par (approximately $4.10 per share), and that our portfolio has a projected forward loss-adjusted yield of 17% at March 31, 2023; (v) statements related to opportunities we see for our residential and BPL platforms and our positioning to capture market share; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2023 and at March 31, 2023, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure at March 31, 2023, and residential mortgage loans subject to forward sale commitments; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2023; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Despite continued stress in the mortgage sector, we generated a positive total economic return to shareholders in the first quarter of 2023. Our GAAP earnings were $0.02 per diluted share for the first quarter, our GAAP book value per share was $9.40 at March 31, 2023, and we paid a quarterly dividend of $0.23 per share for the first quarter.
Our liquidity position at quarter-end was strong with $404 million of cash and cash equivalents, up approximately 60% from year-end 2022. All of our unrestricted cash and cash equivalents are held in short-term treasuries, money-market funds or accounts at global money-center banks, and we consolidated our banking exposure with our strongest counterparties. Year-to-date, through the date of filing this Quarterly Report on Form 10-Q, we have repurchased approximately $50 million of our convertible notes maturing in August 2023 at a discount to par, resulting in modest gains, and have just over $125 million of this series of convertible notes remaining outstanding. Our recourse leverage ratio was 2.3x at March 31, 2023(1). Looking ahead, we have also made significant progress in developing private capital partnerships that we expect to enhance our liquidity, operating and distribution capabilities going forward.
The improvement in earnings relative to the fourth quarter was largely driven by progress in our mortgage banking activities in the first quarter of 2023, including almost $1 billion in whole loan distributions (through both sales and securitizations) across Residential and Business Purpose Lending (“BPL”) that resulted in $19 million of net mortgage banking revenues. These dispositions freed up meaningful capital and left us with relatively low loan volume in our inventories at quarter-end, particularly in Residential Mortgage Banking where our capital usage has declined over 95% since its peak in 2021. We continued to reduce operating costs during the quarter, allowing our residential and BPL operating platforms to run more efficiently going forward. Our headcount at March 31, 2023 included 301 full-time employees, down from a peak of 400 in 2022.
Negative market sentiment from dislocations in the banking sector in March sent credit spreads for liquid instruments wider, notwithstanding the recent decline in interest rate volatility. Our Investment Portfolio performed well despite this dynamic, and we believe market conditions are attractive for investing, particularly as banks evaluate their balance-sheet management. Currently, just under 90% of our allocated capital sits within our Investment Portfolio, an increase relative to 2021 when our mortgage banking businesses were operating at a faster pace. It is important to note that our allocated capital does not include our Corporate capital (excluding debt), which was $603 million as of March 31, 2023 and includes primarily our cash and cash equivalents, restricted cash, and other corporate investments. We believe that the diversification of our model and the ability to rotate between our roles as issuer and investor remain a competitive advantage. The same dynamics that currently present as challenges for issuers underscore the opportunities we see going forward as an investor.
Underlying credit trends and valuations in our investment portfolio were relatively stable in the first quarter, as we observed healthy cash flow while delinquency rates remained largely steady relative to the fourth quarter of 2022. Given financial stresses in the market, activity for our BPL asset management team has increased, though 90 day+ delinquencies still remain low relative to both their historical range and our long-term underwritten expectations. Consistent with overall market trends, we are seeing construction timelines increase for certain borrowers and we are closely following developments related to third-party projects in distress in the multifamily space. Trends in the commercial real estate sector more broadly underscore the importance of sponsor quality and active asset management in our BPL portfolio, and feedback from our asset management team remains critical to our underwriting team in building our loan origination pipeline and focusing on sponsors with the experience needed to operate in these challenging market conditions.
With a weighted average quarter-end carrying value of $0.63 per $1.00 of face value, and a projected forward loss-adjusted yield of 17%, we estimate our Investment Portfolio had approximately $460 million (or $4.10 per share) of net discount to par at March 31, 2023. Given the continued stability in delinquency trends in the consumer segment of the investment portfolio, it is of note that approximately 70% of this discount is associated with our jumbo residential and residential re-performing loan investments, where credit performance has continued to exceed our risk-based expectations. The average loan-to-value ratio (LTV) of loans underlying our securities portfolio, adjusted for home price appreciation realized to date, was in the low- to mid-40s at March 31, 2023, demonstrating the amount of equity within these investments.
BPL production in the first quarter remained largely consistent with recent trends, as low housing inventory and constrained affordability continue to create a natural support for rental demand. We funded $438 million of BPL loans in the first quarter, roughly flat to the fourth quarter, with a similar production mix of 40% term and 60% bridge. Looking ahead, we believe we are positioned to capture market share intelligently as certain competitors react to lower overall volume with more aggressive lending terms. In addition, so long as credit risk can be priced appropriately, we believe liquidity concerns for regional banks are likely to act as a tailwind for our BPL platform and provide an opportunity for us to further customize lending products to serve our best customers and identify areas where our liquidity will be at the highest premium in the coming months.

In addition to the potential benefit to our BPL position of retrenchment by traditional bank lenders, we believe the opportunity is even larger in Residential. Since inception, our residential platform has competed as an aggregator that has served investors in our RMBS bonds and whole loans. While changes may take time to manifest, we are seeing early but definitive signs of a fundamental shift in bank asset allocations that we believe will anchor our go forward residential conduit strategy. We expect an increased desire by certain banks to sell newly originated loans that would normally be held for investment in their portfolios. This may also lead to more strategic dispositions that present us with scalable portfolio opportunities.
We also remain focused on the evolving landscape in the underlying homeowner equity. Over the last several years we have steadily grown our exposure to home equity investments (“HEI”), which allow consumers to access this value without adding to their monthly debt burden. To date, we have been an investor in HEI while playing a role in product development and in determining how the asset can be efficiently financed.
With first mortgage rates still elevated and access to second-lien financing largely constrained to those with the highest credit scores, consumer demand for HEI remains robust. We believe the marketplace as currently situated does not have sufficient capacity to meet expected demand, putting Redwood in a unique position to institutionalize the product to better align consumers and investors. Our mission has long been to make quality housing accessible to all American households. HEI will be a critical component of this mission moving forward. As such, we have continued to build our platform and we believe our capital position and reputation with investors, regulators and other stakeholders will distinguish us in this market.
While 2023 started with positive momentum, the near-term impact from the banking crisis that unfolded in March has moderated the near-term outlook for our operating businesses, and thus we anticipate our earnings to remain below our current dividend levels over the next few quarters. Subject to determination by our Board of Directors, we expect to lower our quarterly dividend in the second quarter of 2023 to be in line with recent dividend changes made in the broader mortgage REIT sector this year. These declines on average have been in the context of 20% to 30% reductions to dividends. A major factor behind this change is the prospect of utilizing more of our capital for opportunities that we expect to see as a result of stresses at regional banks. Several banks have recently signaled to us a renewed need for an established partner to acquire their residential loans and we want to ensure that our business retains sufficient capital for these emerging opportunities.

Footnotes to Business Update
_________________________________________________________________________________________________________

1.Recourse leverage ratio is defined as recourse debt at Redwood divided by tangible stockholders' equity. Recourse debt excludes $9.4 billion of consolidated securitization debt (ABS issued and servicer advance financing) and other debt that is non-recourse to Redwood, and tangible stockholders' equity excludes $61 million of goodwill and intangible assets.

First Quarter Overview
The following table presents key financial metrics for the three months ended March 31, 2023.
Table 1 – Key Financial Results and Metrics

Three Months Ended
(In Thousands, except per Share Data)	March 31, 2023
Net income per diluted common share	$0.02
Annualized GAAP return on common stockholders' equity	1.2%
Dividends per share	$0.23
Book value per share	$9.40
Economic return on book value (1)	0.8%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period. It does not represent an annualized figure.
Business Highlights
Investment Portfolio
•Deployed $61 million of capital into new, organically-created and third-party investments
•Overall credit metrics remained stable across the portfolio, with 90 day+ delinquency rates for our combined securities and bridge loan portfolios of 2.7%, an improvement of 30 bps relative to the prior quarter
Business Purpose Mortgage Banking
•Funded $438 million of business purpose loans; 60% Bridge and 40% Term
•Sold $230 million of business purpose loans to third parties
Residential Mortgage Banking
•Locked $117 million(1) and purchased $52 million of jumbo loans
•Distributed $686 million of jumbo loans through two securitizations and additional whole loans sales
•Total net jumbo loan exposure was $70 million(2) at March 31, 2023
Financing Highlights
•Unrestricted cash and cash equivalents of $404 million (representing 106% of outstanding marginable debt)(3) and unencumbered assets of $227 million at March 31, 2023
◦All unrestricted cash and cash equivalents were held in short-term treasuries, money-market funds and accounts at global money-center banks
•Successfully renewed maturing loan warehouse financing facilities with key counterparties, while extinguishing under-utilized facilities
•Established new facility to finance previously unencumbered MSR investments
•At March 31, 2023, had $3.5 billion of excess capacity across our warehouse facilities
Capital Markets Highlights
•Repurchased $33 million of Redwood's convertible debt due August 2023
•Raised $70 million of gross proceeds through a preferred equity offering in January 2023

RWT Horizons Highlights
•Completed three investments in the first quarter, including one follow-on in an existing RWT Horizons portfolio company (at a valuation above our initial investment)
•Since inception, RWT Horizons has completed 31 technology venture investments in 26 companies, with an aggregate of over $27 million of investment commitments
Q2 2023 Corporate Highlights To Date
•Through April 30, 2023, repurchased $17 million of Redwood's convertible debt due August 2023; at April 30, 2023, $127 million of this series remained outstanding
•Sold approximately $167 million of business purpose Term loans

Footnotes to Business Highlights
_________________________________________________________________________________________________________
1.Lock volume does not account for potential fallout from pipeline that typically occurs through the lending process.
2.Total net jumbo loan exposure represents the sum of $28 million of loans held on balance sheet and $47 million of loans identified for purchase (locked loans not yet purchased), less loans subject to forward sale commitments.
3.Non-marginable debt and marginable debt refers to whether such debt is subject to margin calls based solely on the lender’s determination, in its discretion, of the market value of underlying collateral that is non-delinquent. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount, among other reasons.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2023 and 2022. Most tables include a "change" column that shows the amount by which the results from 2023 are greater or less than the results from the respective period in 2022. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2023, compared to the first quarter of 2022.
Consolidated Results of Operations
The following table presents the components of our net income for the three months ended March 31, 2023 and 2022.
Table 2 – Net Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2023	2022	Change
Net Interest Income	$26,437	$53,102	$(26,665)
Non-interest Income
Mortgage banking activities, net	16,671	16,315	356
Investment fair value changes, net	(127)	(6,120)	5,993
Other income, net	4,556	5,983	(1,427)
Realized gains, net	(2)	2,581	(2,583)
Total non-interest income, net	21,098	18,759	2,339
General and administrative expenses	(35,555)	(33,276)	(2,279)
Portfolio management costs	(3,510)	(1,578)	(1,932)
Loan acquisition costs	(1,289)	(4,465)	3,176
Other expenses	(3,684)	(4,085)	401
Net income before income taxes	3,497	28,457	(24,960)
Benefit from income taxes	1,123	2,458	(1,335)
Net Income	4,620	30,915	(26,295)
Other comprehensive income (loss), net	5,832	(17,547)	23,379
Preferred dividends	(1,419)	—	(1,419)
Total Comprehensive Income Available to Common Stockholders	$9,033	$13,368	$(4,335)
Net Interest Income
Net interest income from our investment portfolio decreased by $14 million during the three-month periods, as the benefit of higher average asset balances in 2023 from continued deployment into bridge loans during the prior twelve months was more than offset by lower yield maintenance income on our BPL term securities, lower accretion income on our AFS securities, and higher financing costs for secured financing on our fixed-rate assets. Yield maintenance income decreased $7 million during the three-month periods, as the sharp rise in interest rates throughout 2022 diminished incentives for borrowers to refinance. Accretion income on AFS securities decreased $8 million during the three-month periods, as rising interest rates slowed prepayment speeds and changed our expected timing of calls of our available-for-sale securities, which had elevated accretion income in the first quarter of 2022. Additionally, steady deployment of capital into HEI throughout the last twelve months, which does not generate net interest income, but is partially financed with debt, resulted in a $3 million increase in net interest expense during the three-month periods.
Net interest income from Residential and Business Purpose Mortgage Banking operations decreased by $7 million and $2 million, respectively, during the three-month periods, as a result of lower average balances of loan inventory and higher financing costs given the rise in benchmark rates. Volume in the residential conduit was intentionally pulled back significantly during the past twelve months, driving the inventory from over $1 billion loans at March 31, 2022 to approximately $27 million as of March 31, 2023.
We also saw a $4 million decrease in net interest income during the three-month periods, from higher corporate interest expense resulting from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates over the past twelve months.

We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. However, over the past year, continued increases in benchmark interest rates and borrowing spreads negatively impacted our net interest income. Recent policy statements from the Federal Reserve indicate the potential for further increases in the federal funds rate, which if enacted could result in lower net interest income, but we currently have a larger variable rate asset portfolio than variable-rate liabilities. Additionally, to the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. Further, the recent disruptions within the banking system, and uncertainty around the upcoming U.S. government deadline to raise the debt ceiling, could also pressure banks' cost of capital, which could lead to wider financing spreads and increase our financing costs. As we demonstrated during the first quarter of 2023, to the extent we add incremental leverage to our investment portfolio, net interest income could temporarily decrease until proceeds from those financings are redeployed into other investments. For additional discussion of risks related to global political and economic events, including changes or uncertainty with respect to the credit rating or creditworthiness of the United States, see Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including under the heading “Risks Related to our Investments and Investing Activity” and the risk factor titled “Interest rate fluctuations have had, and may continue to have, various negative effects on us by leading to, among other things, reduced earnings or increased volatility in our earnings.”
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Overall income from Mortgage banking activities, net was flat during the three-month periods, as a $5 million increase from Business Purpose Mortgage Banking operations, was offset by a $5 million decrease from Residential Mortgage Banking operations.
The increase in income from Business Purpose mortgage banking activities to $13 million in the first quarter of 2023, resulted from higher margins, as we were able to distribute loans accretively during the quarter. The benefit to margins from tighter spreads during the first quarter of 2023, was partially offset by lower origination fees, resulting from a decrease in funding volume year-over-year. The first quarter of 2022 was characterized by significant credit spread widening, whereas we saw spreads stabilize in the first quarter of 2023 and volume remained fairly healthy despite late quarter volatility around the onset of the recent banking crisis.
The decrease from Residential Mortgage Banking operations was attributable to a significant pullback in acquisition volumes during the past twelve months, as a sharp increase in mortgage rates during 2022 contributed to an industry-wide decrease in residential mortgage origination activity. Additionally, given market volatility, we focused on risk management and were deliberate in moderating volume and transferring financial risk during 2023, distributing $686 million of jumbo loans through two securitizations and additional whole loans sales.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and their associated interest rate hedges. During the three months ended March 31, 2023, flat overall investment fair value changes reflected credit spread stability across most of our investment classes, as some fair value increases from interest rate movements on our RPL securities were mostly offset by decreases in values of associated risk management derivatives. While fundamental credit performance, including delinquencies and loan-to-value ratios, remained stable across our broader portfolio, during the first quarter of 2023, we recorded $9 million of negative fair value changes in our CAFL securities, which was primarily driven by a credit event on a single asset underlying a retained bond in that portfolio. The decline in fair value of our CAFL securities was nearly offset by increases in investment fair value changes from net investments in Sequoia entities, HEIs at Redwood and Trading securities, namely Credit Risk Transfer securities.
During the three months ended March 31, 2022, negative investment fair value changes reflected extreme levels of credit spread widening across many of our longer-duration, fixed-rate investments (re-performing loan securities, residential securities and called loans), partially offset by fair value increases in our HEIs, IO securities, and interest rate hedges, which benefited from rising interest rates and steady home price appreciation. We also saw certain CAFL subordinate securities that benefited from credit resolutions during the first quarter of 2022.
Additional detail on our investment fair value changes during 2023 is included in the “Results of Operations by Segment” section that follows as well as Table 5.6 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Other Income
The decrease in other income for the three-month periods primarily resulted from $3 million of lower income on our MSR investments, which was partially offset by an increase in fees and other income from Business Purpose Mortgage Banking. MSR income was nominally impacted by fair value changes in the first quarter of 2023 given the relative rate stability during the quarter, while it benefited significantly in the first quarter of 2022 as the sharp rise in interest rates caused a slowdown in prepayment speeds.
Additional detail on our other income is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Realized Gains, Net
During the three months ended March 31, 2023, we realized a $1 million of loss on early extinguishment of securitization debt financing certain of our reperforming loan securities, which was mostly offset by nominal gains on sales and calls of securities. During the three months ended March 31, 2022, we realized gains of $3 million, primarily resulting from the call of seasoned Sequoia securitizations and a gain on sale of model homes.
General and Administrative Expenses
The increase in general and administration expenses during the three-month periods, was primarily attributable to $2 million of higher equity compensation expenses. Additionally, general and administrative expenses for the first quarter of 2023 included approximately $1 million of employee severance and related transition expenses.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Portfolio Management Costs
The increase in portfolio management costs for the three-month periods, resulted from growth in our investment portfolio. These costs are primarily associated with the management of our BPL bridge loans and also include loan sub-servicing costs.
Loan Acquisition Costs
Loan acquisition costs for our mortgage banking operations decreased $3 million for the three-month periods, as a result of lower loan origination and acquisition volumes in both of our mortgage banking businesses in 2023.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The decrease in the tax benefit year-over-year was primarily the result of smaller GAAP losses at our TRS during the first quarter of 2023 versus the same period in 2022.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three months ended March 31, 2023 and 2022.
Table 3 – Net Interest Income

	Three Months Ended March 31,
	2023			2022
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$5,197	$370,827	5.6%	$14,893	$1,734,608	3.4%
Residential loans - HFI at Legacy Sequoia (2)	2,540	174,679	5.8%	1,012	222,318	1.8%
Residential loans - HFI at Sequoia (2)	34,644	3,445,200	4.0%	32,098	3,954,379	3.2%
Residential loans - HFI at Freddie Mac SLST (2)	15,493	1,443,737	4.3%	17,200	1,829,910	3.8%
BPL loans - HFS	4,214	260,483	6.5%	5,039	470,781	4.3%
BPL loans - HFI	38,645	1,821,246	8.5%	16,468	1,059,735	6.2%
BPL term loans - HFI at CAFL (2)	41,809	2,902,736	5.8%	72,792	3,278,809	8.9%
BPL bridge loans - HFI at CAFL (2)	12,628	507,550	10.0%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	4,618	423,124	4.4%	4,753	467,606	4.1%
Trading securities	3,546	107,650	13.2%	5,269	169,315	12.4%
Available-for-sale securities	2,882	130,043	8.9%	10,686	138,042	31.0%
Other interest income	12,300	1,084,192	4.5%	9,190	986,246	3.7%
Total interest income	178,516	12,671,467	5.6%	189,400	14,311,749	5.3%
Interest Expense
Short-term debt facilities	(25,506)	1,293,081	(7.9)%	(9,826)	1,727,030	(2.3)%
Short-term debt - servicer advance financing	(3,848)	206,533	(7.5)%	(1,662)	267,267	(2.5)%
Promissory notes	(398)	23,993	(6.6)%	—	—	—%
Short-term debt - convertible notes, net	(2,076)	156,702	(5.3)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(2,504)	173,996	(5.8)%	(701)	219,833	(1.3)%
ABS issued - Sequoia (2)	(30,055)	3,217,441	(3.7)%	(28,171)	3,708,168	(3.0)%
ABS issued - Freddie Mac SLST (2)	(11,218)	1,150,945	(3.9)%	(14,085)	1,528,858	(3.7)%
ABS issued - Freddie Mac K-Series	(4,241)	391,227	(4.3)%	(4,371)	435,853	(4.0)%
ABS issued - CAFL	(39,447)	3,054,386	(5.2)%	(58,367)	3,258,243	(7.2)%
Long-term debt facilities	(20,056)	1,076,650	(7.5)%	(9,608)	1,138,933	(3.4)%
Long-term debt - corporate	(12,730)	656,693	(7.8)%	(9,507)	652,793	(5.8)%
Total interest expense	(152,079)	11,401,647	(5.3)%	(136,298)	12,936,978	(4.2)%
Net Interest Income	$26,437			$53,102
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
(2)Interest income from residential loans - HFI at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities. Interest income from residential loans - HFI at Freddie Mac SLST and the interest expense from ABS issued - Freddie Mac SLST represent activity from our consolidated Freddie Mac SLST entities.

Results of Operations by Segment
We report on our business using three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Note 24 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three months ended March 31, 2023 and 2022.
Table 4 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2023	2022	Change
Segment Contribution from:
Residential Mortgage Banking	$(1,263)	$7,455	$(8,718)
Business Purpose Mortgage Banking	(1,027)	(2,545)	1,518
Investment Portfolio	35,537	50,934	(15,397)
Corporate/Other	(28,627)	(24,929)	(3,698)
Net Income	$4,620	$30,915	$(26,295)
The sections that follow provide further detail on our three business segments and their results of operations for the three months ended March 31, 2023.
Corporate/Other
The increase in net expense from Corporate/Other for the three-month periods was primarily due to $4 million of higher interest expense in the first quarter of 2023 resulting from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates.

Residential Mortgage Banking Segment
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
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three months ended March 31, 2023.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

Three Months Ended
(In Thousands)	March 31, 2023
Balance at beginning of period	$628,160
Acquisitions	51,738
Sales	(28,770)
Transfers between segments (1)	(617,689)
Principal repayments	(15,733)
Changes in fair value, net	9,269
Balance at End of Period	$26,975
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three months ended March 31, 2023, our residential mortgage loan conduit locked $117 million ($69 million adjusted for expected pipeline fallout – i.e., loan purchase commitments), including $104 million of Select loans and $13 million of Choice loans, and purchased $52 million of loans. During the three months ended March 31, 2023, approximately 68% of locked loans were purchase-money loans and 32% were refinancings. During the three months ended March 31, 2023, we distributed $29 million (unpaid principal balance) through whole loan sales. During the three months ended March 31, 2023, we completed two securitizations backed by $657 million of loans (unpaid principal balance).
At March 31, 2023, we had total net jumbo loan exposure of $70 million, with an average gross mortgage rate of 6.68%. This balance included $28 million (principal value) of loans in inventory on our balance sheet, and $47 million of loans identified for purchase (locked loans, unadjusted for fallout), less $4 million of forward sale agreements for loans. Given current market conditions, we reduced our capital allocation to Residential Mortgage Banking to $15 million at the end of the first quarter, down from $100 million at the end of the fourth quarter of 2022. As we look ahead, we expect conditions in the consumer residential sector to remain challenging in the near term as industry volumes continue to be affected by elevated mortgage rates, but we see opportunities over the intermediate to long term to significantly increase our share of volume given that regional banks represented nearly 30% of jumbo origination volume in 2023, and we expect them to curb forward volume given recent disruptions in the banking sector. As a result, we would anticipate increasing our capital allocated to Residential Mortgage Banking over the coming quarters as these new forward production opportunities are realized.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2023, we had residential warehouse facilities outstanding with six different counterparties, with $1.75 billion of total capacity and $1.72 billion of available capacity. These included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $1.00 billion of total capacity and marginable facilities with $0.75 billion of total capacity.

The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment during the three months ended March 31, 2023.
Table 6 – Residential Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended March 31,
(In Thousands)	2023	2022	Change
Mortgage banking income	$3,085	$13,966	$(10,881)
Operating expenses	(4,981)	(7,518)	2,537
Benefit from income taxes	633	1,007	(374)
Segment Contribution	$(1,263)	$7,455	$(8,718)
Loan purchase commitments (loan locks, adjusted for expected fallout)	$68,839	$1,955,941	$(1,887,102)
Residential mortgage banking income presented in the table above is comprised of net interest income from residential loans held-for-sale in inventory and non-interest income, net from this segment (see Note 20 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net). Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
The decrease in contribution from our residential mortgage banking operations during the three-month periods was attributable to lower mortgage banking income resulting from lower loan acquisition volume year-over-year, as well as lower (negative) net interest margin in the first quarter of 2023 given the fixed mortgage rates on our inventory were below our borrowing costs, given the inverted yield curve, each as discussed in the preceding Consolidated Results of Operations section of this MD&A. These decreases were partially offset by lower operating expenses, as we decreased headcount in this segment over the past two quarters to align with current market conditions, as well as lower loan acquisition costs, given the decrease in volume year-over-year.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the first quarter of 2023 was due to an overall GAAP loss incurred at our TRS during that period.

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
The following table provides business purpose loan origination activity at Redwood during the three months ended March 31, 2023.
Table 7 – Business Purpose Loans — Funding Activity

	Three Months Ended March 31, 2023
(In Thousands)	BPL Term	BPL Bridge (1)	Total
Fair value at beginning of period	$358,791	$5,282	$364,073
Fundings	174,154	264,237	438,391
Sales	(192,587)	(12,547)	(205,134)
Transfers between segments/other (2)	2,719	(240,510)	(237,791)
Principal repayments	(1,611)	(371)	(1,982)
Changes in fair value, net	12,700	1,128	13,828
Fair Value at End of Period	$354,166	$17,219	$371,385
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
(2)For BPL term loans, amounts represent repurchased loans. BPL Bridge loan amounts represent the transfer of loans originated or acquired by our Business Purpose Mortgage Banking segment at our TRS and transferred to our Investment Portfolio segment at our REIT as described in the preceding footnote.
During the three months ended March 31, 2023, we funded $438 million of BPL loans (60% bridge and 40% term) and sold $230 million of loans to third-parties through whole loan sales. Volumes remained steady from the fourth quarter of 2022, given ongoing investor demand for CoreVest’s suite of products. Overall profitability in the BPL Mortgage Banking segment improved in the first quarter of 2023 compared to the fourth quarter of 2022, as distribution channels reopened.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of business purpose loans that we hold for sale. At March 31, 2023, we had business purpose warehouse facilities outstanding with five different counterparties, with $3.24 billion of total capacity (used for both SFR and bridge loans) and $1.73 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).

The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the three months ended March 31, 2023 and 2022.
Table 8 – Business Purpose Mortgage Banking Earnings Summary

	Three Months Ended March 31,
(In Thousands)	2023	2022	Change
Mortgage banking income	$16,170	$11,228	$4,942
Operating expenses	(17,900)	(17,054)	(846)
Benefit from income taxes	703	3,281	(2,578)
Segment Contribution	$(1,027)	$(2,545)	$1,518
Business purpose mortgage banking income presented in the table above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 20 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
The increase in contribution from our business purpose mortgage banking operations during the three-month periods was primarily attributable to higher mortgage banking income during the first quarter of 2023, as discussed in the preceding Consolidated Results of Operations section of this MD&A, as well as lower loan acquisition costs, given the decrease in volume year-over-year. These increases were partially offset by higher General and Administrative expenses. While General and administrative expenses increased during the three-month periods, they decreased over 25% from the third quarter of 2022, as a result of reductions in headcount and other cost saving initiatives implemented over the last two quarters.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes during each of the three-month periods was due to an overall GAAP loss incurred at our TRS during those periods.

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

The following table presents details of our Investment Portfolio at March 31, 2023 and December 31, 2022 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic investments in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 9 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	March 31, 2023	December 31, 2022
Organic Residential Investments
Residential loans at Redwood (1)	$—	$152,621
Residential securities at Redwood	107,222	103,089
Residential securities at consolidated Sequoia entities (2)	260,933	219,299
Other investments (3)	48,608	48,972
Organic Business Purpose Investments
BPL Bridge loans	2,102,221	2,023,529
BPL term loans securities at consolidated CAFL SFR entities (4)	295,087	303,897
Other investments	277	705
Third-Party Investments
Residential securities at Redwood	121,686	124,567
Residential securities at consolidated Freddie Mac SLST entities (5)	323,465	322,803
Multifamily securities at Redwood	12,649	12,674
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	32,130	31,767
Servicing investments (7)	92,421	90,120
HEIs (8)	300,929	283,897
Other investments	6,549	7,081
Total Segment Investments	$3,704,177	$3,725,021
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.83 billion of loans and $3.57 billion of ABS issued associated with these investments at March 31, 2023. We consolidated $3.19 billion of loans and $2.97 billion of ABS issued associated with these investments at December 31, 2022.
(3)Organic residential other investments at March 31, 2023 includes net risk share investments of $24 million, representing $30 million of restricted cash and other assets, net of other liabilities of $6 million.
(4)Represents our retained economic investment in securities issued by consolidated CAFL SFR securitization VIEs. For GAAP purposes, we consolidated $2.89 billion of loans and $2.59 billion of ABS issued associated with these investments at March 31, 2023. We consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2022.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.46 billion of loans and $1.14 billion of ABS issued associated with these investments at March 31, 2023. We consolidated $1.46 billion of loans and $1.14 billion of ABS issued associated with these investments at December 31, 2022.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $427 million of loans and $394 million of ABS issued associated with these investments at March 31, 2023. We consolidated $425 million of loans and $393 million of ABS issued associated with these investments at December 31, 2022.
(7)Represents our economic investment in consolidated Servicing Investment variable interest entities. At March 31, 2023, for GAAP purposes, we consolidated $293 million of servicing investments and $198 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2022, for GAAP purposes, we consolidated $301 million of servicing investments and $207 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At March 31, 2023 and December 31, 2022, represents HEIs owned at Redwood of $287 million and $271 million, respectively, as well as our retained economic investment in securities issued by the consolidated HEI securitization entity of $13 million. At March 31, 2023, for GAAP purposes, we consolidated $129 million of HEIs and $98 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity. At December 31, 2022, for GAAP purposes, we consolidated $133 million of HEIs and $101 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity.

Our Investment Portfolio shrank slightly during the first three months of 2023, as a reduction from sales of our called Sequoia loans was mostly offset by an increase in Sequoia securities we retained from the two securitization transactions we executed during the quarter, as well as from incremental investments in BPL bridge loans and HEIs. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the three months ended March 31, 2023 and 2022.
Table 10 – Investment Portfolio Earnings Summary

	Three Months Ended March 31,
(In Thousands)	2023	2022	Change
Net interest income	$40,208	$53,991	$(13,783)
Investment fair value changes, net	(1,014)	(5,406)	4,392
Other income, net	2,168	5,282	(3,114)
Realized gains, net	(117)	2,581	(2,698)
Operating expenses	(5,495)	(3,684)	(1,811)
Benefit from (provision for) income taxes	(213)	(1,830)	1,617
Segment Contribution	$35,537	$50,934	$(15,397)
The decrease in contribution from the Investment Portfolio during the three-month periods was primarily attributable to lower net interest income, as discussed in the preceding Consolidated Results of Operations section of this MD&A, as well as lower other income, primarily from MSR investments, and lower realized gains. The decreases were partially offset by smaller negative investment fair value changes, as discussed in the Consolidated Results of Operations section of this MD&A.
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and hedges associated with these investments. See Table 5.6 in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other). Across the investment portfolio, valuation changes were more muted compared to recent quarters, as credit spreads remained relatively stable compared to the prior year-end, and our portfolio overall continued to demonstrate stable credit fundamentals driven by underlying loan seasoning, low delinquencies and embedded growth in home prices and rents. During the first quarter of 2023, the $9 million decrease in fair value of our investment in CAFL term securities was primarily driven by a credit event on a single asset underlying a retained bond. While our investments generally continue to experience stable credit performance, spread widening, a deterioration in credit, or declines in home price appreciation could result in additional negative investment fair value changes for our investments.
Other income, net within this segment is primarily comprised of income from our MSR investments, bridge loan extension fees, and risk share investment income. Details on the composition of Other income, net are included in Note 21 in Part I, Item 1 of this Quarterly Report on Form 10-Q. Realized gains, net generally result from sales or calls of available-for-sale securities we own. Refer to the analysis of this line item in the Consolidated Results of Operations section of this MD&A for an explanation of activity during 2023.
Operating expenses at this segment are primarily attributable to portfolio management costs, which increased $2 million during the three-month periods, in-line with an increase in portfolio investments under management year-over-year. We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our Provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets as well as from gains or losses from hedges held at the TRS and, for 2023, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.

Investments Detail and Activity
This section presents additional details on our investments (both within our Investment Portfolio segment and held at a corporate level) and their activity during the three months ended March 31, 2023.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three months ended March 31, 2023.
Table 11 – Real Estate Securities Activity by Collateral Type (1)

Three Months Ended March 31, 2023	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Subordinate
Beginning fair value	$28,867	$198,934	$12,674	$240,475
Acquisitions	1,700	—	—	1,700
Sales	—	(6,186)	—	(6,186)
Gains on sales and calls, net	—	527	—	527
Effect of principal payments (2)	—	(179)	—	(179)
Change in fair value, net	730	6,304	(25)	7,009
Ending Fair Value	$31,297	$199,400	$12,649	$243,346
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
At March 31, 2023, our securities at Redwood (exclusive of securities owned in consolidated entities) consisted of fixed-rate assets (80%), adjustable-rate assets (17%), and hybrid assets that reset within the next year (3%).
The following table sets forth activity in our real estate securities portfolio for the three months ended March 31, 2023, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Investment Portfolio segment and our Residential Mortgage Banking segment.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended March 31, 2023	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$103,089	$219,299	$303,897	$322,803	$31,767	$137,386	$1,118,241
Acquisitions	1,700	40,694	—	—	—	—	42,394
Sales	—	—	—	—	—	(6,186)	(6,186)
Gains on sales and calls, net	—	—	—	—	—	527	527
Effect of principal payments (1)	(73)	(1,329)	—	(7,955)	—	(106)	(9,463)
Change in fair value, net	4,206	2,269	(8,810)	8,617	363	2,803	9,448
Ending Fair Value	$108,922	$260,933	$295,087	$323,465	$32,130	$134,424	$1,154,961
(1)Effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At March 31, 2023, our securities (both those held on our balance sheet and our economic interests in consolidated VIEs) consisted of fixed-rate assets (96%), adjustable-rate assets (3%) and hybrid assets that reset within the next year (1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable term debt and marginable debt in the form of repurchase (or “repo”) financing. At March 31, 2023, real estate securities with a fair value of $418 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $297 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities, and real estate securities with a fair value of $462 million (including securities owned in consolidated securitization entities) were financed with $326 million of short-term debt incurred through repurchase facilities with seven different counterparties and $49 million of securities were financed with a long-term financing facility. The remaining $226 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at March 31, 2023. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

March 31, 2023				Weighted Average Values
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$31,208	$77,714	$139,960	3.8%	0.4%	4%	7%
Consolidated Sequoia securities	27,558	233,375	286,527	4.8%	1.0%	7%	38%
Total Sequoia Securities	58,766	311,089	426,487	4.5%	0.8%	6%	29%
Consolidated Freddie Mac SLST securities	19,273	304,192	479,697	4.5%	10.4%	4%	28%
RPL securities on balance sheet	88	28,689	142,380	4.3%	3.2%	4%	2%
Total RPL Securities	19,361	332,881	622,077	4.5%	9.8%	4%	26%
Consolidated Freddie Mac K-Series securities	—	32,130	36,468	4.3%	—%	—%	10%
Multifamily securities on balance sheet	59	12,590	13,778	4.8%	0.1%	—%	8%
Total Multifamily Securities	59	44,720	50,246	4.4%	—%	—%	10%
Consolidated CAFL securities	29,676	265,411	422,993	5.3%	1.9%	8%	19%
Other third-party securities	12	92,986	132,437	3.6%	0.6%	6%	3%
Total Securities	$107,874	$1,047,087	$1,654,240
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
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During the first three months of 2023, our investment portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of these investments are supported by substantial home price appreciation and borrower equity in the underlying homes.
While 90+ day delinquencies have generally remained stable over the last several quarters for the BPL term loans underlying our consolidated CAFL securities, over the last two quarters we have experienced elevated levels of 30+ and 60+ day delinquencies, particularly for loans backed by multifamily properties. While we continue to work with borrowers to resolve issues and amend loans as appropriate, these trends could lead to an increase in serious delinquencies that could ultimately result in increased credit losses and a decrease in the fair value of our CAFL securities.

BPL Bridge Loans Held-for-Investment
The following table provides the activity of BPL bridge loans held-for-investment during the three months ended March 31, 2023.
Table 14 – BPL Bridge Loans Held-for-Investment - Activity

Three Months Ended
(In Thousands)	March 31, 2023
Fair value at beginning of period	$2,023,529
Transfers between portfolios (1)	240,285
Transfers to REO	(7,390)
Principal repayments	(155,210)
Changes in fair value, net	1,007
Fair Value at End of Period	$2,102,221
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
Our $2.10 billion of BPL bridge loans held-for-investment at March 31, 2023 were comprised of first-lien, interest-only loans with a weighted average coupon of 10.24% and original maturities of six to 36 months. At origination, the weighted average FICO score of borrowers backing these loans was 743 and the weighted average LTV ratio of these loans was 65%. At March 31, 2023, of the 3,220 loans in this portfolio, 92 of these loans with an aggregate fair value of $38 million and an aggregate unpaid principal balance of $37 million were in foreclosure and 94 loans with an aggregate fair value of $42 million and an unpaid principal balance of $37 million were 90-or-more days delinquent (certain loans in foreclosure were also at least 90 days delinquent).
We finance our BPL bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. At March 31, 2023, we had: $494 million of debt incurred through short-term warehouse facilities with three counterparties, which was secured by $676 million of business purpose bridge loans; $732 million of debt incurred through long-term facilities with two different counterparties, which was secured by $922 million of business purpose bridge loans; and $485 million of securitization debt secured by $486 million of business purpose bridge loans and $51 million of restricted cash.
The following table provides the composition of BPL bridge loans held-for-investment by product type as of March 31, 2023 and December 31, 2022.
Table 15 – BPL Bridge Loans Held-for-Investment - By Product Type

(In Thousands)	March 31, 2023	December 31, 2022
Multifamily	$1,063,108	$1,055,533
Renovate / Build to rent	803,731	736,368
Fix and Flip	97,586	105,157
Other	137,796	126,471
Fair Value at End of Period	$2,102,221	$2,023,529

Residential Loans
The following table provides the activity of residential loans held at our investment portfolio during the three months ended March 31, 2023.
Table 16 – Investment Portfolio Residential Loans - Activity

Three Months Ended
(In Thousands)	March 31, 2023
Fair value at beginning of period	$152,621
Acquisitions	—
Sales	(134,848)
Transfers between portfolios	(17,330)
Principal repayments	(992)
Changes in fair value, net	549
Fair Value at End of Period	$—

During the first quarter of 2023, we sold the majority of our remaining residential loans in our Investment Portfolio (which were from called Sequoia securitizations), and the remaining $17 million were transferred to our Residential Mortgage Banking segment.

Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the three months ended March 31, 2023.
Table 17 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Three Months Ended
(In Thousands)	March 31, 2023
Balance at beginning of period	$403,462
New/additional investments	16,559
Sales/distribution	—
Repayments	(7,754)
Changes in fair value, net	4,516
Balance at End of Period	$416,783
(1)Our home equity investments presented in this table as of March 31, 2023, include $129 million of HEIs owned in our consolidated HEI securitization entity and $287 million of HEIs owned directly at Redwood.
Additional details on our HEIs are included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Investments
The following table sets forth our other investments activity at our Investment Portfolio segment by significant asset type for the three months ended March 31, 2023.
Table 18 – Other Investments at Investment Portfolio Segment - Activity

Three Months Ended March 31, 2023	Servicing Investments(1)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$269,259	$56,518	$64,456	$705	$390,938
New/additional investments	—	900	—	—	900
Sales/distribution	—	—	—	(342)	(342)
Servicer advances (repayments), net	(7,529)	—	—	—	(7,529)
Changes in fair value, net	(1,352)	(21)	(818)	(86)	(2,277)
Other	—	—	—	—	—
Balance at End of Period	$260,378	$57,397	$63,638	$277	$381,690
(1)Our servicing investments are owned through our consolidated Servicing Investment entities. At March 31, 2023, our economic investment in these entities was $92 million (for GAAP purposes, we consolidated $293 million of servicing investments, $198 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
Changes in fair value, net for MSRs and Excess Servicing for the three months ended March 31, 2023 primarily represents a reduction in basis from the regular receipt of scheduled cash flows. Additional details on our Other Investments is included in Note 11 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
In March 2023, our Board of Directors declared a regular dividend of $0.23 per common share and $0.60147 per Series A preferred share for the first quarter of 2023, which were paid on March 31, 2023 and April 17, 2023, respectively. As of March 31, 2023, our year-to-date dividend distributions exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
While our minimum REIT dividend requirement is generally 90% of our annual REIT taxable income, we carried a $37 million federal net operating loss carry forward (NOL) into 2023 at our REIT that affords us the ability to retain REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining NOL amount will carry forward into future years.

While the exact amount is uncertain at this time, we currently expect a significant portion of our 2023 common stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gain. We currently expect all of our 2023 preferred stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Under the federal income tax rules applicable to REITs, none of Redwood’s 2023 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2022 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three months ended March 31, 2023 and 2022, we recorded tax benefits of $1 million and $2 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The decrease in the tax benefit year-over-year was primarily the result of a smaller GAAP loss in 2023 compared to 2022.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2022, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. As we experienced GAAP losses in 2022 and during the three months ended March 31, 2023 at our TRS, we closely analyzed the realizability of our net deferred tax assets in whole and in part. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
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
At March 31, 2023, our total capital was $1.97 billion and included $1.14 billion of equity capital and $832 million of convertible notes and long-term debt on our consolidated balance sheet, including $144 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $162 million of exchangeable debt due in 2025, $215 million of convertible debt due in 2027 and $140 million of trust-preferred securities due in 2037.
As of March 31, 2023, our unrestricted cash was $404 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt is subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional mortgage loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or following the occurrence of a triggering credit event impacting the financed mortgage loan based on a decline in the market value of the financed mortgage loan (as determined by the lender).
We also distinguish between recourse and non-recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt no creditor or lender has direct or indirect recourse to us (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt.
At March 31, 2023, in aggregate, we had $2.43 billion of recourse debt outstanding, of which $380 million was marginable and $2.05 billion was non-marginable.
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
Repurchase Authorization
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock under this program, and separately repurchased $33 million of Redwood's convertible debt due in August 2023. At March 31, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

Cash Flows and Liquidity for the Three Months Ended March 31, 2023
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
During the three months ended March 31, 2023, our net cash provided by operating activities was $102 million. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. During the first three months of 2023, excluding cash flows from the purchase, origination, sale, principal payments of loans classified as held-for-sale and the settlement of associated derivatives (which cumulatively totaled $117 million of net cash outflows), cash flows from operating activities were positive $14 million.
Cash Flows from Investing Activities
During the three months ended March 31, 2023, our net cash provided by investing activities was $111 million and primarily resulted from proceeds from principal payments on loans held-for-investment and other investment in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the three months ended March 31, 2023, we transferred loans between held-for-sale and held-for-investment classification, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, our net cash used in financing activities was $52 million. This primarily resulted from $414 million of net repayments of short-term debt borrowings, partially offset by $327 million of net borrowings under ABS issued, in each case resulting from the issuance of two Sequoia securitizations, which included a combined $657 million of residential loans. Additionally, during the three months ended March 31, 2023, we paid regular quarterly dividends on our common stock of $28 million, and in the first quarter of 2023, we raised $67 million of net proceeds from the issuance of preferred stock.
During the three months ended March 31, 2023, we declared and paid dividends on our common stock of $0.23 per common share. On March 14, 2023, the Board of Directors declared a regular dividend of $0.23 per share for the first quarter of 2023, which was paid on March 31, 2023 to shareholders of record on March 24, 2023. Additionally, on March 31, 2023, the Board of Directors declared a regular quarter dividend of $0.60417 per share of preferred stock, payable on April 17, 2023 to stockholders of record on March 31, 2023.
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
Our material cash requirements from known contractual and other obligations during the twelve months following March 31, 2023, include maturing short-term debt, interest payments on short-term and long-term debt, payments on operating leases, other current payables, funding commitments for BPL bridge loans and under HEI flow purchase agreements and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following March 31, 2023, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for BPL bridge loans and under HEI flow purchase agreements, and payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At March 31, 2023, we had commitments to fund up to $811 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (e.g. funding is dependent on actual progress on a project and we retain the option to conduct due diligence with respect to each draw request to confirm conditions have been met). Approximately 68% of the commitments are for longer-term build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next eight quarters. Additionally, at March 31, 2023, we had $1.73 billion of available warehouse capacity for business purpose loans and we have an average of $200 million of quarterly bridge loan maturities over the next 10 quarters, which will provide an additional source of cash that can be used to fund our commitments. Additionally, at March 31, 2023, we had $8 million of outstanding HEI purchase commitments under flow purchase agreements with third parties.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption Contractual Obligations. For additional information on commitments and contingencies as of March 31, 2023 that could impact our liquidity and capital resources, see Note 17 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Several of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities in the first three months of 2023 and have other such facilities with scheduled maturities during the next twelve months. While there is no assurance of our ability to renew these facilities, given current market conditions we would expect to extend these in the normal course of business.
Two series of our convertible notes are maturing during the 16 months following March 31, 2023. Historically, we have issued new convertible debt in part to refinance convertible debt that was maturing. However, given current market rates for unsecured corporate capital, which we find to be economically unattractive, we currently expect to repay our convertible notes maturing in August of 2023 with cash on hand. To the extent we do not choose to or cannot issue new unsecured corporate capital due to adverse market conditions going forward, we will need to utilize cash on hand to repay our convertible debt that is maturing, which will reduce the amount cash that can be deployed into our business and could reduce the earnings potential of our business. Further, if market rates for unsecured corporate capital remain elevated and we choose to issue new unsecured corporate capital, it could negatively impact our profitability.
We expect to meet our obligations coming due in less than one year from March 31, 2023, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, or incremental borrowings under existing, new or amended financing arrangements. As of March 31, 2023, we had approximately $227 million of unencumbered assets.
During the first three months of 2023, the highest balance of our short-term debt outstanding was $2.03 billion. See Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our short-term debt. See Note 16 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt.
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

At March 31, 2023, we had residential warehouse facilities outstanding with six different counterparties, with $1.75 billion of total capacity and $1.72 billion of available capacity. These included non-marginable facilities with $1.00 billion of total capacity and marginable facilities with $0.75 billion of total capacity. At March 31, 2023, we had business purpose warehouse facilities outstanding with seven different counterparties, with $3.24 billion of total capacity and $1.73 billion of available capacity. All of these BPL financing facilities are non-marginable. We note that several of these facilities used to finance our business purpose mortgage banking loan inventory are also used to finance bridge loans held in our investment portfolio.
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
Liquidity Needs for our Investment Portfolio
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. We distinguish our debt between recourse and non-recourse, as our non-recourse debt has unique characteristics that differentiate it in important ways from our recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt no creditor or lender has direct or indirect recourse to us, or any other entity or person (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt.
Our ABS issued is non-recourse and represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets. See Notes 4 and 15, respectively, in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our principles of consolidation and our asset-backed securities issued.
Additionally, we have non-recourse debt in the form of non-marginable warehouse facilities to finance a portion of our business purpose bridge loan portfolio. While this debt is non-recourse to Redwood, it does have fixed terms with prepayment options that allows us to refinance this debt or ultimately repay it upon maturity.
The remainder of the debt we use to finance our investments is recourse debt, including our long-term subordinate securities financing facilities, BPL financing facility and MSR financing facility, as well as our short-term securities repo borrowings and HEI warehouse facility. For securities we have financed, our long-term financing facilities are non-marginable and our repo debt MSR facility (which also finances certificated MSRs) is marginable. Our BPL financing facilities and HEI warehouse facility are non-marginable.
We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. Recent policy statements from the Federal Reserve indicate the likelihood of further increases in the federal funds rate, which if enacted could result in lower net interest income to the extent our variable rate assets and liabilities are not aligned. Additionally, to the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. Further, each of our three recourse subordinate securities financing facilities have interest rate step-up provisions, under which if we do not repay the facilities by certain specified dates, the interest rates on those facilities will increase (see Note 16 in in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on these provisions).
Corporate Debt
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. See Notes 14 and 16 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our short-term and long-term debt.

Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential and business purpose mortgage loans (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption(s) “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.”
Our sources of debt financing include secured borrowings under residential and business purpose mortgage loan warehouse facilities (including recourse and non-recourse warehouse facilities), short-term securities repurchase facilities, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, and subordinate securities financing facilities.

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
Under many of our mortgage loan warehouse facilities and our short-term securities repurchase facilities, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. We refer to borrowing facilities with margin call provisions based solely on the lender's determination, in its discretion, of changes in the market value of transferred or pledged assets, as marginable debt. Borrowing facilities that we refer to as non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender), in which case the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at March 31, 2023, only our short-term securities repurchase facilities (with $326 million of borrowings outstanding at March 31, 2023), and six of our residential mortgage loan warehouse facilities (with $26 million of borrowings outstanding at March 31, 2023) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.

Margin call provisions under these facilities are further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because many of these borrowing facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

At March 31, 2023, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at March 31, 2023 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at March 31, 2023 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur more than $5 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at March 31, 2023, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2022. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
Additional detail on our critical accounting estimates is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading "Critical Accounting Estimates."

MARKET AND OTHER RISKS
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
In addition to the market risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2022.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 17 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock under this program. At March 31, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2023.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2023 - January 31, 2023	—	$—	—	$—
February 1, 2023 - February 28, 2023	—	$—	—	$—
March 1, 2023 - March 31, 2023	—	$—	—	$—
Total	—	$—	—	$101,265
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.2, filed on March 1, 2023)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022;
(ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2023 and 2022;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2023 and 2022;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and
(vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 5, 2023	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2023	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2023	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)