Form 10-Q
period 2023-06-30
REDWOOD TRUST INC
filed 2023-08-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	114,234,643	shares outstanding as of August 1, 2023

REDWOOD TRUST, INC.
2023 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2023	December 31, 2022
ASSETS (1)
Residential loans, held-for-sale, at fair value	$196,737	$780,781
Residential loans, held-for-investment, at fair value	5,259,162	4,832,407
Business purpose loans, held-for-sale, at fair value	282,836	364,073
Business purpose loans, held-for-investment, at fair value	4,943,887	4,968,513
Consolidated Agency multifamily loans, at fair value	420,096	424,551
Real estate securities, at fair value	166,819	240,475
Home equity investments, at fair value	427,307	403,462
Other investments	355,537	390,938
Cash and cash equivalents	357,308	258,894
Restricted cash	89,534	70,470
Goodwill	23,373	23,373
Intangible assets	34,677	40,892
Derivative assets	20,436	20,830
Other assets	219,025	211,240
Total Assets	$12,796,734	$13,030,899

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,457,122	$2,029,679
Derivative liabilities	2,316	16,855
Accrued expenses and other liabilities	228,114	180,203
Asset-backed securities issued (includes $7,702,826 and $7,424,132 at fair value), net	8,183,170	7,986,752
Long-term debt, net	1,801,874	1,733,425
Total liabilities	11,672,596	11,946,914
Commitments and Contingencies (see Note 17)
Equity
Preferred stock, par value $0.01 per share, 2,800,000 shares authorized; 2,800,000 and zero issued and outstanding	66,923	—
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 114,177,992 and 113,484,675 issued and outstanding	1,142	1,135
Additional paid-in capital	2,358,675	2,349,845
Accumulated other comprehensive loss	(62,091)	(68,868)
Cumulative earnings	1,157,686	1,153,370
Cumulative distributions to stockholders	(2,398,197)	(2,351,497)
Total equity	1,124,138	1,083,985
Total Liabilities and Equity	$12,796,734	$13,030,899
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2023 and December 31, 2022, assets of consolidated VIEs totaled $9,492,706 and $9,257,291, respectively. At June 30, 2023 and December 31, 2022, liabilities of consolidated VIEs totaled $8,439,522 and $8,270,276, respectively. See Note 4 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Interest Income
Residential loans	$56,751	$65,047	$114,625	$130,250
Business purpose loans	98,264	80,934	195,560	175,233
Consolidated Agency multifamily loans	4,697	4,732	9,315	9,485
Real estate securities	6,223	7,828	12,651	23,783
Other interest income	13,046	8,914	25,346	18,104
Total interest income	178,981	167,455	357,497	356,855
Interest Expense
Short-term debt	(28,711)	(13,661)	(60,539)	(25,149)
Asset-backed securities issued	(90,093)	(88,859)	(177,558)	(194,554)
Long-term debt	(34,081)	(24,447)	(66,867)	(43,562)
Total interest expense	(152,885)	(126,967)	(304,964)	(263,265)
Net Interest Income	26,096	40,488	52,533	93,590
Non-Interest Income (Loss)
Mortgage banking activities, net	16,552	(30,017)	33,223	(13,702)
Investment fair value changes, net	(4,596)	(87,972)	(4,723)	(94,092)
Other income, net	4,158	7,006	8,714	12,989
Realized gains, net	1,056	—	1,054	2,581
Total non-interest income (loss), net	17,170	(110,983)	38,268	(92,224)
General and administrative expenses	(30,805)	(30,199)	(66,360)	(63,475)
Portfolio management costs	(3,100)	(1,767)	(6,610)	(3,345)
Loan acquisition costs	(1,444)	(3,480)	(2,733)	(7,945)
Other expenses	(4,975)	(3,468)	(8,659)	(7,553)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	2,942	(109,409)	6,439	(80,952)
(Provision for) benefit from income taxes	(69)	9,443	1,054	11,901
Net Income (Loss)	$2,873	$(99,966)	$7,493	$(69,051)
Dividends on preferred stock	(1,758)	—	(3,177)	—
Net Income (Loss) available (related) to common stockholders	$1,115	$(99,966)	$4,316	$(69,051)

Net income (loss) available (related) to common stockholders - Basic	$—	$(0.85)	$0.02	$(0.60)
Net income (loss) available (related) to common stockholders - Diluted	$—	$(0.85)	$0.02	$(0.60)
Basic weighted average common shares outstanding	114,051,017	119,660,173	113,830,347	119,771,554
Diluted weighted average common shares outstanding	114,445,262	119,660,173	114,255,292	119,771,554

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Net Income (Loss)	$2,873	$(99,966)	$7,493	$(69,051)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(688)	(33,409)	4,319	(51,282)
Reclassification of unrealized loss on available-for-sale securities to net income (loss)	604	1,066	411	374
Reclassification of unrealized loss on interest rate agreements to net income (loss)	1,029	1,029	2,047	2,047
Total other comprehensive income (loss)	945	(31,314)	6,777	(48,861)
Comprehensive Income (Loss)	$3,818	$(131,280)	$14,270	$(117,912)
Dividends on preferred stock	$(1,758)	$—	$(3,177)	$—
Comprehensive income (loss) available (related) to common stockholders	$2,060	$(131,280)	$11,093	$(117,912)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2023	$66,923	113,864,456	$1,139	$2,355,139	$(63,036)	$1,156,571	$(2,379,056)	$1,137,680
Net income	—	—	—	—	—	2,873	—	2,873
Other comprehensive income	—	—	—	—	945	—	—	945
Employee stock purchase and incentive plans	—	313,536	3	(1,664)	—	—	—	(1,661)
Non-cash equity award compensation	—	—	—	5,200	—	—	—	5,200
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,758)	—	(1,758)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(19,141)	(19,141)
June 30, 2023	$66,923	114,177,992	$1,142	$2,358,675	$(62,091)	$1,157,686	$(2,398,197)	$1,124,138
For the Six Months Ended June 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net Income	—	—	—	—	—	7,493	—	7,493
Other comprehensive income	—	—	—	—	6,777	—	—	6,777
Employee stock purchase and incentive plans	—	693,317	7	(2,712)	—	—	—	(2,705)
Non-cash equity award compensation	—	—	—	11,542	—	—	—	11,542
Issuance of preferred stock	66,923	—	—	—	—	—	—	66,923
Preferred dividends declared ($1.22917 per share)	—	—	—	—	—	(3,177)	—	(3,177)
Common dividends declared ($0.39 per share)	—	—	—	—	—	—	(46,700)	(46,700)
June 30, 2023	$66,923	114,177,992	$1,142	$2,358,675	$(62,091)	$1,157,686	$(2,398,197)	$1,124,138

For the Three Months Ended June 30, 2022

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2022	—	120,289,243	$1,203	$2,391,344	$(26,474)	$1,347,805	$(2,268,612)	$1,445,266
Net (loss)	—	—	—	—	—	(99,966)	—	(99,966)
Other comprehensive (loss)	—	—	—	—	(31,314)	—	—	(31,314)
Employee stock purchase and incentive plans	—	143,964	1	(135)	—	—	—	(134)
Non-cash equity award compensation	—	—	—	5,266	—	—	—	5,266
Share repurchases		(3,680,033)	(36)	(32,766)	—	—	—	(32,802)
Common dividends declared ($0.23 per share)(1)	—	—	—	—	—	—	(28,225)	(28,225)
June 30, 2022	—	116,753,174	$1,168	$2,363,709	$(57,788)	$1,247,839	$(2,296,837)	$1,258,091
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based awards
For the Six Months Ended June 30, 2022

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Amount
December 31, 2022	—	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net (loss)	—	—	—	—	—	(69,051)	—	(69,051)
Other comprehensive (loss)	—	—	—	—	(48,861)	—	—	(48,861)
Issuance of common stock	—	5,232,869	52	67,423	—	—	—	67,475
Employee stock purchase and incentive plans	—	308,029	3	(1,183)	—	—	—	(1,180)
Non-cash equity award compensation	—	—	—	13,436	—	—	—	13,436
Share repurchases		(3,680,033)	(36)	(32,766)	—	—	—	(32,802)
Common dividends declared ($0.46 per share)	—	—	—	—	—	—	(57,013)	(57,013)
June 30, 2022	—	116,753,174	$1,168	$2,363,709	$(57,788)	$1,247,839	$(2,296,837)	$1,258,091

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$7,493	$(69,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	10,190	(2,538)
Depreciation and amortization of non-financial assets	7,333	7,710
Originations of held-for-sale loans	(360,273)	(766,852)
Purchases of held-for-sale loans	(242,235)	(3,395,459)
Proceeds from sales of held-for-sale loans	582,346	3,376,600
Principal payments on held-for-sale loans	38,820	114,731
Net settlements of derivatives	(17,235)	112,649
Non-cash equity award compensation expense	11,542	13,436
Market valuation adjustments	(17,594)	132,594
Realized (gains) losses, net	(1,054)	(2,581)
Net change in:
Other assets	3,358	63,829
Accrued expenses and other liabilities	878	(75,856)
Net cash provided by (used in) operating activities	23,569	(490,788)
Cash Flows From Investing Activities:
Originations of loan investments	(455,665)	(954,179)
Purchases of loan investments	—	(22,006)
Principal payments on loan investments	725,687	1,160,403
Purchases of real estate securities	(9,855)	(15,006)
Proceeds from sales of real estate securities	98,338	23,329
Principal payments on real estate securities	637	26,033
Repayments from servicer advance investments, net	37,268	71,401
Purchases of HEIs	(25,513)	(97,389)
Repayments on HEIs	17,031	25,826
Other investing activities, net	(1,677)	(14,573)
Net cash provided by investing activities	386,251	203,839
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,033,741	3,450,606
Repayments on short-term debt	(1,593,853)	(4,125,634)
Proceeds from issuance of asset-backed securities	635,081	1,167,711
Repayments on asset-backed securities issued	(446,451)	(954,136)
Proceeds from borrowings on long-term debt	311,278	1,424,088
Deferred long-term debt issuance costs paid	(1,329)	(17,363)
Repayments on long-term debt	(244,908)	(726,076)
Payments on repurchase of common stock	—	(26,857)
Taxes paid on equity award distributions	(3,017)	(1,477)
Net proceeds from issuance of common stock	312	67,770
Net proceeds from issuance of preferred stock	66,923	—
Dividends paid on common stock	(46,700)	(57,013)
Dividends paid on preferred stock	(1,699)	—
Other financing activities, net	(1,720)	(2,300)
Net cash (used in) provided by financing activities	(292,342)	199,319
Net increase (decrease) in cash, cash equivalents and restricted cash	117,478	(87,630)
Cash, cash equivalents and restricted cash at beginning of period (1)	329,364	531,484
Cash, cash equivalents and restricted cash at end of period (1)	$446,842	$443,854

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2023	2022
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$287,699	$247,968
Taxes (refunded) paid	(1,049)	3,894
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	—
Retention of mortgage servicing rights from loan securitizations and sales	—	4,543
Transfers from loans held-for-sale to loans held-for-investment	1,137,194	1,953,421
Transfers from residential loans to real estate owned	11,874	3,132
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	337	—
Reduction in operating lease liabilities due to lease modification	274	—
Transfers from long-term debt to short-term debt	—	367,431
(1)    Cash, cash equivalents, and restricted cash includes cash and cash equivalents of $357 million and restricted cash of $90 million at June 30, 2023, and includes cash and cash equivalents of $371 million and restricted cash of $73 million at June 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at June 30, 2023 and results of operations for all periods presented. The results of operations for the three and six months ended June 30, 2023 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Use of Estimates
The preparation of financial statements requires us to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, valuation allowances, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 2. Basis of Presentation - (continued)
Acquisitions
On July 1, 2022, we acquired Riverbend Funding LLC ("Riverbend"), a private mortgage lender for residential transitional and commercial real estate investors. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding this acquisition, including purchase price allocations. Additionally, in 2019 we acquired 5 Arches and CoreVest, an originator and portfolio manager of business purpose residential loans. In connection with these acquisitions, we identified and recorded finite-lived intangible assets totaling $95 million. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at June 30, 2023.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at June 30, 2023	Carrying Value at June 30, 2023	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(25,570)	$30,730	7
Broker network	18,100	(15,687)	2,413	5
Non-compete agreements	11,400	(10,133)	1,267	3
Tradenames	4,400	(4,133)	267	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(59,923)	$34,677	6
All of our intangible assets are amortized on a straight-line basis. For the six months ended June 30, 2023, we recorded intangible asset amortization expense of $6 million. For the six months ended June 30, 2022, we recorded intangible asset amortization expense of $7 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	June 30, 2023
2023 (6 months)	$6,216
2024	9,412
2025	8,426
2026	6,694
2027	1,571
2028 and thereafter	2,358
Total Future Intangible Asset Amortization	$34,677

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at June 30, 2023.

We recorded total goodwill of $23 million during the three months ended September 30, 2022 as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. For reporting purposes, we included the intangible assets and goodwill from the Riverbend acquisition within our Business Purpose Mortgage Banking segment. There were no changes to the balance of goodwill during the three months ended June 30, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 2. Basis of Presentation - (continued)
The potential liability resulting from the contingent consideration arrangement with Riverbend was recorded at its acquisition-date fair value of zero as part of the total consideration for the acquisition of Riverbend. At June 30, 2023, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income. During the six months ended June 30, 2023, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 17 for additional information on our contingent consideration liability.

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

Table 2.3 – Unaudited Pro Forma Financial Information

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(In Thousands)
Supplementary pro forma information:
Net interest income	$42,726	$97,540
Non-interest (loss) income	(106,880)	(84,479)
Net (loss) income	(99,359)	(67,131)

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
June 30, 2023
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
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848." This new guidance defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. Through June 30, 2023, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
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
In anticipation of the full cessation of LIBOR in 2023, we established a LIBOR transition plan to facilitate an orderly transition to alternative reference rates. At June 30, 2023, our primary LIBOR exposure included the following: $703 million of bridge loans and $140 million of trust preferred securities and subordinated debt. In 2022, we began benchmarking all newly originated BPL bridge loans to SOFR. The legacy LIBOR-indexed BPL bridge loans we have outstanding have fallback provisions for benchmark rate replacement. Additionally, as a result of legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR.
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
June 30, 2023
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2023 and December 31, 2022.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2023 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$10,126	$—	$10,126	$—	$(5,140)	$4,986
TBAs	3,536	—	3,536	(920)	(2,066)	550
Futures	3,333	—	3,333	—	—	3,333
Total Assets	$16,995	$—	$16,995	$(920)	$(7,206)	$8,869

Liabilities (2)
TBAs	$(920)	$—	$(920)	$920	$—	$—
Futures	—	—	—	—	—	—
Loan warehouse debt	(32,602)	—	(32,602)	32,602	—	—
Total Liabilities	$(33,522)	$—	$(33,522)	$33,522	$—	$—

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2022 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$14,625	$—	$14,625	$—	$(5,944)	$8,681
TBAs	1,893	—	1,893	(1,873)	—	20
Futures	3,976	—	3,976	(57)	—	3,919
Total Assets	$20,494	$—	$20,494	$(1,930)	$(5,944)	$12,620

Liabilities (2)
TBAs	$(16,784)	$—	$(16,784)	$1,873	$4,518	$(10,393)
Futures	(57)	—	(57)	57	—	—
Loan warehouse debt	(224,695)	—	(224,695)	224,695	—	—
Total Liabilities	$(241,536)	$—	$(241,536)	$226,625	$4,518	$(10,393)
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
June 30, 2023
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
Analysis of Consolidated VIEs
At June 30, 2023, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At June 30, 2023, we held an 80% ownership interest in, and were responsible for the management of, each such entity. See Note 11 for a further description of these entities and the investments they hold and Note 13 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 14 for additional information on the servicer advance financing.
During 2021, we consolidated an HEI securitization entity formed to invest in HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At June 30, 2023 and December 31, 2022, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 13 for additional information on non-controlling interests in the entity. We consolidate the HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election, and elected to account for the ABS issued by these entities at amortized cost. These include our CAFL Bridge securitizations, Freddie Mac SLST re-securitization, and Servicing Investment entities. In January 2023, we called the Freddie Mac SLST re-securitization and paid off the associated outstanding ABS issued.
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2023	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$163,222	$3,703,754	$—	$1,392,186	$—	$—	$—	$5,259,162
Business purpose loans, held-for-investment	—	—	3,280,085	—	—	—	—	3,280,085
Consolidated Agency multifamily loans	—	—	—	—	420,096	—	—	420,096
Home equity investments	—	—	—	—	—	—	129,264	129,264
Other investments	—	—	—	—	—	268,151	—	268,151
Cash and cash equivalents	—	—	69	—	—	19,910	—	19,979
Restricted cash	64	73	55,351	—	—	—	4,124	59,612
Accrued interest receivable	343	14,472	17,992	4,985	1,281	(239)	—	38,834
Other assets	—	—	7,265	2,372	—	7,836	50	17,523
Total Assets	$163,629	$3,718,299	$3,360,762	$1,399,543	$421,377	$295,658	$133,438	$9,492,706
Short-term debt	$—	$—	$—	$—	$—	$162,981	$—	$162,981
Accrued interest payable	317	11,222	10,286	3,455	1,155	401	—	26,836
Accrued expenses and other liabilities	(106)	80	3,395	—	—	39,271	23,895	66,535
Asset-backed securities issued	162,049	3,485,390	2,955,520	1,096,972	387,581	—	95,658	8,183,170
Total Liabilities	$162,260	$3,496,692	$2,969,201	$1,100,427	$388,736	$202,653	$119,553	$8,439,522

Value of our investments in VIEs(1)	$1,173	$218,357	$388,730	$297,587	$32,515	$93,005	$13,885	$1,045,252
Number of VIEs	20	19	19	2	1	3	1	65

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
(1)Value of our investments in VIEs, as presented in this table, represents the fair value of our economic interests in the consolidated VIEs that we account for under the CFE election. CAFL includes BPL term loan securitizations we account for under the CFE election and two BPL bridge loan securitizations for which we did not make the CFE election. As of June 30, 2023 and December 31, 2022, the fair value of our interests in the CAFL Term securitizations were $306 million and $304 million, respectively, and the remaining values were associated with our interests in the CAFL Bridge securitizations, for which the ABS issued is carried at amortized historical cost. At December 31, 2022, Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a re-securitization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. In January 2023, we called the Freddie Mac SLST re-securitization and paid off the associated outstanding ABS issued. As of June 30, 2023 and December 31, 2022, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election was $298 million and $323 million, respectively, with the difference reflected in the December 31, 2022 table above due to ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the three and six months ended June 30, 2023 and 2022.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended June 30, 2023
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,740	$37,478	$54,583	$15,273	$4,698	$7,911	$—	$122,683
Interest expense	(2,659)	(33,994)	(38,545)	(10,650)	(4,311)	(3,796)	—	(93,955)
Net interest income	81	3,484	16,038	4,623	387	4,115	—	28,728
Non-interest income
Investment fair value changes, net	(10)	928	11,601	(16,563)	385	5,253	453	2,047
Other income	—	—	212	—	—	—	—	212
Total non-interest income, net	(10)	928	11,813	(16,563)	385	5,253	453	2,259
General and administrative expenses	—	—	—	—	—	(3)	—	(3)
Other expenses	—	—	—	—	—	(1,904)	—	(1,904)
Income (loss) from Consolidated VIEs	$71	$4,412	$27,851	$(11,940)	$772	$7,461	$453	$29,080

	Six Months Ended June 30, 2023
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$5,283	$72,122	$109,020	$30,766	$9,316	$15,725	$—	$242,232
Interest expense	(5,163)	(64,049)	(78,087)	(21,868)	(8,552)	(7,644)	—	(185,363)
Net interest income	120	8,073	30,933	8,898	764	8,081	—	56,869
Non-interest income
Investment fair value changes, net	(104)	3,370	1,919	(7,629)	748	4,206	878	3,388
Other income	—	—	384	—	—	—	—	384
Total non-interest income, net	(104)	3,370	2,303	(7,629)	748	4,206	878	3,772
General and administrative expenses	—	—	—	—	—	7	—	7
Other expenses	—	—	—	—	—	(2,481)	—	(2,481)
Income from Consolidated VIEs	$16	$11,443	$33,236	$1,269	$1,512	$9,813	$878	$58,167

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2023, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table summarizes the cash flows during the three and six months ended June 30, 2023 and 2022 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
MSR fees received	$672	$764	$1,356	$1,628
Funding of compensating interest, net	(1)	(14)	(2)	(30)
Cash flows received on retained securities	2,721	3,158	5,684	17,284
The following table presents additional information at June 30, 2023 and December 31, 2022, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.4 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2023	December 31, 2022
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$29,868	$28,722
Subordinate securities, classified as AFS	77,047	74,367
Mortgage servicing rights	11,621	11,589
Maximum loss exposure (1)	$118,536	$114,678
Assets transferred:
Principal balance of loans outstanding	$3,912,490	$4,052,922
Principal balance of loans 30+ days delinquent	26,036	27,739
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
June 30, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2023 and December 31, 2022.
Table 4.5 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2023	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2023	$11,621	$29,868	$77,047
Expected life (in years) (2)	7	7	15
Prepayment speed assumption (annual CPR) (2)	7%	10%	8%
Decrease in fair value from:
10% adverse change	$289	$1,025	$439
25% adverse change	703	2,427	1,034
Discount rate assumption (2)	11%	12%	8%
Decrease in fair value from:
100 basis point increase	$428	$1,006	$7,421
200 basis point increase	830	1,945	13,829
Credit loss assumption (2)	N/A	0.04%	0.04%
Decrease in fair value from:
10% higher losses	N/A	N/A	$45
25% higher losses	N/A	N/A	115

December 31, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2022	$11,589	$28,722	$74,367
Expected life (in years) (2)	7	7	16
Prepayment speed assumption (annual CPR) (2)	8%	10%	8%
Decrease in fair value from:
10% adverse change	$311	$970	$386
25% adverse change	779	2,344	907
Discount rate assumption (2)	11%	12%	9%
Decrease in fair value from:
100 basis point increase	$430	$980	$7,198
200 basis point increase	832	1,894	13,394
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$31
25% higher losses	N/A	N/A	76

(1)Senior securities included $30 million and $29 million of interest-only securities at June 30, 2023 and December 31, 2022, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2023 and December 31, 2022, grouped by asset type.
Table 4.6 – Third-Party Sponsored VIE Summary

(In Thousands)	June 30, 2023	December 31, 2022
Mortgage-Backed Securities
Senior	$8,196	$145
Subordinate	51,708	137,241
Total Mortgage-Backed Securities	59,904	137,386
Excess MSR	6,030	7,082
Total Investments in Third-Party Sponsored VIEs	$65,934	$144,468
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
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2023 and December 31, 2022.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale, at fair value	$196,737	$196,737	$780,781	$780,781
Residential loans, held-for-investment, at fair value	5,259,162	5,259,162	4,832,407	4,832,407
Business purpose loans, held-for-sale, at fair value	282,836	282,836	364,073	364,073
Business purpose loans, held-for-investment, at fair value	4,943,887	4,943,887	4,968,513	4,968,513
Consolidated Agency multifamily loans, at fair value	420,096	420,096	424,551	424,551
Real estate securities, at fair value	166,819	166,819	240,475	240,475
HEIs	427,307	427,307	403,462	403,462
Servicer advance investments (1)	234,304	234,304	269,259	269,259
MSRs (1)	26,242	26,242	25,421	25,421
Excess MSRs (1)	39,877	39,877	39,035	39,035
Other investments (1)	5,847	5,847	6,155	6,155
Cash and cash equivalents	357,308	357,308	258,894	258,894
Restricted cash	89,534	89,534	70,470	70,470
Derivative assets	20,436	20,436	20,830	20,830
Margin receivable (2)	2,043	2,043	13,802	13,802
Liabilities
Short-term debt (3)	$1,344,624	$1,344,624	$1,853,664	$1,853,664
Margin payable (4)	7,512	7,512	5,944	5,944
Guarantee obligations (4)	6,079	4,378	6,344	4,738
HEI securitization non-controlling interest	23,895	23,895	22,329	22,329
Derivative liabilities	2,316	2,316	16,855	16,855
ABS issued, net
at fair value	7,702,826	7,702,826	7,424,132	7,424,132
at amortized cost	480,344	447,171	562,620	524,768
Other long-term debt, net (5)	1,144,232	1,087,998	1,077,200	1,069,946
Convertible notes, net (5)	631,349	580,543	693,473	638,049
Trust preferred securities and subordinated notes, net (5)	138,790	90,675	138,767	83,700
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
During the three and six months ended June 30, 2023, we elected the fair value option for $6 million and $8 million of securities, respectively, $182 million and $235 million (principal balance) of residential loans, respectively, and $406 million and $845 million (principal balance) of business purpose loans, respectively. Additionally, during the three and six months ended June 30, 2023, we elected the fair value option for $9 million and $26 million of HEIs, respectively. For both the three and six months ended June 30, 2023, we elected the fair value option for $1 million of Other investments. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities, fixed-rate securities rated investment grade or higher, and HEIs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2023 and December 31, 2022, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2023	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,455,869	$—	$—	$5,455,869
Business purpose loans	5,226,723	—	—	5,226,723
Consolidated Agency multifamily loans	420,096	—	—	420,096
Real estate securities	166,819	—	—	166,819
HEIs	427,307	—	—	427,307
Servicer advance investments	234,304	—	—	234,304
MSRs	26,242	—	—	26,242
Excess MSRs	39,877	—	—	39,877
Other investments	5,847	—	—	5,847
Derivative assets	20,436	6,869	10,125	3,442

Liabilities
HEI securitization non-controlling interest	$23,895	$—	$—	$23,895
Derivative liabilities	2,316	920	—	1,396
ABS issued	7,702,826	—	—	7,702,826

December 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,613,157	$—	$—	$5,613,157
Business purpose loans	5,332,586	—	—	5,332,586
Consolidated Agency multifamily loans	424,551	—	—	424,551
Real estate securities	240,475	—	—	240,475
HEIs	403,462	—	—	403,462
Servicer advance investments	269,259	—	—	269,259
MSRs	25,421	—	—	25,421
Excess MSRs	39,035	—	—	39,035
Other investments	6,155	—	—	6,155
Derivative assets	20,830	5,869	14,625	336

Liabilities
HEI securitization non-controlling interest	$22,329	$—	$—	$22,329
Derivative liabilities	16,855	16,841	—	14
ABS issued	7,424,132	—	—	7,424,132

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	HEIs	Servicer Advance Investments	Excess MSRs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2022	$5,613,157	$5,332,586	$424,552	$108,329	$132,146	$403,462	$269,259	$39,035	$31,576
Acquisitions	235,479	—	—	7,883	1,979	25,513	—	—	500
Originations	—	844,799	—	—	—	—	—	—	—
Sales	(172,801)	(409,790)	—	(55,087)	(41,775)	—	—	—	(272)
Principal paydowns	(230,957)	(529,404)	(4,145)	(258)	(385)	(17,031)	(37,268)	—	(100)
Gains (losses) in net income, net	12,129	(4,870)	(311)	8,456	650	15,363	2,313	842	635
Unrealized losses in OCI, net	—	—	—	—	4,881	—	—	—	—
Other settlements, net (1)	(1,138)	(6,598)	—	—	—	—	—	—	(250)
Ending balance - June 30, 2023	$5,455,869	$5,226,723	$420,096	$69,323	$97,496	$427,307	$234,304	$39,877	$32,089

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2022	$322	$22,329	$7,424,132
Acquisitions	—	—	635,080
Principal paydowns	—	—	(360,697)
Gains (losses) in net income, net	2,505	1,566	4,311
Other settlements, net (1)	(781)	—	—
Ending balance - June 30, 2023	$2,046	$23,895	$7,702,826
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
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2023 and 2022. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2023 and 2022 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2023 and 2022 Included in Net Income

	Included in Net Income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Assets
Residential loans at Redwood	$(680)	$(15,995)	$(466)	$(31,858)
Business purpose loans at Redwood and CAFL Bridge	(23,033)	(28,385)	(17,877)	(36,566)
Net investments in consolidated Sequoia entities (1)	170	(6,222)	2,519	(11,203)
Net investments in consolidated Freddie Mac SLST entities (1)	(16,760)	(36,014)	(8,001)	(33,074)
Net investments in consolidated Freddie Mac K-Series entities (1)	385	(190)	748	74
Net investments in consolidated CAFL Term entities (1)	10,707	(21,828)	1,897	(17,780)
Net investment in consolidated HEI securitization entity (1)	1,251	3,371	2,445	13,000
Trading securities	1,829	(17,501)	3,073	(19,884)
Available-for-sale securities	(71)	—	(99)	—
HEIs at Redwood	7,676	1,549	11,053	2,701
Servicer advance investments	3,665	(3,231)	2,313	(6,313)
MSRs	1,692	4,248	1,278	7,644
Excess MSRs	1,070	(2,220)	842	(3,428)
Loan purchase and interest rate lock commitments	3,442	2,056	3,442	2,007

Liabilities
Non-controlling interest in consolidated HEI entity	$—	$(2,170)	$—	$(8,388)
Loan purchase commitments	(1,396)	(488)	(1,396)	(527)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income related to securitized loans, securitized HEIs, and the associated ABS issued at our consolidated securitization entities held at June 30, 2023 and 2022, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2023. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at June 30, 2023.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2023

					Gain (Loss) for
June 30, 2023	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2023	June 30, 2023
Assets
Strategic investments	$15,550	$—	$—	$15,550	$(2,650)	$(2,650)
REO	2,350	—	—	2,350	(470)	(653)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2023 and 2022.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Mortgage Banking Activities, Net
Residential loans held-for-sale	$(1,085)	$(24,517)	$5,909	$(51,716)
Residential loan purchase commitments	2,420	(8,897)	2,181	(50,520)
BPL term loans held-for-sale	(1,132)	(40,034)	11,534	(64,502)
BPL term loan interest rate lock commitments	—	40	—	(685)
BPL bridge loans	2,297	116	3,450	2,251
Trading securities (1)	1,923	1,315	1,923	4,101
Risk management derivatives, net	5,426	25,387	(3,041)	115,774
Total mortgage banking activities, net (2)	$9,849	$(46,590)	$21,956	$(45,297)
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood (called Sequoia loans)	$—	$(8,010)	$183	$(12,262)
BPL term loans held-for-sale	(13,625)	—	(13,625)	—
BPL bridge loans held-for-investment	(8,149)	(9,559)	(6,773)	(11,702)
Trading securities	4,572	(17,358)	6,533	(21,600)
Servicer advance investments	3,665	(3,231)	2,313	(6,312)
Excess MSRs	1,070	(2,220)	842	(3,428)
Net investments in Legacy Sequoia entities (3)	(10)	(336)	(104)	(1,050)
Net investments in Sequoia entities (3)	928	(5,886)	3,370	(9,708)
Net investments in Freddie Mac SLST entities (3)	(16,563)	(35,940)	(7,629)	(32,904)
Net investment in Freddie Mac K-Series entity (3)	385	(190)	748	74
Net investments in CAFL Term entities (3)	10,707	(21,828)	1,897	(17,780)
Net investments in HEI securitization entities (3)	453	1,201	878	4,612
HEIs at Redwood	8,468	1,596	12,308	2,788
Other investments	(3,359)	10,460	(3,794)	10,583
Risk management derivatives, net	7,679	4,395	(1,025)	6,368
Credit losses on AFS securities, net	(71)	(1,066)	(99)	(1,771)
Other	(746)	—	(746)	—
Total investment fair value changes, net	$(4,596)	$(87,972)	$(4,723)	$(94,092)
Other Income
MSRs	$1,411	$3,827	$821	$6,795
Other	(340)	—	(460)	—
Total other income (4)	$1,071	$3,827	$361	$6,795
Total Market Valuation Gains (Losses), Net	$6,324	$(130,735)	$17,594	$(132,594)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Footnotes to Table 5.6
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
At June 30, 2023, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2023	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo loans	$182,383	Whole loan spread to TBA price	$3.91	-	$3.91		$3.91

Jumbo loans committed to sell	14,318	Whole loan committed sales price	$100	-	$102		$101

Loans held by Legacy Sequoia (2)	163,222	Liability price			N/A		N/A

Loans held by Sequoia (2)	3,703,754	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,392,186	Liability price			N/A		N/A

Business purpose loans:
BPL term loans	269,886	Senior credit spread(3)	185	-	185	bps	185	bps
		Subordinate credit spread(3)	275	-	915	bps	491	bps
		Senior credit support(3)	36	-	36%		36%
		IO discount rate(3)	8	-	8%		8%
		Prepayment rate (annual CPR)(3)	—	-	3%		3%
		Dollar price of NPLs	$58	-	$100		$59

BPL term loans held by CAFL (2)	2,783,731	Liability price			N/A		N/A

BPL bridge loans	2,173,106	Whole loan discount rate	4	-	15%		9%
		Whole loan spread	545	-	545	bps	545	bps

Multifamily loans held by Freddie Mac K-Series (2)	420,096	Liability price			N/A		N/A

Trading and AFS securities	166,819	Discount rate	6	-	18%		9%
		Prepayment rate (annual CPR)	4	-	65%		9%
		Default rate	—	-	14%		0.4%
		Loss severity	—	-	50%		23%
		CRT dollar price	$97	-	$99		$98

HEIs	298,043	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	23%		16%
		Home price appreciation (depreciation)	(3)	-	4%		3%

HEIs held by HEI securitization entity	129,264	Discount Rate			N/A		N/A

Servicer advance investments	234,304	Discount rate	2	-	5%		4%
		Prepayment rate (annual CPR)	11	-	30%		14%
		Expected remaining life (4)	6	-	6	yrs	6	yrs
		Mortgage servicing income	—	-	18	bps	3	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

June 30, 2023	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
MSRs	$26,242	Discount rate	11	-	46%		11%
		Prepayment rate (annual CPR)	4	-	25%		7%
		Per loan annual cost to service	$93	-	$93		$93

Excess MSRs	39,877	Discount rate	13	-	19%		18%
		Prepayment rate (annual CPR)	10	-	100%		17%
		Excess mortgage servicing amount	8	-	20	bps	11	bps

Residential loan purchase commitments, net	2,046	Whole loan spread to TBA price	$3.91	-	$3.91		$3.91
		Pull-through rate	17	-	100%		68%
		Committed sales price	$100	-	$103		$101

Liabilities
ABS issued (2):
At consolidated Sequoia entities	3,647,439	Discount rate	4	-	18%		7%
		Prepayment rate (annual CPR)	4	-	35%		10%
		Default rate	—	-	14%		1%
		Loss severity	25	-	50%		31%

At consolidated CAFL Term entities	2,475,176	Discount rate	—	-	12%		7%
		Prepayment rate (annual CPR)	—	-	3%		0.1%
		Default rate	5	-	14%		7%
		Loss severity	30	-	40%		30%

At consolidated Freddie Mac SLST entities	1,096,972	Discount rate	5	-	16%		6%
		Prepayment rate (annual CPR)	6	-	6%		6%
		Default rate	8	-	9%		9%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	387,581	Discount rate	3	-	10%		6%

At consolidated HEI entities	95,658	Discount rate	10	-	14%		10%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Home price appreciation (depreciation)	(3)	-	4%		3%

(1)The weighted average input values for all loan types are based on unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans and HEIs held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At June 30, 2023, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $218 million, $306 million, $298 million, $33 million, and $14 million, respectively.
(3)Values represent pricing inputs used in securitization pricing model. Credit spreads generally represent spreads to applicable swap rates.
(4)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Certain of our Other investments (inclusive of strategic investments in early-stage companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of June 30, 2023, the carrying value of these investments was $6 million.

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2023 and December 31, 2022.
Table 6.1 – Classifications and Carrying Values of Residential Loans

June 30, 2023		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$196,737	$—	$—	$—	$196,737
Held-for-investment at fair value	—	163,222	3,703,754	1,392,186	5,259,162
Total Residential Loans	$196,737	$163,222	$3,703,754	$1,392,186	$5,455,899

December 31, 2022		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$780,781	$—	$—	$—	$780,781
Held-for-investment at fair value	—	184,932	3,190,417	1,457,058	4,832,407
Total Residential Loans	$780,781	$184,932	$3,190,417	$1,457,058	$5,613,188

At June 30, 2023, we owned mortgage servicing rights associated with $191 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Sale
The following table summarizes the characteristics of residential loans held-for-sale at June 30, 2023 and December 31, 2022.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Number of loans	185	994
Unpaid principal balance	$197,272	$822,063
Fair value of loans	$196,737	$780,781
Market value of loans pledged as collateral under short-term borrowing agreements	$192,910	$775,545
Weighted average coupon	6.68%	5.12%

Delinquency information
Number of loans with 90+ day delinquencies	1	1
Unpaid principal balance of loans with 90+ day delinquencies	$205	$208
Fair value of loans with 90+ day delinquencies	$167	$170
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three and six months ended June 30, 2023 and 2022.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Principal balance of loans acquired (1)	$181,972	$1,145,450	$235,018	$3,260,641
Principal balance of loans sold	8,925	1,238,327	182,078	3,065,691
Principal balance of loans transferred to HFI	—	—	657,295	687,192
Net market valuation gains (losses) recorded (2)	(1,085)	(32,527)	6,093	(63,978)
(1)For the six months ended June 30, 2022, includes $102 million, of loans acquired through calls of three seasoned Sequoia securitizations.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2023 and December 31, 2022.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

June 30, 2023	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,157	5,232	10,604
Unpaid principal balance	$175,961	$4,374,517	$1,671,451
Fair value of loans (2)	$163,222	$3,703,754	$1,392,186
Weighted average coupon	6.11%	3.54%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	20	7	877
Unpaid principal balance of loans with 90+ day delinquencies	$4,354	$5,214	$150,437
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	7	3	326
Unpaid principal balance of loans in foreclosure	$1,072	$2,308	$57,362

December 31, 2022	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,304	4,624	10,882
Unpaid principal balance	$204,404	$3,847,091	$1,719,236
Fair value of loans (2)	$184,932	$3,190,417	$1,457,058
Weighted average coupon	4.51%	3.25%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	30	10	1,211
Unpaid principal balance of loans with 90+ day delinquencies	$6,824	$7,799	$209,397
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	11	5	427
Unpaid principal balance of loans in foreclosure	$1,166	$4,654	$72,440
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income. The following table provides the activity of residential loans held-for-investment at consolidated entities during the three and six months ended June 30, 2023 and 2022.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$—	N/A	N/A	$—	N/A
Net market valuation gains (losses) recorded	6,718	(53,765)	(44,147)	779	(211,486)	(76,735)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$657,295	N/A	N/A	$684,491	N/A
Net market valuation gains (losses) recorded	6,256	8,102	(11,710)	7,104	(482,217)	(120,503)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
REO
See Note 13 for detail on residential loan REO activity during 2023.

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including term loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at June 30, 2023 and December 31, 2022.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

June 30, 2023	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$269,886	—	$12,950	$—	$282,836
Held-for-investment at fair value	—	2,783,731	1,663,802	496,354	4,943,887
Total Business Purpose Loans	$269,886	$2,783,731	$1,676,752	$496,354	$5,226,723

December 31, 2022	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,791	$—	$5,282	$—	$364,073
Held-for-investment at fair value	—	2,944,984	1,507,146	516,383	4,968,513
Total Business Purpose Loans	$358,791	$2,944,984	$1,512,428	$516,383	$5,332,586

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)
All of the outstanding BPL term loans at June 30, 2023 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years.
The outstanding BPL bridge loans held-for-investment at June 30, 2023 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 33% one-month LIBOR-indexed adjustable-rate loans, 60% one-month SOFR-indexed adjustable-rate loans, and 7% fixed-rate loans (in each case based on unpaid principal balance). As described above within Note 3, LIBOR-indexed BPL bridge loans we hold have fallback provisions for benchmark rate replacement in connection with the cessation of LIBOR in 2023.
At June 30, 2023, we had $755 million in commitments to fund BPL bridge loans. See Note 17 for additional information on these commitments.
The following table provides the activity of business purpose loans at Redwood during the three and six months ended June 30, 2023 and 2022.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In Thousands)	BPL Term at Redwood	BPL Bridge at Redwood	BPL Term at Redwood	BPL Bridge at Redwood
Principal balance of loans originated	$128,622	$269,713	$323,245	$542,241
Principal balance of loans acquired	—	8,149	38,457	19,023
Principal balance of loans sold to third parties	180,404	19,260	—	—
Fair value of loans transferred (1)(2)	—	(140,186)	(295,037)	(306,313)
Mortgage banking activities income (loss) recorded (3)	(1,132)	2,291	(40,034)	(1,136)
Investment fair value changes recorded (2)(4)	(13,625)	(8,778)	—	(5,309)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In Thousands)	BPL Term at Redwood	BPL Bridge at Redwood	BPL Term at Redwood	BPL Bridge at Redwood
Principal balance of loans originated	$302,700	$524,865	$765,972	$954,179
Principal balance of loans acquired	—	17,234	100,349	22,006
Principal balance of loans sold to third parties	398,106	31,807	331,502	—
Fair value of loans transferred (1)(2)	—	(220,978)	(295,037)	(388,604)
Mortgage banking activities income (loss) recorded (3)	11,534	3,453	(64,502)	1,240
Investment fair value changes recorded (2)(4)	(13,625)	(7,266)	—	(6,068)
(1)For BPL term at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL term securitizations. For BPL bridge at Redwood, represents the transfer of BPL bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their securitization.
(2)During the three months ended June 30, 2023, we substituted a pool of held-for-sale term loans at Redwood for a non-performing held-for-investment term loan at a consolidated CAFL securitization, each with unpaid principal balances of approximately $28 million. The negative investment fair value changes recorded for BPL Term at Redwood during the three and six months ended June 30, 2023 were attributable to this substitution, with an equal and offsetting positive fair value change recorded for BPL Term at CAFL (related to the retained bond we own in the associated consolidated CAFL securitization).
(3)Represents loan origination fee income and net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio and, for bridge loans, when transferred into a securitization. See Table 20.1 for additional detail on Mortgage banking activities income (loss).
(4)For BPL Bridge at Redwood, represents net market valuation changes for loans classified as held-for-investment and associated interest-only strip liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
REO
See Note 13 for detail on business purpose loan REO activity during 2023.

The following table provides the activity of business purpose loans held-for-investment at CAFL during the three and six months ended June 30, 2023 and 2022.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In Thousands)	BPL Term at CAFL	BPL Bridge at CAFL	BPL Term at CAFL	BPL Bridge at CAFL
Net market valuation gains (losses) recorded	$(37,780)	$1,192	$(118,299)	$(281)
Transfers	—	140,186	295,037	306,313

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In Thousands)	BPL Term at CAFL	BPL Bridge at CAFL	BPL Term at CAFL	BPL Bridge at CAFL
Net market valuation gains (losses) recorded	$(601)	$600	$(310,202)	$(1,856)
Transfers	—	220,978	295,037	388,604

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at June 30, 2023 and December 31, 2022.
Table 7.4 – Characteristics of Business Purpose Loans

June 30, 2023	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	60	1,072	1,341	1,683
Unpaid principal balance	$283,650	$3,101,083	$1,687,258	$491,909
Fair value of loans	$269,886	$2,783,731	$1,676,752	$496,354
Weighted average coupon	6.96%	5.20%	10.74%	10.93%
Weighted average remaining loan term (years)	7	5	1	1
Market value of loans pledged as collateral under short-term debt facilities	$196,538	N/A	$587,094	N/A
Market value of loans pledged as collateral under long-term debt facilities	$20,564	N/A	$971,338	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	2	45	53	53
Unpaid principal balance of loans with 90+ day delinquencies	$28,494	$99,198	$93,045	$12,196
Fair value of loans with 90+ day delinquencies (3)	$16,822	N/A	$81,378	$10,489
Number of loans in foreclosure	2	7	52	50
Unpaid principal balance of loans in foreclosure	$28,494	$8,183	$55,238	$10,016
Fair value of loans in foreclosure (3)	$16,822	N/A	$48,306	$9,431

December 31, 2022	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	91	1,131	1,601	1,875
Unpaid principal balance	$389,846	$3,263,421	$1,518,427	$514,666
Fair value of loans	$358,791	$2,944,984	$1,512,428	$516,383
Weighted average coupon	5.98%	5.22%	9.61%	9.67%
Weighted average remaining loan term (years)	10	6	2	1
Market value of loans pledged as collateral under short-term debt facilities	$291,406	N/A	$579,666	N/A
Market value of loans pledged as collateral under long-term debt facilities	$66,567	N/A	$897,782	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	1	16	49	48
Unpaid principal balance of loans with 90+ day delinquencies	$536	$37,072	$34,264	$7,328
Fair value of loans with 90+ day delinquencies (3)	$536	N/A	$29,663	$7,438
Number of loans in foreclosure	1	9	48	48
Unpaid principal balance of loans in foreclosure	$536	$13,686	$34,039	$7,328
Fair value of loans in foreclosure (3)	$536	N/A	$29,438	$7,438

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Footnotes to Table 7.4
(1)The fair value of the loans held by consolidated CAFL entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for CFEs. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 4.2. Based on this methodology, we value the loans in each consolidated securitization on a pool basis and do not calculate separate fair values for loans that are 90+ days delinquent or in foreclosure.
(2)The number of loans 90-or-more days delinquent includes all loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.

Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at June 30, 2023 and December 31, 2022.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Number of loans	28	28
Unpaid principal balance	$443,049	$447,193
Fair value of loans	$420,096	$424,551
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	2	3

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding Consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at June 30, 2023 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three and six months ended June 30, 2023 and 2022.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Net market valuation gains (losses) recorded (1)	$(4,471)	$(6,748)	$(311)	$(26,429)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at June 30, 2023 and December 31, 2022.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2023	December 31, 2022
Trading	$69,323	$108,329
Available-for-sale	97,496	132,146
Total Real Estate Securities	$166,819	$240,475
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at June 30, 2023 and December 31, 2022.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	June 30, 2023	December 31, 2022
Senior
Interest-only securities (1)	$38,064	$28,867
Total Senior	38,064	28,867
Subordinate
RPL securities	11,884	29,002
Multifamily securities	4,993	5,027
Other third-party residential securities	14,382	45,433
Total Subordinate	31,259	79,462
Total Trading Securities	$69,323	$108,329
(1)Includes $26 million of Sequoia certificated mortgage servicing rights at both June 30, 2023 and December 31, 2022.
The following table presents the unpaid principal balance of trading securities by position and collateral type at June 30, 2023 and December 31, 2022.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	June 30, 2023	December 31, 2022
Senior (1)	$—	$—
Subordinate	76,512	215,592
Total Trading Securities	$76,512	$215,592
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three and six months ended June 30, 2023 and 2022.
Table 9.4 – Trading Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Fair value of securities acquired	$6,183	$—	$7,883	$5,006
Fair value of securities sold	51,578	23,329	55,087	23,329
Net market valuation gains (losses) recorded (1)	6,495	(16,042)	8,456	(17,498)
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at June 30, 2023 and December 31, 2022.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	June 30, 2023	December 31, 2022
Subordinate
Sequoia securities	$77,047	$74,367
Multifamily securities	7,749	7,647
Other third-party residential securities	12,700	50,132
Total Subordinate	97,496	132,146
Total AFS Securities	$97,496	$132,146
The following table provides the activity of available-for-sale securities during the three and six months ended June 30, 2023 and 2022.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Fair value of securities acquired	$1,979	$—	$1,979	$10,000
Fair value of securities sold	40,574	—	43,252	—
Principal balance of securities called	—	—	—	14,486
Net unrealized gains (losses) on AFS securities (1)	(688)	(33,409)	4,319	(51,282)
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
At June 30, 2023, we had $4 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2023 and December 31, 2022.
Table 9.7 – Carrying Value of AFS Securities

(In Thousands)	June 30, 2023	December 31, 2022
Principal balance	$164,576	$221,933
Credit reserve	(25,615)	(28,739)
Unamortized discount, net	(46,948)	(61,650)
Amortized cost	92,013	131,544
Gross unrealized gains	15,397	16,269
Gross unrealized losses	(7,275)	(13,127)
CECL allowance	(2,639)	(2,540)
Carrying Value	$97,496	$132,146

The following table presents the changes for the three and six months ended June 30, 2023, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$28,208	$59,334	$28,739	$61,650
Amortization of net discount	—	(387)	—	(650)
Realized credit recoveries (losses), net	53	—	5	—
Acquisitions	1,106	754	1,106	754
Sales, calls, other	(3,918)	(12,587)	(4,124)	(14,917)
Transfers to (release of) credit reserves, net	166	(166)	(111)	111
Ending Balance	$25,615	$46,948	$25,615	$46,948

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at June 30, 2023 and December 31, 2022.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
June 30, 2023	$15,150	$(699)	$22,002	$(6,576)
December 31, 2022	72,679	(12,940)	1,414	(186)
At June 30, 2023, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 72 AFS securities, of which 28 were in an unrealized loss position and 16 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2022, our consolidated balance sheet included 79 AFS securities, of which 38 were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $7 million at June 30, 2023. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At June 30, 2023, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At June 30, 2023, our current expected credit loss ("CECL") allowance related to our AFS securities was $2.6 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit-related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at June 30, 2023.
Table 9.10 – Significant Credit Quality Indicators

June 30, 2023	Subordinate Securities
Default rate	0.9%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and six months ended June 30, 2023.
Table 9.11 – Rollforward of Allowance for Credit Losses

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
(In Thousands)
Beginning balance allowance for credit losses	$2,568	$2,540
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	131	230
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	117	46
Reduction to allowance for securities sold during the period	(177)	(177)
Ending balance of allowance for credit losses	$2,639	$2,639
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2023 and 2022.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Gross realized gains - sales	$3,287	$—	$3,814	$—
Gross realized gains - calls	—	—	—	1,914
Gross realized losses - sales	(2,338)	—	(2,338)	—
Gross realized losses - calls	—	—	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$949	$—	$1,476	$1,914

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 10. Home Equity Investments (HEI)
From time to time, we may purchase home equity investment contracts from third party originators under flow purchase agreements. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
The following table presents our home equity investments at June 30, 2023 and December 31, 2022.
Table 10.1 – Home Equity Investments

(In Thousands)	June 30, 2023	December 31, 2022
HEI at Redwood	$298,043	$270,835
HEI held at consolidated HEI securitization entity	129,264	132,627
Total Home Equity Investments	$427,307	$403,462
We consolidate the HEI securitization entity in accordance with GAAP and have elected to account for it under the CFE election. As such, market valuation changes for the securitized HEI are based on the estimated fair value of the associated ABS issued by the entity, including the securities we own in the entity.
The following table details our HEI activity during the three and six months ended June 30, 2023 and 2022.
Table 10.2 – Activity of HEI

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased	$8,954	$—	$57,248	$—
Net market valuation gains recorded (1)	8,468	3,138	1,596	3,580

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased	$25,513	$—	$97,389	$—
Net market valuation gains recorded (1)	12,308	4,206	2,788	9,311
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following tables summarizes the characteristics of our HEI at June 30, 2023 and December 31, 2022.
Table 10.3 – HEI Characteristics

	June 30, 2023		December 31, 2022
(Dollars in Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Number of HEI contracts	2,701	955	2,599	1,007
Average initial amount of contract	$103	$95	$101	$94

Note 11. Other Investments
Other investments at June 30, 2023 and December 31, 2022 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	June 30, 2023	December 31, 2022
Servicer advance investments	$234,304	$269,259
Strategic investments	54,867	56,518
Excess MSRs	39,877	39,035
Mortgage servicing rights	26,242	25,421
Other	247	705
Total Other Investments	$355,537	$390,938
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
At June 30, 2023, our servicer advance investments had a carrying value of $234 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $10.74 billion. The outstanding servicer advance receivables associated with this investment were $203 million at June 30, 2023, which were financed with short-term non-recourse securitization debt. See Note 14 for additional detail on this debt. The servicer advance receivables were comprised of the following types of advances at June 30, 2023 and December 31, 2022.
Table 11.2 – Components of Servicer Advance Receivables

(In Thousands)	June 30, 2023	December 31, 2022
Principal and interest advances	$65,737	$81,447
Escrow advances (taxes and insurance advances)	101,114	123,541
Corporate advances	36,246	35,377
Total Servicer Advance Receivables	$203,097	$240,365

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 11. Other Investments - (continued)
We account for our servicer advance investments at fair value and during the three and six months ended June 30, 2023, we recorded $5 million and $10 million, respectively, of interest income, through Other interest income, and recorded a net market valuation gain of $4 million and a gain of $2 million, respectively, through Investment fair value changes, net in our consolidated statements of income.
Strategic Investments
Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At June 30, 2023, we had made a total of 33 investments in companies through RWT Horizons with a total carrying value of $23 million, as well as six corporate-level investments. For both the three and six months ended June 30, 2023, we recognized a net mark-to-market valuation loss of $3 million on our strategic investments. For both the three and six months ended June 30, 2022, we recognized a net mark-to-market valuation gain of $10 million on our strategic investments. Market valuation changes on our strategic investments are recorded in Investment fair value changes, net on our consolidated statements of income. During both the three and six months ended June 30, 2023, we recorded losses from our strategic investments of $1 million, in Other income, net on our consolidated statements of income. During the three and six months ended June 30, 2022, we recorded losses from our strategic investments of $0.3 million and $0.2 million, respectively, in Other income, net on our consolidated statements of income.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and six months ended June 30, 2023, we recognized $4 million and $7 million, respectively, of interest income through Other interest income, and recorded net market valuation gains of $1 million and gains of $1 million, respectively, through Investment fair value changes, net on our consolidated statements of income.
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. For both the three and six months ended June 30, 2023, we retained zero MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At June 30, 2023 and December 31, 2022, our MSRs had a fair value of $26 million and $25 million, respectively, and were associated with loans with an aggregate principal balance of $2.11 billion and $2.19 billion, respectively. During the three and six months ended June 30, 2023, including net market valuation gains and losses on our MSRs, we recorded net income related to our MSRs of $3 million and $4 million, respectively, through Other income on our consolidated statements of income.
BPL Bridge Loan Joint Venture
During the three months ended June 30, 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. We did not contribute any capital or sell any loans into the joint venture during the three months ended June 30, 2023. In accordance with the terms of the joint venture, we have committed to sell certain BPL bridge loans we originate into the joint venture that meet specified criteria at contractually pre-established prices and for pre-established ongoing fees. We expect to account for our investment in the joint venture under the equity method of accounting and will present this investment in the “Other investments” line item of our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2023 and December 31, 2022.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2023		December 31, 2022
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$10,125	$190,000	$14,625	$285,000
TBAs	3,536	665,000	1,893	220,000
Interest rate futures	3,333	193,000	3,976	350,600
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	3,442	127,560	336	8,166
Total Assets	$20,436	$1,175,560	$20,830	$863,766

Liabilities - Risk Management Derivatives
TBAs	$(920)	$275,000	$(16,784)	$845,000
Interest rate futures	—	—	(57)	60,000
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(1,396)	223,809	(14)	3,532
Total Liabilities	$(2,316)	$498,809	$(16,855)	$908,532
Total Derivative Financial Instruments, Net	$18,120	$1,674,369	$3,975	$1,772,298
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2023, we were party to swaps and swaptions with an aggregate notional amount of $190 million, TBA agreements with an aggregate notional amount of $940 million, and interest rate futures contracts with an aggregate notional amount of $193 million. At December 31, 2022, we were party to swaps and swaptions with an aggregate notional amount of $285 million, futures with an aggregate notional amount of $411 million and TBA agreements with an aggregate notional amount of $1.07 billion.
For the three and six months ended June 30, 2023, risk management derivatives had net market valuation gains of $13 million and losses of $4 million, respectively. For the three and six months ended June 30, 2022, risk management derivatives had net market valuation gains of $30 million and gains of $122 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income.
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the three and six months ended June 30, 2023, LPCs and IRLCs had net market valuation gains of $2 million and gains of $2 million, respectively, which were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three and six months ended June 30, 2022, LPCs and IRLCs had net market valuation losses of $9 million and losses of $51 million, respectively, which were recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 12. Derivative Financial Instruments - (continued)
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $70 million and $72 million at June 30, 2023 and December 31, 2022, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For each of the three and six months ended June 30, 2023 and 2022, we reclassified $1 million and $2 million, respectively, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of June 30, 2023, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2023, we assessed this risk as remote and did not record an associated specific valuation adjustment. At June 30, 2023, we were in compliance with our derivative counterparty ISDA agreements.

Note 13. Other Assets and Liabilities
Other assets at June 30, 2023 and December 31, 2022 are summarized in the following table.
Table 13.1 – Components of Other Assets

(In Thousands)	June 30, 2023	December 31, 2022
Accrued interest receivable	$63,659	$60,893
Investment receivable	47,176	36,623
Deferred tax asset	41,931	41,931
REO	15,458	6,455
Operating lease right-of-use assets	14,337	16,177
Fixed assets and leasehold improvements (1)	8,994	12,616
Income tax receivables	3,147	3,399
Margin receivable	2,043	13,802
Other	22,280	19,344
Total Other Assets	$219,025	$211,240
(1)Fixed assets and leasehold improvements had a basis of $18 million and accumulated depreciation of $9 million at June 30, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
Accrued expenses and other liabilities at June 30, 2023 and December 31, 2022 are summarized in the following table.
Table 13.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2023	December 31, 2022
Accrued interest payable	$48,320	$46,612
Payable to noncontrolling interests	47,149	44,859
Unsettled trades	43,063	—
Accrued compensation	21,717	30,929
Operating lease liabilities	16,670	18,563
Margin payable	7,512	5,944
Guarantee obligations	6,079	6,344
Accrued operating expenses	6,072	5,740
Residential loan and MSR repurchase reserve	4,564	7,051
Current accounts payable	2,892	4,234
Bridge loan holdbacks	2,791	3,301
Preferred stock dividends payable	1,478	—
Other	19,807	6,626
Total Accrued Expenses and Other Liabilities	$228,114	$180,203
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. We met all margin calls due through June 30, 2023.
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
See Note 17 for additional information on leases.
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities during the six months ended June 30, 2023.
Table 13.3 – REO Activity

	Six Months Ended June 30, 2023
(In Thousands)	BPL Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
Balance at beginning of period	$3,012	$544	$2,899	$—	$6,455
Transfers to REO	10,736	18	1,120	—	11,874
Liquidations (1)	—	(562)	(2,017)	—	(2,579)
Changes in fair value, net	(662)	—	370	—	(292)
Balance at End of Period	$13,086	$—	$2,372	$—	$15,458
(1)For the six months ended June 30, 2023, REO liquidations resulted in $0.3 million of realized losses, which were recorded in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
The following table provides detail on the numbers of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at June 30, 2023 and December 31, 2022.
Table 13.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
At June 30, 2023	7	—	23	—	30
At December 31, 2022	2	2	24	—	28
Legal and Repurchase Reserves
See Note 17 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 11 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at June 30, 2023, the carrying value of their interests was $23 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during both the three and six months ended June 30, 2023, we allocated $2 million of income to the co-investors, recorded in Other expenses on our consolidated statements of income.
In 2021, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through the HEI securitization entity and other third-party investors retained subordinate securities issued by the securitization entity alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investors' interests in the HEI securitization entity as a liability, and at June 30, 2023, the carrying value of their interests was $24 million, representing the fair value of their economic interests in the HEI entity. During the three and six months ended June 30, 2023, the investors' share of earnings from their retained interests was $1 million and $2 million, respectively, recorded through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 14. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2023, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2023 and December 31, 2022.
Table 14.1 – Short-Term Debt

	June 30, 2023
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity (2)	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	5	$176,592	$1,250,000	7.26%	8/2023-5/2024	175
Business purpose loan warehouse	4	603,196	1,355,000	7.68%	7/2023-6/2024	93
Real estate securities repo	5	253,365	—	6.59%	7/2023-9/2023	33
HEI warehouse	1	130,008	150,000	9.76%	11/2023	125
Total Short-Term Debt Facilities	15	1,163,161
Servicer advance financing	1	162,981	270,000	7.44%	11/2023	124
Promissory notes	N/A	18,483	—	6.89%	N/A	N/A
Convertible notes, net	N/A	112,497	—	4.75%	8/2023	46
Total Short-Term Debt		$1,457,122

	December 31, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$703,406	$2,550,000	6.16%	3/2023 - 12/2023	267
Business purpose loan warehouse	4	680,100	1,650,000	6.93%	3/2023 - 9/2023	179
Real estate securities repo	7	124,909	—	5.22%	1/2023 - 3/2023	27
HEI warehouse	1	111,681	150,000	8.54%	11/2023	306
Total Short-Term Debt Facilities	19	1,620,096
Servicer advance financing	1	206,510	290,000	6.67%	11/2023	305
Promissory notes	N/A	27,058	—	6.64%	N/A	N/A
Convertible notes, net	N/A	176,015	—	4.75%	8/2023	227
Total Short-Term Debt		$2,029,679
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over SOFR.
(2)Promissory notes payable on demand to lender with 90-day notice.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 14. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at June 30, 2023 and December 31, 2022.
Table 14.2 – Collateral for Short-Term Debt

(In Thousands)	June 30, 2023	December 31, 2022
Collateral Type
Held-for-sale residential loans	$192,910	$775,545
Business purpose loans	783,632	871,072
HEI	229,625	191,278
Real estate securities
On balance sheet	17,205	72,133
Sequoia securitizations (1)	67,455	74,170
Freddie Mac SLST securitizations (1)	231,313	—
Freddie Mac K-Series securitization (1)	32,514	31,767
CAFL securitizations (1)	8,750	—
Total real estate securities owned	357,237	178,070
Restricted cash and other assets	1,541	1,097
Total Collateral for Short-Term Debt Facilities	1,564,945	2,017,062
Cash	18,073	12,713
Servicer advances	234,304	269,259
Total Collateral for Servicer Advance Financing	252,377	281,972
Total Collateral for Short-Term Debt	$1,817,322	$2,299,034
(1)Represents securities we retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS issued from these securitizations.
For the three and six months ended June 30, 2023, the average balance of our short-term debt facilities was $1.12 billion and $1.21 billion, respectively. At June 30, 2023 and December 31, 2022, accrued interest payable on our short-term debt facilities was $7 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At June 30, 2023, the accrued interest payable balance on this financing was $0.4 million and the unamortized capitalized commitment costs were $0.3 million.
In connection with our acquisition of Riverbend, we assumed promissory notes that are payable on demand with a 90-day notice from the lender or which may be repaid by us with a 90-day notice. These unsecured, non-marginable, recourse notes were issued in three separate series with fixed interest rates between 6% and 8%.
During the three and six months ended June 30, 2023, we repurchased $31 million and $64 million, respectively, of convertible debt due in 2023, and recorded a $0.1 million gain and a $0.2 million gain on extinguishment, respectively. At June 30, 2023 the outstanding principal balance of our convertible debt due in August 2023 was $113 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 14. Short-Term Debt - (continued)
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at June 30, 2023.
Table 14.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2023
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$4,267	$172,325	$176,592
Business purpose loans	316,881	187,588	98,727	603,196
Real estate securities	200,529	52,836	—	253,365
HEI warehouse	—	—	130,008	130,008
Total Secured Short-Term Debt	517,410	244,691	401,060	1,163,161
Servicer advance financing	—	—	162,981	162,981
Promissory notes	—	18,483	—	18,483
Convertible notes, net	—	112,497	—	112,497
Total Short-Term Debt	$517,410	$375,671	$564,041	$1,457,122

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at June 30, 2023 and December 31, 2022, along with other selected information, are summarized in the following table.
Table 15.1 – Asset-Backed Securities Issued

	June 30, 2023
	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$171,068	$4,125,715	$3,161,740	$1,184,425	$406,581	$104,171	$9,153,700
Interest-only certificates	162	49,192	103,935	14,413	6,019	—	173,721
Market valuation adjustments	(9,181)	(689,517)	(310,155)	(101,866)	(25,019)	(8,513)	(1,144,251)
ABS Issued, Net	$162,049	$3,485,390	$2,955,520	$1,096,972	$387,581	$95,658	$8,183,170
Range of weighted average interest rates, by series(3)	0% to 7.02%	2.63% to 5.01%	2.34% to 6.19%	3.50%	3.41%	3.82%
Stated maturities(3)	2024-2036	2047-2053	2027-2032	2028-2029	2025	2052
Number of series	20	19	19	2	1	1

	December 31, 2022
	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$200,047	$3,595,715	$3,322,250	$1,306,652	$410,725	$108,962	$8,944,351
Interest-only certificates	180	57,871	124,928	15,328	7,379	—	205,686
Market valuation adjustments	(16,036)	(682,477)	(331,371)	(99,830)	(25,319)	(8,252)	(1,163,285)
ABS Issued, Net	$184,191	$2,971,109	$3,115,807	$1,222,150	$392,785	$100,710	$7,986,752
Range of weighted average interest rates, by series(3)	2.69% to 5.19%	2.57% to 6.13%	2.34% to 5.92%	3.50% to 4.75%	3.41%	3.78%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2032	2028-2059	2025	2052
Number of series	20	17	19	3	1	1
(1)Includes $485 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at both June 30, 2023 and December 31, 2022.
(2)Includes $86 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at December 31, 2022.
(3)Certain ABS issued by CAFL and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At June 30, 2023, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $4 million in total, for a net carrying value of $211 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were collateralized by $207 million of BPL bridge loans and $45 million of restricted cash and other assets at June 30, 2023. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At June 30, 2023, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $1 million, for a net carrying value of $269 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $290 million of BPL bridge loans, $7 million of other assets, and $16 million of restricted cash at June 30, 2023. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of an HEI securitization entity formed in connection with the securitization of HEIs, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $146 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through Investment fair value changes, net on our consolidated statements of income. The ABS issued by the HEI securitization entity are subject to an optional redemption in September 2023, and beginning in September 2024 the interest rate on the ABS issued increases by 2% through final maturity in 2052.
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. During the first quarter of 2023, we called the Freddie Mac SLST re-securitization and paid off the associated outstanding ABS.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At June 30, 2023, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at June 30, 2023 and December 31, 2022. Interest due on consolidated ABS issued is payable monthly.
Table 15.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2023	December 31, 2022
Legacy Sequoia	$317	$282
Sequoia	11,222	8,880
CAFL	10,286	10,918
Freddie Mac SLST (1)	3,455	3,561
Freddie Mac K-Series	1,155	1,167
Total Accrued Interest Payable on ABS Issued	$26,435	$24,808
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 16. Long-Term Debt
The tables below summarize our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2023 and December 31, 2022.
Table 16.1 – Long-Term Debt

	June 30, 2023
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility A	$128,287	$—	$128,287	N/A	5.71%	9/2024
Facility B	101,465	—	101,465	N/A	5.71%	2/2025
Facility C	63,309	—	63,309	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	504,735	(543)	504,192	$750,000	SOFR + 2.87%	N/A
Facility E	283,144	(938)	282,206	335,000	SOFR + 3.25%	12/2025
Recourse BPL Financing
Facility F	17,615	(11)	17,604	500,000	SOFR + 2.35%-2.60%	9/2024
Recourse MSR Financing
Facility G	47,169	—	47,169	50,000	SOFR + 3.25%	9/2024
Total Long-Term Debt Facilities	1,145,724	(1,492)	1,144,232
Convertible notes
5.625% convertible senior notes	150,200	(868)	149,332	N/A	5.625%	7/2024
5.75% exchangeable senior notes	162,092	(2,002)	160,090	N/A	5.75%	10/2025
7.75% convertible senior notes	215,000	(5,570)	209,430	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(710)	138,790	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,812,516	$(10,642)	$1,801,874

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) or SOFR, plus an applicable spread. As described above within Note 3, as a result of legislation that was passed in the state of New York, our trust preferred securities and subordinated notes are expected to convert to SOFR upon the cessation of LIBOR in 2023.
Refer to Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for a full description of our long-term debt.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at June 30, 2023 and December 31, 2022.
Table 16.2 – Collateral for Long-Term Debt

(In Thousands)	June 30, 2023	December 31, 2022
Collateral Type
BPL bridge loans	$971,338	$897,782
BPL term loans	20,564	66,567
Mortgage servicing rights (including certificated MSRs)	75,284	—
Real estate securities
Sequoia securitizations (1)	178,680	178,439
CAFL securitizations (1)	234,196	237,068
Total Collateral for Long-Term Debt	$1,480,062	$1,379,856
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 16. Long-Term Debt - (continued)

The following table summarizes the accrued interest payable on long-term debt at June 30, 2023 and December 31, 2022.
Table 16.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	June 30, 2023	December 31, 2022
Long-term debt facilities	$4,569	$3,364
Convertible notes
5.625% convertible senior notes	3,896	3,896
5.75% exchangeable senior notes	2,328	2,332
7.75% convertible senior notes	741	741
Trust preferred securities and subordinated notes	1,814	1,633
Total Accrued Interest Payable on Long-Term Debt	$13,348	$11,966
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
In 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility B in Table 16.1 above). The financing is fully and unconditionally guaranteed by Redwood, and had an interest rate of approximately 4.21% through February 2023, which increased to 5.71% from March 2023 through February 2024, and will increase to 7.21% from March 2024 through February 2025. The financing facility may be terminated at our option and has a final maturity in February 2025.
In the third quarter of 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility C in Table 16.1 above). The financing is guaranteed by Redwood, with an interest rate of approximately 4.75% through June 2024, increasing to 6.25% from July 2024 through June 2025, and to 7.75% from July 2025 to June 2026. The financing facility may be terminated at our option and has a final maturity in June 2026.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 17. Commitments and Contingencies
Lease Commitments
At June 30, 2023, we were obligated under ten non-cancelable operating leases with expiration dates through 2031 for $19 million of cumulative lease payments. For the six-month periods ended June 30, 2023 and 2022 our operating lease expense was $3 million and $2 million, respectively.
The following table presents our future lease commitments at June 30, 2023.
Table 17.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2023
2023 (6 months)	$2,506
2024	4,554
2025	3,629
2026	3,520
2027	2,588
2028 and thereafter	1,991
Total Lease Commitments	18,788
Less: Imputed interest	(2,118)
Operating Lease Liabilities	$16,670
During the six months ended June 30, 2023, we entered into one new office lease. At June 30, 2023, our operating lease liabilities were $17 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $14 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for our leases was 5 years and 5.2%, respectively.
Commitment to Fund BPL Bridge Loans
As of June 30, 2023, we had commitments to fund up to $755 million of additional advances on existing BPL bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At June 30, 2023, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three and six months ended June 30, 2023, we recorded a net market valuation gain of $6 thousand and loss of $3 thousand, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At June 30, 2023, we had funded $15 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons investment. At June 30, 2023, we had funded $2 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
Riverbend Contingent Consideration
As part of the consideration for our acquisition of Riverbend, we may make earnout payments payable in cash, based on generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. These contingent earnout payments are classified as a contingent consideration liability on our consolidated balance sheets and carried at fair value. At June 30, 2023, our estimated fair value of this contingent liability was zero.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At June 30, 2023, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2023, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the three and six months ended June 30, 2023, other income related to these arrangements was $0.2 million and $0.3 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at June 30, 2023, the loans had an unpaid principal balance of $418 million, a weighted average FICO score of 761 (at origination), and LTV ratio of 74% (at origination). At June 30, 2023, $5 million of the loans were 90 or more days delinquent, of which four loans with an unpaid principal balance of $1 million were in foreclosure. At June 30, 2023, the carrying value of our guarantee obligation was $6 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At both June 30, 2023 and December 31, 2022, assets of such SPEs totaled $30 million, and liabilities of such SPEs totaled $6 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Loss Contingencies — Repurchase Reserves
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to loans we have sold. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.
At June 30, 2023 and December 31, 2022, our repurchase reserve associated with our residential loans and MSRs was $5 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the six months ended June 30, 2023 and 2022, we received one and three repurchase request(s), respectively, and repurchased five and zero loan(s), respectively. During the six months ended June 30, 2023 and 2022, we recorded reversals of repurchase provision expenses of $1 million and $4 million, respectively, in Mortgage banking activities, net, on our consolidated statements of income.
At June 30, 2023 and December 31, 2022, our repurchase reserve associated with business purpose loans sold to third-parties was zero and $1 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the six months ended June 30, 2023 and 2022, we received three and zero repurchase requests, respectively, for business purpose loans sold to third parties, and repurchased twelve and zero business purpose loans, respectively, that had been sold to third parties. The business purpose loans repurchased in the first quarter of 2023 resolved the open repurchase requests related to loans sold to third-parties that were outstanding as of December 31, 2022, for which the $1 million reserve was previously established. No incremental repurchase provision was recorded in the first half of 2023 and, at June 30, 2023, no open repurchase requests were outstanding for business purpose loans sold to third parties.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 17 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Loss Contingencies - Litigation, Claims and Demands.” At June 30, 2023, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2022 were $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 18. Equity
The following table provides a summary of changes to Accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2023 and 2022.
Table 18.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$8,249	$(71,285)	$48,938	$(75,412)
Other comprehensive loss before reclassifications	(688)	—	(33,409)	—
Amounts reclassified from other accumulated comprehensive income (loss)	604	1,029	1,066	1,029
Net current-period other comprehensive income (loss)	(84)	1,029	(32,343)	1,029
Balance at End of Period	$8,165	$(70,256)	$16,595	$(74,383)

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$3,435	$(72,303)	$67,503	$(76,430)
Other comprehensive income (loss) before reclassifications	4,319	—	(51,282)	—
Amounts reclassified from other accumulated comprehensive income (loss)	411	2,047	374	2,047
Net current-period other comprehensive income (loss)	4,730	2,047	(50,908)	2,047
Balance at End of Period	$8,165	$(70,256)	$16,595	$(74,383)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 18. Equity - (continued)
The following table provides a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.
Table 18.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2023	2022
Net Realized Loss on AFS Securities
Increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$71	$1,066
Loss on sale of AFS securities	Realized gains, net	533	—
		$604	$1,066
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,029	$1,029
		$1,029	$1,029

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2023	2022
Net Realized (Gain) Loss on AFS Securities
Increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$99	$1,771
Loss (gain) on sale of AFS securities	Realized gains, net	312	(1,397)
		$411	$374
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$2,047	$2,047
		$2,047	$2,047
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the six months ended June 30, 2023, we did not issue any common shares under this program. At June 30, 2023, the share issuance capacity under this program was $175 million.
Issuance of Preferred Stock
In January 2023, Redwood issued 2,800,000 shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock will pay quarterly cumulative cash dividends beginning April 15, 2023 to January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation,

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 18. Equity - (continued)
dissolution or winding up of the Company. During the three and six months ended June 30, 2023, the Company declared preferred stock dividends of $0.625 and $1.22917 per share, respectively. At June 30, 2023, preferred dividends payable totaling $1 million for the second quarter 2023 dividend were included in Accrued expenses and other liabilities and were payable on July 17, 2023 to stockholders of record on June 30, 2023.
Direct Stock Purchase and Dividend Reinvestment Plan
During the six months ended June 30, 2023, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At June 30, 2023, approximately 6 million shares remained outstanding for future offerings under this plan.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2023 and 2022.
Table 18.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2023	2022	2023	2022
Basic Earnings per Common Share:
Net income available to common stockholders	$1,115	$(99,966)	$4,316	$(69,051)
Less: Dividends and undistributed earnings allocated to participating securities	(876)	(1,159)	(2,280)	(2,286)
Net income allocated to common stockholders	$239	$(101,125)	$2,036	$(71,337)
Basic weighted average common shares outstanding	114,051,017	119,660,173	113,830,347	119,771,554
Basic Earnings per Common Share	$—	$(0.85)	$0.02	$(0.60)
Diluted Earnings per Common Share:
Net income available to common stockholders	$1,115	$(99,966)	$4,316	$(69,051)
Less: Dividends and undistributed earnings allocated to participating securities	(876)	(1,159)	(2,280)	(2,286)
Add back: Interest expense on convertible notes for the period, net of tax	—	—	—	—
Net income allocated to common stockholders	$239	$(101,125)	$2,036	$(71,337)
Weighted average common shares outstanding	114,051,017	119,660,173	113,830,347	119,771,554
Net effect of dilutive equity awards	394,245	—	424,945	—
Net effect of assumed convertible notes conversion to common shares	—	—	—	—
Diluted weighted average common shares outstanding	114,445,262	119,660,173	114,255,292	119,771,554
Diluted Earnings per Common Share	$—	$(0.85)	$0.02	$(0.60)
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
During the three and six months ended June 30, 2023 and 2022, none of our convertible notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 18. Equity - (continued)
For the three and six months ended June 30, 2023, 44,712,499 and 45,509,857 of common shares, respectively, related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2022, 33,992,377 and 31,294,614 of common shares, respectively, related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2023, the number of outstanding equity awards that were antidilutive totaled 27,408 and 55,882, respectively. For the three and six months ended June 30, 2022, the number of outstanding equity awards that were antidilutive totaled 249,224 and 278,604, respectively.
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended June 30, 2023, we did not repurchase any shares of our common stock under this program. At June 30, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

Note 19. Equity Compensation Plans
During the three months ended June 30, 2023, Redwood shareholders approved an additional 9,650,000 shares of common stock for grant under our Incentive Plan. At June 30, 2023 and December 31, 2022, 12,202,334 and 2,896,604 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock, and purchases under the Employee Stock Purchase Plan, totaled $36 million at June 30, 2023, as shown in the following table.
Table 19.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2023
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$5,068	$19,849	$15,271	$—	$40,188
Equity grants	1,992	6,825	—	422	9,239
Performance-based valuation adjustment	—	—	(1,719)	—	(1,719)
Equity grant forfeitures	(288)	(519)	—	—	(807)
Equity compensation expense	(2,100)	(6,554)	(2,394)	(212)	(11,260)
Unrecognized Compensation Cost at End of Period	$4,672	$19,601	$11,158	$210	$35,641
At June 30, 2023, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Units ("RSUs")
At June 30, 2023 and December 31, 2022, there were 677,297 and 806,119 RSUs outstanding, respectively. During the six months ended June 30, 2023, there were 250,852 RSUs granted, 351,099 RSUs distributed, and 28,575 RSUs forfeited. Unvested RSUs at June 30, 2023 vest through 2027.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 19. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
At June 30, 2023 and December 31, 2022, there were 4,999,106 and 4,831,338 DSUs outstanding, respectively, of which 2,640,535 and 2,495,787, respectively, had vested. During the six months ended June 30, 2023, there were 912,128 DSUs granted, 726,392 DSUs distributed, and 17,968 DSUs forfeited. Unvested DSUs at June 30, 2023 vest through 2027.
Performance Stock Units (“PSUs”)
At June 30, 2023 and December 31, 2022, the target number of PSUs that were unvested was 2,078,171 and 2,354,002, respectively. Vesting for PSUs generally occurs three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
For 275,831 target PSU awards that were granted in December 2019, the performance vesting period ended on January 1, 2023. These 2019 PSU awards failed to reach a threshold level under their performance-based vesting criteria and resulted in the vesting of no shares of our common stock underlying these PSUs. During the three months ended June 30, 2023, for PSUs granted in 2021 and 2020, we adjusted the cumulative expected amortization expense down by $2 million to reflect our revised vesting estimate regarding the vesting of these awards in relation to the book value TSR performance condition for the second-year vesting tranche of the 2021 PSU grant and the third-year vesting tranche of the 2020 PSU grant.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2023 and December 31, 2022, 713,659 and 657,777 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 20. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2023 and 2022.
Table 20.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$1,335	$(33,414)	$8,090	$(102,236)
Trading securities (2)	1,923	1,315	1,923	4,101
Risk management derivatives (3)	2,469	9,900	(902)	83,254
Other income, net (4)	1,334	4,412	1,315	5,029
Total residential mortgage banking activities, net	7,061	(17,787)	10,426	(9,852)

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
BPL term loans, at fair value (1)	(1,132)	(39,994)	11,534	(65,187)
BPL bridge loans, at fair value	2,297	116	3,450	2,251
Risk management derivatives (3)	2,957	15,487	(2,139)	32,520
Other income, net (5)	5,369	12,161	9,952	26,566
Total business purpose mortgage banking activities, net	9,491	(12,230)	22,797	(3,850)
Mortgage Banking Activities, Net	$16,552	$(30,017)	$33,223	$(13,702)
(1)For residential loans, includes changes in fair value for associated loan purchase commitments. For BPL term loans, includes changes in fair value for associated interest rate lock commitments.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 21. Other Income, Net
The following table presents the components of Other income recorded in our consolidated statements of income for the three and six months ended June 30, 2023 and 2022.
Table 21.1 – Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
MSR income, net (1)	$3,349	$5,376	$4,426	$9,679
Bridge loan fees	1,160	1,473	2,752	2,463
Other	(351)	157	1,536	847
Other Income, Net	$4,158	$7,006	$8,714	$12,989
(1)Includes servicing fees and fair value changes for MSRs and related hedges, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 22. Components of Operating Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three and six months ended June 30, 2023 and 2022 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
General and Administrative Expenses
Fixed compensation expense (1)	$12,786	$12,110	$28,145	$26,738
Annual variable compensation expense	3,187	1,811	7,192	5,168
Long-term incentive award expense (1) (2)	6,237	5,532	14,179	11,192
Systems and consulting	2,854	3,703	5,966	6,887
Office costs	2,289	2,083	4,329	4,108
Accounting and legal	1,176	1,576	2,095	3,251
Corporate costs	957	1,000	1,886	1,864
Other	1,319	2,384	2,568	4,267
Total General and Administrative Expenses	30,805	30,199	66,360	63,475

Portfolio Management Costs	3,100	1,767	6,610	3,345

Loan Acquisition Costs	1,444	3,480	2,733	7,945

Other Expenses
Amortization of purchase-related intangible assets	3,107	3,306	6,214	6,840
Other	1,868	162	2,445	713
Total Other Expenses	4,975	3,468	8,659	7,553
Total Operating Expenses	$40,324	$38,914	$84,362	$82,318
(1)Includes $1 million and $2 million of severance and transition-related expenses for the three and six months ended June 30, 2023, respectively.
(2)For the three months ended June 30, 2023 and 2022, long-term incentive award expense included $4 million and $5 million of expense, respectively, for awards settleable in shares of our common stock, and $1 million and $0.4 million of expense, respectively, for awards settleable in cash. For both the six months ended June 30, 2023 and 2022, long-term incentive award expense included $10 million of expense for awards settleable in shares of our common stock, and $3 million and $1 million of expense, respectively, for awards settleable in cash.
Long-Term Cash-Based Awards
During the six months ended June 30, 2023, there were no long-term cash-based retention awards granted to employees. Cash-based retention awards were granted to certain executive and non-executive employees in 2020, 2021 and 2022 that each vest over three-year periods, and are subject to continued employment through the vesting periods through 2025. At June 30, 2023, the liability associated with these awards was $3 million and the unamortized compensation cost of long-term cash-based awards was $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 22. Components of Operating Expenses - (continued)
Cash Settled Deferred Stock Units
During the six months ended June 30, 2023, there were no cash-settled deferred stock units granted to employees. Cash-settled deferred stock units that were granted in 2020, 2021 and 2022 and each vest over four-year periods and are subject to continued employment through the vesting periods through 2026. At June 30, 2023, the liability associated with these awards was $2 million, and the unamortized compensation cost was $4 million. The unamortized compensation cost is adjusted for changes in the value of our common stock at the end of each reporting period. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period.
Refer to Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.
Cash Settled Performance Stock Units
During the six months ended June 30, 2023, $6 million of cash-settled performance stock units ("csPSUs") were granted to certain executive and non-executive employees which vest over approximately three years through January 1, 2026. The target number of csPSUs that were granted totaled 663,499 units based on a per unit grant-date fair value of $9.75. The equivalent number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of csPSUs granted, with the target number of csPSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Upon vesting, the recipient will receive the settlement of the vested shares in cash based on the closing market price of our common stock on the final vesting date. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of the csPSUs at the end of each reporting period. At June 30, 2023, the liability associated with these awards was $1 million, and unamortized compensation cost of the csPSUs was $5 million.
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
With respect to the csPSU awards granted during the six months ended June 30, 2023:
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
June 30, 2023
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
For the six months ended June 30, 2023 and 2022, we recognized a benefit from income taxes of $1 million and $12 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2023 and 2022.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2023	June 30, 2022
Federal statutory rate	21.0%	21.0%
State taxes, net of Federal tax effect, as applicable	(0.2)%	0.6%
Differences in taxable (loss) income from GAAP income	(4.9)%	1.5%
Change in valuation allowance	—%	—%
REIT GAAP income or loss not subject to federal income tax	(32.3)%	(8.4)%
Effective Tax Rate	(16.4)%	14.7%
We assessed our tax positions for all open tax years (i.e., Federal, 2019 to 2022, and State, 2018 to 2022) at June 30, 2023 and December 31, 2022, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
The following tables present financial information by segment for the three and six months ended June 30, 2023 and 2022.
Table 24.1 – Business Segment Financial Information

	Three Months Ended June 30, 2023
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$2,434	$4,397	$166,603	$5,547	$178,981
Interest expense	(1,700)	(3,673)	(129,855)	(17,657)	(152,885)
Net interest income (expense)	734	724	36,748	(12,110)	26,096
Non-interest income (loss)
Mortgage banking activities, net	7,061	9,491	—	—	16,552
Investment fair value changes, net	—	—	(1,837)	(2,759)	(4,596)
Other income, net	—	1,076	4,013	(931)	4,158
Realized gains, net	—	—	949	107	1,056
Total non-interest income (loss), net	7,061	10,567	3,125	(3,583)	17,170
General and administrative expenses	(3,738)	(11,638)	(1,241)	(14,188)	(30,805)
Portfolio management costs	—	—	(3,087)	(13)	(3,100)
Loan acquisition costs	(149)	(1,295)	—	—	(1,444)
Other expenses	—	(3,107)	(1,868)	—	(4,975)
(Provision for) Benefit from income taxes	(707)	1,406	(1,465)	697	(69)
Segment Contribution	$3,201	$(3,343)	$32,212	$(29,197)
Net income					$2,873
Non-cash amortization (expense), net	$(292)	$(3,333)	$(1,857)	$(2,086)	$(7,568)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)

	Six Months Ended June 30, 2023
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$7,944	$8,891	$330,263	$10,399	$357,497
Interest expense	(8,566)	(7,711)	(253,307)	(35,380)	(304,964)
Net interest income (expense)	(622)	1,180	76,956	(24,981)	52,533
Non-interest income (loss)
Mortgage banking activities, net	10,426	22,797	—	—	33,223
Investment fair value changes, net	1,076	—	(2,851)	(2,948)	(4,723)
Other income, net	—	3,484	6,181	(951)	8,714
Realized gains, net	—	—	832	222	1,054
Total non-interest income (loss), net	11,502	26,281	4,162	(3,677)	38,268
General and administrative expenses	(8,544)	(25,316)	(2,650)	(29,850)	(66,360)
Portfolio management costs	—	—	(6,597)	(13)	(6,610)
Loan acquisition costs	(324)	(2,409)	—	—	(2,733)
Other expenses	—	(6,215)	(2,444)	—	(8,659)
(Provision for) Benefit from income taxes	(74)	2,109	(1,678)	697	1,054
Segment Contribution	$1,938	$(4,370)	$67,749	$(57,824)
Net Income					$7,493
Non-cash amortization (expense), net	$(547)	$(7,035)	$(4,690)	$(4,193)	$(16,465)

	Three Months Ended June 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$13,199	$8,586	$144,478	$1,192	$167,455
Interest expense	(8,297)	(4,258)	(102,589)	(11,823)	(126,967)
Net interest income (expense)	4,902	4,328	41,889	(10,631)	40,488
Non-interest income (loss)
Mortgage banking activities, net	(17,787)	(12,230)	—	—	(30,017)
Investment fair value changes, net	—	—	(98,111)	10,139	(87,972)
Other income, net	—	1,054	6,235	(283)	7,006
Realized gains, net	—	—	—	—	—
Total non-interest income (loss), net	(17,787)	(11,176)	(91,876)	9,856	(110,983)
General and administrative expenses	(6,082)	(11,069)	(1,274)	(11,774)	(30,199)
Portfolio management costs	—	—	(1,767)	—	(1,767)
Loan acquisition costs	(881)	(2,599)	—	—	(3,480)
Other expenses	74	(3,306)	(236)	—	(3,468)
Benefit from income taxes	5,588	3,169	686	—	9,443
Segment Contribution	$(14,186)	$(20,653)	$(52,578)	$(12,549)
Net (Loss)					$(99,966)
Non-cash amortization (expense), net	$(760)	$(3,480)	$(1,450)	$(2,137)	$(7,827)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)

	Six Months Ended June 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$26,166	$13,427	$315,050	$2,212	$356,855
Interest expense	(15,233)	(6,826)	(219,171)	(22,035)	(263,265)
Net interest income (expense)	10,933	6,601	95,879	(19,823)	93,590
Non-interest income (loss)
Mortgage banking activities, net	(9,852)	(3,850)	—	—	(13,702)
Investment fair value changes, net	—	—	(103,517)	9,425	(94,092)
Other income, net	—	1,629	11,517	(157)	12,989
Realized gains, net	—	—	2,581	—	2,581
Total non-interest income (loss), net	(9,852)	(2,221)	(89,419)	9,268	(92,224)
General and administrative expenses	(12,183)	(21,541)	(2,829)	(26,922)	(63,475)
Portfolio management costs	—	—	(3,345)	—	(3,345)
Loan acquisition costs	(2,298)	(5,647)	—	—	(7,945)
Other expenses	74	(6,840)	(787)	—	(7,553)
Benefit from (provision for) income taxes	6,595	6,450	(1,144)	—	11,901
Segment Contribution	$(6,731)	$(23,198)	$(1,645)	$(37,477)
Net (Loss)					$(69,051)
Non-cash amortization (expense), net	$(298)	$(7,370)	$(9,644)	$(4,170)	$(21,482)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three and six months ended June 30, 2023 and 2022.

Table 24.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2023			2022
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$2,740	$2,807	$5,547	$1,108	$84	$1,192
Interest expense	(2,659)	(14,998)	(17,657)	(967)	(10,856)	(11,823)
Net interest income (expense)	81	(12,191)	(12,110)	141	(10,772)	(10,631)
Non-interest income (loss)
Investment fair value changes, net	(10)	(2,749)	(2,759)	(336)	10,475	10,139
Other income, net	—	(931)	(931)	—	(283)	(283)
Realized gains, net	—	107	107	—	—	—
Total non-interest income (loss), net	(10)	(3,573)	(3,583)	(336)	10,192	9,856
General and administrative expenses	—	(14,188)	(14,188)	—	(11,774)	(11,774)
Portfolio management costs	—	(13)	(13)	—	—	—
Benefit from income taxes	—	697	697	—	—	—
Total	$71	$(29,268)	$(29,197)	$(195)	$(12,354)	$(12,549)

	Six Months Ended June 30,
	2023			2022
(In Thousands)	Legacy Consolidated VIEs(1)	Other	Total	Legacy Consolidated VIEs(1)	Other	Total
Interest income	$5,283	$5,116	$10,399	$2,120	$92	$2,212
Interest expense	(5,163)	(30,217)	(35,380)	(1,668)	(20,367)	(22,035)
Net interest income (expense)	120	(25,101)	(24,981)	452	(20,275)	(19,823)
Non-interest income (loss)
Investment fair value changes, net	(104)	(2,844)	(2,948)	(1,050)	10,475	9,425
Other income, net	—	(951)	(951)	—	(157)	(157)
Realized gains, net	—	222	222	—	—	—
Total non-interest income, net	(104)	(3,573)	(3,677)	(1,050)	10,318	9,268
General and administrative expenses	—	(29,850)	(29,850)	—	(26,922)	(26,922)
Portfolio management costs	—	(13)	(13)	—	—	—
Benefit from income taxes	—	697	697	—	—	—
Total	$16	$(57,840)	$(57,824)	$(598)	$(36,879)	$(37,477)

(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents supplemental information by segment at June 30, 2023 and December 31, 2022.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
June 30, 2023
Residential loans	$196,737	$—	$5,095,940	$163,222	$5,455,899
Business purpose loans	—	282,836	4,943,887	—	5,226,723
Consolidated Agency multifamily loans	—	—	420,096	—	420,096
Real estate securities	9,752	—	157,067	—	166,819
Home equity investments	—	—	427,307	—	427,307
Other investments	—	—	300,670	54,867	355,537
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	34,677	—	—	34,677
Total assets	221,282	380,404	11,559,826	635,222	12,796,734

December 31, 2022
Residential loans	$628,160	$—	$4,800,096	$184,932	$5,613,188
Business purpose loans	—	364,073	4,968,513	—	5,332,586
Consolidated Agency multifamily loans	—	—	424,551	—	424,551
Real estate securities	—	—	240,475	—	240,475
Home equity investments	—	—	403,462	—	403,462
Other investments	—	—	334,420	56,518	390,938
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	40,892	—	—	40,892
Total assets	660,916	487,159	11,303,991	578,833	13,030,899

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
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, opportunities, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2023 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market; (iii) statements regarding our progress in developing private capital partnerships that we expect to enhance our liquidity, operating and distribution capabilities going forward; (iv) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, that at June 30, 2023, our securities portfolio had approximately $390 million of net discount to par (approximately $3.43 per share), and that our portfolio has a projected forward loss-adjusted yield of 16% at June 30, 2023; (v) statements related to opportunities we see for our residential and BPL platforms and our positioning to capture market share; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2023 and at June 30, 2023, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure at June 30, 2023, and residential mortgage loans subject to forward sale commitments; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2023; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
As investors continue to grapple with the impact of regional bank vulnerability and a mortgage market still impaired by rising benchmark interest rates, the foundational shifts that we believe will drive the next cycle of growth for Redwood have already begun. We are observing changes in how many financial assets are owned, particularly mortgages. The latest era of accommodative monetary policy that allowed banks to hold vast amounts of 30-year, fixed-rate mortgages by funding them with low-cost deposits is now over. The impact of this change on capital, liquidity and overall business models is likely to influence investment across various asset classes. For many banks, continuing to offer competitive mortgage products to retain clients (both consumer and, to an extent, commercial) will be imperative, and will likely require liquidity from outside capital providers. In this regard, the mortgage purchase programs Redwood offers to depositories are especially relevant.
Recent re-engagement with many banks has affirmed our strategic positioning. In recent weeks, we have established new jumbo loan seller relationships with lenders holding approximately $2 trillion of assets in the aggregate and we currently have relationships with lenders representing a significant percentage of jumbo mortgage origination market share.(1) Our recent lock volumes exceeded our total jumbo loan purchases over the past two quarters combined, driving second quarter returns for Residential Mortgage Banking to their highest level in over a year. With proposed bank capital rules suggesting a sweeping overhaul of capital requirements, including higher charges for large lenders’ residential mortgages that go beyond international standards, we plan for Redwood to emerge as an essential liquidity provider to these institutions.
Through match-funding of non-Agency mortgages through securitizations and other related structures, similar to how lenders distribute conforming loans to Fannie Mae and Freddie Mac, Redwood has created a customized outlet for jumbo loan sellers that allows them to focus on their customers and other fee-generating consumer businesses. Time has proven that positioning ourselves as this outlet is a significant competitive advantage for Redwood.
Since our founding, we have completed over 140 securitizations across our platforms, sourcing assets from experienced operators who specialize in jumbo, non-QM, and other mortgage products. This institutional knowledge is a requisite for guiding banks through the process of originating and selling loans efficiently into the private capital markets.
As such, becoming a capital and liquidity provider requires foundational work. For banks especially, investing in such relationships entails workflow changes, underwriting guide implementations, loan officer training, systems integration and onboarding, regulatory compliance protocols, cash and collateral management, and other infrastructure enhancements necessary to distribute whole loans without noticeable impact to the consumer experience. Partnering with Redwood allows this work to be applied across a variety of mortgage purchase programs that we offer lenders to meet their diverse needs, with speed to close and reliable execution acting as meaningful differentiators. But perhaps our biggest differentiator is that while we enable our loan sellers to serve their customers, we do not seek to serve those customers directly in other ways, eliminating an inherent conflict of interest that often exists with our competition.
In light of these factors, we are excited about the growth potential of our Residential business. The leading indicators we use to assess our progress, including the strategic onboarding of new loan sellers and the depth of their origination channels, are encouraging and suggest a significant opportunity in the coming quarters. Our prudent and decisive actions in recent quarters, entering the second quarter with a streamlined pipeline, have enabled us to be competitively positioned today to capitalize on the opportunity. We remained focused throughout the last 12 months on efficiently completing purchase and sales transactions to mitigate risk on our balance sheet, a discipline reinforced by the fact that we mark substantially all of our assets to market quarterly.
Our conservative posture and emphasis on capital preservation remain top priorities. Our second quarter earnings reflected the reality that the markets overall remain volatile. Though widening market yields in certain parts of our investment portfolio had a non-cash, mark-to-market impact on GAAP earnings, the overall credit performance across most of our portfolio has remained strong. With a weighted average quarter-end carrying value of 64 cents to face value, and a projected forward loss-adjusted yield of 16%, we estimate our Investment Portfolio had approximately $390 million (or $3.43 per share) of net discount to par at quarter end, offering a compelling value proposition to shareholders.
We continue to closely monitor the path of interest rates, with recent economic data points and forecasts supporting the thesis that we are nearing the end of this rate hike cycle. Though short-term rates will likely remain higher for longer, the inverted yield curve continues to imply lower future rates and should result in a better overall lending environment for housing, where credit has remained resilient due to stable prices, low turnover and tight inventories.

As we plan for volatility for the remainder of 2023, we place a continued premium on reliable funding sources for our operations. Premier capital partners in the private credit markets are eager to work with us in this regard. During the second quarter, we announced a strategic joint venture with Oaktree Capital Management, L.P. (“Oaktree”) to support CoreVest’s bridge lending platform. As previously announced in June, the joint venture is expected to have loan purchase capacity of approximately $1 billion inclusive of secured financing. In joining with Oaktree, we gain a highly respected investor who is both familiar with our platform and eager to support the expansion of our bridge lending business. Through this partnership, Redwood will earn upfront and recurring fee-based income streams for originating the assets and administering the joint venture. The overall structure focuses exclusively on investing alongside each other (80% Oaktree, 20% Redwood), with Redwood maintaining the relationship with our customers.
While trends in the housing market have continued to support demand for investor loan products, transaction activity for the industry has slowed given the significant rise in mortgage rates and associated effects on debt service coverage and the total proceeds lenders can underwrite. Our business purpose lending (“BPL”) volumes were down modestly compared to the prior quarter (driven by a decline in origination of fixed-rate term loans) and with benchmark rates once again higher, including the 10-year Treasury rate back above 4%, we expect some project sponsors to remain on the sidelines. Others may seek products that lock in a fixed rate but offer more prepayment flexibility. We have seen these trends before and have products that we believe will fit sponsor needs and allow us to originate profitably, especially with more sponsors pivoting away from their local bank lender either by choice or necessity. Additionally, our single-asset bridge channel, strengthened by our acquisition of Riverbend Lending just over a year ago, had a strong second quarter with a building pipeline and a growing set of distribution opportunities.
As we work to grow our BPL business we remain mindful of the macroeconomic credit environment, particularly the impacts of significantly higher borrowing costs that will continue to impact project sponsors, notwithstanding continued strength in overall leasing trends. As such, we saw delinquencies in our BPL portfolio increase during the second quarter. Delinquency levels are still within our modeled expectations, with the underlying equity positions facilitating constructive loss mitigation discussions and providing an important buffer to ultimate loss severity. Our asset management team remains focused on proactive surveillance, working closely with borrowers in advance of loan maturities to assess project plans or take other action where appropriate.
The second quarter also brought meaningful strategic progress in our newly-formed home equity business, which expands upon our holistic approach to the non-Agency housing finance market. Our home equity investment (“HEI”) platform, branded as Aspire, launched in June and will be originating HEI in coordination with our related third-party investment initiatives. We have begun discussing this business with potential capital partners, which could allow us to significantly expand our product offerings for what may be the largest addressable market in the world with approximately $28 trillion of accessible home equity in the United States. HEI, combined with traditional second mortgage products, will allow our loan seller network to offer a compelling suite of options to their existing clients currently enjoying low rate first-lien mortgages. The critical element for consumers is one of choice, and our customer acquisition funnel will center around our mortgage originator network that allows us to customize our pipeline with low marketing spend. Unlike traditional second-lien mortgages, our HEI products represent equity-sharing relationships, where investor return is generated by participation in the appreciation upside of the property, as compared to a traditional monthly loan payment. With second mortgage rates for even prime consumers still elevated, the use cases for HEI are vast for a cohort of homeowners for whom an additional monthly payment is either impractical or undesirable.
With significant changes afoot throughout the non-Agency sector, we see a centralized role for Redwood in an evolving housing finance ecosystem. Success in this new chapter will require operational skill, structural savvy and flexible access to capital. We are implementing a clear strategy to further advance our market presence as regulators move towards eliminating the recent arbitrages that enabled banks to write below market-rate mortgages and fund them with deposits. We believe this will result in a compelling fresh take on what has for many years been a reliable roadmap for our enterprise.

Footnotes to Business Update
_________________________________________________________________________________________________________

1.Estimated jumbo loan seller network market share is based on aggregate jumbo loan origination volume from January 2021 through March 2023 by current and potential Redwood loan sellers, divided by industry-wide jumbo loan origination volume for the same period. Source: Company data; Inside Mortgage Finance.

Second Quarter Overview
The following table presents key financial metrics for the three and six months ended June 30, 2023.
Table 1 – Key Financial Results and Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2023	June 30, 2023
Net income per diluted common share	$—	$0.02
Annualized GAAP return on common stockholders' equity	0.4%	0.8%
Dividends per share	$0.16	$0.39
Book value per share	$9.26	$9.26
Economic return on book value (1)	0.2%	1.0%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period. It does not represent an annualized figure.
Business Highlights
Investment Portfolio
•Deployed approximately $50 million of capital into internally sourced investments, while generating incremental capital from sales of non-strategic third-party assets
•Underlying credit remained stable in the aggregate, and within our modeled expectations
◦RPL and jumbo securities saw continued declines in 90 day+ delinquencies
◦90 day+ delinquency rates across our combined CAFL securities and bridge loan portfolios of 4.2%, compared to 2.0% in the prior quarter (1)
•Secured recourse leverage ratio of 1.0x at June 30, 2023(2)
Business Purpose Mortgage Banking
•Established joint venture ("JV") with Oaktree to invest in CoreVest-originated bridge loans, creating recurring fee-based revenue
◦JV expected to have total purchasing power of up to $1 billion inclusive of secured financing
•Funded $406 million of business purpose loans; 68% Bridge and 32% Term
•Sold $200 million of business purpose loans to third parties
Residential Mortgage Banking
•Established new forward flow relationships with depository institutions; Redwood's loan seller network represents a significant percentage of jumbo mortgage origination market share(3)
•Locked $567 million(4) and purchased $184 million of jumbo loans
◦Purchase activity included three bulk pools from depositories; most of the underlying loans were seasoned and acquired at attractive discounts
•Increased capital allocated to Residential Mortgage Banking from $15 million at March 31, 2023, to $80 million at June 30, 2023
Financing Highlights
•Unrestricted cash and cash equivalents of $357 million (representing 114% of outstanding marginable debt)(5) and unencumbered assets of $206 million at June 30, 2023
•Successfully renewed maturing loan warehouse financing facilities with key counterparties and extinguished under-utilized facilities
•$2.6 billion of excess financing capacity across warehouse facilities at June 30, 2023

Capital Markets Highlights
•Repurchased $31 million of Redwood's convertible debt due August 2023, reducing the outstanding balance to approximately $113 million, which will be fully repaid at maturity in August utilizing existing cash on hand
RWT Horizons Highlights
•Completed two investments in the second quarter, including one follow-on investment in an existing RWT Horizons portfolio company
•Since inception, RWT Horizons has completed 33 technology venture investments in 27 companies, with over $27 million of investment commitments
Q3 2023 Corporate Highlights To Date
•DBRS Morningstar confirmed CoreVest's special servicer ranking, acknowledging CoreVest's successful performance in loan management
•Continued to add new forward flow jumbo loan relationships which we expect to positively contribute to volumes in the third quarter of 2023 and beyond(6)

Footnotes to Business Highlights
_________________________________________________________________________________________________________
1.Calculated as business purpose lending ("BPL") loans in our consolidated CAFL securitizations, bridge loans held for investment, and bridge and term loans held-for-sale with a delinquent payment greater than 90 days divided by the total notional balance of consolidated CAFL securitizations, bridge loans held for investment, and bridge and term loans held for sale.
2.Secured recourse leverage ratio for our Investment Portfolio is defined as secured recourse debt financing our investment portfolio assets divided by capital allocated to our investment portfolio.
3.Estimated jumbo loan seller network market share is based on aggregate jumbo loan origination volume from January 2021 through March 2023 by current and potential Redwood loan sellers, divided by industry-wide jumbo loan origination volume for the same period. Source: Company data; Inside Mortgage Finance.
4.Lock volume does not account for potential fallout from pipeline that typically occurs through the lending process.
5.Non-marginable debt and marginable debt refers to whether such debt is subject to margin calls based solely on the lender’s determination, in its discretion, of the market value of underlying collateral that is non-delinquent. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount, among other reasons.
6.Based on management's estimates and actual results may vary materially.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2023 and 2022. Most tables include a "change" column that shows the amount by which the results from 2023 are greater or less than the results from the respective period in 2022. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2023, compared to the second quarter of 2022, and increases or decreases during the "six-month periods" refer to the change in results for the first six months of 2023, compared to the first six months of 2022.
Consolidated Results of Operations
The following table presents the components of our net income for the three and six months ended June 30, 2023 and 2022.
Table 2 – Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2023	2022	Change	2023	2022	Change
Net Interest Income	$26,096	$40,488	$(14,392)	$52,533	$93,590	$(41,057)
Non-interest Income (Loss)
Mortgage banking activities, net	16,552	(30,017)	46,569	33,223	(13,702)	46,925
Investment fair value changes, net	(4,596)	(87,972)	83,376	(4,723)	(94,092)	89,369
Other income, net	4,158	7,006	(2,848)	8,714	12,989	(4,275)
Realized gains, net	1,056	—	1,056	1,054	2,581	(1,527)
Total non-interest income (loss), net	17,170	(110,983)	128,153	38,268	(92,224)	130,492
General and administrative expenses	(30,805)	(30,199)	(606)	(66,360)	(63,475)	(2,885)
Portfolio management costs	(3,100)	(1,767)	(1,333)	(6,610)	(3,345)	(3,265)
Loan acquisition costs	(1,444)	(3,480)	2,036	(2,733)	(7,945)	5,212
Other expenses	(4,975)	(3,468)	(1,507)	(8,659)	(7,553)	(1,106)
Net income (loss) before income taxes	2,942	(109,409)	112,351	6,439	(80,952)	87,391
(Provision for) benefit from income taxes	(69)	9,443	(9,512)	1,054	11,901	(10,847)
Net Income (loss)	2,873	(99,966)	102,839	7,493	(69,051)	76,544
Other comprehensive income (loss), net	945	(31,314)	32,259	6,777	(48,861)	55,638
Preferred dividends	(1,758)	—	(1,758)	$(3,177)	$—	(3,177)
Total Comprehensive Income Available to Common Stockholders	$2,060	$(131,280)	$133,340	$11,093	$(117,912)	$129,005
Net Interest Income
Net interest income from our investment portfolio decreased by $5 million and $19 million during the three and six-month periods, respectively, as the benefit of higher average asset balances in 2023 from continued deployment into bridge loans during the prior twelve months was more than offset by lower yield maintenance income on our BPL term securities, lower accretion income on our AFS securities, and higher financing costs. Yield maintenance income decreased $3 million and $10 million during the three- and six-month periods, respectively, as the sharp rise in interest rates throughout 2022 diminished incentives for borrowers to refinance. Accretion income on AFS securities decreased $1 million and $9 million during the three- and six-month periods, respectively, as rising interest rates slowed prepayment speeds and changed our expected timing of calls of our available-for-sale securities, which had elevated accretion income in the first quarter of 2022. Additionally, steady deployment of capital into HEI throughout the last twelve months, which does not generate net interest income but is partially financed with debt, resulted in a $4 million and $7 million increase in interest expense during the three- and six-month periods, respectively.

Net interest income from Residential and Business Purpose Mortgage Banking operations each decreased by $4 million during the three-month periods, and decreased by $12 million and $5 million, respectively, during the six-month periods. These declines were the result of lower average balances of loan inventory and higher financing costs given the rise in benchmark rates during the past 12 months. Volume in the residential business was intentionally reduced during 2022 and into the first quarter of 2023, driving the inventory of loans from over $1 billion at March 31, 2022 to $27 million at March 31, 2023. Given improving market conditions and new opportunities, we began increasing our acquisitions and residential loan inventory in the second quarter of 2023 and see opportunities to further grow acquisitions during the remainder of the year in our residential mortgage banking business.
Corporate net interest expense increased $1 million and $5 million during the three and six-month periods, respectively, primarily from higher corporate interest expense resulting from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates over the past twelve months.
We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. However, over the past year, continued increases in benchmark interest rates and borrowing spreads negatively impacted our net interest income. Further increases in the federal funds rate or widening of borrowing spreads could result in lower net interest income. Additionally, to the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. As we demonstrated during the first half of 2023, to the extent we add incremental leverage to our investment portfolio, net interest income could temporarily decrease until proceeds from those financings are redeployed into other investments.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Income from Mortgage banking activities improved significantly during the three and six-month periods, including $25 million and $20 million increases, respectively, from Residential Mortgage Banking operations, and $22 million and $27 million increases, respectively, from Business Purpose Mortgage Banking operations. For both mortgage banking businesses, while volumes were much higher during the first half of 2022 as compared to the first half of 2023, margins were negative during the 2022 periods, as rapidly rising interest rates and widening spreads impacted valuations of our loan inventory.
For the residential business, as the market began to stabilize and volumes picked up in the second quarter of 2023, margins improved and resulted in profitable production for the first half of 2023. While margins in the second quarter of 2023 increased well above 150 basis points, looking forward we expect them to normalize back within their historical range of 75 to 100 basis points for the remainder of the year.
At the BPL business, margins improved in the first half of 2023, as spreads tightened more significantly in the first quarter, then stabilized in the second quarter. The benefit to margins from tighter spreads during the first half of 2023 was partially offset by lower origination fees, resulting from a decrease in funding volume year-over-year.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and their associated interest rate hedges. During the three and six months ended June 30, 2023, negative investment fair value changes primarily reflected credit spread widening on a portion of our assets, including reperforming loan ("RPL") securities, as well as increased impairments on our BPL bridge loan portfolio and certain term loans underlying our CAFL bonds. The negative fair value changes were partially offset by fair value increases for HEI assets, as well as servicing investments and IO securities, which benefited from rising interest rates. Fundamental performance of our Investment Portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and borrowers motivated to stay current on their low-coupon mortgages.
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

Other Income
The decrease in other income for the three and six-month periods primarily resulted from $2 million and 5 million, respectively, of lower income on our MSR investments. MSR income was nominally impacted by fair value changes in the first half of 2023 given the relative stability of interest rates during that period, while it benefited significantly in the first half of 2022 as the sharp rise in interest rates caused a slowdown in prepayment speeds.
Additional detail on our other income is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Realized Gains, Net
During the six months ended June 30, 2023, we realized $1 million of gains from the sale of $42 million of AFS securities, which was partially offset by $0.4 million of net losses on early extinguishment of debt, primarily associated with the early extinguishment of securitization debt financing our reperforming loan securities, as well as from the repurchase of $64 million of our convertible debt. During the three and six months ended June 30, 2022, we realized gains of $0 and $3 million, respectively, primarily resulting from the calls of securities.
General and Administrative Expenses
During the past three quarters we implemented firm-wide initiatives to rationalize headcount and reduce non-compensation costs, resulting in a headcount reduction of 26% during that period, and reducing non-compensation expenses by $2 million and $4 million, respectively, for the three- and six-month periods ended June 30, 2023. Fixed compensation costs for the three- and six-month periods ended June 30, 2022 included a $2 million payroll tax credit, benefiting those periods and contributing to an increase in overall compensation expenses during the three and six-month periods ended June 30, 2023. Additionally, general and administrative expenses for the three and six months ended June 30, 2023 included $1 million and $2 million, respectively, of employee severance and related transition expenses.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Portfolio Management Costs
The increase in portfolio management costs for the three and six-month periods resulted from growth in our investment portfolio over the past twelve months. These costs are primarily associated with the management of our BPL bridge loans and also include loan sub-servicing costs.
Loan Acquisition Costs
Loan acquisition costs for our mortgage banking operations decreased $2 million and $5 million for the three and six-month periods, respectively, as a result of lower loan origination and acquisition volumes in both of our mortgage banking businesses in the first half of 2023, compared to the first half of 2022.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The decrease in the tax benefit for the six-month periods was primarily the result of smaller GAAP losses at our TRS during the first half of 2023 versus the same period in 2022. The tax provision in the second quarter of 2023 resulted from GAAP income at our TRS during that period, resulting from improved mortgage banking results.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Other Comprehensive Income (Loss), Net
Other comprehensive income for three and six-months ended June 30, 2023, was primarily related to positive fair value changes on our available-for-sale securities, which benefited from spread tightening during the second quarter of 2023. Other comprehensive income for three and six-months ended June 30, 2022, was primarily related to negative fair value changes on our available-for-sale securities, due to spread widening during the first half of 2023.
Preferred Dividends
We issued preferred stock in January 2023. The amount of the total preferred dividends increased from the first to second quarters of 2023, as the first quarter reflected a partial quarter accrual.

Net Interest Income
The following table presents the components of net interest income for the three and six months ended June 30, 2023 and 2022.
Table 3 – Net Interest Income

	Three Months Ended June 30,
	2023			2022
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$1,263	$75,054	6.7%	$15,463	$1,507,928	4.1%
Residential loans - HFI at Legacy Sequoia (2)	2,737	160,850	6.8%	1,108	213,793	2.1%
Residential loans - HFI at Sequoia (2)	37,478	3,741,810	4.0%	31,923	3,778,552	3.4%
Residential loans - HFI at Freddie Mac SLST (2)	15,273	1,441,776	4.2%	16,553	1,725,030	3.8%
BPL loans - HFS	3,440	252,916	5.4%	8,715	602,597	5.8%
BPL loans - HFI	40,241	1,634,615	9.8%	15,611	978,086	6.4%
BPL term loans - HFI at CAFL (2)	42,080	2,856,689	5.9%	49,878	2,976,988	6.7%
BPL bridge loans - HFI at CAFL (2)	12,503	493,907	10.1%	6,730	416,288	6.5%
Multifamily loans - HFI at Freddie Mac K-Series	4,697	424,733	4.4%	4,732	448,002	4.2%
Trading securities	3,548	89,607	15.8%	4,327	155,168	11.2%
Available-for-sale securities	2,675	117,845	9.1%	3,501	137,179	10.2%
Other interest income	13,046	1,105,138	4.7%	8,914	870,538	4.1%
Total interest income	178,981	12,394,940	5.8%	167,455	13,810,149	4.9%
Interest Expense
Short-term debt facilities	(22,881)	1,120,645	(8.2)%	(11,819)	1,598,593	(3.0)%
Short-term debt - servicer advance financing	(3,796)	189,128	(8.0)%	(1,842)	232,942	(3.2)%
Promissory notes	(336)	19,660	(6.8)%	—	—	—%
Short-term debt - convertible notes, net	(1,698)	128,215	(5.3)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(2,659)	159,685	(6.7)%	(967)	212,033	(1.8)%
ABS issued - Sequoia (2)	(33,994)	3,509,939	(3.9)%	(28,329)	3,536,911	(3.2)%
ABS issued - Freddie Mac SLST (2)	(10,650)	1,130,963	(3.8)%	(13,372)	1,419,538	(3.8)%
ABS issued - Freddie Mac K-Series	(4,311)	392,474	(4.4)%	(4,351)	416,148	(4.2)%
ABS issued - CAFL	(38,479)	3,025,530	(5.1)%	(41,840)	2,984,375	(5.6)%
Long-term debt facilities	(21,118)	1,114,947	(7.6)%	(13,592)	1,405,431	(3.9)%
Long-term debt - corporate	(12,963)	657,403	(7.9)%	(10,855)	703,810	(6.2)%
Total interest expense	(152,885)	11,448,589	(5.3)%	(126,967)	12,509,781	(4.1)%
Net Interest Income	$26,096			$40,488

	Six Months Ended June 30,
	2023			2022
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$6,460	$222,123	5.8%	$30,356	$1,620,642	3.7%
Residential loans - HFI at Legacy Sequoia (2)	5,277	167,727	6.3%	2,120	218,032	1.9%
Residential loans - HFI at Sequoia (2)	72,122	3,594,324	4.0%	64,021	3,865,980	3.3%
Residential loans - HFI at Freddie Mac SLST (2)	30,766	1,442,751	4.3%	33,753	1,777,180	3.8%
BPL loans - HFS	7,845	262,035	6.0%	13,753	537,053	5.1%
BPL loans - HFI	78,695	1,592,536	9.9%	27,538	844,682	6.5%
BPL term loans - HFI at CAFL (2)	83,889	2,879,585	5.8%	122,671	3,127,065	7.8%
BPL bridge loans - HFI at CAFL (2)	25,131	500,691	10.0%	11,271	353,181	6.4%
Multifamily loans at Freddie Mac K-Series (2)	9,315	423,933	4.4%	9,485	457,750	4.1%
Trading securities	7,094	98,579	14.4%	9,596	162,202	11.8%
Available-for-sale securities	5,557	123,910	9.0%	14,187	137,608	20.6%
Other interest income	25,346	1,094,723	4.6%	18,104	928,072	3.9%
Total interest income	357,497	12,402,917	5.8%	356,855	14,029,447	5.1%
Interest Expense
Short-term debt facilities	(48,387)	1,206,386	(8.0)%	(21,645)	1,662,458	(2.6)%
Short-term debt - servicer advance financing	(7,644)	197,783	(7.7)%	(3,504)	250,009	(2.8)%
Promissory notes	(734)	21,815	(6.7)%	—	—	—%
Short-term debt - convertible notes, net	(3,774)	142,379	(5.3)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(5,163)	166,801	(6.2)%	(1,668)	215,911	(1.5)%
ABS issued - Sequoia (2)	(64,049)	3,364,498	(3.8)%	(56,500)	3,622,067	(3.1)%
ABS issued - Freddie Mac SLST (2)	(21,868)	1,140,899	(3.8)%	(27,457)	1,473,896	(3.7)%
ABS issued - Freddie Mac K-Series (2)	(8,552)	391,854	(4.4)%	(8,722)	425,946	(4.1)%
ABS issued - CAFL (2)	(77,926)	3,039,879	(5.1)%	(100,207)	3,120,553	(6.4)%
Long-term debt facilities	(41,174)	1,095,904	(7.5)%	(23,200)	1,272,918	(3.6)%
Long-term debt - corporate	(25,693)	657,050	(7.8)%	(20,362)	678,442	(6.0)%
Total interest expense	(304,964)	11,425,248	(5.3)%	(263,265)	12,722,200	(4.1)%
Net Interest Income	$52,533			$93,590
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
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three and six months ended June 30, 2023 and 2022.
Table 4 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Segment Contribution from:
Residential Mortgage Banking	$3,201	$(14,186)	$17,387	$1,938	$(6,731)	$8,669
Business Purpose Mortgage Banking	(3,343)	(20,653)	17,310	(4,370)	(23,198)	18,828
Investment Portfolio	32,212	(52,578)	84,790	67,749	(1,645)	69,394
Corporate/Other	(29,197)	(12,549)	(16,648)	(57,824)	(37,477)	(20,347)
Net Income (Loss)	$2,873	$(99,966)	$102,839	$7,493	$(69,051)	$76,544
The sections that follow provide further detail on our three business segments and their results of operations for the three and six months ended June 30, 2023.
Corporate/Other
The increase in net expense from Corporate/Other for both the three and six-month periods was primarily due to the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates over the past twelve months. These increases were partially offset by higher interest income earned on cash and cash equivalents during 2023.

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
The following table provides the activity of residential loans held in inventory for sale at our residential mortgage banking business during the three and six months ended June 30, 2023.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2023	June 30, 2023
Balance at beginning of period	$26,975	$628,160
Acquisitions	183,664	235,402
Sales	(9,106)	(37,876)
Transfers between segments (1)	—	(617,689)
Principal repayments	(3,710)	(19,443)
Changes in fair value, net	(1,086)	8,183
Balance at End of Period	$196,737	$196,737
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three and six months ended June 30, 2023, our residential mortgage loan conduit locked $567 million and $684 million of loans ($437 million and $506 million adjusted for expected pipeline fallout – i.e., loan purchase commitments), including $556 million and $661 million of Select loans and $11 million and $23 million of Choice loans, and purchased $184 million and $235 million of loans, respectively. During the three and six months ended June 30, 2023, approximately 78% and 76% of locked loans were purchase-money loans and 22% and 24% were refinancings, respectively. During the three and six months ended June 30, 2023, we distributed $9 million and $38 million (unpaid principal balance) through whole loan sales, respectively. During the six months ended June 30, 2023, we completed two securitizations backed by $657 million of loans (unpaid principal balance).
At June 30, 2023, we had total net jumbo loan exposure of $528 million, with an average gross mortgage rate of 6.68%. This balance included $197 million (principal value) of loans in inventory on our balance sheet, and $351 million of loans identified for purchase (locked loans, unadjusted for fallout), less $21 million of forward sale agreements for loans. During the second quarter of 2023, we grew our loan seller network through a number of new or re-established relationships. We increased our capital allocation to this segment to $80 million at June 30, 2023 from $15 million at March 31, 2023, to accommodate the significant growth in volume during the second quarter, which was driven by the growing loan seller base and more favorable securitization market. As discussed in the business update section of this MD&A, we are continuing to pursue new relationships for purchasing jumbo loans on a flow basis, which could positively contribute to volumes in the third quarter of 2023 and beyond.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At June 30, 2023, we had residential warehouse facilities outstanding with five different counterparties, with $1.25 billion of total capacity and $1.07 billion of available capacity. These included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $700 million of total capacity and marginable facilities with $550 million of total capacity.

The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment during the three and six months ended June 30, 2023.
Table 6 – Residential Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Mortgage banking income (loss)	$7,795	$(12,885)	$20,680	$10,880	$1,081	$9,799
Operating expenses	(3,887)	(6,889)	3,002	(8,868)	(14,407)	5,539
(Provision for) benefit from income taxes	(707)	5,588	(6,295)	(74)	6,595	(6,669)
Segment Contribution	$3,201	$(14,186)	$17,387	$1,938	$(6,731)	$8,669
Loan purchase commitments (loan locks, adjusted for expected fallout)	$436,891	$537,925	$(101,034)	$505,729	$2,493,866	$(1,988,137)
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
The increase in contribution from our residential mortgage banking operations during the three and six-month periods was attributable to higher mortgage banking activities income resulting from positive margins in 2023, compared to negative margins in 2022, which was partially offset by lower (negative) net interest margin in the first half 2023, given the inverted yield curve, each as discussed in the preceding Consolidated Results of Operations section of this MD&A. Additionally, the net contribution in the first half of 2023, benefited from lower operating expenses, as we decreased headcount in this segment over the past three quarters to align with current market conditions, as well as lower loan acquisition costs, given the decrease in volume year-over-year.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the first half of 2023 resulted from GAAP income from these operations at our TRS during that period. The benefit from income taxes for the first half of 2022 resulted from GAAP losses from these operations at our TRS during that period.

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
During the three months ended June 30, 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. We did not contribute any capital or sell any loans into the joint venture during the three months ended June 30, 2023. In accordance with the terms of the joint venture, we have committed to sell certain BPL bridge loans we originate into the joint venture that meet specified criteria at contractually pre-established prices and will administer the joint venture for ongoing fees. The joint venture is expected to have purchasing power of up to $1 billion, inclusive of secured financing, and we expect we will sell a portion of our BPL bridge loans to the joint venture while continuing to retain a portion in our investment portfolio or for sale to other third-party investors.
The following table provides business purpose loan origination activity at Redwood during the three and six months ended June 30, 2023.
Table 7 – Business Purpose Loans — Funding Activity

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In Thousands)	BPL Term	BPL Bridge (1)	Total	BPL Term	BPL Bridge (1)	Total
Fair value at beginning of period	$354,166	$17,219	$371,385	$358,791	$5,282	$364,073
Fundings	128,622	277,862	406,484	302,700	542,099	844,799
Sales	(185,395)	(19,260)	(204,655)	(377,982)	(31,807)	(409,789)
Transfers between segments/other (2)	1,777	(262,581)	(260,804)	4,571	(503,091)	(498,520)
Principal repayments	(14,573)	(1,832)	(16,405)	(16,183)	(2,203)	(18,386)
Changes in fair value, net	(14,711)	1,542	(13,169)	(2,011)	2,670	659
Fair Value at End of Period	$269,886	$12,950	$282,836	$269,886	$12,950	$282,836
(1)We originate BPL bridge loans at our TRS and either transfer them to our REIT or sell them to third parties. Origination fees and any fair value changes on these loans prior to transfer or sale are recognized within Mortgage banking activities, net on our consolidated statements of income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income. For BPL bridge loans held at our REIT that are transferred into our CAFL bridge securitizations, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income. Once loans are transferred into a securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income. For the carrying value and activity of our BPL bridge loans held-for-investment, see the Investment Portfolio section that follows.
(2)For BPL term loans, amounts represent repurchased loans. BPL bridge loan amounts represent the transfer of loans originated or acquired by our Business Purpose Mortgage Banking segment at our TRS and transferred to our Investment Portfolio segment at our REIT, as described in the preceding footnote.
Overall volumes declined slightly from the first to second quarter of 2023, as bridge fundings remained steady while term fundings were lower due to reduced overall transaction activity in the term market. Looking ahead, we expect sustained demand from sponsors seeking fixed-rate bridge loans, or term loans with more prepayment flexibility.

We utilize a combination of capital and loan warehouse facilities to manage our inventory of business purpose loans that we hold for sale. At June 30, 2023, we had business purpose warehouse facilities outstanding with five different counterparties, with $2.94 billion of total capacity (used for both SFR and bridge loans) and $1.53 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the three and six months ended June 30, 2023 and 2022.
Table 8 – Business Purpose Mortgage Banking Earnings Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Mortgage banking income (loss)	$11,291	$(6,848)	$18,139	$27,461	$4,380	$23,081
Operating expenses	(16,040)	(16,974)	934	(33,940)	(34,028)	88
Benefit from income taxes	1,406	3,169	(1,763)	2,109	6,450	(4,341)
Segment Contribution	$(3,343)	$(20,653)	$17,310	$(4,370)	$(23,198)	$18,828
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
The improvement in segment contribution from our business purpose mortgage banking operations during the three and six-month periods was primarily attributable to higher mortgage banking income during the first half of 2023, as discussed in the preceding Consolidated Results of Operations section of this MD&A, as well as lower loan acquisition costs, given the decrease in volume year-over-year. While General and administrative expenses increased slightly during the three- and six-month periods, the run rate quarterly expense decreased 37% from the third quarter of 2022, as a result of reductions in headcount and other cost saving initiatives implemented over the last three quarters.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes during each of the three- and six- month periods was due to overall GAAP losses incurred at our TRS during those periods.

Investment Portfolio Segment
This segment consists of organic investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose securitization activities (some of which we consolidate for GAAP purposes) and BPL bridge loans, as well as third-party investments including RMBS issued by third parties (including Agency CRT securities), investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments ("HEIs"), and other housing-related investments and associated hedges. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

The following table presents details of our Investment Portfolio at June 30, 2023 and December 31, 2022 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic investments in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 9 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	June 30, 2023	December 31, 2022
Organic Residential Investments
Residential loans at Redwood (1)	$—	$152,621
Residential securities at Redwood	105,294	103,089
Residential securities at consolidated Sequoia entities (2)	215,065	219,299
Other investments (3)	50,084	48,972
Organic Business Purpose Investments
BPL bridge loans	2,160,156	2,023,529
BPL term loan securities at consolidated CAFL Term entities (4)	305,794	303,897
Other investments	—	705
Third-Party Investments
Residential securities at Redwood	38,966	124,567
Residential securities at consolidated Freddie Mac SLST entities (5)	297,587	322,803
Multifamily securities at Redwood	12,742	12,674
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	32,515	31,767
Servicing investments (7)	93,005	90,120
HEIs (8)	311,928	283,897
Other investments	6,277	7,081
Total Segment Investments	$3,629,413	$3,725,021
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.70 billion of loans and $3.49 billion of ABS issued associated with these investments at June 30, 2023. We consolidated $3.19 billion of loans and $2.97 billion of ABS issued associated with these investments at December 31, 2022.
(3)Organic residential other investments at June 30, 2023 includes net risk share investments of $24 million, representing $30 million of restricted cash and other assets, net of other liabilities of $6 million.
(4)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.78 billion of loans and $2.48 billion of ABS issued associated with these investments at June 30, 2023. We consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2022.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.39 billion of loans and $1.10 billion of ABS issued associated with these investments at June 30, 2023. We consolidated $1.46 billion of loans and $1.14 billion of ABS issued associated with these investments at December 31, 2022.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $420 million of loans and $388 million of ABS issued associated with these investments at June 30, 2023. We consolidated $425 million of loans and $393 million of ABS issued associated with these investments at December 31, 2022.
(7)Represents our economic investment in consolidated Servicing Investment variable interest entities. At June 30, 2023, for GAAP purposes, we consolidated $268 million of servicing investments and $163 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2022, for GAAP purposes, we consolidated $301 million of servicing investments and $207 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At June 30, 2023 and December 31, 2022, represents HEIs owned at Redwood of $298 million and $271 million, respectively, as well as our retained economic investment in securities issued by the consolidated HEI securitization entity of $14 million. At June 30, 2023, for GAAP purposes, we consolidated $129 million of HEIs and $96 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity. At December 31, 2022, for GAAP purposes, we consolidated $133 million of HEIs and $101 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity.

Our Investment Portfolio shrank slightly during the first half of 2023, as a reduction from sales of third-party securities and residential loans was mostly offset by an increase in Sequoia securities we retained from the two securitization transactions we executed, as well as from incremental investments in BPL bridge loans and HEIs. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the three and six months ended June 30, 2023 and 2022.
Table 10 – Investment Portfolio Earnings Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Net interest income	$36,748	$41,889	$(5,141)	$76,956	$95,879	$(18,923)
Investment fair value changes, net	(1,837)	(98,111)	96,274	(2,851)	(103,517)	100,666
Other income, net	4,013	6,235	(2,222)	6,181	11,517	(5,336)
Realized gains, net	949	—	949	832	2,581	(1,749)
Operating expenses	(6,196)	(3,277)	(2,919)	(11,691)	(6,961)	(4,730)
(Provision for) Benefit from income taxes	(1,465)	686	(2,151)	(1,678)	(1,144)	(534)
Segment Contribution	$32,212	$(52,578)	$84,790	$67,749	$(1,645)	$69,394
The increase in contribution from the Investment Portfolio during the three and six-month periods was primarily attributable to smaller negative investment fair value changes in the 2023 periods, as discussed in the Consolidated Results of Operations section of this MD&A. These improvements were partially offset by lower net interest income and lower other income, as discussed in the preceding Consolidated Results of Operations section of this MD&A.
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and hedges associated with these investments. See Table 5.6 in Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other). From the first to second quarter of 2023, underlying credit for our investment portfolio remained stable in the aggregate and within our modeled expectations, as reperforming loan and jumbo loan securities saw continued declines in 90 day+ delinquencies, while our 90 day+ delinquencies across our combined CAFL securities and bridge loan portfolios increased to 4.2% at June 30, 2023, from 2.0% at March 31, 2023.
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
Operating expenses at this segment are primarily attributable to portfolio management costs, which increased $1 million and $3 million during the three and six-month periods, in-line with an increase in portfolio investments under management year-over-year. We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our Provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets as well as from gains or losses from hedges held at the TRS and, for 2023, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.

Investments Detail and Activity
This section presents additional details on our investments (both within our Investment Portfolio segment and held at a corporate level) and their activity during the three and six months ended June 30, 2023.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three and six months ended June 30, 2023.
Table 11 – Real Estate Securities Activity by Collateral Type (1)

Three Months Ended June 30, 2023	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Subordinate
Beginning fair value	$31,297	$199,400	$12,649	$243,346
Acquisitions	6,183	1,979	—	8,162
Sales	—	(92,152)	—	(92,152)
Gains on sales and calls, net	—	949	—	949
Effect of principal payments (2)	(6)	(261)	—	(267)
Change in fair value, net	590	6,098	93	6,781
Ending Fair Value (3)	$38,064	$116,013	$12,742	$166,819

Six Months Ended June 30, 2023	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Subordinate
Beginning fair value	$28,867	$198,934	$12,674	$240,475
Acquisitions	7,883	1,979	—	9,862
Sales	—	(98,338)	—	(98,338)
Gains on sales and calls, net	—	1,476	—	1,476
Effect of principal payments (2)	(6)	(440)	—	(446)
Change in fair value, net	1,320	12,402	68	13,790
Ending Fair Value (3)	$38,064	$116,013	$12,742	$166,819
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
(3)At June 30, 2023, $10 million of Senior Securities were used as hedges for our Residential Mortgage Banking operations. These Real estate securities are included in our Residential Mortgage Banking segment.
At June 30, 2023, our securities at Redwood (exclusive of securities owned in consolidated entities) consisted of fixed-rate assets (85%), adjustable-rate assets (14%), and hybrid assets that reset within the next year (1%).

The following table sets forth activity in our real estate securities portfolio for the three and six months ended June 30, 2023, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Investment Portfolio segment and our Residential Mortgage Banking segment.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended June 30, 2023	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$108,922	$260,933	$295,087	$323,465	$32,130	$134,424	$1,154,961
Acquisitions	—	—	—	—	—	8,162	8,162
Sales	—	(40,753)	—	—	—	(92,152)	(132,905)
Gains on sales and calls, net	—	—	—	—	—	949	949
Effect of principal payments (1)	(124)	(2,568)	—	(8,999)	—	(143)	(11,834)
Change in fair value, net	(1,883)	745	10,707	(16,879)	385	8,664	1,739
Ending Fair Value (2)	$106,915	$218,357	$305,794	$297,587	$32,515	$59,904	$1,021,072

Six Months Ended June 30, 2023	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$103,089	$219,299	$303,897	$322,803	$31,767	$137,386	$1,118,241
Acquisitions	1,700	40,694	—	—	—	8,162	50,556
Sales	—	(40,753)	—	—	—	(98,338)	(139,091)
Gains on sales and calls, net	—	—	—	—	—	1,476	1,476
Effect of principal payments (1)	(197)	(3,897)	—	(16,954)	—	(249)	(21,297)
Change in fair value, net	2,323	3,014	1,897	(8,262)	748	11,467	11,187
Ending Fair Value (2)	$106,915	$218,357	$305,794	$297,587	$32,515	$59,904	$1,021,072
(1)Effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At June 30, 2023, $2 million of Sequoia Securities and $8 million of Other Third-Party Securities, each on balance sheet, were used as hedges for our Residential Mortgage Banking operations, and were included in our Residential Mortgage Banking segment.
At June 30, 2023, our securities (both those held on our balance sheet and our economic interests in consolidated VIEs) consisted of fixed-rate assets (98%), adjustable-rate assets (2%) and hybrid assets that reset within the next year (<1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable term debt and marginable debt in the form of repurchase (or “repo”) financing. At June 30, 2023, real estate securities with a fair value of $413 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $293 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities, and real estate securities with a fair value of $357 million (including securities owned in consolidated securitization entities) were financed with $253 million of short-term debt incurred through repurchase facilities with five different counterparties, and $49 million of securities were financed with a long-term financing facility. The remaining $202 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at June 30, 2023. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

June 30, 2023				Weighted Average Values
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90 Day+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$29,868	$77,047	$139,821	3.8%	0.5%	5%	7%
Consolidated Sequoia securities	30,106	188,251	241,892	4.7%	1.1%	5%	41%
Total Sequoia Securities	59,974	265,298	381,713	4.4%	0.9%	5%	30%
Consolidated Freddie Mac SLST securities	17,133	280,454	470,772	4.5%	9.1%	5%	28%
RPL securities on balance sheet	64	11,884	44,112	4.4%	3.2%	6%	2%
Total RPL Securities	17,197	292,338	514,884	4.5%	8.9%	5%	27%
Consolidated Freddie Mac K-Series securities	—	32,515	36,468	4.3%	—%	—%	10%
Multifamily securities on balance sheet	20	12,722	13,778	4.9%	0.1%	—%	8%
Total Multifamily Securities	20	45,237	50,246	4.4%	—%	—%	10%
Consolidated CAFL securities	26,624	279,170	421,582	5.3%	3.7%	8%	19%
Other third-party securities	8,144	27,070	43,377	4.2%	0.2%	10%	2%
Total Securities (2)	$111,959	$909,113	$1,411,802
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
(2)At June 30, 2023, $2 million of Sequoia Securities and $8 million of Other Third-Party Securities, each on balance sheet, were used as hedges for our Residential Mortgage Banking operations, and were included in our Residential Mortgage Banking segment.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During the second quarter of 2023, our investment portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of these investments are supported by substantial home price appreciation and borrower equity in the underlying homes.
The level of 90 day+ delinquencies for the BPL term loans underlying our consolidated CAFL securities increased from the first to second quarter of 2023. Over the last three quarters we have experienced elevated levels of 30+ and 60+ day delinquencies. While we continue to work with borrowers to resolve issues and modify loans as appropriate, these trends could lead to an increase in serious delinquencies that could ultimately result in increased credit losses and a decrease in the fair value of our CAFL securities.

BPL Bridge Loans Held-for-Investment
The following table provides the activity of BPL bridge loans held-for-investment during the three and six months ended June 30, 2023.
Table 14 – BPL Bridge Loans Held-for-Investment - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2023	June 30, 2023
Fair value at beginning of period	$2,102,221	$2,023,529
Transfers between portfolios (1)	263,296	503,581
Transfers to REO	(3,121)	(10,511)
Principal repayments	(195,155)	(350,365)
Changes in fair value, net	(7,085)	(6,078)
Fair Value at End of Period	$2,160,156	$2,160,156
(1)We originate BPL bridge loans at our TRS and transfer a portion of them to our REIT that we intend to hold for investment. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income. For BPL bridge loans held at our REIT that are transferred into our CAFL bridge securitizations, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income. Once loans are transferred into this securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income.
Our $2.16 billion of BPL bridge loans held-for-investment at June 30, 2023 were comprised of first-lien, interest-only loans with a weighted average coupon of 10.78% and original maturities of six to 36 months. At origination, the weighted average FICO score of borrowers backing these loans was 743 and the weighted average LTV ratio of these loans was 65%. At June 30, 2023, of the 3,024 loans in this portfolio, 102 of these loans with an aggregate fair value of $58 million and an aggregate unpaid principal balance of $65 million were in foreclosure and 106 loans with an aggregate fair value of $92 million and an unpaid principal balance of $105 million were 90-or-more days delinquent (certain loans in foreclosure were also at least 90 days delinquent). Changes in fair value of bridge loans held-for-investment during the six months ended June 30, 2023, primarily reflect increased impairments on non-performing bridge loans. While we continue to work with borrowers to resolve issues and amend loans as appropriate, further increases in serious delinquencies could ultimately result in increased credit losses and a decrease in the fair value of our bridge loans held for investment.
We finance our BPL bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. At June 30, 2023, we had: $494 million of debt incurred through short-term warehouse facilities with three counterparties, which was secured by $587 million of business purpose bridge loans; $810 million of debt incurred through long-term facilities with two different counterparties, which was secured by $971 million of business purpose bridge loans; and $485 million of securitization debt secured by $496 million of business purpose bridge loans and $55 million of restricted cash.
The following table provides the composition of BPL bridge loans held-for-investment by product type as of June 30, 2023 and December 31, 2022.
Table 15 – BPL Bridge Loans Held-for-Investment - By Product Type

(In Thousands)	June 30, 2023	December 31, 2022
Multifamily	$1,061,272	$1,055,533
Renovate / Build to rent	875,405	736,368
Fix and Flip	86,998	105,157
Other	136,481	126,471
Fair Value at End of Period	$2,160,156	$2,023,529

Residential Loans
The following table provides the activity of residential loans held at our investment portfolio during the three and six months ended June 30, 2023.
Table 16 – Investment Portfolio Residential Loans - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2023	June 30, 2023
Fair value at beginning of period	$—	$152,621
Acquisitions	—	—
Sales	—	(134,848)
Transfers between portfolios	—	(17,330)
Principal repayments	—	(992)
Changes in fair value, net	—	549
Fair Value at End of Period	$—	$—
During the first quarter of 2023, we sold the majority of our remaining residential loans in our Investment Portfolio (which were from called Sequoia securitizations), and the remaining $17 million were transferred to our Residential Mortgage Banking segment.

Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the three and six months ended June 30, 2023.
Table 17 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Three Months Ended		Six Months Ended
(In Thousands)	June 30, 2023		June 30, 2023
Balance at beginning of period	$416,783		$403,462
New/additional investments	8,954	8,954	25,513
Sales/distribution	—		—
Repayments	(9,277)		(17,031)
Changes in fair value, net	10,847		15,363
Balance at End of Period	$427,307		$427,307
(1)Our home equity investments presented in this table as of June 30, 2023, include $129 million of HEIs owned in our consolidated HEI securitization entity and $298 million of HEIs owned directly at Redwood.
Additional details on our HEIs are included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2023, positive investment fair value changes primarily reflected improvements in actual and forecasted home price appreciation, relative to previously modeled amounts.

Other Investments
The following table sets forth our other investments activity at our Investment Portfolio segment by significant asset type for the three and six months ended June 30, 2023.
Table 18 – Other Investments – Activity(1)

Three Months Ended June 30, 2023	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$260,378	$57,397	$63,638	$277	$381,690
New/additional investments	—	1,150	—	—	1,150
Sales/distribution/repayments	—	—	—	(30)	(30)
Servicer advances (repayments), net	(29,739)	—	—	—	(29,739)
Changes in fair value, net	3,665	(3,680)	2,481	—	2,466
Other	—	—	—	—	—
Balance at End of Period	$234,304	$54,867	$66,119	$247	$355,537

Six Months Ended June 30, 2023	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$269,259	$56,518	$64,456	$705	$390,938
New/additional investments	—	2,050	—	—	2,050
Sales/distribution/repayments	—	—	—	(372)	(372)
Servicer advances (repayments), net	(37,268)	—	—	—	(37,268)
Changes in fair value, net	2,313	(3,701)	1,663	(86)	189
Other	—	—	—	—	—
Balance at End of Period	$234,304	$54,867	$66,119	$247	$355,537
(1)Tables include all "Other investments" as presented on our consolidated balance sheets. Strategic Investments presented above are held at Corporate/Other, and the remaining other investments are held in our Investment Portfolio segment.
(2)Our servicing investments are owned through our consolidated Servicing Investment entities. At June 30, 2023, our economic investment in these entities was $93 million (for GAAP purposes, we consolidated $268 million of servicing investments, $163 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
Changes in fair value, net for MSRs and Excess Servicing for the three months ended June 30, 2023 primarily represent increases in fair value to lower actual and forecasted prepayment speeds relative to those modeled at the beginning of the year. These increases were partially offset by a reduction in basis from the regular receipt of scheduled cash flows. Additional details on our Other Investments is included in Note 11 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In June 2023, our Board of Directors declared regular dividends of $0.16 per common share and $0.625 per Series A preferred share for the second quarter of 2023, which were paid on June 30, 2023 and July 17, 2023, respectively. As of June 30, 2023, our year-to-date dividend distributions exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
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
Tax Provision under GAAP
For the three and six months ended June 30, 2023, we recorded a tax provision of $0.1 million and a benefit of $1 million, respectively. For the three and six months ended June 30, 2022, we recorded tax benefits of $9 million and $12 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The decrease in the tax benefit year-over-year was primarily the result of a smaller GAAP loss in 2023 compared to 2022.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2022, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. As we experienced GAAP losses in 2022 and during the six months ended June 30, 2023 at our TRS, we closely analyzed the realizability of our net deferred tax assets in whole and in part. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
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

LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan warehouse facilities, secured term financing facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations and manage hedges associated with those activities, to purchase investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, and to fund our operations.
At June 30, 2023, our total capital was $1.92 billion, consisting of (i) $1.12 billion of equity capital, (ii) $779 million of convertible notes and long-term debt on our consolidated balance sheet ($113 million of convertible debt due in August 2023, $150 million of convertible debt due in 2024, $162 million of exchangeable debt due in 2025, $215 million of convertible debt due in 2027 and $140 million of trust-preferred securities due in 2037), and (iii) $18 million of promissory notes included in short-term debt.
As of June 30, 2023, our unrestricted cash and cash equivalents were $357 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
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
At June 30, 2023, in aggregate, we had $2.32 billion of recourse debt outstanding, of which $313 million was marginable and $1.21 billion was non-marginable.
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
Repurchase Authorization
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock under this program, and repurchased $31 million and $64 million, respectively, of Redwood's convertible debt due in August 2023. At June 30, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

Cash Flows and Liquidity for the Six Months Ended June 30, 2023
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
During the six months ended June 30, 2023, our net cash provided by operating activities was $24 million. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination, purchase and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. During the first six months of 2023, excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $1 million of net cash inflows), cash flows from operating activities were positive $22 million.
Cash Flows from Investing Activities
During the six months ended June 30, 2023, our net cash provided by investing activities was $386 million and primarily resulted from proceeds from principal payments on loans held-for-investment and proceeds from sales of securities, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the six months ended June 30, 2023, we transferred loans between held-for-sale and held-for-investment classification, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, our net cash used in financing activities was $292 million. This primarily resulted from $560 million of net repayments of short-term debt borrowings, partially offset by $189 million of net borrowings under ABS issued (resulting from the issuance of two Sequoia securitizations, which included a combined $657 million of residential loans), and $65 million of net borrowings under long-term debt facilities. Additionally, during the six months ended June 30, 2023, we paid regular quarterly dividends on our common stock of $47 million, and in the first quarter of 2023, we raised $67 million of net proceeds from the issuance of preferred stock.
During the six months ended June 30, 2023, we declared and paid dividends on our common stock of $0.39 per common share and declared dividends of $1.22917 per share and paid dividends of $0.60417 per share on our preferred stock. On June 13, 2023, the Board of Directors declared a regular dividend of $0.16 per share for the second quarter of 2023, which was paid on June 30, 2023 to shareholders of record on June 23, 2023. Additionally, on June 13, 2023, the Board of Directors declared a regular quarterly dividend of $0.625 per share of preferred stock, payable on July 17, 2023 to stockholders of record on June 30, 2023.
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
Our material cash requirements from known contractual and other obligations during the twelve months following June 30, 2023, include maturing short-term debt, interest payments on short-term and long-term debt, payments on operating leases, funding commitments for BPL bridge loans and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following June 30, 2023, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for BPL bridge loans, and payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At June 30, 2023, we had commitments to fund up to $755 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). Approximately 70% of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next nine quarters. Additionally, at June 30, 2023, we had $1.53 billion of available warehouse capacity for business purpose loans and we have an average of approximately $200 million of quarterly bridge loan maturities over the next nine quarters, which will provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption Contractual Obligations. For additional information on commitments and contingencies as of June 30, 2023 that could impact our liquidity and capital resources, see Note 17 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Several of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed some of these facilities during the first six months of 2023, extinguished others we deemed under-utilized, and have other such facilities with scheduled maturities during the next twelve months. While there is no assurance of our ability to renew these facilities, given current market conditions we expect to extend these in the normal course of business.
Two series of our convertible notes are maturing during the 13-month period following June 30, 2023. Historically, we have issued new convertible debt in part to refinance convertible debt that was maturing. However, given current market rates for unsecured corporate capital, which we find to be economically unattractive, we currently expect to repay our convertible notes maturing in August 2023 with cash on hand. To the extent we do not choose to or cannot issue new unsecured corporate capital due to adverse market conditions going forward, we will need to utilize cash on hand to repay our convertible debt that is maturing, which will reduce the amount cash that can be deployed into our business and could reduce the earnings potential of our business. Further, if market rates for unsecured corporate capital remain elevated and we choose to issue new unsecured corporate capital, it could negatively impact our profitability.
We expect to meet our obligations coming due in less than one year from June 30, 2023, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, or incremental borrowings under existing, new or amended financing arrangements. As of June 30, 2023, we had approximately $206 million of unencumbered assets.
During the first six months of 2023, the highest balance of our short-term debt outstanding was $2.03 billion. See Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our short-term debt. See Note 16 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt.

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
At June 30, 2023, we had residential warehouse facilities outstanding with five different counterparties, with $1.25 billion of total capacity and $1.07 billion of available capacity. These included non-marginable facilities with $700 million of total capacity and marginable facilities with $550 million of total capacity. At June 30, 2023, we had business purpose warehouse facilities outstanding with seven different counterparties, with $2.94 billion of total capacity and $1.53 billion of available capacity. All of these BPL financing facilities are non-marginable. We note that several of these facilities used to finance our business purpose mortgage banking loan inventory are also used to finance bridge loans held in our investment portfolio.
All of these facilities have variable interest rates based on SOFR benchmarks and recent policy statements from the Federal Reserve indicate the potential for further increases in the federal funds rate, which would result in higher benchmark rates and interest costs for us under certain of our debt facilities.
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
Delinquencies on BPL bridge loans that are financed through a warehouse facility increased in the second quarter of 2023, and have and are expected to continue to be a required use of our liquidity to the extent the terms of the applicable warehouse facility apply reduced financing advance rates to these loans (“advance rate step-downs”) or these loans become ineligible for financing under the terms of the warehouse facility. At June 30, 2023, we had approximately $45 million of borrowings on warehouse facilities collateralized by BPL bridge loans that were greater than 60 days delinquent, certain of which have already, or may, during or subsequent to the third quarter of 2023, become subject to advance rate step downs or repurchase requirements.

We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. Recent policy statements from the Federal Reserve indicate the potential of further increases in the federal funds rate, which if enacted could result in lower net interest income to the extent our variable rate assets and liabilities are not aligned. Additionally, to the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. Further, each of our three recourse subordinate securities financing facilities have interest rate step-up provisions, under which if we do not repay the facilities by certain specified dates, the interest rates on those facilities will increase (see Note 16 in in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on these provisions).
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

Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential and business purpose mortgage loans (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our capital stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, under the caption(s) “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.”
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

Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at June 30, 2023, only our short-term securities repurchase facilities (with $253 million of borrowings outstanding at June 30, 2023), and two of our residential mortgage loan warehouse facilities (with $12 million of borrowings outstanding at June 30, 2023) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.

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

At June 30, 2023, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at June 30, 2023 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at June 30, 2023 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur more than $4 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at June 30, 2023, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2022. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended June 30, 2023, we did not repurchase any shares of our common stock under this program. At June 30, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2023.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2023 - April 30, 2023	—	$—	—	$—
May 1, 2023 - May 31, 2023	—	$—	—	$—
June 1, 2023 - June 30, 2023	—	$—	—	$—
Total	—	$—	—	$101,265
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.2, filed on March 1, 2023)
10.1*	Redwood Trust, Inc. Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 26, 2023)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2023 and 2022;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2023 and 2022;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and
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

REDWOOD TRUST, INC.

Date:	August 7, 2023	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2023	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2023	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)