Form 10-Q
period 2023-09-30
REDWOOD TRUST INC
filed 2023-11-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	118,636,302	shares outstanding as of November 6, 2023

REDWOOD TRUST, INC.
2023 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2023	December 31, 2022
ASSETS (1)
Residential loans, held-for-sale, at fair value	$610,946	$780,781
Residential loans, held-for-investment, at fair value	5,236,391	4,832,407
Business purpose loans, held-for-sale, at fair value	102,777	364,073
Business purpose loans, held-for-investment, at fair value	5,146,553	4,968,513
Consolidated Agency multifamily loans, at fair value	420,554	424,551
Real estate securities, at fair value	129,445	240,475
Home equity investments, at fair value	431,272	403,462
Other investments	340,361	390,938
Cash and cash equivalents	203,622	258,894
Restricted cash	56,101	70,470
Goodwill	23,373	23,373
Intangible assets	31,570	40,892
Derivative assets	37,686	20,830
Other assets	250,487	211,240
Total Assets	$13,021,138	$13,030,899

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,476,654	$2,029,679
Derivative liabilities	8,781	16,855
Accrued expenses and other liabilities	208,294	180,203
Asset-backed securities issued (includes $7,910,345 and $7,424,132 at fair value), net	8,392,050	7,986,752
Long-term debt, net	1,829,560	1,733,425
Total liabilities	11,915,339	11,946,914
Commitments and Contingencies (see Note 17)
Equity
Preferred stock, par value $0.01 per share, 2,800,000 shares authorized; 2,800,000 and zero issued and outstanding	66,923	—
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 118,503,762 and 113,484,675 issued and outstanding	1,185	1,135
Additional paid-in capital	2,395,247	2,349,845
Accumulated other comprehensive loss	(64,738)	(68,868)
Cumulative earnings	1,125,126	1,153,370
Cumulative distributions to stockholders	(2,417,944)	(2,351,497)
Total equity	1,105,799	1,083,985
Total Liabilities and Equity	$13,021,138	$13,030,899
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2023 and December 31, 2022, assets of consolidated VIEs totaled $9,639,117 and $9,257,291, respectively. At September 30, 2023 and December 31, 2022, liabilities of consolidated VIEs totaled $8,635,696 and $8,270,276, respectively. See Note 4 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Interest Income
Residential loans	$62,512	$61,002	$177,137	$191,252
Business purpose loans	93,020	95,197	288,580	270,430
Consolidated Agency multifamily loans	4,677	4,762	13,992	14,247
Real estate securities	5,111	6,989	17,762	30,772
Other interest income	11,754	9,712	37,100	27,816
Total interest income	177,074	177,662	534,571	534,517
Interest Expense
Short-term debt	(27,323)	(23,944)	(87,862)	(49,093)
Asset-backed securities issued	(91,323)	(90,910)	(268,881)	(285,464)
Long-term debt	(38,077)	(27,873)	(104,944)	(71,435)
Total interest expense	(156,723)	(142,727)	(461,687)	(405,992)
Net Interest Income	20,351	34,935	72,884	128,525
Non-Interest (Loss) Income
Mortgage banking activities, net	19,440	16,535	52,663	2,833
Investment fair value changes, net	(31,430)	(57,697)	(36,153)	(151,789)
Other income, net	2,346	4,027	11,060	17,016
Realized gains, net	50	—	1,104	2,581
Total non-interest (loss) income, net	(9,594)	(37,135)	28,674	(129,359)
General and administrative expenses	(29,697)	(38,244)	(96,057)	(101,719)
Portfolio management costs	(3,661)	(1,863)	(10,271)	(5,208)
Loan acquisition costs	(1,880)	(2,426)	(4,613)	(10,371)
Other expenses	(4,633)	(4,261)	(13,292)	(11,814)
Net Loss before (Provision for) Benefit from Income Taxes	(29,114)	(48,994)	(22,675)	(129,946)
(Provision for) benefit from income taxes	(1,696)	(1,417)	(642)	10,484
Net Loss	$(30,810)	$(50,411)	$(23,317)	$(119,462)
Dividends on preferred stock	(1,750)	—	(4,927)	—
Net Loss related to common stockholders	$(32,560)	$(50,411)	$(28,244)	$(119,462)

Net loss related to common stockholders - Basic	$(0.29)	$(0.44)	$(0.27)	$(1.04)
Net loss related to common stockholders - Diluted	$(0.29)	$(0.44)	$(0.27)	$(1.04)
Basic weighted average common shares outstanding	115,465,977	116,087,890	114,381,548	118,530,172
Diluted weighted average common shares outstanding	115,465,977	116,087,890	114,381,548	118,530,172

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Net (Loss) Income	$(30,810)	$(50,411)	$(23,317)	$(119,462)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(3,921)	(8,731)	398	(60,013)
Reclassification of unrealized loss on available-for-sale securities to net income (loss)	234	544	645	918
Reclassification of unrealized loss on interest rate agreements to net income (loss)	1,040	1,040	3,087	3,087
Total other comprehensive (loss) income	(2,647)	(7,147)	4,130	(56,008)
Comprehensive (Loss) Income	$(33,457)	$(57,558)	$(19,187)	$(175,470)
Dividends on preferred stock	$(1,750)	$—	$(4,927)	$—
Comprehensive Loss Related to Common Stockholders	$(35,207)	$(57,558)	$(24,114)	$(175,470)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2023	$66,923	114,177,992	$1,142	$2,358,675	$(62,091)	$1,157,686	$(2,398,197)	$1,124,138
Net (loss)	—	—	—	—	—	(30,810)	—	(30,810)
Other comprehensive (loss)	—	—	—	—	(2,647)	—	—	(2,647)
Issuance of common stock		4,244,580	42	33,286	—	—	—	33,328
Employee stock purchase and incentive plans	—	81,190	1	(124)	—	—	—	(123)
Non-cash equity award compensation	—	—	—	3,410	—	—	—	3,410
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(19,747)	(19,747)
September 30, 2023	$66,923	118,503,762	$1,185	$2,395,247	$(64,738)	$1,125,126	$(2,417,944)	$1,105,799
For the Nine Months Ended September 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net (loss)	—	—	—	—	—	(23,317)	—	(23,317)
Other comprehensive income	—	—	—	—	4,130	—	—	4,130
Issuance of common stock	—	4,244,580	42	33,286	—	—	—	33,328
Employee stock purchase and incentive plans	—	774,507	8	(2,836)	—	—	—	(2,828)
Non-cash equity award compensation	—	—	—	14,952	—	—	—	14,952
Issuance of preferred stock	66,923	—	—	—	—	—	—	66,923
Preferred dividends declared ($1.85417 per share)	—	—	—	—	—	(4,927)	—	(4,927)
Common dividends declared ($0.55 per share)(1)	—	—	—	—	—	—	(66,447)	(66,447)
September 30, 2023	$66,923	118,503,762	$1,185	$2,395,247	$(64,738)	$1,125,126	$(2,417,944)	$1,105,799

For the Three Months Ended September 30, 2022

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2022	—	116,753,174	$1,168	$2,363,709	$(57,788)	$1,247,839	$(2,296,837)	$1,258,091
Net (loss)	—	—	—	—	—	(50,411)	—	(50,411)
Other comprehensive (loss)	—	—	—	—	(7,147)	—	—	(7,147)
Employee stock purchase and incentive plans	—	38,698	—	34	—	—	—	34
Non-cash equity award compensation	—	—	—	5,068	—	—	—	5,068
Share repurchases		(3,448,858)	(35)	(23,659)	—	—	—	(23,694)
Common dividends declared ($0.23 per share)(1)	—	—	—	—	—	—	(27,699)	(27,699)
September 30, 2022	—	113,343,014	$1,133	$2,345,152	$(64,935)	$1,197,428	$(2,324,536)	$1,154,242
For the Nine Months Ended September 30, 2022

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Amount
December 31, 2021	—	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net (loss)	—	—	—	—	—	(119,462)	—	(119,462)
Other comprehensive (loss)	—	—	—	—	(56,008)	—	—	(56,008)
Issuance of common stock	—	5,232,869	52	67,424	—	—	—	67,476
Employee stock purchase and incentive plans	—	346,727	3	(1,151)	—	—	—	(1,148)
Non-cash equity award compensation	—	—	—	18,505	—	—	—	18,505
Share repurchases		(7,128,891)	(71)	(56,425)	—	—	—	(56,496)
Common dividends declared (0.69 per share)(1)	—	—	—	—	—	—	(84,712)	(84,712)
September 30, 2022	—	113,343,014	$1,133	$2,345,152	$(64,935)	$1,197,428	$(2,324,536)	$1,154,242
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(23,317)	$(119,462)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	14,137	2,041
Depreciation and amortization of non-financial assets	11,082	12,115
Originations of held-for-sale loans	(577,098)	(913,477)
Purchases of held-for-sale loans	(1,051,236)	(3,734,972)
Proceeds from sales of held-for-sale loans	692,392	4,110,949
Principal payments on held-for-sale loans	45,326	160,985
Net settlements of derivatives	(5,023)	158,868
Non-cash equity award compensation expense	14,952	18,505
Market valuation adjustments	(1,275)	183,487
Realized (gains) losses, net	(1,104)	(2,581)
Net change in:
Other assets	14,687	56,156
Accrued expenses and other liabilities	(984)	(62,046)
Net cash used in operating activities	(867,461)	(129,432)
Cash Flows From Investing Activities:
Originations of loan investments	(674,500)	(1,377,714)
Purchases of loan investments	—	(22,006)
Proceeds from sales of loans	5,351	—
Principal payments on loan investments	1,126,609	1,666,514
Purchases of real estate securities	(9,855)	(15,006)
Proceeds from sales of real estate securities	138,111	27,471
Principal payments on real estate securities	950	26,584
Repayments from servicer advance investments, net	55,828	65,772
Acquisition of Riverbend, net of cash acquired	—	(40,636)
Purchases of HEI	(25,626)	(176,439)
Repayments on HEI	26,153	35,187
Other investing activities, net	(3,787)	(20,768)
Net cash provided by investing activities	639,234	168,959
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,956,373	4,149,726
Repayments on short-term debt	(2,393,313)	(5,192,165)
Proceeds from issuance of asset-backed securities	1,240,121	1,420,289
Repayments on asset-backed securities issued	(657,638)	(1,288,294)
Proceeds from borrowings on long-term debt	442,039	1,678,805
Deferred long-term debt issuance costs paid	(1,640)	(17,925)
Repayments on long-term debt	(451,253)	(873,820)
Payments on repurchase of common stock	—	(56,496)
Taxes paid on equity award distributions	(3,288)	(1,571)
Net proceeds from issuance of common stock	33,788	67,899
Net proceeds from issuance of preferred stock	66,923	—
Dividends paid on common stock	(66,447)	(84,712)
Dividends paid on preferred stock	(3,449)	—
Other financing activities, net	(3,630)	(3,659)
Net cash provided by (used in) financing activities	158,586	(201,923)
Net decrease in cash, cash equivalents and restricted cash	(69,641)	(162,396)
Cash, cash equivalents and restricted cash at beginning of period (1)	329,364	531,484
Cash, cash equivalents and restricted cash at end of period (1)	$259,723	$369,088

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$436,879	$378,691
Taxes (refunded) paid	(1,034)	3,894
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	—
Retention of mortgage servicing rights from loan securitizations and sales	—	4,543
Transfers from loans held-for-sale to loans held-for-investment	2,009,030	2,643,027
Transfers from residential loans to real estate owned	53,906	4,033
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	337	—
Reduction in operating lease liabilities due to lease modification	274	—
Transfers from short-term debt to long-term debt	325,173	—
Transfers from long-term debt to short-term debt	427,021	908,627
`
(1)    Cash, cash equivalents, and restricted cash includes cash and cash equivalents of $204 million and restricted cash of $56 million at September 30, 2023, and includes cash and cash equivalents of $297 million and restricted cash of $72 million at September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to help make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential and business purpose housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio.
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

Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2023 and December 31, 2022, and for the three and nine months ended September 30, 2023 and 2022. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at September 30, 2023 and results of operations for all periods presented. The results of operations for the three and nine months ended September 30, 2023 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans ("Sequoia"), entities formed in connection with the securitization of CoreVest BPL term and bridge loans ("CAFL") and an entity formed in connection with the securitization of home equity investment contracts ("HEI"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Consolidated Agency multifamily loans, at fair value, the underlying BPL term and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment, at fair value, and the underlying HEI at the consolidated HEI securitization entity are shown under Home equity investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 15 for further discussion on ABS issued.
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
September 30, 2023
(Unaudited)
Note 2. Basis of Presentation - (continued)
Acquisitions
On July 1, 2022, we acquired Riverbend Funding LLC ("Riverbend"), a private mortgage lender for residential transitional and commercial real estate investors. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding this acquisition, including purchase price allocations. Additionally, in 2019 we acquired 5 Arches and CoreVest, an originator and portfolio manager of business purpose residential loans. In connection with these acquisitions, we identified and recorded finite-lived intangible assets totaling $95 million. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at September 30, 2023.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at September 30, 2023	Carrying Value at September 30, 2023	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(27,580)	$28,720	7
Broker network	18,100	(16,592)	1,508	5
Non-compete agreements	11,400	(10,292)	1,108	3
Tradenames	4,400	(4,166)	234	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(63,030)	$31,570	6
All of our intangible assets are amortized on a straight-line basis. For the nine months ended September 30, 2023, we recorded intangible asset amortization expense of $9 million. For the nine months ended September 30, 2022, we recorded intangible asset amortization expense of $11 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	September 30, 2023
2023 (3 months)	$3,109
2024	9,412
2025	8,426
2026	6,694
2027	1,571
2028 and thereafter	2,358
Total Future Intangible Asset Amortization	$31,570

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at September 30, 2023.

We recorded total goodwill of $23 million during the three months ended September 30, 2022 as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. For reporting purposes, we included the intangible assets and goodwill from the Riverbend acquisition within our Business Purpose Mortgage Banking segment. There were no changes to the balance of goodwill during the nine months ended September 30, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 2. Basis of Presentation - (continued)
The potential liability resulting from the contingent consideration arrangement with Riverbend was recorded at its acquisition-date fair value of zero as part of the total consideration for the acquisition of Riverbend. At September 30, 2023, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income. During the nine months ended September 30, 2023, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 17 for additional information on our contingent consideration liability.

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

Table 2.3 – Unaudited Pro Forma Financial Information

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(In Thousands)
Supplementary pro forma information:
Net interest income	$34,935	$132,475
Non-interest (loss) income	(37,135)	(121,614)
Net (loss) income	(50,411)	(117,090)

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
September 30, 2023
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
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848." This new guidance defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. Through September 30, 2023, we had not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
At September 30, 2023, we had no remaining LIBOR-indexed financial assets or liabilities. Our bridge loans and trust preferred securities that were previously indexed to LIBOR at June 30, 2023, were transitioned to SOFR indexes in the third quarter of 2023.
Other Recent Accounting Pronouncements Pending Adoption
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the accounting and disclosure requirements of ASU 2022-03 and we plan to adopt this new guidance by the required date. We do not anticipate that this update will have a material impact on our financial statements.
In August 2023, the FASB issued ASU 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires a joint venture, upon formation, to initially measure its assets and liabilities at fair value. This generally aligns the treatment to be consistent with the guidance for business combinations. Joint venture entities that are private companies may elect to include customer-related intangible assets and non-competition agreements within goodwill and not as separate intangible assets. This new guidance is effective for all joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. We are evaluating the accounting and disclosure requirements of ASU 2023-05 and we plan to adopt this new guidance by the required date. We do not anticipate that this update will have a material impact on our financial statements.
Balance Sheet Netting
Certain of our derivatives and short-term debt are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our consolidated balance sheets. However, we do not elect to report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2023 and December 31, 2022.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2023 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$13,819	$—	$13,819	$—	$(9,428)	$4,391
TBAs	16,613	—	16,613	(1,169)	(14,032)	1,412
Futures	2,187	—	2,187	(199)	(146)	1,842
Total Assets	$32,619	$—	$32,619	$(1,368)	$(23,606)	$7,645

Liabilities (2)
TBAs	$(5,495)	$—	$(5,495)	$1,169	$4,326	$—
Futures	(199)	—	(199)	199	—	—
Loan warehouse debt	(325,880)	—	(325,880)	325,880	—	—
Total Liabilities	$(331,574)	$—	$(331,574)	$327,248	$4,326	$—

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2022 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$14,625	$—	$14,625	$—	$(5,944)	$8,681
TBAs	1,893	—	1,893	(1,873)	—	20
Futures	3,976	—	3,976	(57)	—	3,919
Total Assets	$20,494	$—	$20,494	$(1,930)	$(5,944)	$12,620

Liabilities (2)
TBAs	$(16,784)	$—	$(16,784)	$1,873	$4,518	$(10,393)
Futures	(57)	—	(57)	57	—	—
Loan warehouse debt	(224,695)	—	(224,695)	224,695	—	—
Total Liabilities	$(241,536)	$—	$(241,536)	$226,625	$4,518	$(10,393)
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
September 30, 2023
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
Analysis of Consolidated VIEs
At September 30, 2023, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At September 30, 2023, we held an 80% ownership interest in, and were responsible for the management of, each such entity. See Note 11 for a further description of these entities and the investments they hold and Note 13 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 14 for additional information on the servicer advance financing.
During 2021, we consolidated an HEI securitization entity formed to invest in HEI that we determined was a VIE and for which we determined we were the primary beneficiary. At September 30, 2023 and December 31, 2022, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 13 for additional information on non-controlling interests in the entity. We consolidate the HEI securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
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
September 30, 2023
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
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2023	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$150,152	$3,774,090	$—	$1,312,149	$—	$—	$—	$5,236,391
Business purpose loans, held-for-investment	—	—	3,494,669	—	—	—	—	3,494,669
Consolidated Agency multifamily loans	—	—	—	—	420,554	—	—	420,554
Home equity investments	—	—	—	—	—	—	129,150	129,150
Other investments	—	—	—	—	—	252,650	—	252,650
Cash and cash equivalents	—	—	—	—	—	15,198	—	15,198
Restricted cash	67	76	24,127	—	—	—	4,015	28,285
Accrued interest receivable	333	15,263	19,267	4,900	1,275	2,232	—	43,270
Other assets	—	—	8,062	2,865	—	7,973	50	18,950
Total Assets	$150,552	$3,789,429	$3,546,125	$1,319,914	$421,829	$278,053	$133,215	$9,639,117
Short-term debt	$—	$—	$—	$—	$—	$154,128	$—	$154,128
Accrued interest payable	310	12,695	11,181	3,398	1,150	385	—	29,119
Accrued expenses and other liabilities	(106)	80	2,736	—	—	32,062	25,627	60,399
Asset-backed securities issued	149,202	3,568,505	3,134,929	1,058,991	387,650	—	92,773	8,392,050
Total Liabilities	$149,406	$3,581,280	$3,148,846	$1,062,389	$388,800	$186,575	$118,400	$8,635,696

Value of our investments in VIEs(1)	$950	$205,581	$394,184	$256,023	$32,904	$91,478	$14,815	$995,935
Number of VIEs	20	20	20	2	1	3	1	67

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
(1)Value of our investments in VIEs, as presented in this table, represents the fair value of our economic interests in the consolidated VIEs that we account for under the CFE election. CAFL includes BPL term loan securitizations we account for under the CFE election and two BPL bridge loan securitizations for which we did not make the CFE election. As of September 30, 2023 and December 31, 2022, the fair value of our interests in the CAFL Term securitizations were $316 million and $304 million, respectively, and the remaining values were associated with our interests in the CAFL Bridge securitizations, for which the ABS issued is carried at amortized historical cost. At December 31, 2022, Freddie Mac SLST includes securitizations we account for under the CFE election and also includes ABS issued in relation to a re-securitization of the securities we own in the consolidated Freddie Mac SLST VIEs, that we account for at amortized historical cost. In January 2023, we called the Freddie Mac SLST re-securitization and paid off the associated outstanding ABS issued. As of September 30, 2023 and December 31, 2022, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election was $256 million and $323 million, respectively, with the difference reflected in the December 31, 2022 table above due to ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the three and nine months ended September 30, 2023 and 2022.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended September 30, 2023
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,596	$40,180	$52,940	$15,065	$4,677	$8,069	$—	$123,527
Interest expense	(2,487)	(35,810)	(38,273)	(10,523)	(4,290)	(3,410)	—	(94,793)
Net interest income	109	4,370	14,667	4,542	387	4,659	—	28,734
Non-interest income
Investment fair value changes, net	(215)	(4,966)	(6,562)	(32,388)	390	3,059	968	(39,714)
Other income	—	—	377	—	—	—	—	377
Total non-interest income, net	(215)	(4,966)	(6,185)	(32,388)	390	3,059	968	(39,337)
General and administrative expenses	—	—	—	—	—	(89)	—	(89)
Other expenses	—	—	—	—	—	(1,526)	—	(1,526)
Income (loss) from Consolidated VIEs	$(106)	$(596)	$8,482	$(27,846)	$777	$6,103	$968	$(12,218)

	Nine Months Ended September 30, 2023
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$7,879	$112,302	$161,960	$45,831	$13,993	$23,794	$—	$365,759
Interest expense	(7,650)	(99,859)	(116,360)	(32,392)	(12,842)	(11,054)	—	(280,157)
Net interest income	229	12,443	45,600	13,439	1,151	12,740	—	85,602
Non-interest income
Investment fair value changes, net	(319)	(1,596)	(4,643)	(40,017)	1,138	7,265	1,846	(36,326)
Other income	—	—	761	—	—	—	—	761
Total non-interest income, net	(319)	(1,596)	(3,882)	(40,017)	1,138	7,265	1,846	(35,565)
General and administrative expenses	—	—	—	—	—	(82)	—	(82)
Other expenses	—	—	—	—	—	(4,007)	—	(4,007)
Income (loss) from Consolidated VIEs	$(90)	$10,847	$41,718	$(26,578)	$2,289	$15,916	$1,846	$45,948

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
September 30, 2023
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2023, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table summarizes the cash flows during the three and nine months ended September 30, 2023 and 2022 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
MSR fees received	$664	$737	$2,020	$2,365
Funding of compensating interest, net	(1)	(11)	(3)	(41)
Cash flows received on retained securities	3,254	3,096	8,938	20,380
The following table presents additional information at September 30, 2023 and December 31, 2022, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.4 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2023	December 31, 2022
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$32,772	$28,722
Subordinate securities, classified as AFS	73,160	74,367
Mortgage servicing rights	11,562	11,589
Maximum loss exposure (1)	$117,494	$114,678
Assets transferred:
Principal balance of loans outstanding	$3,830,002	$4,052,922
Principal balance of loans 30+ days delinquent	18,498	27,739
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
September 30, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2023 and December 31, 2022.
Table 4.5 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2023	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2023	$11,562	$32,772	$73,160
Expected life (in years) (2)	8	10	15
Prepayment speed assumption (annual CPR) (2)	6%	5%	8%
Decrease in fair value from:
10% adverse change	$207	$589	$458
25% adverse change	513	1,400	1,086
Discount rate assumption (2)	13%	14%	9%
Decrease in fair value from:
100 basis point increase	$405	$1,547	$6,878
200 basis point increase	827	2,782	12,831
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$31
25% higher losses	N/A	N/A	80

December 31, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2022	$11,589	$28,722	$74,367
Expected life (in years) (2)	7	7	16
Prepayment speed assumption (annual CPR) (2)	8%	10%	8%
Decrease in fair value from:
10% adverse change	$311	$970	$386
25% adverse change	779	2,344	907
Discount rate assumption (2)	11%	12%	9%
Decrease in fair value from:
100 basis point increase	$430	$980	$7,198
200 basis point increase	832	1,894	13,394
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$31
25% higher losses	N/A	N/A	76

(1)Senior securities included $33 million and $29 million of interest-only securities at September 30, 2023 and December 31, 2022, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2023 and December 31, 2022, grouped by asset type.
Table 4.6 – Third-Party Sponsored VIE Summary

(In Thousands)	September 30, 2023	December 31, 2022
Mortgage-Backed Securities
Senior	$8,397	$145
Subordinate	15,116	137,241
Total Mortgage-Backed Securities	23,513	137,386
Excess MSR	5,590	7,082
Total Investments in Third-Party Sponsored VIEs	$29,103	$144,468
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
September 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2023 and December 31, 2022.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale, at fair value	$610,918	$610,918	$780,781	$780,781
Residential loans, held-for-investment, at fair value	5,236,391	5,236,391	4,832,407	4,832,407
Business purpose loans, held-for-sale, at fair value	102,777	102,777	364,073	364,073
Business purpose loans, held-for-investment, at fair value	5,146,553	5,146,553	4,968,513	4,968,513
Consolidated Agency multifamily loans, at fair value	420,554	420,554	424,551	424,551
Real estate securities, at fair value	129,445	129,445	240,475	240,475
HEI	431,272	431,272	403,462	403,462
Servicer advance investments (1)	219,813	219,813	269,259	269,259
MSRs (1)	26,033	26,033	25,421	25,421
Excess MSRs (1)	38,427	38,427	39,035	39,035
Other investments (1)	5,583	5,583	6,155	6,155
Cash and cash equivalents	203,622	203,622	258,894	258,894
Restricted cash	56,101	56,101	70,470	70,470
Derivative assets	37,686	37,686	20,830	20,830
Margin receivable (2)	10,536	10,536	13,802	13,802
Liabilities
Short-term debt (3)	$1,329,017	$1,327,134	$1,853,664	$1,853,664
Margin payable (4)	25,210	25,210	5,944	5,944
Guarantee obligations (4)	5,913	3,734	6,344	4,738
HEI securitization non-controlling interest	25,627	25,627	22,329	22,329
Derivative liabilities	8,781	8,781	16,855	16,855
ABS issued, net
at fair value	7,910,345	7,910,345	7,424,132	7,424,132
at amortized cost	481,705	454,973	562,620	524,768
Other long-term debt, net (5)	1,320,733	1,315,014	1,077,200	1,069,946
Convertible notes, net (5)	517,662	489,828	693,473	638,049
Trust preferred securities and subordinated notes, net (5)	138,802	97,650	138,767	83,700
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
During the three and nine months ended September 30, 2023, we elected the fair value option for zero and $8 million of securities, respectively, $858 million and $1.1 billion (principal balance) of residential loans, respectively, and $411 million and $1.26 billion (principal balance) of business purpose loans, respectively. Additionally, during the three and nine months ended September 30, 2023, we elected the fair value option for $0.1 million and $26 million of HEI, respectively. For the three and nine months ended September 30, 2023, we elected the fair value option for zero and $1 million, respectively, of Other investments. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities, HEI and certain equity investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2023 and December 31, 2022, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2023	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,847,309	$—	$—	$5,847,309
Business purpose loans	5,249,330	—	—	5,249,330
Consolidated Agency multifamily loans	420,554	—	—	420,554
Real estate securities	129,445	—	—	129,445
HEI	431,272	—	—	431,272
Servicer advance investments	219,813	—	—	219,813
MSRs	26,033	—	—	26,033
Excess MSRs	38,427	—	—	38,427
Other investments	5,583	—	—	5,583
Derivative assets	37,686	18,800	13,819	5,067

Liabilities
HEI securitization non-controlling interest	$25,627	$—	$—	$25,627
Derivative liabilities	8,781	5,694	—	3,087
ABS issued	7,910,345	—	—	7,910,345

December 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,613,157	$—	$—	$5,613,157
Business purpose loans	5,332,586	—	—	5,332,586
Consolidated Agency multifamily loans	424,551	—	—	424,551
Real estate securities	240,475	—	—	240,475
HEI	403,462	—	—	403,462
Servicer advance investments	269,259	—	—	269,259
MSRs	25,421	—	—	25,421
Excess MSRs	39,035	—	—	39,035
Other investments	6,155	—	—	6,155
Derivative assets	20,830	5,869	14,625	336

Liabilities
HEI securitization non-controlling interest	$22,329	$—	$—	$22,329
Derivative liabilities	16,855	16,841	—	14
ABS issued	7,424,132	—	—	7,424,132

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	HEI	Servicer Advance Investments	Excess MSRs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2022	$5,613,157	$5,332,586	$424,552	$108,329	$132,146	$403,462	$269,259	$39,035	$31,576
Acquisitions	1,050,444	—	—	7,883	1,979	25,626	—	—	500
Originations	—	1,255,680	—	—	—	—	—	—	—
Sales	(226,646)	(471,336)	—	(82,270)	(54,339)	—	—	—	(272)
Principal paydowns	(363,128)	(802,610)	(6,198)	(324)	(632)	(26,153)	(55,828)	—	(114)
Gains (losses) in net income, net	(224,162)	(17,809)	2,200	14,423	946	28,337	6,382	(608)	426
Unrealized losses in OCI, net	—	—	—	—	1,304	—	—	—	—
Other settlements, net (1)	(2,356)	(47,181)	—	—	—	—	—	—	(500)
Ending balance - September 30, 2023	$5,847,309	$5,249,330	$420,554	$48,041	$81,404	$431,272	$219,813	$38,427	$31,616

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2022	$322	$22,329	$7,424,132
Acquisitions	—	—	1,240,120
Principal paydowns	—	—	(571,883)
Gains (losses) in net income, net	10,086	3,298	(182,023)
Other settlements, net (1)	(8,428)	—	—
Ending balance - September 30, 2023	$1,980	$25,627	$7,910,346
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
September 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2023 and 2022. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2023 and 2022 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2023 and 2022 Included in Net Income

	Included in Net Income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Assets
Residential loans at Redwood	$(3,963)	$(28,762)	$(4,404)	$(42,952)
Business purpose loans at Redwood and CAFL Bridge	(15,646)	(10,967)	(25,876)	(39,019)
Net investments in consolidated Sequoia entities (1)	(4,471)	(11,264)	(1,952)	(22,467)
Net investments in consolidated Freddie Mac SLST entities (1)	(32,397)	(41,969)	(40,398)	(75,043)
Net investments in consolidated Freddie Mac K-Series entities (1)	390	316	1,138	390
Net investments in consolidated CAFL Term entities (1)	(3,800)	(6,585)	(1,903)	(24,365)
Net investment in consolidated HEI securitization entity (1)	2,700	(1,652)	5,145	11,348
Trading securities	4,408	(12,668)	5,795	(34,104)
Available-for-sale securities	66	—	(32)	—
HEI at Redwood	8,705	(4,903)	19,592	(2,272)
Servicer advance investments	4,069	(3,905)	6,383	(10,218)
MSRs	160	1,653	1,425	9,118
Excess MSRs	(1,450)	(351)	(608)	(3,779)
Loan purchase and interest rate lock commitments	5,061	723	5,067	744

Liabilities
Non-controlling interest in consolidated HEI entity	$(1,732)	$1,068	$(3,298)	$(7,320)
Loan purchase commitments	(3,087)	(212)	(3,087)	(212)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income related to securitized loans, securitized HEI, and the associated ABS issued at our consolidated securitization entities held at September 30, 2023 and 2022, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2023. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at September 30, 2023.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2023

					Gain (Loss) for
September 30, 2023	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2023	September 30, 2023
Assets
Strategic investments	$6,750	$—	$—	$6,750	$100	$(2,550)
REO	423	—	—	423	(65)	(65)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Mortgage Banking Activities, Net
Residential loans held-for-sale	$(8,683)	$(20,060)	$(2,774)	$(71,776)
Residential loan purchase commitments	5,864	(2,716)	8,045	(53,236)
BPL term loans held-for-sale	1,600	(19,325)	13,214	(83,827)
BPL term loan interest rate lock commitments	—	19	—	(666)
BPL bridge loans	1,438	(9)	4,808	2,242
Trading securities (1)	(482)	148	2,188	4,249
Risk management derivatives, net	15,591	48,363	11,802	164,137
Total mortgage banking activities, net (2)	$15,328	$6,420	$37,283	$(38,877)
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood (called Sequoia loans)	$—	$(6,614)	$183	$(18,876)
BPL term loans held-for-sale	—	—	(14,430)	—
BPL bridge loans held-for-investment	(16,899)	2,482	(22,867)	(9,220)
Trading securities	5,738	(12,668)	12,271	(34,268)
Servicer advance investments	4,069	(3,905)	6,382	(10,217)
Excess MSRs	(1,450)	(351)	(608)	(3,779)
Net investments in Legacy Sequoia entities (3)	(215)	(328)	(319)	(1,378)
Net investments in Sequoia entities (3)	(4,256)	(10,936)	(886)	(20,644)
Net investments in Freddie Mac SLST entities (3)	(32,388)	(41,892)	(40,017)	(74,796)
Net investment in Freddie Mac K-Series entity (3)	390	316	1,138	390
Net investments in CAFL Term entities (3)	(3,800)	(6,585)	(1,903)	(24,365)
Net investments in HEI securitization entities (3)	968	(584)	1,846	4,028
HEI at Redwood	9,290	(4,774)	21,598	(1,986)
Other investments	(414)	1,445	(4,208)	12,028
Risk management derivatives, net	7,471	27,241	6,446	33,609
Credit losses on AFS securities, net	66	(544)	(33)	(2,315)
Other	—	—	(746)	—
Total investment fair value changes, net	$(31,430)	$(57,697)	$(36,153)	$(151,789)
Other Income
MSRs	$(209)	$1,236	$612	$8,031
Other	(7)	(852)	(467)	(852)
Total other income (4)	$(216)	$384	$145	$7,179
Total Market Valuation Gains (Losses), Net	$(16,318)	$(50,893)	$1,275	$(183,487)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
(3)Includes changes in fair value of the loans held-for-investment, securitized HEI, REO, and ABS issued at the entities, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases of MSRs, as these amounts do not represent market valuation adjustments.
At September 30, 2023, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2023	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo loans	$540,782	Senior credit spread to TBA price(2)	$1.63		$2.63		$1.71
		Subordinate credit spread(2)	275		1020	bps	438	bps
		Senior credit support(2)	7		7%		7%
		IO discount rate(2)	10		10%		10%
		Prepayment rate (annual CPR)(2)	15		15%		15%

Jumbo loans committed to sell	70,136	Whole loan committed sales price	$98	-	$101		$98

Loans held by Legacy Sequoia (3)	150,152	Liability price			N/A		N/A

Loans held by Sequoia (3)	3,774,090	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (3)	1,312,149	Liability price			N/A		N/A

Business purpose loans:
BPL term loans	72,149	Senior credit spread(2)	185	-	185	bps	185	bps
		Subordinate credit spread(2)	325	-	818	bps	468	bps
		Senior credit support(2)	35	-	35%		35%
		IO discount rate(2)	8	-	9%		8%
		Prepayment rate (annual CPR)(2)	—	-	3%		3%
		Dollar price of non-performing loans	$60	-	$100		$61

BPL term loans held by CAFL (3)	2,969,217	Liability price			N/A		N/A

BPL bridge loans	2,207,964	Whole loan discount rate	6	-	12%		9%
		Whole loan spread	520	-	520	bps	520	bps
		Dollar price of non-performing loans	$48	-	$100		$91

Multifamily loans held by Freddie Mac K-Series (3)	420,554	Liability price			N/A		N/A

Trading and AFS securities	129,445	Discount rate	6	-	18%		11%
		Prepayment rate (annual CPR)	4	-	65%		10%
		Default rate	—	-	14%		0.1%
		Loss severity	—	-	50%		22%

HEI	302,122	Discount rate	10	-	11%		10%
		Prepayment rate (annual CPR)	1	-	20%		15%
		Home price appreciation (depreciation)	(1)	-	3%		3%

HEI held by HEI securitization entity(3)	129,150	Liability price			N/A		N/A

Servicer advance investments	219,813	Discount rate	3	-	5%		4%
		Prepayment rate (annual CPR)	11	-	30%		14%
		Expected remaining life (4)	6	-	6	yrs	6	yrs
		Mortgage servicing income	—	-	18	bps	4	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

September 30, 2023	Fair Value	Input Values
(Dollars in Thousands, except Input Values)	Unobservable Input	Range	Weighted Average (1)
Assets (continued)
MSRs	$26,033	Discount rate	12	-	73%	13%
Prepayment rate (annual CPR)	3	-	21%	6%
Per loan annual cost to service	$93	-	$93	$93

Excess MSRs	38,427	Discount rate	13	-	19%	18%
Prepayment rate (annual CPR)	10	-	100%	17%
Excess mortgage servicing amount	8	-	20	bps	11	bps

Residential loan purchase commitments, net	1,980	Senior credit spread to TBA price(2)	$1.63	$2.63	$1.71
Subordinate credit spread(2)	275	-	1020	bps	438	bps
Senior credit support(2)	7	-	7%	7%
IO discount rate(2)	10	-	10%	10%
Prepayment rate (annual CPR)(2)	15	-	15%	15%
Pull-through rate	22	-	100%	68%
Committed sales price	$102	-	$103	$102

Liabilities
ABS issued (3):
At consolidated Sequoia entities	3,717,707	Discount rate	4	-	19%	8%
Prepayment rate (annual CPR)	3	-	25%	8%
Default rate	—	-	16%	1%
Loss severity	25	-	50%	31%

At consolidated CAFL Term entities	2,653,224	Discount rate	6	-	12%	7%
Prepayment rate (annual CPR)	—	-	3%	0.1%
Default rate	5	-	14%	7%
Loss severity	30	-	40%	30%

At consolidated Freddie Mac SLST entities	1,058,991	Discount rate	6	-	16%	7%
Prepayment rate (annual CPR)	6	-	6%	6%
Default rate	12	-	14%	13%
Loss severity	25	-	25%	25%

At consolidated Freddie Mac K-Series entities (3)	387,650	Discount rate	3	-	10%	6%

At consolidated HEI entities	92,773	Discount rate	10	-	16%	11%
Prepayment rate (annual CPR)	20	-	20%	20%
Home price appreciation (depreciation)	(1)	-	3%	3%

(1)The weighted average input values for all loan types are based on unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)Values represent pricing inputs used in securitization pricing model. Credit spreads represent spreads to applicable swap rates unless specified otherwise.
(3)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At September 30, 2023, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $206 million, $316 million, $256 million, $33 million, and $15 million, respectively.
(4)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
Certain of our Other investments (inclusive of strategic investments in early-stage companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of September 30, 2023, the carrying value of these investments was $6 million.

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2023 and December 31, 2022.
Table 6.1 – Classifications and Carrying Values of Residential Loans

September 30, 2023		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$610,946	$—	$—	$—	$610,946
Held-for-investment at fair value	—	150,152	3,774,090	1,312,149	5,236,391
Total Residential Loans	$610,946	$150,152	$3,774,090	$1,312,149	$5,847,337

December 31, 2022		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$780,781	$—	$—	$—	$780,781
Held-for-investment at fair value	—	184,932	3,190,417	1,457,058	4,832,407
Total Residential Loans	$780,781	$184,932	$3,190,417	$1,457,058	$5,613,188

At September 30, 2023, we owned mortgage servicing rights associated with $653 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Sale
The following table summarizes the characteristics of residential loans held-for-sale at September 30, 2023 and December 31, 2022.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Number of loans	665	994
Unpaid principal balance	$658,540	$822,063
Fair value of loans	$610,946	$780,781
Market value of loans pledged as collateral under short-term borrowing agreements	$608,649	$775,545
Weighted average coupon	5.43%	5.12%

Delinquency information
Number of loans with 90+ day delinquencies	—	1
Unpaid principal balance of loans with 90+ day delinquencies	$—	$208
Fair value of loans with 90+ day delinquencies	$—	$170
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three and nine months ended September 30, 2023 and 2022.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Principal balance of loans acquired (1)	$857,974	$336,698	$1,092,992	$3,597,339
Principal balance of loans sold	53,743	662,302	235,821	3,727,993
Principal balance of loans transferred to HFI	337,752	—	995,047	687,192
Net market valuation gains (losses) recorded (2)	(8,683)	(26,674)	(2,590)	(90,652)
(1)For the nine months ended September 30, 2022, includes $102 million, of loans acquired through calls of three seasoned Sequoia securitizations.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2023 and December 31, 2022.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

September 30, 2023	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,098	5,460	10,448
Unpaid principal balance	$164,904	$4,624,113	$1,641,178
Fair value of loans (2)	$150,152	$3,774,090	$1,312,149
Weighted average coupon	6.35%	3.73%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	24	9	818
Unpaid principal balance of loans with 90+ day delinquencies (1)	$5,460	$7,599	$139,349
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	14	6	317
Unpaid principal balance of loans in foreclosure	$2,742	$4,842	$52,918

December 31, 2022	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,304	4,624	10,882
Unpaid principal balance	$204,404	$3,847,091	$1,719,236
Fair value of loans (2)	$184,932	$3,190,417	$1,457,058
Weighted average coupon	4.51%	3.25%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	30	10	1,211
Unpaid principal balance of loans with 90+ day delinquencies (1)	$6,824	$7,799	$209,397
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	11	5	427
Unpaid principal balance of loans in foreclosure	$1,166	$4,654	$72,440
(1)For loans held at consolidated entities, the number and UPB of loans 90-or-more days delinquent includes loans in foreclosure.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 6. Residential Loans - (continued)
For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income. The following table provides the activity of residential loans held-for-investment at consolidated entities during the three and nine months ended September 30, 2023 and 2022.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$337,752	N/A	N/A	$—	N/A
Net market valuation gains (losses) recorded	(2,242)	(175,011)	(51,046)	5,182	(202,825)	(104,040)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$995,047	N/A	N/A	$684,491	N/A
Net market valuation gains (losses) recorded	4,014	(166,909)	(62,756)	12,286	(685,042)	(224,543)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
REO
See Note 13 for detail on residential loan REO activity during 2023.

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including term loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at September 30, 2023 and December 31, 2022.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

September 30, 2023	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$72,149	—	$30,628	$—	$102,777
Held-for-investment at fair value	—	2,969,217	1,651,883	525,453	5,146,553
Total Business Purpose Loans	$72,149	$2,969,217	$1,682,511	$525,453	$5,249,330

December 31, 2022	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,791	$—	$5,282	$—	$364,073
Held-for-investment at fair value	—	2,944,984	1,507,146	516,383	4,968,513
Total Business Purpose Loans	$358,791	$2,944,984	$1,512,428	$516,383	$5,332,586

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)
All of the outstanding BPL term loans at September 30, 2023 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.
The outstanding BPL bridge loans held-for-investment at September 30, 2023 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 78% one-month SOFR-indexed adjustable-rate loans, and 22% fixed-rate loans (in each case based on unpaid principal balance).
At September 30, 2023, we had $623 million in commitments to fund BPL bridge loans. See Note 17 for additional information on these commitments.
The following table provides the activity of business purpose loans at Redwood during the three and nine months ended September 30, 2023 and 2022.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In Thousands)	BPL Term at Redwood	BPL Bridge at Redwood	BPL Term at Redwood	BPL Bridge at Redwood
Principal balance of loans originated	$105,777	$303,284	$99,281	$470,425
Principal balance of loans acquired	—	1,820	—	59,977
Principal balance of loans sold to third parties	27,436	34,061	37,202	48,279
Fair value of loans transferred (1)	(278,751)	(116,679)	266,181	(77,362)
Mortgage banking activities income (loss) recorded (3)	1,600	1,438	(19,325)	(110)
Investment fair value changes recorded (4)	—	(16,899)	—	(679)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In Thousands)	BPL Term at Redwood	BPL Bridge at Redwood	BPL Term at Redwood	BPL Bridge at Redwood
Principal balance of loans originated	$408,477	$828,149	$865,253	$1,424,604
Principal balance of loans acquired	—	19,054	100,349	81,983
Principal balance of loans sold to third parties	425,542	65,868	368,704	48,279
Fair value of loans transferred (1)(2)	(278,751)	(337,657)	561,218	(465,966)
Mortgage banking activities income (loss) recorded (3)	13,214	4,808	(83,827)	1,129
Investment fair value changes recorded (2)(4)	(14,430)	(22,867)	—	(6,747)
(1)For BPL term at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL term securitizations. For BPL bridge at Redwood, represents the transfer of BPL bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their inclusion in an existing bridge loan securitization with a replenishment feature.
(2)During the nine months ended September 30, 2023, we substituted a pool of held-for-sale term loans at Redwood for a non-performing held-for-investment term loan at a consolidated CAFL securitization, each with unpaid principal balances of approximately $28 million. The negative investment fair value changes recorded for BPL Term at Redwood during the nine months ended September 30, 2023 were attributable to this substitution, with an equal and offsetting positive fair value change recorded for BPL Term at CAFL (related to the retained bond we own in the associated consolidated CAFL securitization).
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
September 30, 2023
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

The following table provides the activity of business purpose loans held-for-investment at CAFL during the three and nine months ended September 30, 2023 and 2022.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In Thousands)	BPL Term at CAFL	BPL Bridge at CAFL	BPL Term at CAFL	BPL Bridge at CAFL
Net market valuation gains (losses) recorded(1)	$(1,360)	$(2,560)	$(108,980)	$1,906
Transfers	278,751	116,679	—	—

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In Thousands)	BPL Term at CAFL	BPL Bridge at CAFL	BPL Term at CAFL	BPL Bridge at CAFL
Net market valuation gains (losses) recorded(1)	$(1,961)	$(1,960)	$(419,182)	$50
Transfers	278,751	337,657	—	—
(1)Net market valuation gains (losses) on business purpose loans held-for-investment at CAFL are recorded through Investment fair value changes, net on our consolidated statements of income. For loans held at our consolidated CAFL term entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 4.2.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at September 30, 2023 and December 31, 2022.
Table 7.4 – Characteristics of Business Purpose Loans

September 30, 2023	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	45	1,093	1,853	1,344
Unpaid principal balance	$83,300	$3,283,186	$1,704,418	$521,214
Fair value of loans	$72,149	$2,969,217	$1,682,511	$525,453
Weighted average coupon	6.98%	5.35%	10.46%	10.79%
Weighted average remaining loan term (years)	8	5	1	1
Market value of loans pledged as collateral under short-term debt facilities	$789	N/A	$91,561	N/A
Market value of loans pledged as collateral under long-term debt facilities	$46,915	N/A	$1,497,589	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	2	43	45	56
Unpaid principal balance of loans with 90+ day delinquencies(2)	$27,836	$102,676	$80,924	$7,656
Fair value of loans with 90+ day delinquencies	$16,822	N/A	$71,277	$7,656
Number of loans in foreclosure	2	6	42	49
Unpaid principal balance of loans in foreclosure	$27,836	$4,557	$56,272	$4,424
Fair value of loans in foreclosure	$16,822	N/A	$49,886	$4,424

December 31, 2022	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	91	1,131	1,601	1,875
Unpaid principal balance	$389,846	$3,263,421	$1,518,427	$514,666
Fair value of loans	$358,791	$2,944,984	$1,512,428	$516,383
Weighted average coupon	5.98%	5.22%	9.61%	9.67%
Weighted average remaining loan term (years)	10	6	2	1
Market value of loans pledged as collateral under short-term debt facilities	$291,406	N/A	$579,666	N/A
Market value of loans pledged as collateral under long-term debt facilities	$66,567	N/A	$897,782	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	1	16	49	48
Unpaid principal balance of loans with 90+ day delinquencies(2)	$536	$37,072	$34,264	$7,328
Fair value of loans with 90+ day delinquencies	$536	N/A	$29,663	$7,438
Number of loans in foreclosure	1	9	48	48
Unpaid principal balance of loans in foreclosure	$536	$13,686	$34,039	$7,328
Fair value of loans in foreclosure	$536	N/A	$29,438	$7,438

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
(2)The number and UPB of loans 90-or-more days delinquent includes all loans in foreclosure.

At September 30, 2023, in addition to bridge loans that were 90 or more days delinquent, BPL bridge loans with a UPB of $216 million and a fair value of $203 million were on non-accrual status. Included in these amounts were bridge loans with $174 million of UPB that were modified during the third quarter of 2023 with first contractual payments under these modifications due in November 2023.
Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at September 30, 2023 and December 31, 2022.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Number of loans	28	28
Unpaid principal balance	$440,996	$447,193
Fair value of loans	$420,554	$424,551
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	2	3

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding Consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at September 30, 2023 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three and nine months ended September 30, 2023 and 2022.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net market valuation gains (losses) recorded (1)	$2,512	$(13,691)	$2,200	$(40,120)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at September 30, 2023 and December 31, 2022.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2023	December 31, 2022
Trading	$48,041	$108,329
Available-for-sale	81,404	132,146
Total Real Estate Securities	$129,445	$240,475
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at September 30, 2023 and December 31, 2022.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	September 30, 2023	December 31, 2022
Senior
Interest-only securities (1)	$41,169	$28,867
Total Senior	41,169	28,867
Subordinate
RPL securities	—	29,002
Multifamily securities	5,239	5,027
Other third-party residential securities	1,633	45,433
Total Subordinate	6,872	79,462
Total Trading Securities	$48,041	$108,329
(1)Includes $29 million and $26 million of Sequoia certificated mortgage servicing rights at September 30, 2023 and December 31, 2022, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at September 30, 2023 and December 31, 2022.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	September 30, 2023	December 31, 2022
Senior (1)	$—	$—
Subordinate	19,354	215,592
Total Trading Securities	$19,354	$215,592
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three and nine months ended September 30, 2023 and 2022.
Table 9.4 – Trading Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Fair value of securities acquired	$—	$—	$7,883	$5,006
Fair value of securities sold	27,183	4,142	82,270	27,471
Net market valuation gains (losses) recorded (1)	5,967	(12,521)	14,423	(30,019)
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at September 30, 2023 and December 31, 2022.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	September 30, 2023	December 31, 2022
Subordinate
Sequoia securities	$73,160	$74,367
Multifamily securities	4,448	7,647
Other third-party residential securities	3,796	50,132
Total Subordinate	81,404	132,146
Total AFS Securities	$81,404	$132,146
The following table provides the activity of available-for-sale securities during the three and nine months ended September 30, 2023 and 2022.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Fair value of securities acquired	$—	$—	$1,979	$10,000
Fair value of securities sold	12,590	—	55,842	—
Principal balance of securities called	—	—	—	14,486
Net unrealized gains (losses) on AFS securities (1)	(3,921)	(8,731)	398	(60,013)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

At September 30, 2023, we had $4 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2023 and December 31, 2022.
Table 9.7 – Carrying Value of AFS Securities

(In Thousands)	September 30, 2023	December 31, 2022
Principal balance	$149,991	$221,933
Credit reserve	(23,890)	(28,739)
Unamortized discount, net	(46,603)	(61,650)
Amortized cost	79,498	131,544
Gross unrealized gains	13,463	16,269
Gross unrealized losses	(8,984)	(13,127)
CECL allowance	(2,573)	(2,540)
Carrying Value	$81,404	$132,146

The following table presents the changes for the three and nine months ended September 30, 2023, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$25,615	$46,948	$28,739	$61,650
Amortization of net discount	—	(296)	—	(946)
Realized credit recoveries (losses), net	101	—	106	—
Acquisitions	—	—	1,106	754
Sales, calls, other	(1,207)	(668)	(5,331)	(15,585)
Transfers to (release of) credit reserves, net	(619)	619	(730)	730
Ending Balance	$23,890	$46,603	$23,890	$46,603

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at September 30, 2023 and December 31, 2022.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
September 30, 2023	$9,459	$(585)	$28,630	$(8,399)
December 31, 2022	72,679	(12,940)	1,414	(186)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

At September 30, 2023, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 66 AFS securities, of which 29 were in an unrealized loss position and 23 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2022, our consolidated balance sheet included 79 AFS securities, of which 38 were in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $9 million at September 30, 2023. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At September 30, 2023, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At September 30, 2023, our current expected credit loss ("CECL") allowance related to our AFS securities was $2.6 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit-related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at September 30, 2023.
Table 9.10 – Significant Credit Quality Indicators

September 30, 2023	Subordinate Securities
Default rate	0.8%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and nine months ended September 30, 2023.
Table 9.11 – Rollforward of Allowance for Credit Losses

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(In Thousands)
Beginning balance allowance for credit losses	$2,639	$2,540
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	48	278
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	17	63
Reduction to allowance for securities sold during the period	(131)	(308)
Ending balance of allowance for credit losses	$2,573	$2,573
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2023 and 2022.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Gross realized gains - sales	$103	$—	$3,917	$—
Gross realized gains - calls	—	—	—	1,914
Gross realized losses - sales	(77)	—	(2,415)	—
Gross realized losses - calls	—	—	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$26	$—	$1,502	$1,914

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 10. Home Equity Investments (HEI)
From time to time, we may purchase home equity investment contracts from third party originators under flow purchase agreements. Additionally, in the third quarter of 2023, we began to originate HEI. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
The following table presents our home equity investments at September 30, 2023 and December 31, 2022.
Table 10.1 – Home Equity Investments

(In Thousands)	September 30, 2023	December 31, 2022
HEI at Redwood	$302,122	$270,835
HEI held at consolidated HEI securitization entity	129,150	132,627
Total Home Equity Investments	$431,272	$403,462
We consolidate the HEI securitization entity in accordance with GAAP and have elected to account for it under the CFE election. As such, market valuation changes for the securitized HEI are based on the estimated fair value of the associated ABS issued by the entity, including the securities we own in the entity.
The following table details our HEI activity during the three and nine months ended September 30, 2023 and 2022.
Table 10.2 – Activity of HEI

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$113	$—	$79,050	$—
Net market valuation gains (losses) recorded (1)	9,290	4,212	(4,774)	(724)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$25,626	$—	$176,439	$—
Net market valuation gains (losses) recorded (1)	21,598	8,418	(1,986)	8,587
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following tables summarizes the characteristics of our HEI at September 30, 2023 and December 31, 2022.
Table 10.3 – HEI Characteristics

	September 30, 2023		December 31, 2022
(Dollars in Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Number of HEI contracts	2,644	929	2,599	1,007
Average initial amount of contract	$103	$95	$101	$94

Note 11. Other Investments
Other investments at September 30, 2023 and December 31, 2022 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	September 30, 2023	December 31, 2022
Servicer advance investments	$219,813	$269,259
Strategic investments	55,854	56,518
Excess MSRs	38,427	39,035
Mortgage servicing rights	26,033	25,421
Other	234	705
Total Other Investments	$340,361	$390,938
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
At September 30, 2023, our servicer advance investments had a carrying value of $220 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $10.45 billion. The outstanding servicer advance receivables associated with these investments were $185 million at September 30, 2023, which were financed with short-term non-recourse securitization debt. See Note 14 for additional detail on this debt. The servicer advance receivables were comprised of the following types of advances at September 30, 2023 and December 31, 2022.
Table 11.2 – Components of Servicer Advance Receivables

(In Thousands)	September 30, 2023	December 31, 2022
Principal and interest advances	$65,365	$81,447
Escrow advances (taxes and insurance advances)	86,980	123,541
Corporate advances	32,191	35,377
Total Servicer Advance Receivables	$184,536	$240,365

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 11. Other Investments - (continued)
We account for our servicer advance investments at fair value and during the three and nine months ended September 30, 2023, we recorded $5 million and $16 million, respectively, of interest income, through Other interest income, and recorded a net market valuation gain of $4 million and a gain of $6 million, respectively, through Investment fair value changes, net in our consolidated statements of income.
Strategic Investments
Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At September 30, 2023, we had made a total of 35 investments in companies through RWT Horizons with a total carrying value of $23 million, as well as seven corporate-level investments. For the three and nine months ended September 30, 2023, we recognized a net mark-to-market valuation gain of $0.1 million and a loss of $3 million, respectively, on our strategic investments. During the three and nine months ended September 30, 2022, we recognized a net mark-to-market valuation gain of $1 million and $11 million, respectively, on our strategic investments. Market valuation changes on our strategic investments are recorded in Investment fair value changes, net on our consolidated statements of income.
During the three and nine months ended September 30, 2023, we recorded losses from our strategic investments of $2 million and $3 million, respectively, in Other income, net on our consolidated statements of income. During the three and nine months ended September 30, 2022, we recorded losses from our strategic investments of $0.3 million and $0.4 million, respectively, in Other income, net on our consolidated statements of income.
In the second quarter of 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. During the three months ended September 30, 2023, we sold $29 million of BPL bridge loans to the joint venture and at September 30, 2023, the carrying value of our investment in the joint venture was $1.6 million. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and nine months ended September 30, 2023, we recognized $3 million and $11 million, respectively, of interest income through Other interest income and for both the three and nine months ended September 30, 2023, we recorded net market valuation losses of $1 million through Investment fair value changes, net on our consolidated statements of income.
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. For both the three and nine months ended September 30, 2023, we retained zero MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At September 30, 2023 and December 31, 2022, our MSRs had a fair value of $26 million and $25 million, respectively, and were associated with loans with an aggregate principal balance of $2.07 billion and $2.19 billion, respectively. During the three and nine months ended September 30, 2023, including net market valuation gains and losses on our MSRs, we recorded net income related to our MSRs of $2 million and $6 million, respectively, through Other income on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2023 and December 31, 2022.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2023		December 31, 2022
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$13,819	$190,000	$14,625	$285,000
TBAs	16,613	1,560,000	1,893	220,000
Interest rate futures	2,187	136,200	3,976	350,600
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	5,067	288,637	336	8,166
Total Assets	$37,686	$2,174,837	$20,830	$863,766

Liabilities - Risk Management Derivatives
TBAs	$(5,495)	$425,000	$(16,784)	$845,000
Interest rate futures	(199)	67,700	(57)	60,000
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(3,087)	606,170	(14)	3,532
Total Liabilities	$(8,781)	$1,098,870	$(16,855)	$908,532
Total Derivative Financial Instruments, Net	$28,905	$3,273,707	$3,975	$1,772,298
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At September 30, 2023, we were party to swaps and swaptions with an aggregate notional amount of $190 million, TBA agreements with an aggregate notional amount of $2 billion, and interest rate futures contracts with an aggregate notional amount of $204 million. At December 31, 2022, we were party to swaps and swaptions with an aggregate notional amount of $285 million, futures with an aggregate notional amount of $411 million and TBA agreements with an aggregate notional amount of $1.07 billion.
For the three and nine months ended September 30, 2023, risk management derivatives had net market valuation gains of $23 million and gains of $18 million, respectively. For the three and nine months ended September 30, 2022, risk management derivatives had net market valuation gains of $76 million and gains of $198 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income.
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the three and nine months ended September 30, 2023, LPCs and IRLCs had net market valuation gains of $6 million and gains of $8 million, respectively, which were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three and nine months ended September 30, 2022, LPCs and IRLCs had net market valuation losses of $3 million and losses of $54 million, respectively, which were recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 12. Derivative Financial Instruments - (continued)
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $69 million and $72 million at September 30, 2023 and December 31, 2022, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For each of the three and nine months ended September 30, 2023 and 2022, we reclassified $1 million and $3 million, respectively, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of September 30, 2023, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2023, we assessed this risk as remote and did not record an associated specific valuation adjustment. At September 30, 2023, we were in compliance with our derivative counterparty ISDA agreements.

Note 13. Other Assets and Liabilities
Other assets at September 30, 2023 and December 31, 2022 are summarized in the following table.
Table 13.1 – Components of Other Assets

(In Thousands)	September 30, 2023	December 31, 2022
Accrued interest receivable	$60,762	$60,893
REO	54,123	6,455
Deferred tax asset	41,931	41,931
Investment receivable	36,816	36,623
Operating lease right-of-use assets	13,367	16,177
Margin receivable	10,536	13,802
Fixed assets and leasehold improvements (1)	8,453	12,616
Income tax receivables	1,654	3,399
Other	22,845	19,344
Total Other Assets	$250,487	$211,240
(1)Fixed assets and leasehold improvements had a basis of $17 million and accumulated depreciation of $9 million at September 30, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
Accrued expenses and other liabilities at September 30, 2023 and December 31, 2022 are summarized in the following table.
Table 13.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2023	December 31, 2022
Accrued interest payable	$51,849	$46,612
Payable to noncontrolling interests	48,496	44,859
Margin payable	25,210	5,944
Accrued compensation	23,249	30,929
Operating lease liabilities	15,630	18,563
Unsettled trades	6,110	—
Accrued operating expenses	6,063	5,740
Guarantee obligations	5,913	6,344
Residential loan and MSR repurchase reserve	4,611	7,051
Current accounts payable	4,588	4,234
Bridge loan holdbacks	1,973	3,301
Preferred stock dividends payable	1,478	—
Other	13,124	6,626
Total Accrued Expenses and Other Liabilities	$208,294	$180,203
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. We met all margin calls due through September 30, 2023.
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
See Note 17 for additional information on leases.
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities during the nine months ended September 30, 2023.
Table 13.3 – REO Activity

	Nine Months Ended September 30, 2023
(In Thousands)	BPL Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
Balance at beginning of period	$3,012	$544	$2,899	$—	$6,455
Transfers to REO	48,864	18	2,340	2,684	53,906
Liquidations (1)	(2,310)	(562)	(2,754)	—	(5,626)
Changes in fair value, net	(992)	—	380	—	(612)
Balance at End of Period	$48,574	$—	$2,865	$2,684	$54,123
(1)For the nine months ended September 30, 2023, REO liquidations resulted in $0.6 million of realized losses, which were recorded in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
The following table provides detail on the numbers of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at September 30, 2023 and December 31, 2022.
Table 13.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
At September 30, 2023	9	—	25	1	35
At December 31, 2022	2	2	24	—	28
Legal and Repurchase Reserves
See Note 17 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 11 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at September 30, 2023, the carrying value of their interests was $23 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three and nine months ended September 30, 2023, we allocated $2 million and $4 million, respectively, of income to the co-investors, recorded in Other expenses on our consolidated statements of income.
In 2021, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through the HEI securitization entity and other third-party investors retained subordinate securities issued by the securitization entity alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investors' interests in the HEI securitization entity as a liability, and at September 30, 2023, the carrying value of their interests was $26 million, representing the fair value of their economic interests in the HEI entity. During the three and nine months ended September 30, 2023, the investors' share of earnings (loss), net from their retained interests was $2 million and $3 million, respectively, recorded through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 14. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2023, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2023 and December 31, 2022.
Table 14.1 – Short-Term Debt

	September 30, 2023
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity (2)	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$548,334	$1,050,000	7.28%	10/2023-5/2024	132
Business purpose loan warehouse	2	70,424	455,000	8.12%	5/2024-6/2024	259
Real estate securities repo	5	237,835	—	6.99%	10/2023-1/2024	54
Residential MSR warehouse	1	48,470	50,000	8.57%	10/2023	30
HEI warehouse	1	126,803	150,000	9.92%	8/2024	306
Total Short-Term Debt Facilities	13	1,031,866
Servicer advance financing	1	154,127	240,000	7.67%	11/2023	32
Subordinate securities financing	1	126,506	—	5.71%	9/2024	358
Promissory notes	N/A	16,518	—	6.94%	N/A	N/A
Convertible notes, net	N/A	147,637	—	5.63%	7/2024	289
Total Short-Term Debt		$1,476,654

	December 31, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$703,406	$2,550,000	6.16%	3/2023 - 12/2023	267
Business purpose loan warehouse	4	680,100	1,650,000	6.93%	3/2023 - 9/2023	179
Real estate securities repo	7	124,909	—	5.22%	1/2023 - 3/2023	27
HEI warehouse	1	111,681	150,000	8.54%	11/2023	306
Total Short-Term Debt Facilities	19	1,620,096
Servicer advance financing	1	206,510	290,000	6.67%	11/2023	305
Promissory notes	N/A	27,058	—	6.64%	N/A	N/A
Convertible notes, net	N/A	176,015	—	4.75%	8/2023	227
Total Short-Term Debt		$2,029,679
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over SOFR.
(2)Promissory notes payable on demand to lender with 90-day notice.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 14. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at September 30, 2023 and December 31, 2022.
Table 14.2 – Collateral for Short-Term Debt

(In Thousands)	September 30, 2023	December 31, 2022
Collateral Type
Held-for-sale residential loans	$608,649	$775,545
MSRs (1)	79,809	—
Business purpose loans	92,350	871,072
HEI	229,625	191,278
Real estate securities
On balance sheet	4,448	72,133
Sequoia securitizations (2)	51,542	74,170
Freddie Mac SLST securitizations (2)	214,443	—
Freddie Mac K-Series securitization (2)	32,904	31,767
CAFL securitizations (2)	32,317	—
Total real estate securities owned	335,654	178,070
Restricted cash and other assets	4,128	1,097
Total Collateral for Short-Term Debt Facilities	1,350,215	2,017,062
Cash	15,162	12,713
Subordinate securities financing	169,565	—
Servicer advances	219,813	269,259
Total Collateral for Short-Term Debt	$1,754,755	$2,299,034
(1)Includes certificated mortgage servicing rights classified as securities on our consolidated balance sheets.
(2)Represents securities we retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS issued from these securitizations.
For the three and nine months ended September 30, 2023, the average balance of our short-term debt facilities was $1.02 billion and $1.14 billion, respectively. At September 30, 2023 and December 31, 2022, accrued interest payable on our short-term debt facilities was $5 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia securitizations ("Subordinate securities financing" in Table 14.1 above). The financing is fully and unconditionally guaranteed by Redwood, and had an interest rate of approximately 4.21% through September 2022, which increased to 5.71% from October 2022 through September 2023, and will increase to 7.21% from October 2023 through September 2024. The financing facility has a final maturity in September 2024. During the three months ended September 30, 2023, we reclassified this facility from long-term to short-term debt as the maturity date on this facility is within one year.
In connection with our acquisition of Riverbend, we assumed promissory notes that are payable on demand with a 90-day notice from the lender or which may be repaid by us with a 90-day notice. These unsecured, non-marginable, recourse notes were issued in three separate series with fixed interest rates between 6% and 8%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 14. Short-Term Debt - (continued)
During the three and nine months ended September 30, 2023, we repurchased $2 million and $66 million, respectively, of convertible debt due in 2023 and 2024, and recorded a $0.02 million gain and a $0.2 million gain on extinguishment, respectively. At September 30, 2023 the outstanding principal balance of our convertible debt due in July 2024 was $148 million.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at September 30, 2023.
Table 14.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2023
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$46,844	$314,269	$187,221	$548,334
Business purpose loans	—	—	70,424	70,424
Real estate securities	38,786	182,275	143,280	364,341
MSRs	48,470	—	—	48,470
HEI	—	—	126,803	126,803
Servicer advances	—	154,127	—	154,127
Total Secured Short-Term Debt Facilities	134,100	650,671	527,728	1,312,499
Promissory notes (unsecured)	—	16,518	—	16,518
Convertible notes, net (unsecured)	—	—	147,637	147,637
Total Short-Term Debt	$134,100	$667,189	$675,365	$1,476,654

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at September 30, 2023 and December 31, 2022, along with other selected information, are summarized in the following table.
Table 15.1 – Asset-Backed Securities Issued

	September 30, 2023
	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$159,990	$4,384,081	$3,330,287	$1,165,093	$404,528	$100,753	$9,544,732
Interest-only certificates	127	50,992	105,883	13,905	5,300	—	176,207
Market valuation adjustments	(10,915)	(866,568)	(301,241)	(120,007)	(22,178)	(7,980)	(1,328,889)
ABS Issued, Net	$149,202	$3,568,505	$3,134,929	$1,058,991	$387,650	$92,773	$8,392,050
Range of weighted average interest rates, by series(3)	3.73% to 7.26%	2.67% to 6.01%	2.34% to 6.18%	3.50%	3.41%	3.83%
Stated maturities(3)	2024-2036	2047-2053	2027-2033	2028-2029	2025	2052
Number of series	20	20	20	2	1	1

	December 31, 2022
	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$200,047	$3,595,715	$3,322,250	$1,306,652	$410,725	$108,962	$8,944,351
Interest-only certificates	180	57,871	124,928	15,328	7,379	—	205,686
Market valuation adjustments	(16,036)	(682,477)	(331,371)	(99,830)	(25,319)	(8,252)	(1,163,285)
ABS Issued, Net	$184,191	$2,971,109	$3,115,807	$1,222,150	$392,785	$100,710	$7,986,752
Range of weighted average interest rates, by series(3)	2.69% to 5.19%	2.57% to 6.13%	2.34% to 5.92%	3.50% to 4.75%	3.41%	3.78%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2032	2028-2059	2025	2052
Number of series	20	17	19	3	1	1
(1)Includes $485 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at both September 30, 2023 and December 31, 2022.
(2)Includes $86 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at December 31, 2022.
(3)Certain ABS issued by CAFL and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2023, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $3 million in total, for a net carrying value of $212 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were collateralized by $237 million of BPL bridge loans and $17 million of restricted cash and other assets at September 30, 2023. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2023, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $1 million, for a net carrying value of $269 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $288 million of BPL bridge loans and $29 million of restricted cash and other assets at September 30, 2023. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of an HEI entity formed in connection with the securitization of HEI, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $146 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through Investment fair value changes, net on our consolidated statements of income. The ABS issued by the HEI securitization entity are subject to an optional redemption in September 2023, and beginning in September 2024 the interest rate on the ABS issued increases by 2% through final maturity in 2052.
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
September 30, 2023
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At September 30, 2023, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at September 30, 2023 and December 31, 2022. Interest due on consolidated ABS issued is payable monthly.
Table 15.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2023	December 31, 2022
Legacy Sequoia	$310	$282
Sequoia	12,695	8,880
CAFL	11,181	10,918
Freddie Mac SLST (1)	3,398	3,561
Freddie Mac K-Series	1,150	1,167
Total Accrued Interest Payable on ABS Issued	$28,734	$24,808
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood at December 31, 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 16. Long-Term Debt
The tables below summarize our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rates, and the maturity information at September 30, 2023 and December 31, 2022.
Table 16.1 – Long-Term Debt

	September 30, 2023
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility B	$101,247	$—	$101,247	N/A	5.71%	2/2025
Facility C	60,657	—	60,657	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	486,099	(596)	485,503	$750,000	SOFR + 2.89%	N/A
Facility E	225,865	(844)	225,021	335,000	SOFR + 3.25%	12/2025
Recourse BPL Financing
Facility F	21,293	(9)	21,284	500,000	SOFR + 2.35%-2.60%	9/2025
Facility H	234,014	—	234,014	450,000	SOFR + 2.40%-2.60%	7/2025
Facility I	193,007	—	193,007	450,000	SOFR + 2.25%-2.77%	3/2025
Total Long-Term Debt Facilities	1,322,182	(1,449)	1,320,733
Convertible notes
5.75% exchangeable senior notes	162,092	(1,793)	160,299	N/A	5.75%	10/2025
7.75% convertible senior notes	215,000	(5,274)	209,726	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(698)	138,802	N/A	SOFR + 2.51%	7/2037
Total Long-Term Debt	$1,838,774	$(9,214)	$1,829,560

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) or SOFR, plus an applicable spread. As a result of legislation that was passed in the state of New York, our trust preferred securities and subordinated notes converted to SOFR upon the cessation of LIBOR in 2023.
During the three months ended September 30, 2023, we reclassified Facility H and Facility I in Table 16.1 above from short-term debt to long-term debt as the maturity dates for these facilities were extended to July 2025 and March 2025, respectively. Additionally, during the three months ended September 30, 2023, we reclassified the 5.625% convertible senior notes presented in Table 16.1 above at December 31, 2022, to short-term debt, as the maturity of these notes was less than one year at September 30, 2023.
Refer to Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for a full description of our long-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 16. Long-Term Debt - (continued)

The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at September 30, 2023 and December 31, 2022.
Table 16.2 – Collateral for Long-Term Debt

(In Thousands)	September 30, 2023	December 31, 2022
Collateral Type
BPL bridge loans	$1,497,589	$897,782
BPL term loans	46,915	66,567
Real estate securities
Sequoia securitizations (1)	—	178,439
CAFL securitizations (1)	231,473	237,068
Total Collateral for Long-Term Debt	$1,775,977	$1,379,856
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at September 30, 2023 and December 31, 2022.
Table 16.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	September 30, 2023	December 31, 2022
Long-term debt facilities	$5,535	$3,364
Convertible notes
5.625% exchangeable senior notes	—	3,896
5.75% exchangeable senior notes	4,659	2,332
7.75% convertible senior notes	4,906	741
Trust preferred securities and subordinated notes	1,924	1,633
Total Accrued Interest Payable on Long-Term Debt	$17,024	$11,966
Recourse Subordinate Securities Financing Facilities
In the first quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility B in Table 16.1 above). The financing is fully and unconditionally guaranteed by Redwood, and had an interest rate of approximately 4.21% through February 2023, which increased to 5.71% from March 2023 through February 2024, and will increase to 7.21% from March 2024 through February 2025. The financing facility may be terminated at our option and has a final maturity in February 2025.
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
During the three months ended September 30, 2023, we reclassified a recourse subordinate securities financing facility (Facility A in Table 16.1 above at December 31, 2022) to short-term debt as the maturity of this facility was less than a year at September 30, 2023. See Note 14 for a further description of this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 17. Commitments and Contingencies
Lease Commitments
At September 30, 2023, we were obligated under ten non-cancelable operating leases with expiration dates through 2031 for $18 million of cumulative lease payments. For both the nine-month periods ended September 30, 2023 and 2022 our operating lease expense was $4 million.
The following table presents our future lease commitments at September 30, 2023.
Table 17.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2023
2023 (3 months)	$1,253
2024	4,554
2025	3,629
2026	3,520
2027	2,588
2028 and thereafter	1,991
Total Lease Commitments	17,535
Less: Imputed interest	(1,905)
Operating Lease Liabilities	$15,630
During the nine months ended September 30, 2023, we entered into one new office lease. At September 30, 2023, our operating lease liabilities were $16 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $13 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for our leases was 4 years and 5.2%, respectively.
Commitment to Fund BPL Bridge Loans
As of September 30, 2023, we had commitments to fund up to $623 million of additional advances on existing BPL bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At September 30, 2023, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three and nine months ended September 30, 2023, we recorded a net market valuation loss of $0.4 million and gain of $0.3 million, respectively, related to this liability through Mortgage banking activities and Investment of fair value changes, net on our consolidated statements of income.
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
September 30, 2023
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At September 30, 2023, we had funded $15 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons investment. At September 30, 2023, we had funded $2 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
Commitment to Fund Oaktree Joint Venture
In the second quarter of 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. In accordance with the terms of the joint venture, we have committed to sell certain BPL bridge loans we originate into the joint venture that meet specified criteria at contractually pre-established prices. Additionally, we have committed to contribute up to $50 million to the joint venture to fund the joint venture's purchase of BPL bridge loans. At September 30, 2023, we had contributed $1 million of capital to the joint venture.
Riverbend Contingent Consideration
As part of the consideration for our acquisition of Riverbend, we may make earnout payments payable in cash, based on generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. These contingent earnout payments are classified as a contingent consideration liability on our consolidated balance sheets and carried at fair value. At September 30, 2023, our estimated fair value of this contingent liability was zero.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At September 30, 2023, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2023, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the three and nine months ended September 30, 2023, other income related to these arrangements was $0.2 million and $0.5 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at September 30, 2023, the loans had an unpaid principal balance of $406 million, a weighted average FICO score of 761 (at origination), and LTV ratio of 74% (at origination). At September 30, 2023, $7 million of the loans were 90 or more days delinquent, of which three loans with an unpaid principal balance of $1 million were in foreclosure. At September 30, 2023, the carrying value of our guarantee obligation was $6 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At September 30, 2023 and December 31, 2022, assets of such SPEs totaled $28 million and $30 million, respectively, and at both September 30, 2023 and December 31, 2022 liabilities of such SPEs totaled $6 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
At September 30, 2023 and December 31, 2022, our repurchase reserve associated with our residential loans and MSRs was $5 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, we received one and seven repurchase request(s), respectively, and repurchased five and one loan(s), respectively. During the nine months ended September 30, 2023 and 2022, we recorded reversals of repurchase provision expenses of $1 million and $4 million, respectively, in Mortgage banking activities, net, on our consolidated statements of income.
At September 30, 2023 and December 31, 2022, our repurchase reserve associated with business purpose loans sold to third-parties was zero and $1 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, we received six and zero repurchase requests, respectively, for business purpose loans sold to third parties, and repurchased twelve and zero business purpose loans, respectively, that had been sold to third parties. No repurchase provision was recorded during the first nine months of 2023 and, at September 30, 2023, one open repurchase request was outstanding for business purpose loans sold to third parties.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 17 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Loss Contingencies - Litigation, Claims and Demands.” At September 30, 2023, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2022 were $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 18. Equity
The following table provides a summary of changes to Accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2023 and 2022.
Table 18.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$8,165	$(70,256)	$16,595	$(74,383)
Other comprehensive loss before reclassifications	(3,921)	—	(8,731)	—
Amounts reclassified from other accumulated comprehensive income (loss)	234	1,040	544	1,040
Net current-period other comprehensive income (loss)	(3,687)	1,040	(8,187)	1,040
Balance at End of Period	$4,478	$(69,216)	$8,408	$(73,343)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$3,435	$(72,303)	$67,503	$(76,430)
Other comprehensive income (loss) before reclassifications	398	—	(60,013)	—
Amounts reclassified from other accumulated comprehensive income (loss)	645	3,087	918	3,087
Net current-period other comprehensive income (loss)	1,043	3,087	(59,095)	3,087
Balance at End of Period	$4,478	$(69,216)	$8,408	$(73,343)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 18. Equity - (continued)
The following table provides a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.
Table 18.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2023	2022
Net Realized Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(66)	$544
Loss on sale of AFS securities	Realized gains, net	300	—
		$234	$544
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,040	$1,040
		$1,040	$1,040

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2023	2022
Net Realized (Gain) Loss on AFS Securities
Increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$33	$2,315
Loss (gain) on sale of AFS securities	Realized gains, net	612	(1,397)
		$645	$918
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$3,087	$3,087
		$3,087	$3,087
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the three and nine months ended September 30, 2023, we issued 4,243,982 shares of common stock for proceeds of $33 million under this program. At September 30, 2023, the share issuance capacity under this program was $141 million.
Issuance of Preferred Stock
In January 2023, Redwood issued 2,800,000 shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock will pay quarterly cumulative cash dividends beginning April 15, 2023 to January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation,

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 18. Equity - (continued)
dissolution or winding up of the Company. During the three and nine months ended September 30, 2023, the Company declared preferred stock dividends of $0.625 and $1.85417 per share, respectively. At September 30, 2023, preferred dividends payable totaling $1 million for the third quarter 2023 dividend were included in Accrued expenses and other liabilities and were payable on October 16, 2023 to stockholders of record on September 30, 2023.
Direct Stock Purchase and Dividend Reinvestment Plan
During the nine months ended September 30, 2023, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At September 30, 2023, approximately 6 million shares remained outstanding for future offerings under this plan.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2023 and 2022.
Table 18.3 – Basic and Diluted Earnings (Loss) per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2023	2022	2023	2022
Basic Loss per Common Share:
Net loss related to common stockholders	$(32,560)	$(50,411)	$(28,244)	$(119,462)
Less: Dividends and undistributed earnings allocated to participating securities	(792)	(1,158)	(3,072)	(3,445)
Net loss related to to common stockholders	$(33,352)	$(51,569)	$(31,316)	$(122,907)
Basic weighted average common shares outstanding	115,465,977	116,087,890	114,381,548	118,530,172
Basic Loss per Common Share	$(0.29)	$(0.44)	$(0.27)	$(1.04)
Diluted Loss per Common Share:
Net loss related to common stockholders	$(32,560)	$(50,411)	$(28,244)	$(119,462)
Less: Dividends and undistributed earnings allocated to participating securities	(792)	(1,158)	(3,072)	(3,445)
Add back: Interest expense on convertible notes for the period, net of tax	—	—	—	—
Net loss related to common stockholders	$(33,352)	$(51,569)	$(31,316)	$(122,907)
Weighted average common shares outstanding	115,465,977	116,087,890	114,381,548	118,530,172
Net effect of dilutive equity awards	—	—	—	—
Net effect of assumed convertible notes conversion to common shares	—	—	—	—
Diluted weighted average common shares outstanding	115,465,977	116,087,890	114,381,548	118,530,172
Diluted Loss per Common Share	$(0.29)	$(0.44)	$(0.27)	$(1.04)
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
During the three and nine months ended September 30, 2023 and 2022, none of our convertible notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted) are included in the denominator.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 18. Equity - (continued)
For the three and nine months ended September 30, 2023, 40,763,478 and 43,910,345 of common shares, respectively, related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2022, 49,137,808 and 37,307,705 of common shares, respectively, related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2023, the number of outstanding equity awards that were antidilutive totaled 24,539 and 81,267, respectively. For the three and nine months ended September 30, 2022, the number of outstanding equity awards that were antidilutive totaled 249,178 and 268,737, respectively.
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended September 30, 2023, we did not repurchase any shares of our common stock under this program. At September 30, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

Note 19. Equity Compensation Plans
During the second quarter of 2023, Redwood shareholders approved an additional 9,650,000 shares of common stock for grant under our Incentive Plan. At September 30, 2023 and December 31, 2022, 12,268,074 and 2,896,604 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock, and purchases under the Employee Stock Purchase Plan, totaled $30 million at September 30, 2023, as shown in the following table.
Table 19.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2023
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$5,068	$19,849	$15,271	$—	$40,188
Equity grants	2,092	6,865	—	422	9,379
Performance-based valuation adjustment	—	—	(3,205)	—	(3,205)
Equity grant forfeitures	(1,088)	(719)	—	—	(1,807)
Equity compensation expense	(2,411)	(8,911)	(2,895)	(318)	(14,535)
Unrecognized Compensation Cost at End of Period	$3,661	$17,084	$9,171	$104	$30,020
At September 30, 2023, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Units ("RSUs")
At September 30, 2023 and December 31, 2022, there were 585,284 and 806,119 RSUs outstanding, respectively. During the nine months ended September 30, 2023, there were 263,590 RSUs granted, 354,813 RSUs distributed, and 129,612 RSUs forfeited. Unvested RSUs at September 30, 2023 vest through 2027.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 19. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
At September 30, 2023 and December 31, 2022, there were 4,896,376 and 4,831,338 DSUs outstanding, respectively, of which 2,700,517 and 2,495,787, respectively, had vested. During the nine months ended September 30, 2023, there were 936,206 DSUs granted, 821,046 DSUs distributed, and 50,122 DSUs forfeited. Unvested DSUs at September 30, 2023 vest through 2027.
Performance Stock Units (“PSUs”)
At September 30, 2023 and December 31, 2022, the target number of PSUs that were unvested was 2,078,171 and 2,354,002, respectively. Vesting for PSUs generally occurs three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
For 275,831 target PSU awards that were granted in December 2019, the performance vesting period ended on January 1, 2023. These 2019 PSU awards failed to reach a threshold level under their performance-based vesting criteria and resulted in the vesting of no shares of our common stock underlying these PSUs. During the nine months ended September 30, 2023, for PSUs granted in 2021 and 2020, we adjusted the cumulative expected amortization expense down by $3 million to reflect our revised vesting estimate regarding the vesting of these awards in relation to the book value TSR performance condition for the second-year vesting tranche of the 2021 PSU grant and the third-year vesting tranche of the 2020 PSU grant.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2023 and December 31, 2022, 739,404 and 657,777 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 20. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.
Table 20.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(2,819)	$(22,776)	$5,272	$(125,012)
Trading securities (2)	(482)	148	2,188	4,249
Risk management derivatives (3)	12,158	24,319	10,508	107,573
Other income, net (4)	107	467	1,422	5,496
Total residential mortgage banking activities, net	8,964	2,158	19,390	(7,694)

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
BPL term loans, at fair value (1)	1,600	(19,306)	13,214	(84,493)
BPL bridge loans, at fair value	1,438	(9)	4,808	2,242
Risk management derivatives (3)	3,434	24,044	1,295	56,564
Other income, net (5)	4,004	9,648	13,956	36,214
Total business purpose mortgage banking activities, net	10,476	14,377	33,273	10,527
Mortgage Banking Activities, Net	$19,440	$16,535	$52,663	$2,833
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 21. Other Income, Net
The following table presents the components of Other income recorded in our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.
Table 21.1 – Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
MSR income, net (1)	$1,747	$2,890	$6,173	$12,569
Bridge loan fees (2)	1,895	1,489	6,757	3,952
Other (3)	(1,296)	(352)	(1,870)	495
Other Income, Net	$2,346	$4,027	$11,060	$17,016
(1)Includes servicing fees and fair value changes for MSRs and related hedges, net.
(2)Includes asset management fees, extension fees, default interest and other fees.
(3)Includes earnings (losses) from equity method investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 22. Components of Operating Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three and nine months ended September 30, 2023 and 2022 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
General and Administrative Expenses
Fixed compensation expense (1)	$12,579	$18,626	$40,724	$45,364
Annual variable compensation expense	3,383	3,521	10,575	8,689
Long-term incentive award expense (1) (2)	5,013	4,998	19,192	16,190
Systems and consulting	3,108	3,909	9,074	10,796
Office costs	2,131	2,381	6,460	6,489
Accounting and legal	1,307	1,775	3,402	5,026
Corporate costs	959	928	2,845	2,792
Other	1,217	2,106	3,785	6,373
Total General and Administrative Expenses	29,697	38,244	96,057	101,719

Portfolio Management Costs	3,661	1,863	10,271	5,208

Loan Acquisition Costs	1,880	2,426	4,613	10,371

Other Expenses
Amortization of purchase-related intangible assets	3,107	3,891	9,321	10,731
Other	1,526	370	3,971	1,083
Total Other Expenses	4,633	4,261	13,292	11,814
Total Operating Expenses	$39,871	$46,794	$124,233	$129,112
(1)Includes $2 million of severance and transition-related expenses for the nine months ended September 30, 2023.
(2)For the three months ended September 30, 2023 and 2022, long-term incentive award expense included $3 million and $5 million of expense, respectively, for awards settleable in shares of our common stock, and $2 million and $0.1 million of expense, respectively, for awards settleable in cash. For the nine months ended September 30, 2023 and 2022, long-term incentive award expense included $14 million and $15 million, respectively, of expense for awards settleable in shares of our common stock, and $5 million and $1 million of expense, respectively, for awards settleable in cash.
Long-Term Cash-Based Awards
During the three and nine months ended September 30, 2023, there were $1 million of long-term cash-based retention awards granted to employees. Cash-based retention awards were granted to certain executive and non-executive employees between 2020 and 2023 that vest over one- to three-year periods, and are subject to continued employment through the vesting periods through 2025. At September 30, 2023, the liability associated with these awards was $1 million and the unamortized compensation cost of long-term cash-based awards was $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Note 22. Components of Operating Expenses - (continued)
Cash Settled Deferred Stock Units
During the nine months ended September 30, 2023, there were no cash-settled deferred stock units granted to employees. Cash-settled deferred stock units that were granted in 2020, 2021 and 2022, each vest over four-year periods and are subject to continued employment through the vesting periods through 2026. At September 30, 2023, the liability associated with these awards was $3 million, and the unamortized compensation cost was $4 million. The unamortized compensation cost is adjusted for changes in the value of our common stock at the end of each reporting period. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period.
Refer to Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.
Cash Settled Performance Stock Units
During the nine months ended September 30, 2023, $6 million of cash-settled performance stock units ("csPSUs") were granted to certain executive and non-executive employees which vest over approximately three years through January 1, 2026. The target number of csPSUs that were granted totaled 663,499 units based on a per unit grant-date fair value of $9.75. The equivalent number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of csPSUs granted, with the target number of csPSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Upon vesting, the recipient will receive the settlement of the vested shares in cash based on the closing market price of our common stock on the final vesting date. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of the csPSUs at the end of each reporting period. At September 30, 2023, the liability associated with these awards was $1 million, and unamortized compensation cost of the csPSUs was $5 million.
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
With respect to the csPSU awards granted during the nine months ended September 30, 2023:
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
September 30, 2023
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
For the nine months ended September 30, 2023 and 2022, we recognized a provision for income taxes of $1 million and a benefit from income taxes of $10 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2023 and 2022.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2023	September 30, 2022
Federal statutory rate	21.0%	21.0%
State taxes, net of Federal tax effect, as applicable	(1.0)%	0.5%
Differences in taxable (loss) income from GAAP income	(0.6)%	—%
Change in valuation allowance	—%	—%
REIT GAAP income or loss not subject to federal income tax	(22.2)%	(13.4)%
Effective Tax Rate	(2.8)%	8.1%
We assessed our tax positions for all open tax years (i.e., Federal, 2019 to 2023, and State, 2018 to 2023) at September 30, 2023 and December 31, 2022, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The following tables present financial information by segment for the three and nine months ended September 30, 2023 and 2022.
Table 24.1 – Business Segment Financial Information

	Three Months Ended September 30, 2023
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$6,063	$4,618	$162,251	$4,142	$177,074
Interest expense	(4,826)	(3,888)	(131,303)	(16,706)	(156,723)
Net interest income (expense)	1,237	730	30,948	(12,564)	20,351
Non-interest income (loss)
Mortgage banking activities, net	8,964	10,476	—	—	19,440
Investment fair value changes, net	—	—	(31,315)	(115)	(31,430)
Other income, net	—	1,278	2,622	(1,554)	2,346
Realized gains, net	—	—	26	24	50
Total non-interest income (loss), net	8,964	11,754	(28,667)	(1,645)	(9,594)
General and administrative expenses	(4,521)	(9,402)	(1,340)	(14,434)	(29,697)
Portfolio management costs	—	—	(3,636)	(25)	(3,661)
Loan acquisition costs	(395)	(1,485)	—	—	(1,880)
Other expenses	—	(3,108)	(1,525)	—	(4,633)
(Provision for) Benefit from income taxes	(813)	318	(1,457)	256	(1,696)
Segment Contribution	$4,472	$(1,193)	$(5,677)	$(28,412)
Net (Loss)					$(30,810)
Non-cash amortization (expense), net	$(266)	$(3,294)	$(1,687)	$(2,099)	$(7,346)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)

	Nine Months Ended September 30, 2023
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$14,007	$13,509	$492,514	$14,541	$534,571
Interest expense	(13,392)	(11,599)	(384,610)	(52,086)	(461,687)
Net interest income (expense)	615	1,910	107,904	(37,545)	72,884
Non-interest income (loss)
Mortgage banking activities, net	19,390	33,273	—	—	52,663
Investment fair value changes, net	1,076	—	(34,166)	(3,063)	(36,153)
Other income, net	—	4,762	8,803	(2,505)	11,060
Realized gains, net	—	—	858	246	1,104
Total non-interest income (loss), net	20,466	38,035	(24,505)	(5,322)	28,674
General and administrative expenses	(13,065)	(34,718)	(3,990)	(44,284)	(96,057)
Portfolio management costs	—	—	(10,233)	(38)	(10,271)
Loan acquisition costs	(719)	(3,894)	—	—	(4,613)
Other expenses	—	(9,323)	(3,969)	—	(13,292)
(Provision for) Benefit from income taxes	(887)	2,427	(3,135)	953	(642)
Segment Contribution	$6,410	$(5,563)	$62,072	$(86,236)
Net (Loss)					$(23,317)
Non-cash amortization (expense), net	$(813)	$(10,291)	$(6,167)	$(6,292)	$(23,563)

	Three Months Ended September 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$9,882	$9,082	$156,882	$1,816	$177,662
Interest expense	(8,083)	(5,971)	(111,876)	(16,797)	(142,727)
Net interest income (expense)	1,799	3,111	45,006	(14,981)	34,935
Non-interest income (loss)
Mortgage banking activities, net	2,158	14,377	—	—	16,535
Investment fair value changes, net	—	—	(61,780)	4,083	(57,697)
Other income, net	—	399	3,906	(278)	4,027
Realized gains, net	—	—	—	—	—
Total non-interest income (loss), net	2,158	14,776	(57,874)	3,805	(37,135)
General and administrative expenses	(5,735)	(18,535)	(1,639)	(12,335)	(38,244)
Portfolio management costs	—	—	(1,863)	—	(1,863)
Loan acquisition costs	(550)	(1,876)	—	—	(2,426)
Other expenses	—	(3,891)	(370)	—	(4,261)
Benefit from income taxes	1,688	2,559	(5,664)	—	(1,417)
Segment Contribution	$(640)	$(3,856)	$(22,404)	$(23,511)
Net (Loss)					$(50,411)
Non-cash amortization (expense), net	$(185)	$(3,609)	$(3,658)	$(2,843)	$(10,295)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)

	Nine Months Ended September 30, 2022
(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$36,048	$22,509	$471,932	$4,028	$534,517
Interest expense	(23,316)	(12,797)	(331,047)	(38,832)	(405,992)
Net interest income (expense)	12,732	9,712	140,885	(34,804)	128,525
Non-interest income (loss)
Mortgage banking activities, net	(7,694)	10,527	—	—	2,833
Investment fair value changes, net	—	—	(165,297)	13,508	(151,789)
Other income, net	—	2,028	15,423	(435)	17,016
Realized gains, net	—	—	2,581	—	2,581
Total non-interest income (loss), net	(7,694)	12,555	(147,293)	13,073	(129,359)
General and administrative expenses	(17,918)	(40,076)	(4,468)	(39,257)	(101,719)
Portfolio management costs	—	—	(5,208)	—	(5,208)
Loan acquisition costs	(2,848)	(7,523)	—	—	(10,371)
Other expenses	74	(10,731)	(1,157)	—	(11,814)
Benefit from (provision for) income taxes	8,283	9,009	(6,808)	—	10,484
Segment Contribution	$(7,371)	$(27,054)	$(24,049)	$(60,988)
Net (Loss)					$(119,462)
Non-cash amortization (expense), net	$(699)	$(11,563)	$4,385	$(6,428)	$(14,305)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three and nine months ended September 30, 2023 and 2022.

Table 24.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2023			2022
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$2,596	$1,546	$4,142	$1,473	$343	$1,816
Interest expense	(2,487)	(14,219)	(16,706)	(1,486)	(15,311)	(16,797)
Net interest income (expense)	109	(12,673)	(12,564)	(13)	(14,968)	(14,981)
Non-interest income (loss)
Investment fair value changes, net	(215)	100	(115)	(329)	4,412	4,083
Other income, net	—	(1,554)	(1,554)	—	(278)	(278)
Realized gains, net	—	24	24	—	—	—
Total non-interest income (loss), net	(215)	(1,430)	(1,645)	(329)	4,134	3,805
General and administrative expenses	—	(14,434)	(14,434)	—	(12,335)	(12,335)
Portfolio management costs	—	(25)	(25)	—	—	—
Benefit from income taxes	—	256	256	—	—	—
Total	$(106)	$(28,306)	$(28,412)	$(342)	$(23,169)	$(23,511)

	Nine Months Ended September 30,
	2023			2022
(In Thousands)	Legacy Consolidated VIEs(1)	Other	Total	Legacy Consolidated VIEs(1)	Other	Total
Interest income	$7,879	$6,662	$14,541	$3,593	$435	$4,028
Interest expense	(7,650)	(44,436)	(52,086)	(3,154)	(35,678)	(38,832)
Net interest income (expense)	229	(37,774)	(37,545)	439	(35,243)	(34,804)
Non-interest income (loss)
Investment fair value changes, net	(319)	(2,744)	(3,063)	(1,379)	14,887	13,508
Other income, net	—	(2,505)	(2,505)	—	(435)	(435)
Realized gains, net	—	246	246	—	—	—
Total non-interest income, net	(319)	(5,003)	(5,322)	(1,379)	14,452	13,073
General and administrative expenses	—	(44,284)	(44,284)	—	(39,257)	(39,257)
Portfolio management costs	—	(38)	(38)	—	—	—
Benefit from income taxes	—	953	953	—	—	—
Total	$(90)	$(86,146)	$(86,236)	$(940)	$(60,048)	$(60,988)

(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents supplemental information by segment at September 30, 2023 and December 31, 2022.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Business Purpose Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
September 30, 2023
Residential loans	$610,946	$—	$5,086,239	$150,152	$5,847,337
Business purpose loans	—	102,777	5,146,553	—	5,249,330
Consolidated Agency multifamily loans	—	—	420,554	—	420,554
Real estate securities	9,054	—	120,391	—	129,445
Home equity investments	—	—	431,159	113	431,272
Other investments	—	—	284,507	55,854	340,361
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	31,570	—	—	31,570
Total assets	659,520	197,974	11,701,939	461,705	13,021,138

December 31, 2022
Residential loans	$628,160	$—	$4,800,096	$184,932	$5,613,188
Business purpose loans	—	364,073	4,968,513	—	5,332,586
Consolidated Agency multifamily loans	—	—	424,551	—	424,551
Real estate securities	—	—	240,475	—	240,475
Home equity investments	—	—	403,462	—	403,462
Other investments	—	—	334,420	56,518	390,938
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	40,892	—	—	40,892
Total assets	660,916	487,159	11,303,991	578,833	13,030,899

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential and business purpose housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2023 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market; (iii) statements regarding our progress in developing private capital partnerships that we expect to enhance our liquidity, operating and distribution capabilities going forward; (iv) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, and that at September 30, 2023, our securities portfolio had approximately $3.26 per share of net discount to par, our expectations to continue de-emphasizing third-party investments and reducing our exposure to this portion of our investment portfolio to optimize overall returns, and our expectations regarding our ability to finance, renew or extend financing for, and expand financing capacity for, our securities, bridge loan, and HEI investments; (v) statements related to opportunities we see for our residential and BPL platforms, our positioning to capture market share, and opportunities to help scale and institutionalize HEI; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2023 and at September 30, 2023, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure at September 30, 2023, and residential mortgage loans subject to forward sale commitments; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2023; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Following the release by the Board of Governors of the Federal Reserve of proposed risk-based capital rules for the U.S. banking system early in the third quarter of 2023, we expected that while the final rules would likely evolve, bank management teams would follow early adoption, driving a fundamental shift in how financial assets are funded. Three months later, those expectations appear to have been validated thus far and our operating businesses continue to make forward progress, largely ahead of plan. This progress has been concurrent with the emergence of fresh demand for our organically created assets from pockets of capital complementary to our traditional distribution channels.
Our relationships with banks have deepened in the last few months as banking business models are reconciled with a future of higher capital requirements and more expensive interest rate risk management. And banks' response to these forthcoming regulatory changes reflects the urgency of the moment. Since March, our Residential team has engaged with depositories from coast to coast, securing and onboarding new partners. We now have active relationships with 185 active loan sellers, including over 70 banks, many of which have commenced lock activity with us in recent weeks. This includes a group of the nation’s largest regional banks and large financial institutions, a significant number with assets greater than $200 billion and extensive mortgage origination footprints. As we always have, Redwood offers these partners the ability to sustain operating activities without diluting the overall customer relationship.
Our total Residential Mortgage Banking lock volume for the third quarter of 2023 was $1.6 billion, up 189% from the second quarter of 2023 despite significantly higher mortgage rates and an overall decline in residential mortgage loan originations. Our purchase volume was $814 million, up 344% from the second quarter of 2023. Bank sellers accounted for 50% of our total quarterly purchase activity, up from just 10% in the second quarter of 2023 and a de minimis amount in the first quarter of 2023. Of note, bulk pool activity was a key driver of third quarter purchase volume, much of it seasoned loans acquired at a significant discount to par. Notwithstanding the persistent rise in interest rates, we continue to evaluate bulk pools of residential mortgage loans coming to market, more evidence of the transition in process for many banks seeking to balance pressures on capital, liquidity and net interest margin.
Headwinds to near-term growth, including mortgage rates at 20-year highs and very low overall transaction activity in housing, have us focused on leading indicators over the intermediate term as we position our Residential Mortgage Banking business to further scale volume when market conditions begin to turn more favorable. Those indicators include the quality of new loan seller relationships and a deeper "wallet share" with existing loan sellers. While many of our competitors have scaled back from the prime jumbo mortgage business, we completed our third Sequoia securitization of 2023 in the third quarter, followed closely by our fourth Sequoia securitization early in the fourth quarter. Both transactions generated strong margins and were distributed to a broad base of investors. In a market that is defined by so much volatility, we managed to execute these transactions within our target gain on sale range. Consistent with the momentum we see for the business, we nearly doubled our capital allocation to Residential Mortgage Banking in the third quarter and expect that allocation to grow further in 2024.
Our business-purpose lending (“BPL”) business is beginning to observe broader changes in the market as well. Borrowers that have historically sought funding from banks are now covered regularly in our pipeline discussions, and while the overall credit environment calls for continued caution and selectivity, demand from capital partners remains strong for well-underwritten BPL loans to high quality sponsors. While this transition is moving more slowly than in our Residential business, the early indicators are unmistakable. We have been engaged in dialogue with several banks on partnership opportunities that would allow us to access their existing pipelines with the objective of achieving mutually beneficial outcomes. With a life-cycle lending platform that offers both bridge and stabilized term financing, we are well-positioned to capture incremental market share that will continue shifting to private lenders. Our capital markets expertise allowed us to complete an accretive term loan securitization and bulk whole loan sale in the third quarter.
The BPL sector overall continues to manage through macro crosswinds that have impacted sponsor sentiment and reduced transaction volumes across the industry. Our team has been proactively working with borrowers in advance of loan maturities to assess project plans and ensure management towards successful completions. While 90+ day delinquencies across our bridge and term portfolios declined slightly to 4.0% at September 30, 2023, we continue to manage through instances of borrower/sponsor stress, particularly in our bridge portfolio, where certain sponsors have required loan modifications or an infusion of fresh equity from existing or new sponsorship. Though bridge lending continues to be one of our strongest drivers of net interest income, the lumpiness of the portfolio and intermittent nature of workout and modification activity has contributed to recent volatility in our quarterly GAAP earnings.

Overall, we funded $411 million of BPL loans in the third quarter, a slight increase from second quarter of 2023 volumes. Within Bridge, our build-for-rent (“BFR”) aggregation product has seen increased demand from borrowers and carries a favorable risk profile given the turnkey nature of the homes being financed. Origination of loans secured by multifamily properties continues to be light as more limited capital flows into these types of projects. While we expect volumes for our fixed-rate term loans to remain influenced by benchmark interest rates, our bridge portfolio remains a source for refinances into term loans.
In the third quarter, we formally launched Aspire, our internal home equity investment (“HEI”) platform. After years of investing in and financing HEI, this development was a natural next step in the progression of our support for this nascent but growing sector. Since 2019, Redwood has been a participant in the HEI market, purchasing approximately $350 million in assets, co-sponsoring the first-ever securitization backed entirely by HEI, and subsequently procuring a dedicated financing facility for the asset class. With our track record of supporting housing accessibility, we believe we have a unique opportunity to help scale and institutionalize HEI in a way that will benefit consumers. We believe the opportunity to help homeowners access the equity in their homes remains the largest addressable market in housing finance. Through Aspire, we can now directly serve this market by offering HEI to customers of our nationwide correspondent network of loan officers, a significant advantage over more traditional, high-cost marketing campaigns.
As we think more holistically about the overall Redwood enterprise and the significant market opportunities we see ahead, evolving our capital structure and procuring long-term private capital partnerships will be a top priority. We continue to observe a secular transition occurring in our markets, with the roles of banks, private credit institutions, and specialty finance companies such as Redwood rapidly evolving. In particular, regulatory crosscurrents are redefining the most efficient holders of real estate-related assets, as well as those who finance and service them. As evidenced by our previously announced Oaktree BPL bridge joint venture, the value proposition that platforms like ours offer institutional private credit investors has become more visible over the past several years. These types of investors include pension funds, life insurance companies, sovereign wealth funds, and others who have accretive capital and a strong demand for our loan products but lack the origination or sourcing capabilities that our platform possesses. Recently, we have engaged with a handful of large private credit investors who are deeply familiar with our company and track record who have shown interest in forging strategic partnerships that we believe could be beneficial to our shareholders.
In keeping with these trends, our long-term strategic focus will be to position our mortgage banking businesses to meet this market opportunity, with ample working capital and access to a deep set of products. Our investment strategy will evolve in kind, with a continued focus on deployment alongside capital partners, in lieu of traditional direct investing. As we did in the third quarter, we also expect to continue de-emphasizing third-party investments and further reduce our exposure to this lower-yielding portion of our investment portfolio to further optimize overall returns.
As we progress towards year-end, we are already starting to see a diminution of market activity consistent with a year ago when market participants, from homebuyers to bond investors, took stock of a volatile environment and decided to save investment capital for the year ahead. If anything, the market is in a more challenging position today than it was then, factoring in the possibility of a U.S government shutdown, along with a geopolitical backdrop that has deteriorated significantly. The additional volatility from geopolitical events will likely continue to pressure our near-term GAAP results, particularly the market valuations of our investment portfolio assets. And while the resiliency of the U.S. economy has surprised even the most ardent optimists, the prospect of an interest rate-driven recession in 2024 still remains a likelihood, in our view. As such, we will continue to prioritize liquidity and exercise caution as we work to ensure our franchise is positioned for the opportunity we see ahead.

Third Quarter Key Financial Results and Metrics
The following table presents key financial metrics for the three and nine months ended September 30, 2023.
Table 1 – Key Financial Results and Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2023	September 30, 2023
Net income (loss) per diluted common share	$(0.29)	$(0.27)
Annualized GAAP return on common stockholders' equity	(12.3)%	(3.5)%
Dividends per share	$0.16	$0.55
Book value per share	$8.77	$8.77
Economic return on book value (1)	(3.6)%	(2.4)%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period. It does not represent an annualized figure.
Third Quarter Operational Highlights
Residential Mortgage Banking
•Locked $1.6 billion(1) of jumbo loans, up from $567 million in the second quarter 2023, and purchased $815 million of jumbo loans, up from $184 million in the second quarter 2023
◦50% of purchase volume in the third quarter 2023 was from depository institutions, up from 10% in the second quarter 2023
◦Achieved gross margins of 80bps during the quarter, within our historical 75bps to 100bps range
•Significantly grew jumbo loan seller network, including over 50 new or re-established relationships with depository institutions
•Distributed $391 million of jumbo loans through securitization ($338 million) and whole loan sales ($54 million)
•Increased capital allocated to Residential Mortgage Banking segment to $150 million at September 30, 2023, from $80 million at June 30, 2023
Business Purpose Mortgage Banking
•Funded $411 million of business purpose lending ("BPL") loans in the third quarter 2023 (74% Bridge and 26% Term), up from $406 million in the second quarter 2023
•Distributed $340 million of BPL loans through securitization ($278 million) and whole loan sales ($62 million)
•Began selling BPL bridge loans into previously announced joint venture ("JV") with Oaktree Capital Management, L.P. ("Oaktree") and established new dedicated financing line for the JV
Investment Portfolio
•Deployed approximately $70 million of capital into internally sourced investments, while generating incremental capital from sales of non-strategic third-party assets
•RPL and jumbo securities saw continued declines in 90 day+ delinquencies to 8.6% and 0.9%, respectively; 90 day+ delinquencies for our combined CAFL securities and bridge loan portfolio declined to 4.0%, aided in part by successful loss mitigation resolutions completed during the quarter, and accompanied by an increase in loans transferred to REO(2)
Financing Highlights
•Unrestricted cash and cash equivalents of $204 million at September 30, 2023
•Successfully renewed two maturing loan warehouse financing facilities with key counterparties
•Maintained $2.2 billion of excess financing capacity across warehouse facilities at September 30, 2023
Footnotes to Business Highlights
_________________________________________________________________________________________________________
1.Lock volume does not account for potential fallout from pipeline that typically occurs through the lending process.
2.Calculated as BPL loans in our consolidated CAFL securitizations, bridge loans held for investment, and bridge and term loans held-for-sale with a delinquent payment greater than 90 days divided by the total notional balance of consolidated CAFL securitizations, bridge loans held for investment, and bridge and term loans held for sale.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2023 and 2022. Most tables include a "change" column that shows the amount by which the results from 2023 are greater or less than the results from the respective period in 2022. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2023, compared to the third quarter of 2022, and increases or decreases during the "nine-month periods" refer to the change in results for the first nine months of 2023, compared to the first nine months of 2022.
Consolidated Results of Operations
The following table presents the components of our net income for the three and nine months ended September 30, 2023 and 2022.
Table 2 – Net Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2023	2022	Change	2023	2022	Change
Net Interest Income	$20,351	$34,935	$(14,584)	$72,884	$128,525	$(55,641)
Non-interest Income (Loss)
Mortgage banking activities, net	19,440	16,535	2,905	52,663	2,833	49,830
Investment fair value changes, net	(31,430)	(57,697)	26,267	(36,153)	(151,789)	115,636
Other income, net	2,346	4,027	(1,681)	11,060	17,016	(5,956)
Realized gains, net	50	—	50	1,104	2,581	(1,477)
Total non-interest income (loss), net	(9,594)	(37,135)	27,541	28,674	(129,359)	158,033
General and administrative expenses	(29,697)	(38,244)	8,547	(96,057)	(101,719)	5,662
Portfolio management costs	(3,661)	(1,863)	(1,798)	(10,271)	(5,208)	(5,063)
Loan acquisition costs	(1,880)	(2,426)	546	(4,613)	(10,371)	5,758
Other expenses	(4,633)	(4,261)	(372)	(13,292)	(11,814)	(1,478)
Net Income (Loss) Before Income Taxes	(29,114)	(48,994)	19,880	(22,675)	(129,946)	107,271
(Provision for) benefit from income taxes	(1,696)	(1,417)	(279)	(642)	10,484	(11,126)
Net Income (Loss)	(30,810)	(50,411)	19,601	(23,317)	(119,462)	96,145
Other comprehensive income (loss), net	(2,647)	(7,147)	4,500	4,130	(56,008)	60,138
Preferred dividends	(1,750)	—	(1,750)	(4,927)	—	(4,927)
Total Comprehensive Loss Related to Common Stockholders	$(35,207)	$(57,558)	$22,351	$(24,114)	$(175,470)	$151,356
Net Interest Income
Net interest income from our investment portfolio decreased by $14 million and $33 million during the three and nine-month periods, respectively, contributing to the majority of the overall declines in 2023. During the three and nine months ended September 30, 2023, $10 million and $16 million, respectively, of interest income was either reversed (from prior periods) or not recognized (for current periods) for our BPL bridge loans on non-accrual status. Additionally, the benefit of higher average asset balances in 2023 from continued deployment into internally-generated assets during the prior twelve months was more than offset by lower yield maintenance income on our BPL term securities, lower accretion income on our AFS securities, and higher financing costs in 2023. Yield maintenance income decreased $3 million and $13 million during the three- and nine-month periods, respectively, as the sharp rise in interest rates throughout 2022 and 2023 diminished incentives for borrowers to refinance. Accretion income on AFS securities decreased $1 million and $10 million during the three- and nine-month periods, respectively, as rising interest rates slowed prepayment speeds and changed our expected timing of calls of our available-for-sale securities, which reduced accretion income after the first quarter of 2022. Additionally, steady deployment of capital into HEI throughout the last 18 months, which does not generate net interest income but is partially financed with debt, resulted in a $4 million and $10 million increase in interest expense during the three- and nine-month periods, respectively.

Net interest income from Residential and Business Purpose Mortgage Banking operations decreased by $1 million and $2 million, respectively, during the three-month periods, and decreased by $12 million and $8 million, respectively, during the nine-month periods. These declines were the result of lower average balances of loan inventory and higher financing costs given the rise in benchmark interest rates during the past 12 months. Volume in the residential business was intentionally reduced during 2022 and into the first quarter of 2023, driving the inventory of loans from over $1 billion at March 31, 2022 to $27 million at March 31, 2023. Given improving market conditions and new opportunities, we increased our residential loan acquisitions and inventory in the second and third quarters of 2023, and see opportunities to further grow acquisitions in the coming quarters in our residential mortgage banking business.
Corporate net interest expense decreased $2 million and increased $3 million during the three and nine-month periods, respectively. In both periods, interest expense increased for our trust preferred securities, which are variable rate and were impacted by higher benchmark interest rates over the past twelve months. For the three-month periods, this increase was more than offset by a decline in interest expense related to our convertible debt, as we repurchased some of our outstanding convertible debt over the past twelve months and repaid one series of our convertible debt that matured in August 2023. Additionally, we earned higher interest income on our cash and cash equivalents during 2023 for both periods, resulting from higher interest rates earned on these balances.
We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. However, over the past year, continued increases in benchmark interest rates and borrowing spreads negatively impacted our net interest income. Further increases in the federal funds rate or widening of borrowing spreads could result in lower net interest income. Additionally, to the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. To the extent we add incremental leverage to our investment portfolio, particularly for non-interest earnings assets such as HEI, net interest income could temporarily decrease until proceeds from those financings are redeployed into other investments.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Income from Residential Mortgage Banking activities increased $7 million and $27 million during the three and nine-month periods, respectively. Income from Business Purpose Mortgage Banking operations decreased $4 million and increased $23 million, during the three and nine-month periods respectively. For both mortgage banking businesses, while volumes were much higher during the first nine months of 2022 as compared to the same period in 2023, margins were negative for the first nine months of 2022 overall, as rapidly rising interest rates and widening spreads impacted valuations of our loan inventory.
For the residential business, volumes began to ramp up in the second quarter of 2023 and increased significantly into the third quarter and, as margins improved, production was profitable for these periods. While margins in the second quarter of 2023 increased well above 150 basis points, they normalized within their historical range of 75 to 100 basis points in the third quarter.
At the BPL business, higher margins from improving execution on term securitizations and sales during 2023 drove the improvement in mortgage banking income during the three and nine-month periods, as term spreads tightened more significantly in the first quarter, then stabilized in the second and third quarters of 2023. The benefit from higher margins was partially offset by lower funding volumes in 2023, particularly for the nine-month periods, as rising interest rates decreased demand for loans. Going forward, we expect higher benchmark interest rates will continue to pressure origination volumes, while we continue to see opportunities to refinance our bridge borrowers with term products.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and their associated interest rate hedges. During the three and nine months ended September 30, 2023, negative investment fair value changes were primarily driven by reductions in the value of our investments in reperforming loan securities (our investments in consolidated Freddie Mac SLST entities), which were negatively impacted primarily by rising interest rates, as well as reductions in the fair value of our overall BPL bridge loan portfolio, including certain non-performing and modified BPL bridge loans, and for the nine months ended September 30, 2023, losses on certain delinquent term loans. The negative fair value changes were partially offset by fair value increases for HEI, servicing investments, IO securities and interest rate hedges, which benefited from rising benchmark interest rates and home price appreciation. Fundamental performance of our residential assets within our Investment Portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and borrowers motivated to stay current on their low-coupon mortgages.

During the three and nine months ended September 30, 2022, negative investment fair value changes reflected extreme levels of credit spread widening across many of our longer-duration, fixed-rate investments (re-performing loan securities, residential securities and called loans), partially offset by fair value increases in our IO securities and interest rate hedges, which benefited from rising benchmark interest rates.
Additional detail on our investment fair value changes during 2023 is included in the “Results of Operations by Segment” section that follows as well as Table 5.6 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Income
The decrease in other income for the three and nine-month periods primarily resulted from $1 million and $6 million, respectively, of lower income on our MSR investments. MSR income was nominally impacted by fair value changes in 2023 given the MSR's reduced sensitivity to rising interest rates during that period, while MSRs benefited significantly in 2022 as the sharp rise in interest rates caused a slowdown in prepayment speeds and was more impactful to valuations.
Additional detail on our other income is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Realized Gains, Net
During the nine months ended September 30, 2023, we realized $2 million of gains from the sale of $54 million of AFS securities, which was partially offset by $0.4 million of net losses on early extinguishment of debt, primarily associated with the early extinguishment of securitization debt financing our reperforming loan securities, as well as from the repurchase of $66 million of our convertible debt. During the three and nine months ended September 30, 2022, we realized gains of zero and $3 million, respectively, primarily resulting from securities that were called.
General and Administrative Expenses
Beginning in the fourth quarter of 2022, we implemented firm-wide initiatives to rationalize headcount and reduce non-compensation costs, resulting in a net headcount reduction of 28% during the last twelve months and reductions to fixed compensation expense of $6 million and $5 million, respectively, for the three and nine-month periods ended September 30, 2023. Additionally, non-compensation expenses were reduced by $2 million and $6 million, respectively, for the three- and nine-month periods ended September 30, 2023. During the nine-month periods, these decreases in expenses were partially offset by higher expenses for annual variable compensation and long-term incentive award expenses.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Portfolio Management Costs
The increase in portfolio management costs for the three and nine-month periods resulted from growth in our investment portfolio over the past twelve months. These costs are primarily associated with the management of our BPL bridge loans and also include loan sub-servicing costs.
Loan Acquisition Costs
The decreases in loan acquisition costs for our mortgage banking operations for the three and nine-month periods resulted primarily from lower loan origination and acquisition volumes in our mortgage banking businesses in the 2023 periods, compared to the same periods of 2022.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The tax provision for the three and nine months ended September 30, 2023 reflect GAAP income earned at our TRS during those periods, resulting primarily from improved mortgage banking results. The tax benefit for the nine months ended September 30, 2022 was primarily the result of GAAP losses from our mortgage banking operations at our TRS during that period.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Other Comprehensive Income (Loss), Net
Other comprehensive loss for the three months ended September 30, 2023 resulted from unrealized losses on our available-for-sale securities, primarily resulting from rising interest rates. For the nine-months ended September 30, 2023, these losses were more than offset by cumulative gains on our available for sale securities, as well as the reclassification of unrealized loss on interest rate agreements into net income (loss). Other comprehensive income for three and nine-months ended September 30, 2022 was primarily related to negative fair value changes on our available-for-sale securities, due to spread widening.
Preferred Dividends
We issued preferred stock in January 2023 and began to declare and pay dividends on that stock in the first quarter of 2023.

Net Interest Income
The following table presents the components of net interest income for the three and nine months ended September 30, 2023 and 2022.
Table 3 – Net Interest Income

	Three Months Ended September 30,
	2023			2022
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$4,673	$295,050	6.3%	$11,844	$984,365	4.8%
Residential loans - HFI at Legacy Sequoia (2)	2,594	154,710	6.7%	1,473	199,264	3.0%
Residential loans - HFI at Sequoia (2)	40,180	3,742,871	4.3%	31,587	3,468,730	3.6%
Residential loans - HFI at Freddie Mac SLST (2)	15,065	1,370,770	4.4%	16,098	1,600,215	4.0%
BPL loans - HFS	4,546	296,131	6.1%	9,070	535,017	6.8%
BPL loans - HFI	35,534	1,673,626	8.5%	24,688	1,257,222	7.9%
BPL term loans - HFI at CAFL (2)	40,564	2,780,552	5.8%	50,959	2,960,614	6.9%
BPL bridge loans - HFI at CAFL (2)	12,376	499,674	9.9%	10,480	529,993	7.9%
Multifamily loans - HFI at Freddie Mac K-Series (2)	4,677	419,867	4.5%	4,762	439,966	4.3%
Trading securities(3)	3,276	50,826	25.8%	3,924	131,626	11.9%
Available-for-sale securities	1,835	84,796	8.7%	3,065	136,203	9.0%
Other interest income	11,754	962,736	4.9%	9,712	898,111	4.3%
Total interest income	177,074	12,331,609	5.7%	177,662	13,141,326	5.4%
Interest Expense
Short-term debt facilities	(20,915)	1,021,941	(8.2)%	(19,436)	1,561,146	(5.0)%
Short-term debt - servicer advance financing	(3,410)	159,993	(8.5)%	(2,606)	225,002	(4.6)%
Promissory notes	(308)	17,865	(6.9)%	(572)	33,302	(6.9)%
Short-term debt - convertible notes, net	(2,690)	181,663	(5.9)%	(1,330)	100,895	(5.3)%
ABS issued - Legacy Sequoia (2)	(2,487)	153,588	(6.5)%	(1,486)	198,166	(3.0)%
ABS issued - Sequoia (2)	(35,810)	3,613,898	(4.0)%	(27,541)	3,233,716	(3.4)%
ABS issued - Freddie Mac SLST (2)	(10,523)	1,084,889	(3.9)%	(12,829)	1,325,930	(3.9)%
ABS issued - Freddie Mac K-Series (2)	(4,290)	387,263	(4.4)%	(4,377)	408,164	(4.3)%
ABS issued - CAFL Term (2)	(32,964)	2,500,163	(5.3)%	(39,401)	2,599,746	(6.1)%
ABS issued - CAFL Bridge (2)	(5,249)	481,246	(4.4)%	(5,276)	475,805	(4.4)%
Long-term debt facilities	(26,855)	1,342,870	(8.0)%	(14,464)	1,148,700	(5.0)%
Long-term debt - corporate	(11,222)	531,376	(8.4)%	(13,409)	761,712	(7.0)%
Total interest expense	(156,723)	11,476,755	(5.5)%	(142,727)	12,072,284	(4.7)%
Net Interest Income	$20,351			$34,935

	Nine Months Ended September 30,
	2023			2022
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$11,133	$246,699	6.0%	$42,201	$1,406,219	4.0%
Residential loans - HFI at Legacy Sequoia (2)	7,871	163,340	6.4%	3,592	211,707	2.3%
Residential loans - HFI at Sequoia (2)	112,302	3,644,384	4.1%	95,608	3,732,108	3.4%
Residential loans - HFI at Freddie Mac SLST (2)	45,831	1,418,494	4.3%	49,851	1,717,544	3.9%
BPL loans - HFS	12,392	273,526	6.0%	22,823	536,366	5.7%
BPL loans - HFI	114,229	1,619,863	9.4%	52,226	1,003,673	6.9%
BPL term loans - HFI at CAFL (2)	124,453	2,846,211	5.8%	173,630	3,070,972	7.5%
BPL bridge loans - HFI at CAFL (2)	37,506	500,348	10.0%	21,751	412,766	7.0%
Multifamily loans - HFI at Freddie Mac K-Series (2)	13,992	422,563	4.4%	14,247	451,757	4.2%
Trading securities(3)	10,371	82,486	16.8%	13,520	151,898	11.9%
Available-for-sale securities	7,391	110,729	8.9%	17,252	137,134	16.8%
Other interest income	37,100	1,050,244	4.7%	27,816	917,975	4.0%
Total interest income	534,571	12,378,887	5.8%	534,517	13,750,119	5.2%
Interest Expense
Short-term debt facilities	(69,302)	1,144,228	(8.1)%	(41,081)	1,628,316	(3.4)%
Short-term debt - servicer advance financing	(11,054)	185,048	(8.0)%	(6,110)	241,582	(3.4)%
Promissory notes	(1,042)	20,484	(6.8)%	(572)	11,223	(6.8)%
Short-term debt - convertible notes, net	(6,464)	155,618	(5.5)%	(1,330)	34,001	(5.2)%
ABS issued - Legacy Sequoia (2)	(7,650)	162,348	(6.3)%	(3,154)	209,931	(2.0)%
ABS issued - Sequoia (2)	(99,859)	3,448,545	(3.9)%	(84,041)	3,491,194	(3.2)%
ABS issued - Freddie Mac SLST (2)	(32,392)	1,122,024	(3.8)%	(40,287)	1,424,032	(3.8)%
ABS issued - Freddie Mac K-Series (2)	(12,842)	390,307	(4.4)%	(13,099)	419,954	(4.2)%
ABS issued - CAFL Term (2)	(100,324)	2,540,276	(5.3)%	(134,244)	2,734,937	(6.5)%
ABS issued - CAFL Bridge (2)	(15,814)	479,899	(4.4)%	(10,639)	370,450	(3.8)%
Long-term debt facilities	(68,029)	1,179,131	(7.7)%	(37,664)	1,231,057	(4.1)%
Long-term debt - corporate	(36,915)	614,698	(8.0)%	(33,771)	706,504	(6.4)%
Total interest expense	(461,687)	11,442,606	(5.4)%	(405,992)	12,503,181	(4.3)%
Net Interest Income	$72,884			$128,525
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
(2)Interest income and interest expense at "Legacy Sequoia", "Sequoia", "Freddie Mac SLST", "Freddie Mac K-Series", "CAFL Term", and "CAFL Bridge" reflect activity from consolidated variable interest entities. While we consolidate these entities for GAAP reporting purposes, economically, we earn interest income from the securities we own in these entities, which is represented by the net interest income (interest income less interest expense) from these consolidated entities presented in the table above.
(3)We sold nearly all of our subordinate trading securities over the course of 2023 and our remaining trading securities at September 30, 2023 were interest-only securities, which generate a higher cash interest yield. This interest income is generally offset by a decline in fair value (recognized through investment fair value changes, net on our consolidated statements of income) related to the receipt of cash flows each period, resulting in a lower overall economic yield for these investments.

Results of Operations by Segment
We report on our business using three segments: Residential Mortgage Banking, Business Purpose Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Note 24 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three and nine months ended September 30, 2023 and 2022.
Table 4 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Segment Contribution from:
Residential Mortgage Banking	$4,472	$(640)	$5,112	$6,410	$(7,371)	$13,781
Business Purpose Mortgage Banking	(1,193)	(3,856)	2,663	(5,563)	(27,054)	21,491
Investment Portfolio	(5,677)	(22,404)	16,727	62,072	(24,049)	86,121
Corporate/Other	(28,412)	(23,511)	(4,901)	(86,236)	(60,988)	(25,248)
Net Income (Loss)	$(30,810)	$(50,411)	$19,601	$(23,317)	$(119,462)	$96,145
The sections that follow provide further detail on our three business segments and their results of operations for the three and nine months ended September 30, 2023.
Corporate/Other
The increase in net expense from Corporate/Other for both the three and nine-month periods was primarily due to the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable rate and were impacted by rising benchmark interest rates throughout 2022 and 2023. These increases were partially offset by higher interest income earned on cash and cash equivalents during 2023, resulting from higher interest rates earned on these balances.

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
The following table provides the activity of residential loans held in inventory for sale at our Residential Mortgage Banking business during the three and nine months ended September 30, 2023.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2023	September 30, 2023
Balance at beginning of period	$196,737	$628,160
Acquisitions	814,964	1,050,366
Sales	(53,845)	(91,721)
Transfers between segments (1)	(334,417)	(952,106)
Principal repayments	(5,210)	(24,653)
Changes in fair value, net	(7,283)	900
Balance at End of Period	$610,946	$610,946
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three and nine months ended September 30, 2023, our residential mortgage loan conduit locked $1.6 billion and $2.3 billion of loans ($1.3 billion and $1.8 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), and purchased $815 million and $1.05 billion of loans, respectively. During the three and nine months ended September 30, 2023, we distributed $54 million and $92 million (unpaid principal balance), respectively, through whole loan sales and during the nine months ended September 30, 2023, we completed three securitizations backed by $995 million of loans (unpaid principal balance), including one during the third quarter. At September 30, 2023, our residential loan pipeline was comprised of $659 million (principal value) of loans in inventory on our balance sheet and $895 million of loans identified for purchase (locked loans, unadjusted for fallout).
The significant increase in lock and purchase volumes from the second to third quarter of 2023 was driven by the onboarding of new depository loan sellers and an increased market share of independent mortgage banks within our seller network, and included increased bulk purchases from certain of these loan sellers. We increased our capital allocation to this segment to $150 million at September 30, 2023, from $80 million at June 30, 2023, and could increase it further to accommodate the growth in our flow purchase relationships. As discussed in the business update section of this MD&A, we are continuing to pursue new relationships for purchasing jumbo loans on a flow and/or bulk basis, which could positively contribute to volumes moving forward.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At September 30, 2023, we had residential warehouse facilities outstanding with four different counterparties, with $1.05 billion of total capacity and $502 million of available capacity. These included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $500 million of total capacity and marginable facilities with $550 million of total capacity.

The following table presents key earnings and operating metrics for our Residential Mortgage Banking segment during the three and nine months ended September 30, 2023.
Table 6 – Residential Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Mortgage banking income (loss)	$10,201	$3,957	$6,244	$21,081	$5,038	$16,043
Operating expenses	(4,916)	(6,285)	1,369	(13,784)	(20,692)	6,908
(Provision for) benefit from income taxes	(813)	1,688	(2,501)	(887)	8,283	(9,170)
Segment Contribution	$4,472	$(640)	$5,112	$6,410	$(7,371)	$13,781
Loan purchase commitments (loan locks, adjusted for expected fallout)	$1,272,190	$256,044	$1,016,146	$1,777,919	$2,749,910	$(971,991)
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
The increase in contribution from our residential mortgage banking operations during the three and nine-month periods was attributable to higher mortgage banking activities income resulting from positive margins in 2023, compared to negative margins in 2022, which was partially offset by lower net interest margin in 2023, given the inverted yield curve, each as discussed in the preceding Consolidated Results of Operations section of this MD&A. Additionally, the net segment contribution in both the three and nine-month periods benefited from lower operating expenses, as we decreased headcount in this segment over the past year, as well as lower loan acquisition costs, given the decrease in volume year-over-year.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the first nine months of 2023 resulted from GAAP income from these operations at our TRS during that period. The benefit from income taxes for the first nine months of 2022 resulted from GAAP losses from these operations at our TRS during that period.

Business Purpose Mortgage Banking Segment
This segment consists of a platform that originates and acquires business purpose lending ("BPL") loans for subsequent securitization, sale, or transfer into our investment portfolio. Business purpose loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range between 12 and 36 months). Term loans are mortgage loans secured by residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. BPL bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) residential or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. We typically distribute most of our term loans through our CAFL® private-label securitization program, or through whole loan sales, and typically transfer our BPL bridge loans to our Investment Portfolio, where they will either be retained for investment or securitized, or sold as whole loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income earned on loans while they are held in inventory, origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our investment portfolio, and gains/losses from associated hedges. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
In the second quarter of 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. During the third quarter of 2023, we began to sell loans into the joint venture. In accordance with the terms of the joint venture, we have committed to sell certain BPL bridge loans we originate into the joint venture that meet specified criteria at contractually pre-established prices and will administer the joint venture for ongoing fees. We expect we will sell a portion of our BPL bridge loans to the joint venture while continuing to retain a portion in our investment portfolio (including for inclusion in existing or future revolving bridge loan securitizations) or for sale to other third-party investors.
The following table provides business purpose loan origination activity at Redwood during the three and nine months ended September 30, 2023.
Table 7 – Business Purpose Loans — Funding Activity

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(In Thousands)	BPL Term	BPL Bridge (1)	Total	BPL Term	BPL Bridge (1)	Total
Fair value at beginning of period	$269,886	$12,950	$282,836	$358,791	$5,282	$364,073
Fundings	105,777	305,104	410,881	408,477	847,203	1,255,680
Sales	(27,714)	(31,523)	(59,237)	(405,696)	(63,330)	(469,026)
Transfers between segments/other (2)	(278,523)	(256,653)	(535,176)	(273,952)	(759,744)	(1,033,696)
Principal repayments	(792)	(505)	(1,297)	(16,975)	(2,708)	(19,683)
Changes in fair value, net	3,515	1,255	4,770	1,504	3,925	5,429
Fair Value at End of Period	$72,149	$30,628	$102,777	$72,149	$30,628	$102,777
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
(2)For BPL term loans, amounts primarily represent loans transferred into a consolidated securitization reflected within our Investment Portfolio Segment. BPL bridge loan amounts represent the transfer of loans originated or acquired by our Business Purpose Mortgage Banking segment at our TRS and transferred to our Investment Portfolio segment at our REIT, as described in the preceding footnote.
While volumes were down year-over-year due primarily to rising interest rates and lower industry-wide demand, volumes during the first three quarters of 2023 remained relatively steady overall, with a reduction in term loan volume offset by an increase in bridge loan volume. Looking ahead, we expect sustained demand from sponsors seeking fixed-rate bridge loans or term loans with more prepayment flexibility, and will continue to assess our bridge loan portfolio for opportunities to refinance borrowers into term loans.

We utilize a combination of capital and loan warehouse facilities to manage our inventory of business purpose loans that we hold for sale. At September 30, 2023, we had business purpose warehouse facilities outstanding with seven different counterparties, with $2.94 billion of total capacity (used for both SFR and bridge loans) and $1.71 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
The following table presents an earnings summary for our Business Purpose Mortgage Banking segment for the three and nine months ended September 30, 2023 and 2022.
Table 8 – Business Purpose Mortgage Banking Earnings Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Mortgage banking income (loss)	$12,484	$17,887	$(5,403)	$39,945	$22,267	$17,678
Operating expenses	(13,995)	(24,302)	10,307	(47,935)	(58,330)	10,395
Benefit from income taxes	318	2,559	(2,241)	2,427	9,009	(6,582)
Segment Contribution	$(1,193)	$(3,856)	$2,663	$(5,563)	$(27,054)	$21,491
Business purpose mortgage banking income presented in the table above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 20 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchase intangibles) for this segment.
The improvement in segment contribution from our business purpose mortgage banking operations during the nine-month period was primarily attributable to higher mortgage banking income, as discussed in the preceding Consolidated Results of Operations section of this MD&A, as well as lower general and administrative costs, given a reduction in headcount year-over-year, and lower loan acquisition costs, given the decrease in volume year-over-year.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes during each of the three- and nine- month periods was due to GAAP losses generated by this segment's operations in those periods.

Investment Portfolio Segment
This segment consists of organic investments sourced through our residential and business purpose mortgage banking operations, including primarily securities retained from our residential and business purpose securitization activities (some of which we consolidate for GAAP purposes) and BPL bridge loans, as well as third-party investments including RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments ("HEI"), and other housing-related investments and associated hedges. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

The following table presents details of our Investment Portfolio at September 30, 2023 and December 31, 2022 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic investments in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 9 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	September 30, 2023	December 31, 2022
Organic Residential Investments
Residential loans at Redwood (1)	$—	$152,621
Residential securities at Redwood	105,275	103,089
Residential securities at consolidated Sequoia entities (2)	201,004	219,299
Other investments (3)	48,285	48,972
Organic Business Purpose Investments
BPL bridge loans	2,177,336	2,023,529
BPL term loan securities at consolidated CAFL Term entities (4)	315,932	303,897
Other investments	—	705
Third-Party Investments
Residential securities at Redwood	5,429	124,567
Residential securities at consolidated Freddie Mac SLST entities (5)	256,023	322,803
Multifamily securities at Redwood	9,687	12,674
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	32,904	31,767
Servicing investments (7)	91,478	90,120
HEI (8)	316,824	283,897
Other investments	5,824	7,081
Total Segment Investments	$3,566,001	$3,725,021
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $3.77 billion of loans and $3.57 billion of ABS issued associated with these investments at September 30, 2023. We consolidated $3.19 billion of loans and $2.97 billion of ABS issued associated with these investments at December 31, 2022.
(3)Organic residential other investments at September 30, 2023 includes net risk share investments of $22 million, representing $28 million of restricted cash and other assets, net of other liabilities of $6 million.
(4)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.97 billion of loans and $2.65 billion of ABS issued associated with these investments at September 30, 2023. We consolidated $3.49 billion of loans and $3.21 billion of ABS issued associated with these investments at December 31, 2022.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.31 billion of loans and $1.06 billion of ABS issued associated with these investments at September 30, 2023. We consolidated $1.46 billion of loans and $1.14 billion of ABS issued associated with these investments at December 31, 2022.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $421 million of loans and $388 million of ABS issued associated with these investments at September 30, 2023. We consolidated $425 million of loans and $393 million of ABS issued associated with these investments at December 31, 2022.
(7)Represents our economic investment in consolidated Servicing Investment variable interest entities. At September 30, 2023, for GAAP purposes, we consolidated $253 million of servicing investments and $154 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2022, for GAAP purposes, we consolidated $301 million of servicing investments and $207 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At September 30, 2023 and December 31, 2022, represents HEI owned at Redwood of $302 million and $271 million, respectively, as well as our retained economic investment in securities issued by the consolidated HEI securitization entity of $15 million. At September 30, 2023, for GAAP purposes, we consolidated $129 million of HEI and $93 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity. At December 31, 2022, for GAAP purposes, we consolidated $133 million of HEI and $101 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity.

The size of our Investment Portfolio decreased slightly during the first nine months of 2023, as sales of non-strategic third-party securities and residential loans was partially offset by incremental investments in BPL bridge loans and HEI. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the three and nine months ended September 30, 2023 and 2022.
Table 10 – Investment Portfolio Earnings Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2023	2022	Change	2023	2022	Change
Net interest income	$30,948	$45,006	$(14,058)	$107,904	$140,885	$(32,981)
Investment fair value changes, net	(31,315)	(61,780)	30,465	(34,166)	(165,297)	131,131
Other income, net	2,622	3,906	(1,284)	8,803	15,423	(6,620)
Realized gains, net	26	—	26	858	2,581	(1,723)
Operating expenses	(6,501)	(3,872)	(2,629)	(18,192)	(10,833)	(7,359)
(Provision for) Benefit from income taxes	(1,457)	(5,664)	4,207	(3,135)	(6,808)	3,673
Segment Contribution	$(5,677)	$(22,404)	$16,727	$62,072	$(24,049)	$86,121
The increase in contribution from the Investment Portfolio during the three and nine-month periods was primarily attributable to smaller negative investment fair value changes in the 2023 periods, as discussed in the Consolidated Results of Operations section of this MD&A. These improvements were partially offset by lower net interest income and lower other income, as discussed in the preceding Consolidated Results of Operations section of this MD&A.
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
Despite challenging market technicals, fundamental performance across most of our Investment Portfolio continues to be driven by strong employment data, embedded equity protection via loan seasoning and borrowers motivated to stay current on their low-coupon mortgages. However, the BPL sector overall continues to manage through macro crosswinds that have impacted sponsor sentiment and reduced transaction volumes across the industry. We remain focused on the impact that higher short-term interest rates have on sponsors, notwithstanding overall strength in leasing trends. In anticipation of this impact, our team has continued to work with borrowers well in advance of their loan maturities to assess project plans and ensure they manage towards successful completions. While 90 days+ delinquencies across our bridge and term books declined slightly in the third quarter to 4%, REO balances in the BPL bridge portfolio increased, and we continue to manage through pockets of stress, largely with a handful of sponsor relationships where a combination of rate modifications and fresh equity has been utilized.
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
Operating expenses at this segment are primarily attributable to portfolio management costs, which increased $2 million and $5 million during the three and nine-month periods, attributable to both an increase in portfolio investments under management year-over-year and higher asset management costs for our bridge loan portfolio. We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets as well as from gains or losses from hedges held at the TRS and, for the three and nine-month periods, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.

Investments Detail and Activity
This section presents additional details on our investments (both within our Investment Portfolio segment and held at a corporate level) and their activity during the three and nine months ended September 30, 2023.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three and nine months ended September 30, 2023.
Table 11 – Real Estate Securities Activity by Collateral Type (1)

Three Months Ended September 30, 2023	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Subordinate
Beginning fair value	$38,064	$116,013	$12,742	$166,819
Acquisitions	—	—	—	—
Sales	(1,026)	(35,223)	(3,524)	(39,773)
Gains on sales and calls, net	—	103	(77)	26
Effect of principal payments (2)	—	(163)	—	(163)
Change in fair value, net	4,131	(2,141)	546	2,536
Ending Fair Value (3)	$41,169	$78,589	$9,687	$129,445

Nine Months Ended September 30, 2023	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Subordinate
Beginning fair value	$28,867	$198,934	$12,674	$240,475
Acquisitions	7,883	1,979	—	9,862
Sales	(1,026)	(133,561)	(3,524)	(138,111)
Gains on sales and calls, net	—	1,579	(77)	1,502
Effect of principal payments (2)	(6)	(603)	—	(609)
Change in fair value, net	5,451	10,261	614	16,326
Ending Fair Value (3)	$41,169	$78,589	$9,687	$129,445
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
(3)At September 30, 2023, $9 million of Senior Securities were used as hedges for our Residential Mortgage Banking operations. These Real estate securities are included in our Residential Mortgage Banking segment.
At September 30, 2023, our securities at Redwood (exclusive of securities owned in consolidated entities) consisted of fixed-rate assets (89%), adjustable-rate assets (10%), and hybrid assets that reset within the next year (1%).

The following table sets forth activity in our real estate securities portfolio for the three and nine months ended September 30, 2023, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Investment Portfolio segment and our Residential Mortgage Banking segment.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended September 30, 2023	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$106,915	$218,357	$305,794	$297,587	$32,515	$59,904	$1,021,072
Acquisitions	—	3,911	13,938	—	—	—	17,849
Sales	(926)	(8,962)	—	—	—	(38,847)	(48,735)
Gains on sales and calls, net	—	—	—	—	—	26	26
Effect of principal payments (1)	(116)	(2,460)	—	(8,738)	—	(47)	(11,361)
Change in fair value, net	58	(5,265)	(3,800)	(32,826)	389	2,478	(38,966)
Ending Fair Value (2)	$105,931	$205,581	$315,932	$256,023	$32,904	$23,514	$939,885

Nine Months Ended September 30, 2023	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$103,089	$219,299	$303,897	$322,803	$31,767	$137,386	$1,118,241
Acquisitions	1,700	44,605	13,938	—	—	8,162	68,405
Sales	(926)	(49,715)	—	—	—	(137,185)	(187,826)
Gains on sales and calls, net	—	—	—	—	—	1,502	1,502
Effect of principal payments (1)	(313)	(6,357)	—	(25,692)	—	(296)	(32,658)
Change in fair value, net	2,381	(2,251)	(1,903)	(41,088)	1,137	13,945	(27,779)
Ending Fair Value (2)	$105,931	$205,581	$315,932	$256,023	$32,904	$23,514	$939,885
(1)Effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At September 30, 2023, $5 million of Sequoia Securities and $8 million of Other Third-Party Securities were used as hedges for our Residential Mortgage Banking operations, and were included in our Residential Mortgage Banking segment.
At September 30, 2023, our securities (both those held on our balance sheet and our economic interests in consolidated VIEs) consisted of fixed-rate assets (98%), adjustable-rate assets (2%) and hybrid assets that reset within the next year (<1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable recourse term debt and marginable debt in the form of repurchase (or “repo”) financing. At September 30, 2023, real estate securities with a fair value of $401 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $127 million of short-term, non-marginable recourse debt and $162 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities, and real estate securities with a fair value of $336 million (including securities owned in consolidated securitization entities) were financed with $238 million of short-term debt incurred through repurchase facilities with five different counterparties, and $54 million of securities were financed with a short-term financing facility. The remaining $149 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at September 30, 2023. This table includes both our securities held on balance sheet and our economic interests in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

September 30, 2023				Weighted Average Values
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90 Day+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$32,771	$73,160	$139,694	3.8%	0.2%	6%	7%
Consolidated Sequoia securities	33,462	172,119	232,896	4.7%	1.2%	8%	39%
Total Sequoia Securities	66,233	245,279	372,590	4.4%	0.9%	7%	28%
Consolidated Freddie Mac SLST securities	16,849	239,174	461,596	4.5%	8.6%	5%	28%
RPL securities on balance sheet	—	—	—	—%	—%	—%	—%
Total RPL Securities	16,849	239,174	461,596	4.5%	8.6%	5%	28%
Consolidated Freddie Mac K-Series securities	—	32,904	36,468	4.3%	—%	—%	8%
Multifamily securities on balance sheet	12	9,675	10,178	5.2%	—%	46%	14%
Total Multifamily Securities	12	42,579	46,646	4.5%	—%	10%	9%
Consolidated CAFL securities	24,244	291,688	437,838	5.4%	3.7%	7%	19%
Other third-party securities	8,409	5,418	19,473	5.9%	0.3%	13%	5%
Total Securities (2)	$115,747	$824,138	$1,338,143
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
(2)At September 30, 2023, $5 million of Sequoia Securities and $8 million of Other Third-Party Securities were used as hedges for our Residential Mortgage Banking operations, and were included in our Residential Mortgage Banking segment.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During the third quarter of 2023, our overall securities portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of our residential investments are supported by substantial home price appreciation and borrower equity in the underlying homes. While the level of 90 day+ delinquencies for the BPL term loans underlying our consolidated CAFL securities remained stable from the second to third quarter of 2023, 60 days+ delinquencies since June 30, 2023 increased modestly, which if not resolved, could negatively impact the value of these securities. With a weighted average quarter-end carrying value of 62 cents to face value, we estimate our Investment Portfolio had approximately $3.26 per share of net discount to par at quarter end. We believe continued credit performance in our underlying securities portfolio could contribute to our ability to realize potential upside in book value over time.

BPL Bridge Loans Held-for-Investment
The following table provides the activity of BPL bridge loans held-for-investment during the three and nine months ended September 30, 2023.
Table 14 – BPL Bridge Loans Held-for-Investment - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2023	September 30, 2023
Fair value at beginning of period	$2,160,156	$2,023,529
Sales	(2,310)	(2,310)
Transfers between portfolios (1)	256,654	760,235
Transfers to REO	(38,128)	(48,639)
Principal repayments	(182,687)	(533,052)
Changes in fair value, net	(16,349)	(22,427)
Fair Value at End of Period	$2,177,336	$2,177,336
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
Our $2.18 billion of BPL bridge loans held-for-investment at September 30, 2023 were comprised of first-lien, interest-only loans with a weighted average coupon of 10.54% and original maturities of six to 36 months. At origination, the weighted average FICO score of borrowers backing these loans was 745 and the weighted average LTV ratio of these loans was 64%. At September 30, 2023, of the 3,197 loans in this portfolio, 91 of these loans with an aggregate fair value of $54 million and an aggregate unpaid principal balance of $61 million were in foreclosure and 101 loans with an aggregate fair value of $79 million and an unpaid principal balance of $89 million were 90-or-more days delinquent (certain loans in foreclosure were also at least 90 days delinquent). Additionally, REO associated with bridge loans increased to $49 million at September 30, 2023, from $13 million at June 30, 2023 and $3 million at December 31, 2022.
Changes in the fair value of bridge loans held-for-investment during the nine months ended September 30, 2023, primarily reflect reductions in values for non-accrual bridge loans and bridge loans that were modified during the third quarter of 2023. During the third quarter of 2023, BPL bridge loans with a cumulative unpaid principal balance of $307 million were subject to modifications of certain terms, including reductions in interest rates (including, in certain cases, deferrals of interest) combined with infusions of fresh capital from either the existing sponsor or third-party sources. The modifications resulted in a weighted average reduction in contractual interest rate on these loans of approximately 2.5%. In addition to loans for which we completed these types of modifications, during the third quarter of 2023, we extended the maturities of loans with approximately $187 million of unpaid principal balance. While we continue to work proactively with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our BPL bridge loan portfolio could ultimately result in further decreases in the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. Additionally, an increase in maturity extensions in the BPL bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the short duration nature of our bridge loans, maturity extensions have been an expected part of the business, even before market conditions became more challenging. Over the past six months, maturity extensions of BPL bridge loans averaged less than six months.
We generally value delinquent BPL loans at a dollar price that is informed by various market data, including the estimated fair value of the collateral securing a loan, for which we typically receive third-party appraisals, as well as estimated holding costs and sales costs. The amounts we may ultimately recover through the foreclosure of loans and the sale of the underlying collateral or through alternative strategies, such as through loans sales or discounted payoffs, could vary materially from our estimates and could have a material impact on our earnings in future periods.

We finance our BPL bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. At September 30, 2023, we had: $70 million of debt incurred through short-term warehouse facilities with two counterparties, which was secured by $92 million of business purpose bridge loans; $1.12 billion of debt incurred through long-term facilities with three different counterparties, which was secured by $1.50 billion of business purpose bridge loans; and $485 million of securitization debt secured by $525 million of business purpose bridge loans and $24 million of restricted cash.
The following table provides the composition of BPL bridge loans held-for-investment by product type as of September 30, 2023 and December 31, 2022.
Table 15 – BPL Bridge Loans Held-for-Investment - By Product Type

(In Thousands)	September 30, 2023	December 31, 2022
Multifamily	$993,983	$1,055,533
Renovate / Build to rent	942,869	736,368
Fix and Flip	91,861	105,157
Other	148,623	126,471
Fair Value at End of Period	$2,177,336	$2,023,529
Residential Loans
The following table provides the activity of residential loans held at our investment portfolio during the three and nine months ended September 30, 2023.
Table 16 – Investment Portfolio Residential Loans - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2023	September 30, 2023
Fair value at beginning of period	$—	$152,621
Acquisitions	—	—
Sales	—	(134,848)
Transfers between portfolios	—	(17,330)
Principal repayments	—	(992)
Changes in fair value, net	—	549
Fair Value at End of Period	$—	$—
During the first quarter of 2023, we sold the majority of our remaining residential loans in our Investment Portfolio (which were from Sequoia securitizations), and the remaining $17 million were transferred to our Residential Mortgage Banking segment.

Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the three and nine months ended September 30, 2023.
Table 17 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2023		September 30, 2023
Balance at beginning of period	$427,307		$403,462
New/additional investments	113	113	25,626
Sales/distribution	—		—
Repayments	(9,122)		(26,153)
Changes in fair value, net	12,974		28,337
Balance at End of Period	$431,272		$431,272
(1)Our home equity investments presented in this table as of September 30, 2023, include $129 million of HEI owned in our consolidated HEI securitization entity and $302 million of HEI owned directly at Redwood.
Additional details on our HEI are included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2023, positive investment fair value changes primarily reflected improvements in actual and forecasted home price appreciation, relative to previously modeled amounts.

Other Investments
The following table sets forth our other investments activity at our Investment Portfolio segment by significant asset type for the three and nine months ended September 30, 2023.
Table 18 – Other Investments – Activity(1)

Three Months Ended September 30, 2023	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$234,304	$54,867	$66,119	$247	$355,537
New/additional investments	—	2,441	—	—	2,441
Sales/distribution/repayments	—	—	—	(13)	(13)
Servicer advances (repayments), net	(18,560)	—	—	—	(18,560)
Changes in fair value, net	4,069	(1,454)	(1,659)	—	956
Other	—	—	—	—	—
Balance at End of Period	$219,813	$55,854	$64,460	$234	$340,361

Nine Months Ended September 30, 2023	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$269,259	$56,518	$64,456	$705	$390,938
New/additional investments	—	4,491	—	—	4,491
Sales/distribution/repayments	—	—	—	(385)	(385)
Servicer advances (repayments), net	(55,828)	—	—	—	(55,828)
Changes in fair value, net	6,382	(5,155)	4	(86)	1,145
Other	—	—	—	—	—
Balance at End of Period	$219,813	$55,854	$64,460	$234	$340,361

Footnotes to Table 18 on prior page
(1)Tables include all "Other investments" as presented on our consolidated balance sheets. Strategic Investments presented above are held at Corporate/Other, and the remaining other investments are held in our Investment Portfolio segment.
(2)Our servicing investments are owned through our consolidated Servicing Investment entities. At September 30, 2023, our economic investment in these entities was $91 million (for GAAP purposes, we consolidated $253 million of servicing investments, $154 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
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
In September 2023, our Board of Directors declared regular dividends of $0.16 per common share and $0.625 per Series A preferred share for the third quarter of 2023, which were paid on September 29, 2023 and October 16, 2023, respectively. As of September 30, 2023, we expect our full-year dividend distributions to exceed our annual minimum distribution requirements and we believe that we will meet all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
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
While the exact amount is uncertain at this time, we currently expect a significant portion of our 2023 common stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gain. We currently expect all of our 2023 preferred stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Under the federal income tax rules applicable to REITs, none of Redwood’s 2023 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2023 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three and nine months ended September 30, 2023, we recorded tax provisions of $2 million and $1 million, respectively. For the three and nine months ended September 30, 2022, we recorded a tax provision of $1 million and a benefit from income taxes of $10 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The switch to a tax provision from a benefit from income taxes year-over-year was primarily the result of GAAP income earned at our TRS in 2023 compared to a GAAP loss in 2022.

Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not “more likely than not” and establish a valuation allowance accordingly. At December 31, 2022, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. As we experienced GAAP losses in 2022 and earned minimal GAAP income during the nine months ended September 30, 2023 at our TRS, we closely analyzed the realizability of our net deferred tax assets in whole and in part. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
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

LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan warehouse facilities, secured term financing facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities, such as securitization. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations and manage hedges associated with those activities, to purchase investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, and to fund our operations.
At September 30, 2023, our total capital was $1.79 billion, consisting of (i) $1.11 billion of equity capital, (ii) $665 million of convertible notes and long-term debt on our consolidated balance sheet ($148 million of convertible debt due in 2024, $162 million of exchangeable debt due in 2025, $215 million of convertible debt due in 2027 and $140 million of trust-preferred securities due in 2037), and (iii) $17 million of promissory notes included in short-term debt.
As of September 30, 2023, our unrestricted cash and cash equivalents were $204 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
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
At September 30, 2023, in aggregate, we had $2.45 billion of recourse debt outstanding, of which $520 million was marginable and $1.93 billion was non-marginable.
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
Repurchase Authorization
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the nine months ended September 30, 2023, we did not repurchase any shares of our common stock under this program, and repurchased $66 million of Redwood's convertible debt. At September 30, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2023
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
During the nine months ended September 30, 2023, our net cash used in operating activities was $867 million. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination, purchase and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. During the first nine months of 2023, excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $896 million of net cash outflows), cash flows from operating activities were positive $28 million.
Cash Flows from Investing Activities
During the nine months ended September 30, 2023, our net cash provided by investing activities was $639 million and primarily resulted from proceeds from principal payments on loans held-for-investment and proceeds from sales of securities, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the nine months ended September 30, 2023, we transferred loans between held-for-sale and held-for-investment classification, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023, our net cash provided by financing activities was $159 million. This primarily resulted from $582 million of net borrowings under ABS issued (resulting from the issuance of three Sequoia securitizations and one CAFL term securitization), partially offset by $437 million of net repayments of short-term debt borrowings, and $11 million of net repayments under long-term debt facilities. Additionally, in the first quarter of 2023 we raised $67 million of net proceeds from the issuance of preferred stock, and in the third quarter of 2023 we raised $33 million through sales of Redwood common stock under our ATM program.
During the nine months ended September 30, 2023, we declared and paid dividends on our common stock of $0.55 per common share (totaling $66 million) and declared dividends of $1.85417 per share and paid dividends of $1.22917 per share (totaling $3 million) on our preferred stock. On September 12, 2023, the Board of Directors declared a regular dividend of $0.16 per share for the third quarter of 2023, which was paid on September 29, 2023 to shareholders of record on September 22, 2023. Additionally, on September 12, 2023, the Board of Directors declared a regular quarterly dividend of $0.625 per share of preferred stock, payable on October 16, 2023 to stockholders of record on September 29, 2023.
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
Our material cash requirements from known contractual and other obligations during the twelve months following September 30, 2023, include maturing short-term debt, interest payments on debt and ABS issued, payments on operating leases, funding commitments for BPL bridge loans and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following September 30, 2023, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for BPL bridge loans, and payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At September 30, 2023, we had commitments to fund up to $623 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at September 30, 2023, we had $1.71 billion of available warehouse capacity for business purpose loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption Contractual Obligations. For additional information on commitments and contingencies as of September 30, 2023 that could impact our liquidity and capital resources, see Note 17 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the first nine months of 2023, extinguished others we deemed under-utilized, and have other such facilities with scheduled maturities during the next twelve months. In October of 2023, we successfully extended our residential MSR warehouse facility and servicer advance financing, each for an additional year. While there is no assurance of our ability to renew our other facilities maturing in the next year, given current market conditions we expect to extend these in the normal course of business.
One of our subordinate securities financing facilities matures in September of 2024. This recourse term borrowing is secured by certain securities we retained from Sequoia securitizations we sponsored. While we will continue to evaluate our alternatives with respect to this maturity, we expect we will be able to finance these securities utilizing securities repo financing. However, if market interest rates remain elevated, the cost of this financing would increase our borrowing costs for these assets.
Additionally, one series of our convertible notes is maturing during the 12-month period following September 30, 2023. To the extent we cannot issue new corporate capital (for example, convertible notes, preferred equity or common equity) on favorable terms, or at all, due to adverse market conditions, we will need to utilize capital from other sources, including cash on hand, to repay our convertible debt that is maturing, which will reduce the amount of cash that can be deployed into our business and could reduce the earnings potential of our business. Further, if market rates for corporate capital remain elevated and we choose to issue new corporate capital, it could negatively impact our profitability.
We expect to meet our obligations coming due in less than one year from September 30, 2023, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, incremental borrowings under existing, new or amended financing arrangements, or through the issuance of equity or debt capital. As of September 30, 2023, we had approximately $340 million of unencumbered assets. Our unencumbered assets consist primarily of bridge loans, HEI, and retained securities from our securitization activities. We are actively engaged in seeking new financing lines or expanded financing capacity for bridge loans and HEI and expect to have demonstrated further progress on these initiatives in the fourth quarter of 2023.
During the first nine months of 2023, the highest balance of our short-term debt outstanding was $2.03 billion. See Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our short-term debt. See Note 16 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt.

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
At September 30, 2023, we had residential warehouse facilities outstanding with four different counterparties, with $1.05 billion of total capacity and $502 million of available capacity. These included non-marginable facilities with $500 million of total capacity and marginable facilities with $550 million of total capacity. At September 30, 2023, we had business purpose warehouse facilities outstanding with five different counterparties, with $2.94 billion of total capacity and $1.71 billion of available capacity. All of these BPL financing facilities are non-marginable. We note that several of these facilities used to finance our business purpose mortgage banking loan inventory are also used to finance bridge loans held in our investment portfolio.
All of these facilities have variable interest rates based on SOFR or other commonly used benchmarks and recent policy statements from the Federal Reserve indicate the potential for further increases in the federal funds rate, which would result in higher benchmark rates and interest costs for us under certain of our debt facilities.
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
Additionally, we have non-recourse debt in the form of non-marginable warehouse facilities to finance a portion of our business purpose bridge loan portfolio. While this debt is non-recourse to Redwood, it does have fixed terms with prepayment options that allows us to refinance this debt or ultimately repay it upon maturity. In addition, in connection with our BPL bridge loan joint venture, we established a new, dedicated warehouse facility for the joint venture. This warehouse facility is an obligation of the joint venture, not of Redwood, and it is non-recourse to Redwood (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"). See Notes 11 and 17 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our BPL bridge loan joint venture.
The remainder of the debt we use to finance our investments is recourse debt, including our long-term subordinate securities financing facilities, BPL financing facilities and MSR financing facility, as well as our short-term securities repo borrowings and HEI warehouse facility. For securities we have financed, our subordinate securities financing facilities are non-marginable and our repo debt facilities and MSR facility (which also finances certificated MSRs we classify as securities) are marginable. Our BPL financing facilities and HEI warehouse facility are non-marginable.

Delinquencies on BPL bridge loans that are financed through warehouse facilities increased in the first nine months of 2023, and have and are expected to continue to be a required use of our liquidity to the extent the terms of the applicable warehouse facility apply reduced financing advance rates to these loans (“advance rate step-downs”) or these loans become ineligible for financing under the terms of the warehouse facility. At September 30, 2023, we had approximately $35 million of borrowings on warehouse facilities collateralized by BPL bridge loans that were between 30 and 89 days delinquent, certain of which have already, or may, during or subsequent to the third quarter of 2023, become subject to advance rate step downs or repurchase requirements. Additionally, our liquidity may be impacted to the extent delinquencies on loans financed through CAFL bridge securitizations were elevated above established thresholds for an extended period, which could trigger adverse changes to certain structural terms of these transactions (such as terms relating to the amortization of the issued securities and the revolving availability of financing under these transactions).
We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. Recent policy statements from the Federal Reserve indicate the potential of further increases in the federal funds rate, which if enacted could result in lower net interest income to the extent our variable rate assets and liabilities are not aligned. Additionally, to the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. Further, each of our three recourse subordinate securities financing facilities have interest rate step-up provisions, under which if we do not repay the facilities by certain specified dates, the interest rates on those facilities will increase (see Note 14 and Note 16 in in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on these provisions).
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
Our sources of debt financing include secured borrowings under residential and business purpose mortgage loan warehouse facilities (including recourse and non-recourse warehouse facilities), short-term securities repurchase facilities, a HEI warehouse facility, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, and subordinate securities financing facilities.

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
Under many of our mortgage loan warehouse facilities and our short-term securities repurchase facilities, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. We refer to borrowing facilities with margin call provisions based solely on the lender's determination, in its discretion, of changes in the market value of transferred or pledged assets, as marginable debt. Borrowing facilities that we refer to as non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying asset securing the collateral, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender), in which case the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at September 30, 2023, only our short-term securities repurchase facilities (with $238 million of borrowings outstanding at September 30, 2023), two of our residential mortgage loan warehouse facilities (with a combined $234 million of borrowings outstanding at September 30, 2023) and a certificated MSR facility (with $48 million of borrowings outstanding at September 30, 2023) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.

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

At September 30, 2023, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at September 30, 2023 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at September 30, 2023 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur more than $4 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at September 30, 2023, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2022. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the three months ended September 30, 2023, we did not repurchase any shares of our common stock under this program. At September 30, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2023.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2023 - July 31, 2023	—	$—	—	$—
August 1, 2023 - August 31, 2023	—	$—	—	$—
September 1, 2023 - September 30, 2023	—	$—	—	$—
Total	—	$—	—	$101,265
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)

Item 5. Other Information
During the three months ended September 30, 2023, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.2, filed on March 1, 2023)
10.1*	Fourth Amendment to Redwood Trust, Inc. Amended and Restated Executive Deferred Compensation Plan (filed herewith)
10.2*	Eighth Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Christopher J. Abate and the Registrant (filed herewith)
10.3*	Sixth Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Dashiell I. Robinson and the Registrant (filed herewith)
10.4*	Third Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Brooke E. Carillo and the Registrant (filed herewith)
10.5*	Eighth Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Andrew P. Stone and the Registrant (filed herewith)
10.6*	Third Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Sasha G. Macomber and the Registrant (filed herewith)
10.7*	Second Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Fred J. Matera and the Registrant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2023 and 2022;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and
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

REDWOOD TRUST, INC.

Date:	November 6, 2023	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2023	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2023	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)