Form 10-K
period 2023-12-31
REDWOOD TRUST INC
filed 2024-02-29
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________.
Commission File Number 1-13759

REDWOOD TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0329422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Belvedere Place,	Suite 300
Mill Valley,	California	94941
(Address of Principal Executive Offices)		(Zip Code)
(415) 389-7373
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $720,172,026 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 26, 2024 was 131,577,032.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2023 ANNUAL REPORT ON FORM 10-K

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to and sources for raising capital, our ability to pay dividends in the future, our ability to repay maturing debt, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2024 and future years, including our estimates of illustrative returns on current capital deployment opportunities, including mortgage banking opportunities, organically retained securities and joint-venture co-investments, opportunistic debt reduction, and opportunistic third-party investments; (iii) statements related to our residential consumer mortgage banking business, including with respect to our positioning to capture market share in 2024 and beyond; (iv) statements related to our investment portfolio, including our estimate that our investment portfolio had approximately $2.68 per share of net discount at year-end 2023; (v) statements related to our residential investor lending platform, including statements regarding CoreVest's outlook and pipeline of activity for 2024; (vi) statements regarding our expectations for performance of RWT Horizons® portfolio companies; (vii) statements relating to estimates of our available capital and that we estimate we could generate an incremental $185 million of capital organically through financing of unencumbered assets; (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2023 and at December 31, 2023, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and outstanding forward sale agreements at quarter-end; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2024; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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
•the impact of public health issues such as the COVID-19 pandemic;
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
ii

•the ability of counterparties to satisfy their obligations to us;
•we may enter into new lines of business, acquire other companies, or engage in other new strategic initiatives;
•changes in the demand from investors for residential and business purpose mortgages and investments, and our ability to distribute residential and business purpose mortgages through our whole-loan distribution channels;
•our involvement in loan and HEI origination and securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in loan origination or securitization transactions;
•foreclosure activity may expose us to risks associated with real estate ownership and operation;
•exposure to claims and litigation, including litigation arising from loan or HEI origination and securitization transactions;
•acquisitions or new business initiatives may fail to improve our business and could expose us to new or increased risks;
•whether we have sufficient liquid assets to meet short-term needs;
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand or reorganize;
•our ability to successfully retain or attract key personnel;
•we are dependent on third-party information systems and third-party service providers;
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
•the change-in-control-related conversion rights of our preferred stock may be detrimental to holders of our common stock;
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
iii

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to help make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential consumer and residential investor housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking, and Investment Portfolio.
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

Our Business Segments
We operate our business in three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking and Investment Portfolio. In the fourth quarter of 2023, we updated the names of two of our segments: Residential Mortgage Banking was changed to Residential Consumer Mortgage Banking; and Business Purpose Mortgage Banking was changed to Residential Investor Mortgage Banking. No changes were made to the composition of the segments. Our two mortgage banking segments generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans. Our investment portfolio is comprised of investments sourced through our mortgage banking operations as well as investments purchased from third-parties, and generates income primarily from net interest income and asset appreciation.

Following is a further description of our three business segments:
Residential Consumer Mortgage Banking
This segment consists of a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our investment portfolio. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. Securities that we retain from our Sequoia securitizations are transferred to and held in our Investment Portfolio segment. This segment also includes various financial instruments, including derivatives and securities, that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale within this segment. This segment’s main source of income is net interest income from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes valuation changes on loans we acquire (and associated loan purchase commitments) and subsequently sell, securitize, or transfer into our investment portfolio, and interest income/expense and gains/losses from hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Residential Investor Mortgage Banking
This segment consists of a platform that originates business purpose lending ("BPL") loans for subsequent securitization, sale, or transfer into our investment portfolio. Business purpose loans are loans to investors in single-family and multifamily residential properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range between 12 and 36 months). Term loans are mortgage loans secured by residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. BPL bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily residential real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. We typically distribute most of our term loans through our CAFL® private-label securitization program, or through whole loan sales, and typically transfer our BPL bridge loans to co-investments in joint venture partnerships or to our Investment Portfolio, where they will either be retained for investment or securitized, or they are sold as whole loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of income are net interest income earned from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes origination and other fees on loans, valuation changes on loans from the time they are originated or purchased to when they are sold, securitized or transferred into our investment portfolio, and gains/losses from hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Investment Portfolio
This segment consists of organic investments sourced through our mortgage banking operations, including primarily securities retained from our residential consumer and investor securitization activities (some of which we consolidate for GAAP purposes), BPL bridge loans, as well as third-party investments including RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments ("HEI"), and other housing-related investments and associated hedges. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

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
We also sponsor our CAFL® securitization program, which we use for the securitization of BPL term and bridge mortgage loans. We are required under GAAP to consolidate the assets and liabilities of CAFL securitization entities we have sponsored for financial reporting purposes. We refer to these securitization entities as the "consolidated CAFL entities."

In addition, we have co-sponsored securitizations of HEI. We are required under GAAP to consolidate the assets and liabilities of HEI securitization entities we have sponsored for financial reporting purposes. We refer to these securitization entities as "HEI securitization entities."
We also consolidate certain third-party Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitization and re-securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary.
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

Environmental, Social and Governance (“ESG”)
Redwood’s management, under the oversight of the Board of Directors, formulates Redwood’s strategic and operational approach to environmental, social, and governance (“ESG”) matters and executes on specific ESG initiatives. Redwood’s corporate mission of making quality housing, whether rented or owned, accessible to all American households is integrated with, and linked to, our approach to ESG matters at Redwood. Our website includes information regarding ESG matters at Redwood, which we update from time to time. See “Information Available on Our Website” below. In September 2023, we published our second annual ESG Report, which included selected metrics disclosed in accordance with the Sustainability Accounting Standards Board (“SASB”) standards for the Financials Sector – Mortgage Finance and Asset Management & Custody Activities industries. We believe these industry standards most closely align with our businesses and investments and we chose this framework as it allows for comparable and reliable information, which is consistent with our commitment to provide transparent, useful, and relevant data to all of our stakeholders.
Human Capital Resources
As of December 31, 2023, Redwood employed 289 full-time employees, 164 (or 57%) of which are directly engaged in the operations of our wholly-owned subsidiary, CoreVest, with the remainder spread across our Residential Consumer Mortgage Banking, Investment Portfolio, and Corporate functions. Our employees are dispersed across our offices, including in California, Colorado, New York, North Carolina, and Oregon. Redwood’s talented employees are core to the sustainability and long-term success of Redwood and we invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy and we believe these priorities support Redwood’s ability to fulfill our mission and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.
Employee Talent & Development
We are focused on developing and advancing our employees through targeted learning programs that build specific job-based skills and leadership capabilities across the company. We offer opportunities for training to all managers of people and focused development programs for rising women leaders within the organization. In addition, we offer a menu of skills-based training for all employees and support for specific ongoing education and professional certifications. We regularly assess the talent and skills of our workforce and prioritize the promotion or transfer of current employees for open roles. Feedback and coaching are core to our overall people development programs and our performance management process is designed to foster specific and frequent performance discussions. Attracting and hiring a qualified and diverse workforce is a priority, and we strive to create robust and diverse candidate pools for any open positions across the company. Our summer internship program provides opportunities for a diverse group of students while creating a pipeline of future talent for the company.
Employee Retention
We regularly evaluate our ability to attract and retain our employees. Voluntary employee turnover remained relatively low at 13% for 2023.

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
Diversity, Equity, Inclusion, and Belonging
We are committed to fostering diversity, equity, inclusion, and belonging (“DEIB”) within the company and we are actively in the process of implementing our long-term diversity and inclusion roadmap. Our DEIB work is focused on 1) developing and executing programs and processes that increase the representation of female and racially/ethnically diverse employees at all levels within the organization; and 2) investing in programs, training, and mentorship that contribute to an inclusive and equitable work environment for all of our employees. Our Diversity Steering Committee and Diversity Council, which are overseen by our CEO, inform and steward the company’s efforts and include leadership and employee representatives from across the organization. Our Diversity Council is empowered to create relationships with non-profit organizations that support racial equality, including through corporate donations and volunteerism efforts. We support women’s leadership and development within the organization through targeted training, mentorship, and collaboration with our women’s employee resource group ("ERG").
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

Competition

We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, investment advisors, insurance companies, BPL originators and HEI originators, and other specialty finance companies and financial institutions, as well as investment funds, venture capital investors, and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us (including, on occasion, by former employees of ours). Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, engaging in securitization transactions, and in other aspects of our business may lead to a decrease in the opportunities and returns available to us. For additional discussion regarding our ability to compete successfully, see the risk factor below under the heading “We are subject to intense competition and we may not compete successfully" in Part I, Item 1A of this Annual Report on Form 10-K.

Federal, State and Local Regulatory and Legislative Developments

Our business is affected by conditions in the housing and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing (including both owner-occupied and rental housing), and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, and the participants in residential housing-related industries than they would with respect to other industries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on mortgage foreclosures, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Moreover, to the extent we participate in markets that as-yet do not have fully developed regulatory frameworks or responsibilities, such as the market for home equity investments (HEI), we are subject to a heightened risk of new, enhanced, or changing regulation that is adverse to our business or burdensome to comply with. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal, state and local governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material. For additional discussion regarding federal, state and local legislative and regulatory developments, see the risk factor below under the heading “Federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, home equity investments, and other assets we own or may acquire in the future, including as a result of any negative impact on the availability of warehouse mortgage financing facilities to us and/or the cost of borrowing under such facilities” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 28, 2024, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 14, 2023 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

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
•the impact of public health issues such as the COVID-19 pandemic;
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
•our involvement in loan and HEI origination and securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in loan origination or securitization transactions;
•foreclosure activity may expose us to risks associated with real estate ownership and operation;
•exposure to claims and litigation, including litigation arising from loan or HEI origination and securitization transactions;
•acquisitions or new business initiatives may fail to improve our business and could expose us to new or increased risks;
•whether we have sufficient liquid assets to meet short-term needs;
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand or reorganize;
•our ability to successfully retain or attract key personnel;
•we are dependent on third-party information systems and third-party service providers;
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
•the change-in-control-related conversion rights of our preferred stock may be detrimental to holders of our common stock;
•dividend distributions and the timing and character of such dividends may change;
•payment of dividends in common stock could place downward pressure on market price; and
•other factors not yet identified, including broad market fluctuations.

Risks Related to our Business and Industry
General economic conditions and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets have adversely affected, and may continue to adversely affect, our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, inflation, slower economic growth or recession, U.S. or international fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, international geopolitical dynamics, political dynamics associated with the upcoming U.S. presidential election in November 2024, a shutdown of the U.S. federal government as a result of Congressional inaction, complications caused by recurring U.S. federal budget deficits, ongoing sufficiency of the U.S. federal debt ceiling and the U.S. federal government's ability to continue servicing national debt, changing U.S. consumer spending patterns, negative developments in the housing, single-family rental (SFR), multifamily, and real estate markets, home price depreciation, rising unemployment, rising government debt levels, or adverse global political and economic events, such as the outbreak of pandemic, epidemic disease, or warfare (including the ongoing wars between Russia and Ukraine, and Israel and Hamas).

Elevated levels of inflation during the past several years have led to higher benchmark interest rates, and may lead to even higher interest rates in the future. Higher and more volatile interest rates have adversely affected, and may continue to adversely affect, our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets. This has adversely affected, and may continue to adversely affect, our earnings results, our volume of loan originations and acquisitions, our ability to securitize, re-securitize, or sell our assets, our cost of capital and our liquidity. Elevated interest rates have adversely affected, and may continue to adversely affect, the ability of certain borrowers to make interest payments or to refinance their loans, including loans we hold in our investment portfolio, loans we hold in anticipation of sale or securitization, and loans underlying our investments in mortgage-backed securities (MBS) and similar investments. See the risk factor below under the heading “Interest rate fluctuations have had, and may continue to have, various negative effects on us by leading to, among other things, reduced earnings or increased volatility in our earnings.” Moreover, with respect to business purpose loans we hold in our investment portfolio and in anticipation of sale or securitization, and business purpose loans underlying mortgage-backed securities we own, elevated interest rates and higher costs to own and maintain properties (including in certain cases real estate taxes and insurance) have contributed to financial stress among certain cohorts of borrowers by increasing their monthly interest payments on floating rate loans, as well as reducing net cash flow generated by rental properties and increasing the costs, and inhibiting the sale of financed properties, associated with renovation-and-resale/rental projects and ground-up construction projects, contributing to increased delinquency rates and losses on loans to impacted borrowers. Our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

Real estate values, home price appreciation trends, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. The government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of mortgage finance and securitization activity, inhibiting the growth of private sector mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in SEMT® (Sequoia) and CAFL® (CoreVest) securitizations we sponsor. Congress and executive branch officials have periodically proposed various plans for reform of Fannie Mae and Freddie Mac (and the broader role of the government in the U.S. mortgage markets); however, it is unclear which reforms will ultimately be implemented, if any, what the time frame for any such reform would be, and what the impact on our business would be. In addition, the Federal Reserve’s termination of its program to purchase Agency MBS, and subsequent reduction in the amount of MBS held on its balance sheet, has adversely affected the overall demand for mortgage-backed securities, including private-label mortgage-backed securities such as those issued by us, and any further reduction of the Federal Reserve’s holdings of MBS, including through sales of MBS on its balance sheet, could continue to negatively impact the demand for such securities.

Our ability to fund our business and our investment strategy depends on our ability to raise and maintain sufficient levels of capital, which itself depends upon prevailing economic and financial market conditions. We cannot assure you that market conditions will allow us to establish sufficient sources of capital when needed. If, as a result of market disruption or otherwise, we are unable to obtain and maintain adequate sources and amounts of capital, we may not have sufficient capital available to fund the growth of our business, resulting in harm to our business and financial results caused by our inability to achieve forecasted growth.

Changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, have affected and may continue to affect the fixed income and mortgage finance markets in ways that adversely affect our business and financial results, our volume of loan originations and acquisitions, and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Actions taken by the Federal Reserve to set or adjust monetary policy, and statements it makes regarding monetary policy, have adversely affected, and may continue to affect, the expectations and outlooks of market participants in ways that disrupt our business, and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, the Federal Reserve significantly tightened monetary policy during 2022 and 2023 by terminating its program to purchase Agency MBS and by increasing the federal funds rate numerous times due to rising inflation and tight labor market conditions, among other reasons. The Federal Reserve has signaled its expectation to maintain tighter monetary policy, as needed, until inflation rates decline sufficiently. Although the Federal Reserve has indicated that additional rate increases may be unnecessary in the near-to-medium-term, the Federal Reserve could, at any time, decide to continue increasing the federal funds rate based on economic indicators or for any other reason. Increasing rates have led to, and could continue to cause, a significant and sustained reduction in mortgage loan origination volumes, particularly the volume of mortgage refinancings, and the value of fixed-rate mortgage loans and securities we own. Additional rate increases may further reduce loan volumes and asset values, and dampen or reverse home-price appreciation trends, which would have an adverse effect on our earnings, our business, and financial condition.

To the extent benchmark interest rates continue to rise, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans and our business more broadly, including existing adjustable-rate borrowings and potential future borrowings. For example, as of December 31, 2023, we had $300 million in outstanding unsecured corporate debt maturing in 2024 and 2025 that we may repay (all or in part) with the proceeds of new unsecured debt that has been or would be expected to be incurred at significantly higher interest rates than the maturing borrowings. Furthermore, declining values of mortgage loans may trigger a requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings that are subject to market value-based margin calls. Most of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of residential, business purpose, and multifamily MBS. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

To the extent benchmark interest rates continue to rise, it could further impact the volume of mortgage loans available for purchase in the marketplace and our ability to compete to acquire or originate mortgage loans as part of our mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that may impact banks more favorably than us and other non-bank institutions.

In addition, certain aspects of our business may be negatively impacted by declining interest rates. A decline in benchmark rates could, for example, result in a decline in values of our mortgage servicing rights, interest-only certificates and related assets, and could lead to substantial increases in borrower prepayments under our higher-coupon loans. Or, to the extent financial markets interpret statements from or actions of the Federal Reserve as indicative of the potential for a loosening of monetary policy and begin to price in expectations for upcoming reduction(s) in interest rates, if such rate reductions fail to materialize, we may experience a market correction in the values of our corporate securities. These and other impacts or developments of the type described above may have a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

Federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, home equity investments, and other assets we own or may acquire in the future, including as a result of any negative impact on the availability of warehouse mortgage financing facilities to us and/or the cost of borrowing under such facilities.

As noted above, our business is affected by conditions in the housing and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing (including both owner-occupied and rental housing), and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, and the participants in residential housing-related industries than they would with respect to other industries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on mortgage foreclosures, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Moreover, to the extent we participate in markets that as-yet do not have fully developed regulatory frameworks or responsibilities, such as the market for home equity investments (HEI), we are subject to a heightened risk of new, enhanced, or changing regulation that is adverse to our business or burdensome to comply with. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal, state and local governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

For example, on July 27, 2023, the Federal Reserve System (“Fed”), Federal Deposit Insurance Corporation (“FDIC”), and Office of the Comptroller of the Currency (“OCC”) issued a notice of proposed rulemaking and request for comment on a proposal to implement the final components of the Basel III Capital Accords in the United States (“Basel III Endgame proposal”). The Basel III Endgame proposal, if adopted, would apply a broader set of capital requirements to banking organizations with $100 billion or more in assets and, generally, require such organizations to reserve additional capital against certain of their assets. The potential impact of the Basel III Endgame proposal and its many components are hotly debated issues among bankers, regulators, asset managers, and mortgage industry participants, among others. Many stakeholders suggest that this proposal, if adopted, would lead to an overall reduction in mortgage loan origination and sale volumes, and increased borrowing costs for loan borrowers and mortgage industry participants, including as a result of the proposal’s potential impact on the cost and availability of wholesale mortgage financing, such as the warehouse mortgage financing facilities we use to finance our short- and long-term holdings of mortgage loans. Whether the Basel III Endgame proposal becomes effective and, if so, in what form, is subject to significant uncertainty, as is the potential impact any such enactment might have on the U.S. and global economy, mortgage and real estate markets, and on our business, our loan origination and acquisition volumes, and the value of, and returns on, mortgages, mortgage-backed securities, and other assets we own or may acquire in the future. The Basel III Endgame proposal, if enacted, may have a negative impact on our business, financial condition, and results of operations, and that impact may be material.

As another example, Fannie Mae and Freddie Mac conforming loan limits increased significantly on January 1, 2023 and again on January 1, 2024. These increases, as well as future increases in conforming loan limits, may adversely impact the amount and/or value of non-Agency loans available for purchase, which could have a material adverse effect on our residential business. As another example, during 2022 the Securities and Exchange Commission proposed certain rules to enhance public company disclosure requirements, including with respect to climate-related risk and greenhouse gas emissions, and in 2023, the Commission adopted rules requiring enhanced disclosure relating to cybersecurity events and risk management. Also in 2023, the state of California enacted legislation mandating certain corporate disclosures of climate- and emissions-related information. If and when the Commission or other governmental or regulatory bodies adopt and implement final rules or laws on these or other topics, such disclosure requirements would increase the cost, potentially significantly, of maintaining our status as a public company and of hiring third-party auditors and other consultants, as well as enhancing the risk of incorrectly reporting newly mandated metrics (such as our direct and indirect greenhouse gas emissions, or the climate-related impacts on our financial statements at the line-item level).

Furthermore, as a result of the economic and market disruption caused by the COVID-19 pandemic, federal and state governmental authorities encouraged and, in certain cases, mandated, responses to forbearance requests from borrowers with respect to monthly mortgage payment obligations by enacting statutes, including the federal CARES Act, and promulgating various orders, regulations, and guidance to enable borrowers to defer and reschedule monthly mortgage payments, coupled with enacting or extending nationwide and/or local foreclosure and eviction moratoria. As another example, the financial crisis of 2007-2008 and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting or capital standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us. Moreover, policy changes aimed at enhancing regulatory scrutiny and enforcement priorities around, for example, mortgage servicing, real estate valuations, credit reporting, automated decision-making, and anti-discrimination, including by the Consumer Financial Protection Bureau ("CFPB"), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), state financial and real estate regulators, and state attorneys general, could further increase our compliance costs and the costs of loans or other assets we acquire.

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

We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, investment advisors, insurance companies, business purpose lending (BPL) originators and HEI originators, and other specialty finance companies and financial institutions, as well as investment funds, venture capital investors, and other investors in real estate-related assets. In addition, other companies may be formed (including, on occasion, by former employees of ours) that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. Since 2008, this loan size limit has been elevated above the historical loan size limit, and as of January 1, 2024, the maximum loan size limit was $1,149,825 for loans made to secure single unit real estate purchases in certain high-cost areas of the U.S.

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

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant or could increase. In addition, to the extent that property values decline while loan size limits remain the same, it may have the same effect as an increase in these limits, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they previously had been able to compete and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 18% of the aggregate dollar value of residential loans originated in the U.S. in 2022. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

U.S. real estate markets, the mortgage industry and the related capital markets have undergone significant changes since the U.S. financial crisis of 2007-08, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Additionally, it remains unclear how any future federal legislation or executive or regulatory actions regarding Fannie Mae and Freddie Mac and the housing finance market more broadly, including the Basel III Endgame proposal, if it becomes effective, will impact these markets and our business. Additional factors, including a rising (or stable) interest rate environment, which has caused, and may continue to cause, the volume of refinance loans to decline, and secular trends in consumer demand for renting versus owning a residence, as well as trends in the cost and supply of available housing, may also contribute to evolving conditions in the mortgage industry and capital markets. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage finance industry and capital markets, our business and financial results may be adversely affected. For example, as benchmark interest rates have risen over recent quarters, we have continued to focus on investing in HEI and in platforms that originate HEI, including our own HEI origination platform, Aspire, as we believe that there is and will continue to be increasing consumer demand for HEI as an alternative for homeowners to access equity in their homes and for home buyers to fund a portion of a home purchase down payment. However, our beliefs and assumptions about the market for HEI may not anticipate changing circumstances or certain risks associated with a direct-to-consumer product of this nature, and may not be successful. Furthermore, new business ventures and changes we make to our business to respond to changing circumstances may expose us to new or different risks than those to which we were previously exposed, and we may not effectively identify or manage those risks. Further discussion is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders and investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could fail to improve our business and results of operations.”

Similarly, the competitive landscape in which we operate and the products and investments for which we compete are also affected by changing conditions. There may be trends or sudden changes in our industry or regulatory environment, such as the Basel III Endgame proposal, changes in the role of government-sponsored entities, such as Fannie Mae and Freddie Mac, changes in the role of credit rating agencies or their rating criteria or processes, or changes in the U.S. economy more generally. If we do not effectively respond to these changes or if our strategies to respond to these changes are not successful, our ability to effectively compete in the marketplace may be negatively impacted, which would likely result in our business and financial results being adversely affected.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a significant funding source for our residential and business purpose mortgage business. However, due to market conditions, since 2022 our mortgage securitization activity has been limited, and was extremely limited between 2008 and 2011 in the wake of the Great Financial Crisis. While we have engaged in numerous residential and business purpose mortgage securitization transactions both before and since the Great Financial Crisis, the amount of securitization activity we engage in varies from year to year, and we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions. Additionally, in 2023 we co-sponsored a securitization of HEI, began originating HEI and purchased HEI from third parties with the expectation that we would continue to aggregate HEI for future securitization. A prolonged disruption of these securitization markets may adversely affect our earnings, growth, and liquidity. Even if regular residential and business purpose mortgage loan securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. And even if conditions are favorable to us, we may not be able to achieve and sustain the volume of securitization activity we previously conducted. Additionally, securities collateralized by business purpose loans, such as those issued by our CoreVest subsidiaries under the CAFL® label, make up a small portion of the total market-wide volume of mortgage-backed securities issued, and the market for securities collateralized by HEI has only recently come into existence. The markets for such securities are not as mature as the market for residential mortgage-backed securities and dislocations in these markets or a change in the risk tolerance of investors or the perception of risk related to business purpose mortgage-backed securities or HEI-backed securities may negatively impact our ability to grow or sustain the volume of business purpose mortgage-backed or HEI-backed securitization transactions we engage in, which may result in our business and financial results being adversely affected.

We have also historically depended on the sale of whole loans in the whole loan market as a channel for distributing loans and as an alternative to engaging in securitization transactions. However, for reasons similar to those described above with respect to securitization, market conditions have limited our whole loan sale activity since 2022. A prolonged disruption of the market for whole loans may adversely affect our earnings, growth, and liquidity. Even if regular residential and business purpose whole loan purchase and sale activity continues among market participants, we do not know if such transaction activity will continue to be on terms and conditions that will permit us to participate or be favorable to us. And even if conditions are favorable to us, we may not be able to achieve and sustain the volume of whole loan sale activity we previously conducted. We may also pursue joint ventures or initiatives to form investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources, and to earn fees, incentives or other income in connection with these initiatives. For example, in 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. To the extent we pursue additional, similar initiatives to establish joint ventures or form investment vehicles or funds with third-party investors, our efforts may not be successful, including any efforts we make to engage in the investment advisory business.

Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders and investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could fail to improve our business and results of operations.

Over recent years, we have announced several new initiatives to expand our mortgage banking activities and alter our investment portfolio, including by expanding our mortgage banking activities to include, for example, acquiring and originating loans secured by non-owner occupied rental properties generally made up of one to four units and residential bridge loans (which we collectively refer to as “business purpose” real estate loans), and optimizing the size and target returns of our investment portfolio. As examples, since 2019, we have completed the acquisitions of three business purpose real estate loan origination platforms, CoreVest, 5 Arches, LLC (“5 Arches”), and Riverbend Funding, LLC (“Riverbend”), which we combined into a single platform, through which we now originate, acquire, and sell or securitize business purpose loans. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms, HEI origination platforms, including the launch of our internal Aspire HEI origination platform in 2023, investment advisory or asset management initiatives, and our RWT Horizons® venture investing initiative, through which we invest in early-stage companies strategically aligned with our business across the lending, real estate, and financial technology sectors to drive innovations across our residential and business-purpose lending platforms. Other new investment initiatives include investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily loans and securities, subordinate lien residential loans and securities, HEI, investments in excess mortgage servicing rights (“MSRs”) and servicer advance investments related to pools of single-family and small-balance multifamily residential mortgage loans, and a multifamily investment fund to acquire workforce housing properties. We also occasionally sell lower-yielding securities in our investment portfolio in order to redeploy capital into higher-yielding securities as part of our portfolio and capital management strategies. In addition, we have completed and may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives.

These new initiatives are intended to grow our mortgage banking businesses, expand the scope of our operations, and enhance our investment portfolio, allocate capital to profitable business and investment opportunities, and support innovation in real estate and financial technology. These initiatives are premised on our outlook for economic and market conditions, secular trends in consumer demand for housing, as well as competitive considerations. Over the long term, the assumptions underlying these trends and changes, or assumptions regarding the risk profile of these initiatives and investments, could turn out to be incorrect, we could be unable to compete effectively with more established market participants, or economic and market conditions could develop in a manner that is not consistent with our assumptions. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions resulting from the pandemic. As a result, the risk profile of the assets held in our investment portfolio is materially different than it was prior to onset of the pandemic. Moreover, we may determine to undertake significant additional asset sales in the future, including in response to adverse economic or financial market conditions. If we are unable to adapt our strategic and capital deployment decisions and maintain an appropriately diversified or liquid investment portfolio, our achievement of growth and revenue goals, our profitability, and competitiveness in the market may be adversely impacted.

Additionally, these initiatives may have more risks, and different risks, than our traditional mortgage banking activities and investment portfolio. For example, our portfolio and capital management strategies may include selling securities and reinvesting in securities with greater exposure to credit risk due to their structural credit enhancement of senior securities, as well as more limited payment histories. As other examples, originating and investing in HEI, originating and investing in business purpose mortgage loans, pursuing initiatives to form joint ventures or investment vehicles or funds with third-party investors, and incorporating blockchain technology into securitization transactions we sponsor exposes us to new and different risks than our traditional residential mortgage banking activities, including potential uncertainty with respect to regulatory matters or litigation (with respect to HEI, investment advisory initiatives and blockchain technology initiatives), and higher rates of delinquency, default, foreclosure and litigation (with respect to business purpose mortgage loans and subordinate-lien financing). Our RWT Horizons® venture investing platform also exposes us to new and different risks, including risks related to making equity investments in early-stage companies that may not have substantial operating histories, and initiatives we have completed and may continue to pursue to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – may not be successful, including any efforts we make to engage in the investment advisory business. Moreover, investing in, and expanding the scope of, our operating platforms and pursuing these types of initiatives can expose us to new and different risks, including regulatory and compliance risks, as well as operational risks. As a result, these new initiatives could fail to improve the long-term profitability of Redwood, could fail to result in capital being available for or deployed into more profitable businesses and investments, could result in dilutive issuances of equity or debt securities convertible into equity to fund our business and investment activities, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders or investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could also fail to improve our business and results of operations.

Our Board of Directors has approved authorizations for the repurchase of Redwood common stock, preferred stock, and convertible and exchangeable debt securities issued by Redwood. In 2022, we repurchased approximately $56 million of our common stock at an average price of $7.91. We did not repurchase any common stock or preferred stock during 2023. In 2023, we repurchased and repaid $193 million of our outstanding debt securities, and in 2022 we repurchased $32 million of our outstanding debt securities. At December 31, 2023, we continued to have authorization to repurchase up to approximately $101 million of shares of common stock, up to $70 million of shares of preferred stock, and continued to be separately authorized to repurchase our outstanding debt securities.

If we repurchase shares of Redwood common stock, preferred stock or other securities issued by Redwood, it is generally because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us and/or because we believe it contributes to a more robust capitalization structure for our company; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock, preferred stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations.

In addition, we periodically raise capital by issuing common stock, preferred stock, or debt securities (including debt securities convertible into common stock), through underwritten public offerings, in at-the-market (“ATM”) offerings, under our direct stock purchase and dividend reinvestment plan, or in private placement transactions. For example, in 2023, we issued $70 million of preferred stock in an underwritten public offering and $124 million of common stock through ATM offerings. And in early 2024, we issued $60 million of unsecured debt securities. We may issue additional shares of common stock upon conversion of our convertible debt or upon exchange of our exchangeable debt, upon the exercise of any options or warrants for common stock we issue, to our directors, officers and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder, and to fund merger and acquisition activity. It may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. To the extent we raise capital to fund our operations and investment activities, our approach to raising capital is based on what we believe to be in the best interests of the company and, therefore, our stockholders. However, it is possible that our use of the proceeds of such capital raising transactions may not yield a significant return or any return at all for our stockholders. If we are not able to make prudent decisions about raising, managing, and distributing our capital, our business and financial results may be adversely impacted.

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

We use a variety of borrowing facilities and derivatives agreements to fund or hedge assets in our investment portfolio and mortgage banking pipelines that present us with liquidity risks. Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations, make various representations and warranties, and agree to certain covenants, events of default, and other terms. In addition, many of our borrowing facilities are uncommitted, meaning that each time we request a new borrowing under such a facility, the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets and/or a maximum ratio of recourse debt to tangible net worth or stockholders’ equity), margin requirements (which typically require us to pledge additional collateral, usually in the form of cash, loans or securities, if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as the failure to make a payment when due, a breach of covenant or representation/warranty, and cross-defaults, pursuant to which an event of default or similar event under a borrowing facility triggers an event of default under one or more other facilities).

For example, due to volatility in financial markets resulting from the pandemic, the market value of loans and securities financed under our borrowing facilities declined significantly in the first half of 2020; in particular, over a compressed time frame near end of the first quarter of 2020. As a result, we received a material increase in margin calls from counterparties under our marginable borrowing facilities (i.e., borrowing facilities subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent). We satisfied these margins calls by pledging additional collateral, such as cash or additional loans or securities, with a value equal to the decline in value of the collateral, adjusted for the percentage of the asset value financed (our haircut percentage), or by repaying the outstanding borrowings against such collateral. In some cases, we sold assets under adverse market conditions to generate liquidity in response to such margin calls.

We also maintain borrowing facilities that we describe as non-marginable, because they are not subject to market-value based margin calls subject to the lender’s determination, in its sole discretion, of the market value of the underlying collateral. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage loan or security being financed, a decline in the value of the underlying property securing the mortgage loan, as determined by an appraisal, broker price opinion, or similar objective source, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of mortgage loans, concentration limits as to asset type or the geographic location of the underlying property, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed, or based on the occurrence of a triggering credit event impacting the financed mortgage loan which is followed by a decline in the market value of the financed mortgage loan (as determined by the lender). If U.S. home prices experience widespread declines, as a result of increased benchmark interest rates, declining economic conditions, or for other reasons, our non-marginable borrowing facilities, and mortgage loans or securities financed thereunder during recent periods of elevated home prices, could be particularly exposed to lender margin calls.

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

Additionally, significant and widespread decreases in the values of our assets could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements. During 2020 and since, we have amended financial covenants in several borrowing agreements and remained in compliance; however, we cannot be certain whether we will continue to be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants in the future. While we take great effort to achieve uniformity across our financial covenants with various counterparties, variances between facilities may expose us to the risk of default and cross-default.

Our borrowing facilities also contain representations, warranties, and/or covenants related to litigation that could be breached, for example, if we are subject to litigation proceedings and claims in excess of specified dollar thresholds or that could have a material adverse effect on our business. For instance, in connection with the impact of the pandemic on the non-Agency mortgage finance market and on our business and operations, one of our loan seller counterparties subjected us to litigation and others made demands regarding perceived obligations to them. If the individual or aggregate amount of such litigation or any threatened litigation exceeded specified dollar thresholds or could have had a material adverse effect on our business, we could have breached representations, warranties, or covenants under our borrowing agreements, which breach could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements.

Volatility in the mortgage credit markets, including continued volatility due to macroeconomic, geopolitical, or other events, may cause the market value of loans and securities we own, and that are pledged to secure financing, to decline again as they did in 2020, and our financing counterparties may make additional margin calls. Furthermore, if other market participants fail to meet margin calls associated with mortgage loans or securities they finance, their financing counterparties could terminate their financing and seek to sell significant amounts of loans and securities, which could again depress the market value of these types of assets and result in additional margin calls on us and other borrowers. Additionally, as described above, securities financed under our short-term securities repurchase facilities, and loans financed under certain whole-loan warehouse/secured revolving borrowing facilities, are subject to mark-to-market treatment and may incur margin calls or may require us to repurchase such loans in the event the loans become delinquent. We may receive additional margin calls in the future and there is no assurance that we will be able to meet such margin calls. We may experience an event of default under some or all of our short- and long-term debt and financing facilities if we do not meet future margin calls or maintain compliance with financial covenants and other terms of these debt obligations, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness, which could lead to an event of bankruptcy or insolvency, which would have a material adverse effect on our business, results of operations and financial condition.

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

Maintaining information security and complying with data privacy laws and regulations are important to our business and a cybersecurity or data breach, or a violation of data privacy laws, could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

When we acquire or originate real estate mortgage loans, or the rights to service mortgage loans, we come into possession of non-public borrower or borrower-principal personal information that a bad actor or an identity thief could utilize in engaging in fraudulent activity or theft. We also come into possession of similar personal information about customers when we acquire or originate HEI. We may share this information with third parties, such as loan or HEI sub-servicers, outside vendors, third parties interested in acquiring such loans or HEI from us, or lenders extending credit to us collateralized by such loans or HEI. We have acquired more than 100,000 residential mortgage loans and rights to service residential mortgage loans since 2010 in addition to acquiring or originating other types of mortgage loans (including business purpose loans) and HEI throughout our operating history.

While we have information security measures in place to protect this information and detect and prevent security breaches, such measures may be inadequate in protecting against threats, or these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, "phishing", social engineering, or ransomware attacks, employee, service provider or vendor error, or malfeasance or other intentional or unintentional acts by employees, third parties and bad actors, including third-party service providers. Borrower, customer, or consumer data, including personal information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Even highly sophisticated protective measures may fail as a result of human error; for instance, an employee of ours or a third party’s may succumb to a phishing or social engineering attack resulting in unauthorized access to our or their information technology systems. Additionally, our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrower, customer or consumer data, other personal information, or other company data, including confidential or proprietary business information. In the past, we have experienced unauthorized access to certain data and information. We have also experienced fraudulent activity initiated through social engineering attacks by malicious third-party actors. As an example, wire transfers are an attractive target of fraudulent activity due to the speed and finality of payment, and the nature of our mortgage banking and HEI activities requires us frequently to transfer funds to various counterparties in connection with the origination or acquisition of mortgage loans and HEI. Although we have policies and procedures in place to mitigate risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred immaterial financial losses related to such activity. Our response to these incidents has been to take immediate steps to investigate and address the unauthorized access or fraudulent activity, and past unauthorized access and fraudulent activity related to “phishing” or social engineering has not had a material effect on our business and financial results. Although we have designed and implemented information security systems and processes to protect sensitive information from bad actors, such systems or processes may not be effective in preventing unauthorized access or activity in the future. While past unauthorized access and activity has been immaterial to our business and financial results, there can be no assurance that future incidents would also be immaterial. Furthermore, because of frequent changes in the techniques used by bad actors to obtain unauthorized access to, or to sabotage, systems or data, or to deceive our or our service providers’ employees to allow unauthorized or fraudulent access or activity, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period, including breaches or attacks that are effectively dormant or undetectable until activated against us.

In addition to the risks described above, we are subject to certain federal and state laws and regulations (collectively, “Data Privacy Laws”) relating to the collection, retention, use, transfer, and/or protection of various types of ‘personal information’ or ‘personal data’ (or similar term(s), each as defined under applicable law), and which grant data subjects certain rights in, to, and over their personal information. In some cases, Data Privacy Laws apply not only to our interactions with and data transfers to third parties, but may also restrict transfers of personal information between Redwood and its subsidiaries depending on the purpose of the transfer. Legislators in a variety of jurisdictions have passed laws and corresponding regulators have promulgated rules and regulations in this area; some of these jurisdictions are considering imposing additional restrictions, and they and others have laws that are being developed or are pending review and/or decision (including the federal government, which continues to consider enacting additional comprehensive federal privacy laws). These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction or from sector to sector, expensive or difficult to comply with, or unclear due to a lack of regulatory guidance. Complying with emerging and changing requirements of Data Privacy Laws may cause us to incur substantial costs, and has required and may again in the future require us to change our business practices. Noncompliance could result in significant penalties, fines, or legal liability, including as a result of private civil action or regulatory enforcement. Furthermore, we make statements in the form of privacy notices about our collection, use and disclosure of personal information, including statements provided on our website and other privacy notices provided to consumers, borrowers, customers, third-party vendors, employees or job applicants. Any failure by us to comply with these statements, as well as any failure to provide comprehensive and transparent disclosure in such statements, or to comply with other federal, state, local or international privacy or data protection laws and regulations could result in inquiries or proceedings against us by governmental entities, regulators, consumer organizations, and private litigants, as well as potential fines, penalties, and monetary or other liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Under Data Privacy Laws, we may be liable for statutory, actual, or other damages suffered by individuals whose personal information is compromised or stolen as a result of a breach of the security of the systems upon which we or third parties and service providers of ours store this information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs, including, but limited to, costs relating to investigating and notifying affected individuals and providing credit monitoring services or other to them, as well as regulatory fines or penalties and any ransom payment we decide to make in order to restore our systems and data following a ransomware attack. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits.

Furthermore, several federal and/or state regulators have begun mandating the reporting of certain security incidents in a particular format and within required timeframes, including, without limitation, the Securities and Exchange Commission, the Federal Trade Commission, and the New York State Department of Financial Services. Our failure to comply with applicable reporting obligations could subject us to fines, penalties, or legal action. In addition, security breaches could also significantly damage our reputation with existing and prospective loan sellers, loan buyers, borrowers, customers, investors, and third parties with whom we do business. Any publicized security problems affecting our businesses, or those of third parties with whom we do business, may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on web-based product offerings, cloud service providers, and on the use of cybersecurity tools and vendors.

Furthermore, our business is highly dependent on communications and information systems, including systems we use for our loan acquisition and origination activity and systems we use for liability management and interest rate hedging activities, and many of our internal controls rely on our financial, accounting and other data processing systems to be effective. Any failure or interruption of either our own systems or critical third-party systems, including due to a ransomware attack, could negatively impact our ability to transact business and manage our liabilities and interest rate exposure and, if prolonged, could have a material adverse effect on our business, results of operations and financial condition. Further information is contained in the risk factor titled, “Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.”

The U.S. and global economy and financial markets, and our financial condition and core aspects of our business operations have been and may continue to be adversely affected or disrupted by public health issues, including epidemics or pandemics such as COVID-19.

The U.S. and global economy and financial markets, real estate markets, and our financial condition and core aspects of our business operations have been and may again be adversely affected or disrupted by public health issues outside of our control, including epidemics or pandemics. A public health crisis such as a pandemic, and efforts taken in response to it have affected, and may again affect, the core aspects of our business, including the acquisition, origination and distribution of mortgages, activities and valuations within our investment portfolio, our liquidity, and our employees. For example, since 2020, the COVID-19 pandemic (the "pandemic") caused, and in some ways continues to cause, significant volatility and repercussions across regional, national and global economies, financial markets, and supply chains.

The pandemic impacted our mortgage banking operations, and it or another public health crisis may impact our operations again. For example, as a result of government measures taken to slow the spread of COVID-19 (such as temporary business closures, shelter-in-place orders, quarantines and travel restrictions), many businesses were forced to close, furlough, and lay off employees, and U.S. unemployment claims rose dramatically and remained elevated at times during the pandemic. If the pandemic or any subsequent outbreak of epidemic disease were to lead to another prolonged economic downturn with sustained high unemployment rates, we would anticipate real estate financing transactions to decrease, which may materially decrease the volume of mortgages we acquire, originate and distribute through our mortgage banking businesses. Further, in light of the impact of the pandemic on the overall economy, including with respect to unemployment levels and consumer behavior related to loans and tenancies, as well as government policies and pronouncements, borrowers and tenants experienced, and may again experience, difficulties meeting their obligations and have sought or may seek to forbear payment on their loans or leases. Future government-sponsored liquidity or stimulus programs in response to the pandemic or another public health crisis may not be available to our borrowers or to us and, if available, may nevertheless be insufficient to address the impacts of such event. Thus, the credit risk profile of our assets may be more pronounced during severe market disruptions in the mortgage, housing or related sectors. Additionally, interest rates could rise or decline materially and/or credit spreads could widen as a result governmental activities taken in response to macroeconomic events, such as those taken by the Federal Reserve during the pandemic, one or more of which could cause asset values to decrease and/or prepayments on our assets to increase or decrease due to refinancing activity, which could have a material adverse effect on our results of operations.

The pandemic impacted our access to the capital markets and our liquidity, and it or another public health crisis may impact us again. Pandemic-related disruptions to the normal operation of mortgage finance markets impacted, and may again impact, our mortgage banking operations by, among other factors, limiting access to short-term or long-term financing for mortgage loans, disrupting the market for securitization transactions, or restricting our ability to access these markets or execute securitization transactions. In addition, we finance many of the mortgage loans, mortgage-backed securities, and other real estate assets in our investment portfolio with borrowings under loan warehouse facilities, securities repurchase facilities, and other financing arrangements. Given the broad and unpredictable impact of a public health crisis, such as the pandemic or a future outbreak of epidemic disease, on the financial markets, specific details around our future ability to finance our investment portfolio are unknowable. Our liquidity could also be impacted as our lenders reassess their exposure to mortgage-related investments and either curtail access to uncommitted financing capacity or impose higher costs to access such capacity. For example, see the risk factor below under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Our liquidity may be further constrained as there may be less demand by investors to acquire mortgage loans we originate or acquire for re-sale, mortgage-backed securities we issue, including through our SEMT® and CAFL® securitization platforms, or other assets we own or may acquire in the future.

The rapid development and fluidity of the circumstances resulting from the pandemic or another public health crisis precludes any prediction as to the ultimate adverse impact of such events. If new or dangerous variants of COVID-19 or other epidemic disease proliferate or sufficient amounts of vaccines or treatments are not available, not widely administered, or otherwise prove ineffective, the impact of the pandemic or a similar crisis on the global economy and, in turn, on our financial condition, liquidity, and results of operations could be material. Moreover, each of the risk factors discussed in this Item 1A would likely also be impacted directly or indirectly by a pandemic, as was the case with COVID-19, and could again be impacted in the event of a resurgence or the emergence of another epidemic disease. Future developments associated with COVID-19 or any other public health crisis, and the attendant economic and other impacts, present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Risks Related to our Investments and Investing Activity
The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential, business purpose, and multifamily real estate loans and through direct investments in residential, business purpose, and multifamily real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk or who are seeking financing for their own holdings of residential, business purpose, and multifamily real estate loans or servicing rights relating to residential, business purpose, and multifamily real estate loans. Credit losses on these types of real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents and/or elevated delinquencies associated with single- and multifamily rental housing; the outbreak of highly infectious or contagious diseases; natural disasters, the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers or sub-servicers. Among other factors, weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for some of the loans held at securitization entities we have sponsored and for a portion of the loans underlying securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans we own and have pledged to secure short-term warehouse borrowings and a portion of the business purpose and multifamily real estate loans and loans underlying multifamily securities we have acquired may have adjustable interest rates. Accordingly, as short-term interest rates rise, required monthly payments from borrowers will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

Credit losses on business purpose and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities can occur for many of the reasons noted above for residential real estate loans. For example, the rapid increase in benchmark interest rates during 2022 and 2023 contributed to financial stress among certain cohorts of borrowers on BPL bridge loans in our investment portfolio and increases in delinquencies within this portfolio, which has resulted in realized and unrealized credit losses and could result in additional realized and unrealized credit losses in the future. Moreover, these types of real estate loans may not be fully amortizing (e.g., interest-only loans) and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance the loan or sell the property at maturity. Business purpose term loans and multifamily real estate loans and real estate loans collateralizing business purpose and multifamily securities are particularly sensitive to conditions in the rental housing market and to demand for residential rental properties.

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

Additionally, loans to small, privately owned businesses such as borrowers from our BPL platforms involve a high degree of business and financial risk. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our failure to undertake sufficiently thorough or comprehensive due diligence, inadequacies in or errors during our due diligence process, or borrower misrepresentations may lead us to extend credit to borrowers or secured by assets we otherwise would not have. Furthermore, a borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. These factors may have an impact on loans involving such businesses, and can result in substantial losses, which in turn could have a material and adverse effect on our business, results of operations and financial condition.

The nature of the assets underlying some of the securities and investments we own or acquire could increase the credit risk of those securities.

For certain types of loans underlying securities we may own or acquire, the loan interest rate or borrower payment rate may increase over time, increasing the potential for default. For example, securities may be backed by residential real estate loans that have negative amortization features. The rate at which interest accrues on these loans may change more frequently or to a greater extent than payment adjustments on an adjustable-rate loan, and adjustments of monthly payments may be subject to limitations or may be limited by the borrower’s option to pay less than the full accrual rate. As a result, the amount of interest accruing on the remaining principal balance of the loans at the applicable adjustable mortgage loan rate may exceed the amount of the monthly payment. To the extent we are exposed to it, this is particularly a risk in a rising interest rate environment. Negative amortization occurs when the resulting excess (of interest owed over interest paid) is added to the unpaid principal balance of the related adjustable mortgage loan. For certain loans that have a negative amortization feature, the required monthly payment is increased after a specified number of months or after a maximum amount of negative amortization has occurred in order to fully amortize the loan by the end of its original term. Other negative amortizing loans limit the amount by which the monthly payment can be increased, which results in a larger final payment at maturity. As a result, negatively amortizing loans have performance characteristics similar to those of balloon-payment loans. Negative amortization may result in increases in delinquencies, loan loss severity, and loan defaults, which may, in turn, result in payment delays and credit losses on our investments. Other types of loans and investments to which we are exposed, such as hybrid loans and adjustable-rate loans, may also have greater credit risk than more traditional amortizing fixed-rate mortgage loans.

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

A decline in the economy or difficulties localized within certain regional real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of single-family and multifamily residential properties in that market. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold with properties in those regions, and it will increase the risk of loss on other investments we own. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize (or otherwise sell) real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing real estate loans we own or those underlying the securities or other investments we own. For example, in recent years, hurricanes have caused widespread flooding in Florida and Texas and wildfires and mudslides in California have destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard insurance policies maintained by borrowers, or borrowers may not be able to purchase insurance against certain hazards at all, the borrowers themselves may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or other investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that we own, or that underlie the securities we own, are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Business purpose loans we own, originate, or acquire, or that underlie the securities we own, as well as real estate loans collateralizing multifamily securities we own, generally have larger balances than residential loans and in the past we have had, and may have in the future, a geographically concentrated portfolio of such loans and securities. Real estate loans collateralizing consolidated multifamily securities and business purpose real estate loans we currently own, or that underlie the securities we currently own, are generally concentrated in Connecticut, Florida, Georgia, Illinois, New Jersey, Ohio, and Texas. Additional states where we have concentrations of business purpose loan and multifamily credit risk are set forth in Notes 7 and 8, respectively, to the Financial Statements within this Annual Report on Form 10-K.

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

The value of the homes or properties collateralizing or underlying real estate loans or investments may decline, and rents on single-family and multifamily rental properties may decline or fail to keep pace with increasing financing or other costs. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, Alt-A quality loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, re-performing and non-performing loans, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of losses. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recover our investment and of being exposed to the risks attendant to the ownership of real property.

Changes in consumer behavior, bankruptcy laws, tax laws, regulation of the mortgage industry, foreclosure and other laws may exacerbate loan or investment losses. Changes in rules that would cause loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default. However, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on loan foreclosures, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts could increase our operating costs, lead to enhanced regulatory scrutiny or additional legal claims, and such expanded loss mitigation efforts may not reduce our future credit losses.

Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities. Furthermore, downgrades in credit ratings could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business and operations.

We generally do not consider credit ratings in assessing our estimates of future cash flows and desirability of our investments (although our assessment of the quality of an investment may prove to be inaccurate and we may incur credit losses in excess of our initial expectations). The assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is necessarily remote. Many of the securities we own do have credit ratings and, to the extent we securitize loans, HEI, and securities, we may retain credit rating agencies to provide ratings on the securities created by these securitization entities (as we have at times in the past).

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments or, in the case of HEI, the safety of the equity investment in the underlying property. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, any assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans, HEI, and securities. These changes may occur suddenly and often. With respect to HEI in particular, rating agencies have only recently developed a methodology and begun issuing ratings for securitizations backed by HEI; as rating agencies gather more data and gain more experience with rating HEI-backed securities, the criteria and models used to rate such securities may change, and these changes may be adverse to issuers of such securities or investors in such securities. The market’s ability to understand and absorb changes and the impact to the securitization market in general are difficult to predict. Such changes may have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future. Downgrades to the ratings of securities could have an adverse effect on the value of some of our investments and our cash flows from those investments.

Residential mortgage loan borrowers may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

Residential mortgage loan borrowers may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. This could be due to an inability to make such payments caused by individual or broader economic conditions, an unwillingness to make such payments, or a temporary or permanent waiver of the requirement to make such payments, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program. Such forbearance, waiver, or maturity extension may be available as a result of a government-sponsored or ‑imposed program or under any such agreement or program we or our sub-servicers may otherwise offer to mortgage borrowers. For example, in 2020, federal legislation in response to the pandemic included provisions allowing many residential mortgage loan borrowers to request forbearance relief, which would permit such borrowers to stop making payments, and during which time lenders could not charge penalties or fees, or report missed payments to credit reporting agencies. To the extent mortgage loan borrowers do not make payments on their loans, the value of residential mortgage loans and residential mortgage-backed securities we own will likely be impaired, potentially materially. Additionally, to the extent local, regional or national economic conditions decline, due to an exogenous event, such as the pandemic, or for other reasons, the value of residential real estate may decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

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

With respect to MSRs we own that are associated with mortgage loans that become delinquent (including MSRs retained for jumbo mortgage loans that we securitize through our SEMT® (Sequoia) securitization platform and investments we have made in excess MSRs and servicing advances), cash flows we would otherwise expect to receive from our retained investments in Sequoia securitization transactions or other investments may be redirected to other investors in mortgage backed securities issued in those securitization transactions (or may be otherwise not remitted to us) or we may be obligated to fund loan servicers’ principal and interest advances, as well as advances of property taxes, insurance and other amounts. Additionally, through our investment in servicer advances and associated excess MSRs, we may fund an increased amount of servicer advances on loans underlying the associated transactions. Further, any federal assistance programs available to mortgage loan servicers may not be available to us because our business and investments generally are not focused on mortgage loans that are eligible to be purchased or guaranteed by Fannie Mae, Freddie Mac or governmental agencies such as the Federal Housing Administration or Department of Veteran Affairs. To the extent our otherwise expected cash flows are so impaired or to the extent we are required to fund loan servicers’ advances, it may have a material adverse effect on our financial condition, results of operations and cash flows.

Multifamily and business purpose mortgage loan borrowers may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

Multifamily and business purpose loans and securities backed by multifamily and business purpose mortgage loans we own are subject to similar risks as those described above with respect to residential mortgage loans, and will likely be impaired, potentially materially to the extent multifamily and business purpose loan borrowers do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage backed securities we own will likely be impaired, potentially materially. Moreover, to the extent local, regional or national economic conditions decline, due to an exogenous event, such as the pandemic, or for other reasons, the value of single-family and multifamily residential real estate that secures multifamily and business purpose loans is likely to decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

Additionally, a significant amount of the business purpose loans that we own are short-term BPL bridge loans that are secured by residential properties that are undergoing rehabilitation or construction and not occupied by tenants. As noted above, during 2023, we observed increased delinquencies within our portfolio of BPL bridge loans. Because these properties are generally not income-producing (e.g., from rental revenue), in order to fund principal and interest payments, these borrowers may seek to renegotiate the terms of their mortgage loan, including by seeking payment forbearances, waivers, interest rate reductions, or maturity extensions as a result of being negatively impacted by adverse economic conditions. For example, during 2023, BPL bridge loans with a cumulative unpaid principal balance of $295 million were subject to modifications of certain terms, including reductions in interest rates (including, in certain cases, deferrals of interest), combined with infusions of fresh capital from either the existing sponsor or third-party sources. In addition to loans for which we completed these types of modifications, during 2023, we extended the maturities of loans with approximately $232 million of unpaid principal balance at December 31, 2023. Moreover, planned construction or rehabilitation of these properties may not be able to proceed on a timely basis or at all due to operating disruptions or government mandated moratoriums on construction, development or redevelopment. All of the foregoing factors would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

Changes in prepayment rates of mortgage loans or HEI, or payment amounts under HEI agreements, could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the real estate securities and loans or HEI we own (directly or indirectly) are affected by the rate of prepayment of the underlying mortgage loans or HEI, and the amounts of such payments (if any) under HEI agreements (we generally refer to both the early payoff of mortgage loans and the early termination and settlement of HEI contracts as “prepayments”). In general, in a rising interest-rate environment, the rate of loan or HEI prepayments is expected to be slower than in a stable or declining interest-rate environment. However, loan or HEI prepayments are difficult to accurately predict and adverse changes in the rate or amount of such payments could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce the fair values of many of our assets, which could reduce our ability to borrow against our assets and may cause market valuation adjustments for GAAP purposes, which could reduce our reported earnings. While we estimate loan and HEI prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and payment rates do not necessarily change in a predictable manner as a function of interest rate changes. Loan and HEI prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

We may own securities backed by residential loans that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from securitization transactions we sponsor. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments and may result in losses. Similarly, we own mortgage servicing rights, or MSRs, associated with residential mortgage loans, and excess MSR investments associated with single-family and multifamily residential mortgage loans, all of which are particularly sensitive to changes in prepayment rates. As the owner of an MSR (or excess MSR investment), we are entitled to a portion of the interest payments made by the borrower in respect of the associated loan and, in the case of MSRs, we are responsible for hiring and compensating a sub-servicer to directly service the associated loan. Faster prepayments than we anticipate on loans associated with MSRs and excess MSR investments we own will have an adverse effect on our returns from these MSRs and may result in losses.

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

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility have had, and could continue to have, negative effects on our earnings and the fair value of our assets and liabilities. Further changes in these rates, relationships, or increased volatility may have negative effects on loan prepayment rates and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not work effectively and we may change our hedging strategies or the degree or type of interest rate risk we assume.

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

Higher interest rates generally reduce the fair value of many of our assets, with the exception of our IOs, MSRs, excess MSR investments, and adjustable-rate assets. This has resulted in, and may continue to result in, decreased earnings results, reductions in our ability to securitize, re-securitize, or sell our assets, or reductions in our liquidity. Higher interest rates could reduce, or further reduce, the ability or desire of borrowers to make interest payments or to refinance their loans, or to finance a home purchase in the first instance. For example, as noted above, the rapid increase in benchmark interest rates during 2022 and 2023 has contributed to increased delinquencies in our portfolio of BPL bridge loans, which has resulted in, and may continue to result in, decreased earnings results and realized credit losses. Higher interest rates at times have reduced, and could again reduce, property values and increased credit losses could result. Higher interest rates have reduced, and could continue to reduce, mortgage originations, and in particular, originations of refinance loans, effectively reducing our opportunities to acquire new assets. With respect to business purpose loans we originate, acquire, or securitize that are secured by an underlying rental property, to the extent borrowers of these loans experience increased interest expense that is not or cannot be offset by increases in rental income, the value of these loans or securities collateralized by them may decline and/or rates of delinquency may increase. In addition, higher interest rates also generally increase our financing costs as we renew or replace borrowing facilities or maturing debt.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of pandemic or epidemic disease, warfare (including the outbreak of hostilities between Russia and Ukraine and between Israel and Hamas), economic and international trade conflicts or sanctions, economic indicators such as the rate of inflation or employment statistics, the change in the U.S. presidential administration and political makeup of Congress, government shutdowns, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, Eurozone nations, or China may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties with whom we transact business, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

We have significant investment and reinvestment risks.

New assets we acquire or originate may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share or stockholders’ equity over time.

Assets we acquire, originate, or invest in may not generate the economic returns and GAAP yields we expect. Realized cash flows could be significantly lower than expected and returns from new investments, originations, and acquisitions could be negative. In order to maintain our portfolio size and our earnings, we must reinvest into new assets a portion of the cash flows we receive from principal, interest, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our mortgage-backed securities are called (redeemed prior to maturity). We may also sell assets from time to time as part of our portfolio and capital management strategies. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions during the early portions of the pandemic. Principal payments, calls, and sales generate cash for us and reduce the size of our current portfolio.

If the assets we invest in or acquire in the future earn lower GAAP yields than do the assets we currently own, our reported earnings per share could decline over time as the older assets are paid down, are called, or are sold, assuming comparable expenses. Under the effective yield method of accounting that we use for GAAP purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP accretion/amortization purposes may be lower than the current fair values of these assets. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, and such yields are not necessarily available on newly acquired assets. Future economic conditions, including credit results, prepayment patterns, and interest rate trends, are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.

Our growth may be limited if assets are not available or not available at attractive prices.

To reinvest the proceeds from payments we receive on our existing investments and deploy capital we raise, we may seek to originate, invest in, or acquire new assets. If the availability of new assets is limited or if the pricing of such assets is unfavorable, we may not be able to originate, invest in, or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are fewer sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase (or origination by our BPL or HEI origination platforms).

We do not originate residential loans; rather, we rely on the origination market to supply the types of residential loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in 2019 and 2020, residential mortgage interest rates generally declined, and remained at these lower levels throughout 2021, with the result that a significant portion of high industry-wide origination volumes were related to residential borrowers refinancing existing mortgage loans. On the other hand, since 2022, the Federal Reserve has enacted several increases to the federal funds rate, resulting in substantially elevated mortgage interest rates relative to recent years. Higher interest rates have led to a sharp decline in the overall volume of residential loan refinancings as well as loan origination volume in general. To the extent interest rates remain elevated or continue to increase, refinance and purchase loan volume is likely to remain at current levels or decline further, and this volume may not return to previous levels. A reduced volume of loan originations may make it increasingly difficult for us to acquire loans and securities. Similar factors may contribute to reduced volumes of loan originations by our BPL platform, which would otherwise be available for transfer to our investment portfolio, sale, or securitization.

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

We have entered into risk-sharing arrangements with Fannie Mae and Freddie Mac and have invested in credit risk transfer (CRT) securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. We may continue to make these types of credit-related investments and may also continue recent initiatives to grow our investment portfolio, including investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily securities, HEI and securities collateralized by HEI, and investments in excess MSRs and servicer advance investments related to pools of single-family and small-balance multifamily residential mortgage loans. While these initiatives represent potential opportunities for future capital deployment, ultimately these initiatives may not produce sizable or attractive investment opportunities due to competition from other investors, regulatory issues, or federal housing finance reform initiatives that impact Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made or, as described below, may in some ways be considered riskier, for example, as a result of being in a subordinate lien position. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, in recent years we began expanding our mortgage loan purchase activity to include BPL bridge loans and BPL term loans. Also, since 2019, we have completed the acquisitions of three business purpose real estate loan origination platforms, CoreVest (2019), 5 Arches (2019), and Riverbend (2022), which we combined into a single platform through which we originate business purpose loans. As a result of these acquisitions, our holdings of business purpose whole loans have increased as have our issuances and ownership of securities backed by business purpose loans under the CAFL® securitization label. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms, HEI origination platforms, and our RWT Horizons®

venture investing initiative. In recent years, we have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEI and securities collateralized by HEI, excess MSR investments collateralized by single-family and multifamily residential loans, servicer advance investments related to residential mortgage loans, and a multifamily investment fund to acquire workforce housing properties. In addition, we have and may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives.

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

For example, during 2023, we co-sponsored our second securitization of HEI, and continue to originate, purchase and/or hold HEI either for investment, sale or securitization, all of which expose us to risk of loss related to home price appreciation (or depreciation). In addition, financing for such new and non-traditional investments may be unavailable or expensive, which could lead to reduced liquidity and investable capital. If our assumptions regarding the valuation and rate of appreciation in value of the property securing an HEI are wrong, our returns will be reduced, and if the value of the property securing the HEI decreases, we may suffer losses, up to the total loss of our investment.

Additionally, HEI may be subject to regulatory risk from federal, state, and local regulators, including the risk of being recharacterized as a mortgage loan by courts or legislation. In Connecticut and Maryland, for instance, state legislators have expanded their definition of mortgage loan to include “shared appreciation agreements” such as HEI. As a result, offering a shared appreciation agreement like an HEI requires a mortgage lending license in Connecticut and Maryland. If a state mortgage regulator determines that entering into, or investing in, HEI is activity covered by that state’s mortgage licensing statute (or another state licensing statute), our investment may be at risk if we, and/or our purchase and sale counterparty who enters into the HEI with the homeowner, do not possess the applicable license. Aside from Maryland and Connecticut, there is an absence of government-prescribed disclosures, regulatory disclosure guidance, or case law concerning material disclosures to consumers relating to products like HEI, which means that there can be no assurance that the steps we or our counterparties take to inform and educate consumers about the risks, benefits, costs, terms, and conditions of an HEI will be viewed as legally sufficient in the event of litigation or governmental action. In addition, federal regulatory agencies or a civil litigant may attempt to recharacterize the Options as mortgage loans under federal law. If the Options are recharacterized as mortgage loans, a number of additional Federal laws and regulations may apply, such as the Equal Credit Opportunity Act (ECOA), the Home Mortgage Disclosure Act (HMDA), the Real Estate Settlement Procedures Act (RESPA), or the Truth in Lending Act (TILA), among others, as well as regulations promulgated thereunder. Violations of, or noncompliance with, additional laws and regulations carry the risk of significant penalties, damages, and other remedies that may be sought by governmental authorities or civil litigants. Such remedies, if imposed, could have a negative impact on our financial or operational results, the validity of HEI we own or securitize, and/or the ability to collect on such HEI, any of which could have a negative impact on the value of HEI and HEI-related assets we own. For further discussion, refer to the risk factor titled, “Originating, transacting in and/or funding HEI exposes us to new and different risks than our other residential mortgage banking activities, including potential uncertainty with respect to licensing requirements, regulatory compliance, enforcement, litigation and claims; and the value of our investments in HEI may be negatively impacted by these same factors.”

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

As another example, in connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, we made assumptions about the cash flows and investments that will be generated from these acquisitions. Additionally, originating and investing in business purpose mortgage loans exposes us to new and different risks than our traditional residential mortgage banking activities, including higher rates of delinquency, default, foreclosure and litigation. Similarly, in 2023, we began originating HEI, which also exposes us to new and different risks, including regulatory and compliance risk, partially due to the direct-to-consumer nature of the business. Additionally, investments in junior lien residential or business purpose mortgage loans or other assets (including HEI), or securities collateralized by such loans or assets, present risks that are absent from, or lessened in the case of, traditional senior-lien products, such as foreclosure or default risks or losses that may be enhanced as a result of holding a subordinate lien position. Our assumptions may prove wrong, market conditions may change, or we may be exposed to higher-than-expected rates of delinquency, default, foreclosure, or litigation, any of which could have a negative impact on our financial or operational results related to these acquisitions and to our business as a whole.

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

Our capital strategy continues to include a focus on initiatives to enter into joint ventures or form investment vehicles or funds with third-party investors that would purchase loans, HEIs, or other assets originated by our operating platforms or sourced through our mortgage banking and investment activities and, where applicable, to earn fees, incentives or other income in connection with these initiatives. These initiatives may expose us to new and different risks than our traditional mortgage banking activities, and may not be successful, including any efforts we make to engage in the investment advisory business. Additionally, these initiatives may require us to register as an investment advisor with federal or state regulatory authorities, which would expose us to increased regulatory compliance costs and risks.

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest-rate and default risk and real estate market fluctuations. Additionally, decisions to employ additional leverage could increase the risk inherent in our investment strategy. Conversely, decisions to reduce leverage could reduce the returns we earn on our investments. Additionally, a portion of our recent investment activity includes financing incurred by a joint-venture entity that we do not control and thus is not reflected on our balance sheet prior to the repayment of such financing. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, as noted above, since December 2017, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of BPL term loans and BPL bridge loans, completing the acquisitions of three business purpose real estate loan origination platforms, CoreVest, 5 Arches, and Riverbend, incorporating blockchain technology into securitization transactions we sponsor, and optimizing the size and target returns of our investment portfolio. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms, HEI origination platforms, and our RWT Horizons® venture investing initiative. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEI and securities collateralized by HEI, excess MSR and servicer advance investments collateralized by single-family and multifamily residential loans, a whole loan investment fund created to acquire light-renovation multifamily loans, a multifamily investment fund to acquire workforce housing properties. In addition, we have completed and may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – and these initiatives may target investments with different return profiles or utilize financial leverage in a different manner than we have in the past. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans, or loans or assets secured by junior liens. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

We seek to manage certain of the risks associated with acquiring, originating, holding, selling, and managing real estate loans and securities, HEI, and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, HEI, and other assets. Changes in the credit performance of, or the rates of prepayments or settlements of, these investments, including real estate loans and the loans underlying real estate securities, as well as changes in interest rates, impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, HEI, and other assets with concentrated risks. For instance, cash flows from HEI we originate, acquire, or securitize depend on the rate at which such HEI are terminated or “settled,” which usually occurs upon a sale or refinance of the underlying home but can take as long as, or longer than, thirty (30) years. If, during a prolonged period, few or no HEI settle, or if those HEI that do settle do not result in significant cash flows due to depreciation in the value of a property or the occurrence of other events or circumstances that adversely affect real property values, cash flows from HEI we own, or those underlying securities we own, could be significantly lower than forecasted and may be negative. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield or change in value over the remaining life of the asset. Thus, changes in our estimates of expected cash flows from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility. Additionally, our non-GAAP measures of financial performance and our earnings calculated in accordance with GAAP may be subject to volatility. Moreover, the Securities and Exchange Commission’s focus on the use of non-GAAP financial metrics has required us to change the presentation or method of calculation of our non-GAAP metrics, and we may be required to change the presentation or method of calculation again, which may result in variability and volatility.

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. The fair values can change rapidly and significantly and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, including from prepayments and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which may lead to volatility and uncertainty of earnings and book value.

For example, real estate-related securities in our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark, and are a measure of the perceived risk of the investment. Many fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate swaps or fixed-rate U.S. Treasuries of like maturity. Until recently, many floating-rate securities were typically valued based on a market credit spread over LIBOR and, recently (due to the cessation of LIBOR in 2023), another floating-rate index such as the Secured Overnight Financing Rate (“SOFR”) or the American Interbank Offered Rate (“Ameribor”), and such valuations are affected similarly by changes in SOFR, Ameribor, or other index spreads. Excessive supply of, or reduced demand for, these securities may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. For example, due to the volatility in financial markets resulting from the pandemic or, more recently, the regional banking crisis, the market value of our securities portfolio declined significantly, during compressed time frames during 2020 and 2023. Due to interest-rate volatility and other economic factors since 2022, including the regional banking crisis, spreads again widened, leading to reductions in the market value of our securities portfolio. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income or cash flow, whether directly, through their impact on unrealized gains or losses on available-for-sale securities and therefore our ability to realize gains on such securities, or indirectly, through their impact on our ability to borrow and access capital. Widening credit spreads have contributed to, and could continue to contribute to or cause, net unrealized losses on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share has decreased and may continue to decrease as a result.

For GAAP purposes, we mark to market most of the assets and some of the liabilities on our consolidated balance sheets. In addition, valuation adjustments on certain consolidated assets and liabilities and most of our derivatives are reflected in our consolidated statements of income (loss). Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statements of income (loss) at a reduced market price relative to its cost basis, we may be required to realize a loss and our reported earnings will be reduced accordingly.

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

Our calculations of the fair value of the securities, loans, HEI, MSRs, derivatives, and certain other assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report the fair values of securities, loans, HEI, MSRs, derivatives, and certain other assets on our consolidated balance sheets. In computing the fair values for these assets we may make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, home price appreciation rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the Financial Statements within this Annual Report on Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth under the heading “Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.”

Changes in banks’ inter-bank lending rate reporting practices, the method pursuant to which SOFR or other benchmarks is/are determined, or the discontinuation of one or more benchmarks may adversely affect the value of the financial obligations to be held or issued by us that are linked to those benchmarks.

Until recently, LIBOR, and more recently due to the cessation of LIBOR in 2023, other indices which are deemed “benchmarks” (such as SOFR or Ameribor) have been the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and associated changes to behavior may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. For example, U.S. banking regulators issued supervisory guidance encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate by December 31, 2021, but certain rates based on U.S. Dollar LIBOR continued to be published through June 2023 at which point LIBOR was officially discontinued. The end of LIBOR precipitated the need for an alternative benchmark rate, and in March 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"), which provided a process for and protections from transitioning to an alternative rate in contracts with terms that did not provide for a clear transition. The Federal Reserve Board adopted a final rule in December 2022 implementing the LIBOR Act and specified benchmarks based on SOFR as the replacement rates. During the transition period, many other regulators recommended U.S. Dollar LIBOR be replaced by SOFR as published by the Federal Reserve Bank of New York. Given the nascency of the shift away from LIBOR, market participants may not yet have a complete sense of the appropriateness and impacts of the shift. Not all of our financial instruments transitioned away from LIBOR at the same time, and not all of our financial instruments transitioned to the same alternative reference rate, resulting in potential for future consequences that may not be apparent in the early stages of the shift away from LIBOR. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR required calculations of a spread. Industry organizations attempted to structure the spread calculation in a manner that minimized the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. At this time, it is not possible to predict the full effects of such changes. Uncertainty as to the nature of alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to a replacement benchmark, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any changes similar to the above or any other consequential changes to any other “benchmark” or index as a result of international, national or other proposals for reform or other initiatives, or any uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark” or index.

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the residential, business purpose, multifamily, and other securities we own or may own are generally illiquid – that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities, particularly on short notice. This illiquidity can also exist for the real estate loans or HEI we may hold and the business purpose loans or HEI we originate. At times, the vast majority of the assets we own are likely to be illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sales of these assets, should we want or need to sell them.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2023, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued and other liabilities of consolidated entities, for which we are not liable) was approximately $10.1 billion. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, thereby reducing the amount of our cash flows available for other purposes;

•	requiring asset sales to fund the repayment of maturing debt or to meet margin calls;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of outstanding convertible notes or exchangeable securities into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources or access to such resources on more favorable terms.
We cannot assure you that we will be able to continue to maintain sufficient cash reserves or continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flows or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults (known as cross-defaults) under our other, related or unrelated, indebtedness. Any default under any indebtedness could have a material adverse effect on our business, results of operations and financial condition. For an additional discussion of our outstanding indebtedness, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

Our use of financial leverage could expose us to increased risks.

We fund the residential and business purpose loans we acquire or originate in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs or costs of any related hedges increase relative to the earnings on our assets. Financing facility creditors may also make margin calls, which could force us to sell assets pledged as collateral under adverse market conditions, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Further discussion of the risks associated with our use of leverage is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth under the heading “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets, and/or a maximum ratio of recourse debt to tangible net worth or stockholders’ equity. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” and in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.” Additionally, our ability to increase our borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. Many of our short-term debt sources offer financing that is not committed, meaning, the lender could choose not to allow us to increase our borrowings under a financing facility for any reason or no reason at all. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, such as during 2020 when there were, at times, severe market dislocations resulting from the pandemic, or during early 2023 when certain large regional banks faced insolvency and were seized by regulators, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. In addition, banking and mortgage industry commentators predict that the Basel III Endgame proposal, if it becomes effective, could lead to significant increases in borrowing costs under loan warehouse financing facilities. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, or if borrowing costs under such financing significantly increase on a relative basis, then our business and financial results will be adversely affected. It is also possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us. For example, following the regional banking crisis in early 2023, one of our borrowing facilities was impacted by lender insolvency. Additionally, our ability to increase borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

The use of interest rate agreements and other instruments to hedge certain of our risks may have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to seek to protect us from some of the effects of short-term interest rate volatility, to reduce short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. For example, in response to market dislocations during 2020 resulting from the pandemic, we made the determination that our interest rate hedges were no longer effective in hedging asset market values and we terminated or closed out substantially all of our outstanding interest rate hedges and, overall, incurred realized losses. Although we have re-established certain interest rate risk hedging activities, there can be no assurance that future market conditions and our financial condition in the future will enable us to maintain an effective interest rate risk hedging program. Even in times of ordinary market and economic conditions, hedging with respect to the pipeline of loans we plan to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges or hedged items. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of cash or other acceptable forms of collateral.

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

Additionally, the interest rate agreements and other instruments that we may use to hedge certain risks are also subject to risks related to the transition away from the use of LIBOR or a substitute benchmark as a floating rate index, as further described above under the risk factor titled “The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile – Changes in banks’ inter-bank lending rate reporting practices, the method pursuant to which SOFR or other benchmarks is/are determined, or the discontinuation of one or more benchmarks may adversely affect the value of the financial obligations to be held or issued by us that are linked to those benchmarks.”

We enter into derivative contracts that may expose us to contingent liabilities and those contingent liabilities may not appear on our balance sheet. We may invest in synthetic securities, credit default swaps, and other credit derivatives, which expose us to additional risks.

We enter into derivative contracts, including interest rate swaps, options, “to-be-announced” forward contracts (TBAs), and futures, that could require us to make cash payments in certain circumstances. Such potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

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

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us and this risk is usually more pronounced during an economic downturn. The economic impacts of the pandemic and the regional banking crisis, and the associated volatility in the financial markets at times triggered, and may again trigger, additional periods of economic slowdown or recession, and such conditions have jeopardized, and could again jeopardize, the solvency of counterparties with whom we do business. Counterparties may seek to eliminate credit exposure by entering into offsetting, or “back-to-back,” hedging transactions, and the ability of a counterparty to settle a synthetic transaction may be dependent on whether the counterparties to the back-to-back transactions perform their delivery obligations. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practicality, timing, or other problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our financing counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets, and we may not be able to obtain substitute financing on attractive terms or at all. For example, following the regional banking crisis in early 2023, one of our borrowing facilities was impacted by lender insolvency. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential or business purpose mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our rights to have such counterparty repurchase loans in connection with a breach of loan representations and warranties, and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled in a timely manner, or at all. We attempt to diversify our counterparty exposure and (except with respect to loan-level representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

Operational and Other Risks
Through certain of our wholly-owned subsidiaries we have engaged in the past and plan to continue to engage in acquiring residential and business-purpose mortgage loans and HEI, and originating business-purpose mortgage loans and HEI with the intent to sell these loans or HEI to third parties or hold them as investments. Similarly, we have engaged in the past, and may continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.

Acquiring and originating mortgage loans, HEI, and other assets with intent to sell these loans, HEI, or other assets to third parties generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans, HEI, or other assets prior to sale. This type of debt may not be available to us, or may only be available to us on an uncommitted basis, including in circumstances where a line of credit had previously been made available or committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-

term debt we incur. To the extent this debt is recourse to us, if the value of the assets pledged as, or underlying our, collateral declines, we may be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. In addition, when we originate or acquire assets for a sale, we make assumptions about the cash flows that will be generated from those assets and the market values of those assets. If these assumptions are wrong, or if market values change or other conditions change, it could result in a sale that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.

Furthermore, if we are unable to complete the sale of these types of assets, it could have a negative impact on our business and financial results. We have a limited capacity to hold residential and business purpose loans and HEI on our balance sheet as investments, and our business is not structured to buy-and-hold the full volume of loans or HEI that we routinely acquire or originate with the intent to sell. If demand for buying whole-loans or HEI weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring or originating loans or HEI over the short or long term.

Additionally, mortgage loan borrowers that have been or continue to be negatively impacted by rising interest rates, the pandemic, or other adverse economic conditions may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. To the extent mortgage loan borrowers do not make payments on their loans, the value of mortgage loans we own will likely be impaired, potentially materially, as further described above under the headings “Residential mortgage loan borrowers may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business” and “Multifamily and business purpose mortgage loan borrowers may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business”.

Prior to originating or acquiring loans or other assets for sale, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not sufficiently robust or if we do not conduct adequate due diligence, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset (or that is the obligor or a party related to an obligor of a business purpose loan we originate or acquire) refuses or is unable (e.g., due to its financial condition) to repay or repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale or origination was inaccurate.

Our ability to operate our business in the manner described above depends on the availability and productivity of our personnel and the personnel of third-party vendors. To the extent our management or personnel, or those of our key vendors, are impacted in significant numbers by natural disaster, outbreak of pandemic or epidemic disease, or other force majeure event, our business and operating results may be negatively impacted.

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

Our portfolio of business-purpose loans and, to a lesser extent, HEI held for investment represents a growing portion of our overall investment portfolio, and such loans and HEI expose us to new and different risks from our traditional investments in jumbo residential mortgage loans.

A growing portion of our portfolio of loans held for investment is made up of business purpose mortgage loans, especially BPL bridge loans. Business purpose mortgage loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and/or its guarantor(s) and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and any associated guaranty, and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with the enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property would further reduce the proceeds and thus increase the loss.

Business purpose loans we own are subject to similar risks as those described above with respect to residential mortgage loans, to the extent business purpose loan borrowers that have been negatively impacted by rising interest rates, the pandemic or other adverse economic conditions do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage-backed securities we own will likely be impaired, potentially materially, as further discussed under the heading “Multifamily and business purpose mortgage loan borrowers may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.”

A portion of our business purpose loan portfolio currently is, and in the future may be, delinquent and subject to increased risks of credit loss for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged, the borrower experiences financial distress, or borrower debt service costs increase. Delinquent loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a reduction in the interest rate, deferral or capitalization of past due interest, and maturity extension. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgages upon maturity.

If restructuring is not successful, we may find it necessary to foreclose on the underlying property, and the foreclosure process may be lengthy and expensive, including out-of-pocket costs and increased use of our internal resources. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, or by filing for bankruptcy protection, in an effort to prolong the foreclosure action and exert negotiating pressure on us to agree to a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Under certain state laws, such as New York’s, if a foreclosure action is abandoned or dismissed without prejudice, reinstating any such action may be difficult or impossible due to relevant statutes of limitations. In addition, foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property would further reduce the proceeds and thus increase the loss. Any such losses could, in the aggregate, have a material and adverse effect on our business, results of operations and financial condition.

Additionally, BPL bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential or multi-family investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower under these BPL bridge loans has often identified what they believe is an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our loan principal or anticipated cash flows. In addition, borrowers often use the proceeds of a conventional mortgage to repay a bridge loan. BPL bridge loans therefore are subject to risks of a borrower’s inability or unwillingness to obtain permanent financing to repay the loan. BPL bridge loans, like other loans, are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under BPL bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral, and the principal amount and unpaid interest of the transitional loan and other loans on the property (if any) that are senior to ours. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

In addition, since 2018, we have increased our portfolio of HEI and securities backed by HEI that we hold for investment and, in 2023, we began originating HEI, which exposes us to new and different risks, including regulatory and compliance risks, the risk of HEI being recharacterized as mortgage loans, and financial risks related to the junior or subordinate liens typically associated with HEI, including risks related to foreclosure, default and losses, as further discussed in the risk factor titled “We have significant investment and reinvestment risks – Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.”

Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEI. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets (including HEI) prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans or other assets accumulated for that purpose, which would reduce our liquidity and investable capital, and may harm our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity, the risks related to our ability to complete securitization transactions after we have accumulated loans or assets for that purpose, and the risks associated with the due diligence we conduct and the representations and warranties we make in connection with securitization activity are similar to the risks associated with acquiring and originating loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past and plan to continue to engage in acquiring residential and business-purpose mortgage loans and HEI, and originating business-purpose mortgage loans and HEI with the intent to sell these loans or HEI to third parties or hold them as investments. Similarly, we have engaged in the past, and may continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.”

When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets, offering documents, and prospectuses or offering memorandums that include disclosures regarding the securitization transactions and the underlying assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims (whether merited or meritless). For certain of our securitization transactions, we rely on an exemption from the risk retention requirements applicable under federal securities laws and regulations, which, for these exempt transactions, requires that we ensure all mortgage loans underlying these securitization transactions meet certain criteria. On occasion, we may be subject to risk retention requirements of other jurisdictions, including internationally, based on the locations of transaction investors. Such requirements are unique and may materially differ from requirements in the United States. Our process for ensuring we comply with risk retention requirements applicable to securitization transactions we sponsor or co-sponsor may not correctly identify loans that do not meet the applicable criteria, including due to data entry or calculation errors during the review of these criteria for specific loans or due to errors in our interpretation of these requirements. Failure to comply with risk retention requirements applicable to securitization transactions we have sponsored or co-sponsored could expose us to losses, including, for example, as a result of a requirement to repurchase securitized loans that did not meet these criteria, regulatory enforcement actions and/or reputational damages.

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

In addition, the securitization trusts or other securitization entities that own collateral underlying securitization transactions may be held liable for acts of third parties. For example, the CFPB has asserted the power to investigate and bring enforcement actions directly against securitization entities for the bad acts of the entities’ servicers or sub-servicers. On December 13, 2021, in an action brought by the CFPB, the U.S. District Court for the District of Delaware in CFPB v. Nat’l Collegiate Master Student Loan Trust, No. 1:17-cv-1323-SB (D. Del.) (the “Student Loan ABS Litigation”), denied a motion to dismiss filed by a securitization trust, holding that the trust could be a “covered person” under the Dodd-Frank Act because it engages in the servicing of loans, even if through third-party servicers or sub-servicers. The district court did not decide at this time whether the trust could be held liable for the conduct of its servicer(s) or sub-servicer(s), only that the trust could be subject to an enforcement action related to the acts of its servicer. The defendant has taken an interlocutory appeal to the U.S. Court of Appeals for the Third Circuit, which heard oral argument in the matter on May 17, 2023. If upheld on appeal, the CFPB may rely on the decision as precedent in investigating and bringing future enforcement actions against other securitization entities, including entities we sponsor or invest in.

There may be defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans or other assets and establish their rights as first-priority lienholders on underlying mortgaged property or other assets. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, securitization transactions that we sponsored and third-party sponsored securitizations in which we hold investments may experience losses, which could expose us to losses and could damage our ability to engage or invest in future securitization transactions.

Furthermore, we may sponsor or invest in securitization transactions of a type that are either new to Redwood or new securitization products entirely. For example, during 2021, we co-sponsored a securitization of HEI and completed our first securitization collateralized by BPL bridge loans, and during 2023, we co-sponsored a securitization of HEI that was among the first ever to receive a rating from a ratings agency. As another example, we have explored incorporating blockchain technology into securitization transactions we sponsor, including for reporting purposes and, potentially, the issuance of “tokenized” digital securities. The risks described above may be particularly pronounced with new transactions (or those new to Redwood) given the lower degree of institutional or industry knowledge of, experience with, and/or lack of a mature market for, these products.

Adverse economic conditions, including as a result of the pandemic, have at times negatively impacted, and could again negatively impact, our operating platforms including our business purpose loan origination and residential loan purchase activities, as well as our HEI origination and investment activities.

Adverse economic conditions, including as a result of rising interest rates or the pandemic, have at times adversely impacted, and could again adversely impact, our business and operations. Such impact may be due to temporary or lasting changes involving the status, practices and procedures of our operating platforms, including with respect to loan origination and loan purchase activities, as well as our HEI investment activities. For example, in the first half of 2020, the impacts of the pandemic caused us to temporarily limit our residential loan purchases and reduce our business purpose loan origination activities. Certain counterparties believed that we breached actual or perceived obligations to them, and subjected us to litigation and claims, for which we accrued estimated costs or subsequently resolved. Any future adverse impacts on our business or operations due to changes in the status, practices and procedures of our operating platforms could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. More recently, as a result of disruptions to the normal operation of mortgage finance markets due to inflation, changes in U.S. monetary policy, including shifts in Federal Reserve policy and changes in benchmark interest rates, and the impact of the regional banking crisis, our operations focused on acquiring and distributing residential mortgage loans and originating, acquiring and distributing business purpose loans have been adversely impacted, and in the future may not be able to function efficiently because of, among other factors, an inability to access short-term or long-term financing for mortgage loans on attractive terms (or at all), a disruption to the market for securitization transactions, or our inability to access these markets or execute securitization transactions. Additionally, during and after periods of adverse economic conditions, we may not be able to acquire or originate residential or business purpose mortgage loans in sufficient volume and on sufficiently economical terms to operate our mortgage banking businesses at a profitable scale, and we may be forced to reduce operating expenses, including expenses related to employee headcount, to a degree that impairs our ability to scale up our operations when economic conditions and the operating environment improve – and our HEI origination or investment activities could be similarly impacted. Any or all of these impacts negatively impact our financial results, including our mortgage banking income, gain on sale income, and net interest income.

In connection with our operating and investment activity, we rely on third parties to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring and originating loans and HEI, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third-party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure or inability to perform, including failure to perform due to the impact of certain force majeure events, such as the pandemic, on such third party’s ability to operate, due to the bankruptcy of one or more loan or HEI servicers, or reasons such as fraud, negligence, errors, miscalculations, workforce or supply chain disruptions, or insolvency. For example, as a result of the pandemic, residential mortgage subservicers received an unprecedented level of requests from mortgage borrowers for payment forbearances and, as a result, their operational infrastructures may not have properly processed the increased volume of requests effectively or in a manner that is in our best interests. Many loan servicers have been accused of improprieties in the handling of loan modification or foreclosure processes with respect to residential mortgage loans that have gone into default. To the extent a third-party loan servicer or HEI servicer fails to fully and properly perform its obligations, loans, HEI, and securities that we hold as investments may experience losses, securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

Moreover, the CFPB and U.S. Department of Justice have recently indicated and continue to indicate that they intend to revitalize enforcement of fair lending laws, including, in the case of the CFPB, through supervisory and enforcement activity directed at mortgage sub-servicer performance, and the use of artificial intelligence or automated valuation methods/algorithms in underwriting decisions. As another example, our residential consumer and residential investor mortgage banking businesses, as well as our HEI-focused initiatives, utilize third-party appraisals or other valuation tools during the underwriting process, obtained on the collateral underlying each prospective mortgage or HEI. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or originator to provide an appraisal in the amount necessary to enable the originator to make the loan or HEI, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans or HEI, which could have a material and adverse effect on our business, results of operations and financial condition. Additionally, our BPL platform may utilize third-party inspectors in connection with funding advances on BPL bridge loans for rehabilitation or ground-up construction. These third parties may be required to certify a borrower’s eligibility for advances based on the satisfaction of construction milestones. In the past we have experienced, and may in the future experience, fraudulent or negligent activity among borrowers and certain of these third parties that has led to the disbursement of under-collateralized funds and could cause us to incur financial losses on loans we have originated.

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on terms favorable to us, or at all, that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions, whether resulting from a change in law effected or prompted by the Student Loan ABS Litigation, or otherwise, as discussed above under the Risk Factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEI. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.” Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further under the risk factor titled “Maintaining information security and complying with data privacy laws and regulations are important to our business and a cybersecurity or data breach, or a violation of data privacy laws, could result in serious harm to our reputation and have a material adverse impact on our business and financial results.” When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing rights, it could have a material adverse effect on our business and financial results.

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

Our ability to execute or participate in future securitization transactions, including, in particular, securitizations of residential and business purpose mortgage loans or HEI, could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in or contribute to the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with executing securitization transactions.

Various federal and state laws and regulations impact our ability to execute securitization transactions, including the Dodd-Frank Act. Provisions of the Dodd-Frank Act relate to, among other things, the legal and regulatory framework under which ABS, including RMBS and securities backed by business purpose mortgage loans and HEI, are issued through the execution of securitization transactions. In addition, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation (FDIC) have published regulations relating to the issuance of ABS, including RMBS; and recently, the SEC finalized regulations prohibiting certain conflicts of interest in securitization transactions which will require us, as a sponsor of securitization transactions, to adopt policies and procedures for reviewing, approving and tracking transactions that could be considered “conflicted transactions” and these regulations could limit certain risk mitigating practices we might otherwise seek to engage in and/or increase the cost and operational burden of compliance. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way mortgage loans and HEI are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For additional discussion, please refer to the risk factor titled “Federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, home equity investments, and other assets we own or may acquire in the future.”

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans, HEI, or other assets for securitization in a manner that effectively reduces the value of those previously acquired or originated loans or assets or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans or HEI from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties from which we acquire loans or HEI, or because of the aggregate amount of loan-related or HEI-related representations and warranties (or other contingent liabilities) we, or one or more counterparties from which we acquire loans or HEI, have made or have exposure to. In addition, our ability to continue to securitize residential mortgage loans or HEI in the future will depend, in part, on the rating agencies’ assessment of the investment risks that result from, in the case of loans, the ability-to-repay regulations and the TILA-RESPA Integrated Disclosure Rule (TRID) or, in the case of HEI, assessment of investment risks resulting from an emerging or changing regulatory landscape, such as the risk of HEI being recharacterized as mortgage loans. With respect to residential mortgage loans, this risk includes, for example, how rating agencies assess investment risks associated with non-material errors in loan-related disclosures made to mortgage borrowers and residential mortgage loans that have an interest-only payment feature. As another example, with respect to loans with a debt-to-income ratio greater than 43%, which, following amendments to the "qualified mortgage" definition in 2021, may now be considered “qualified mortgages” under CFPB rules if they meet the amended definition (including an Annual

Percentage Rate ("APR") test), rating agencies may nonetheless decide that such loans pose greater risk to investors. Since these provisions were implemented over the past several years, the rating agencies’ assessment of these risks has generally been consistent with ours, but to the extent their assessments diverge from ours, this could negatively impact our ability to execute securitization transactions. Moreover, with respect to securitizations of HEI, ratings agencies only recently began issuing ratings for these transactions; as the ratings agencies gain more experience and data around HEI and securitizations backed by HEI, the ratings framework applicable to HEI may change, and such changes may be significant. If, as a result of any of the foregoing issues, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results.

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks’ and other regulated financial institutions’ holdings of ABS (as a result of recently proposed “Basel III Endgame” requirements or otherwise), could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that originate, acquire, and hold single-family and multifamily residential and business purpose mortgage loans, HEI and other types of assets and execute securitization transactions.

Our ability to profitably execute or participate in future securitization transactions, including, in particular, securitizations of residential and business purpose mortgage loans and HEI, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for (or cost of originating) the mortgage loans or HEI that we securitize, which, in the case of residential mortgage loans, for example, is impacted by the level of competition in the marketplace for acquiring mortgage loans and the relative desirability to originators of retaining mortgage loans as investments or selling them to third parties such as us, as well as the volume, scale, and expense structure of our residential consumer and residential investor operating businesses. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans or HEI prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans or HEI for which third parties are willing to provide short-term financing.

After we acquire or originate mortgage loans or HEI that we intend to securitize, we can also suffer losses if the value of those loans or HEI declines prior to securitization. Declines in the value of a mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. In addition, declines in the value of HEI can be due to, among other things, trends in and outlook for home price appreciation, cash flow trends and extension risk, economic regulatory changes, or investor preferences. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, the cost of any such hedges also impacts whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the asset-backed securities issued in our securitization transactions, including the percentage of asset-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating or highest applicable rating to (also referred to as rating agency subordination level). Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans or assets securitized, the geographic distribution of the loans or assets to be securitized, the structure of the securitization transaction, and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the asset-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating or highest applicable rating to, the more profitable the transaction will be to us.

The price that investors in asset-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential or business purpose mortgage loans, HEI, or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Our past and future loan and HEI origination and securitization activities or other past and future business or operating activities or practices could expose us to litigation, which may adversely affect our business and financial results.

Through certain of our wholly-owned subsidiaries we have in the past engaged in or participated in loan and HEI origination and securitization transactions relating to single-family and multifamily residential mortgage loans, business purpose mortgage loans, commercial real estate loans, HEI, and other types of assets. In the future we expect to continue to engage in or participate in loan and HEI origination and securitization transactions, including, in particular, securitization transactions relating to residential and business purpose mortgage loans and HEI, and may also engage in other types of securitization transactions or similar transactions. Sequoia securitization entities we sponsor issued ABS under our SEMT® label, backed by residential mortgage loans held by these Sequoia entities. Similarly, CoreVest securitization entities (or “CAFL entities”) we sponsor issued ABS under our CAFL® label, backed by business purpose mortgage loans held by these CAFL entities. In Acacia securitization transactions we participated in, Acacia securitization entities issued ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, changes in interest rates, and other factors, the aggregate cash flows from the loans held by the Sequoia and CAFL entities and the securities and other assets held by the Acacia entities may be, or in some cases are certain to be, insufficient to repay in full the principal amount of ABS issued by these securitization entities. While we are not directly liable for any of the ABS issued by these entities, third parties who hold the ABS issued by these entities may nevertheless try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions. Additionally, holders of ABS issued by CAFL entities prior to our acquisition of CoreVest may make claims against us for losses arising from activities that occurred prior to the acquisition. We have been named in these types of lawsuits in the past and may again be named in such lawsuits in the future.

Originating, transacting in and/or funding HEI exposes us to new and different risks than our residential mortgage banking activities, including potential uncertainty with respect to licensing requirements, regulatory compliance, enforcement, litigation and claims. To the extent HEI or HEI-related assets are broadly subjected to new or modified form(s) of regulation, regulatory enforcement, litigation or claims, or are recharacterized as loans—whether such regulation or claims are initiated by federal, state or local governmental, quasi-governmental or consumer rights organizations, by homeowners themselves, or otherwise—we may be unable to continue our HEI transaction volume at current levels (or at all), we may be unable to realize expectations as to revenue or profit from HEI activities or to enforce our rights under HEI we own, or we could be subjected to civil penalties, fines or damages, any of which might be significant. Any such changes, events, or penalties could materially harm the value of our portfolio of HEI and HEI-related assets, as well as our business, cash flows, financial condition and results of operations. For further discussion, refer to the risk factor titled, “Originating, transacting in and/or funding HEI exposes us to new and different risks than our other residential mortgage banking activities, including potential uncertainty with respect to licensing requirements, regulatory compliance, enforcement, litigation and claims; and the value of our investments in HEI may be negatively impacted by these same factors.”

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

As a result of past or future actions of our BPL platforms, we may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses. A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could also be subject to litigation, including class action litigation, or regulatory enforcement action, including enforcement action initiated by the CFPB, relating to residential mortgage servicer performance failing to adhere to requirements governing forbearance and foreclosure as a result of the pandemic or other servicer misconduct. As discussed above under the Risk Factor heading, “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEI. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks,” the Student Loan ABS Litigation may introduce additional theories of securitization entity liability resulting from third-party servicer misconduct. Additionally, federal regulators under the Biden presidential administration have signaled a renewed focus on fair lending and fair servicing guidelines and practices to identify potential discriminatory loss mitigation and foreclosure practices and hold residential mortgage servicers accountable. We cannot assure investors that such claims will not arise through litigation or regulatory action or that we will not be subject to significant liability if a claim of this type did arise. Additionally, we could be subject to such claims relating to activities that occurred at 5 Arches, CoreVest, and Riverbend prior to, or following, our acquisitions of those platforms.

We are also subject to various other laws and regulations relating to our business and operations, including, without limitation, privacy laws and regulations and labor and employment laws and regulations, and if we fail to comply with these laws and regulations we could also be subjected to claims for damages, litigation, and regulatory enforcement actions and penalties. In particular, if we fail to maintain the confidentiality of consumers’ personal or financial information we obtain in the course of our business (such as social security numbers), we could be exposed to losses. A further discussion of some of these risks is set forth in the risk factor titled “Maintaining information security and complying with data privacy laws and regulations are important to our business and a cybersecurity or data breach, or a violation of data privacy laws, could result in serious harm to our reputation and have a material adverse impact on our business and financial results.”

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

Litigation against RMBS trustees has related to, among other things, claims by certain investors in the RMBS issued in those transactions that the trustees of those transactions breached their obligations to investors by, among other things, not appropriately investigating and pursuing remedies against the originators and servicers of the underlying mortgage loans. We have not been a party to any RMBS trustee litigation; however, RMBS trustee litigation has, in the past, negatively impacted the value of certain residential mortgage-backed securities issued prior to the Great Financial Crisis (“legacy RMBS”) that were held in our investment portfolio. The value of other legacy RMBS we continue to hold or acquire could be impacted in the future. In particular, trustees of various legacy RMBS transactions that have been the subject of RMBS trustee litigation have withheld funds from investors in the RMBS issued in those transactions by asserting that, pursuant to their indemnification rights against the securitization trusts established under the applicable transaction documents, they are entitled to apply those funds to offset litigation expenses. Further, certain trustees have asserted that their indemnification rights entitle them to withhold large lump sum amounts to hold and apply to anticipated future litigation expenses. Similar holdbacks by trustees of legacy RMBS transactions could result in losses to the value of our portfolio of securities in the future, which losses could be material.

Our acquisitions of 5 Arches, CoreVest, and Riverbend, or future acquisition targets, could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

Since 2019, we have completed the acquisitions of three business purpose real estate loan origination platforms, 5 Arches, CoreVest, and Riverbend, all of which we have combined into one platform to originate, acquire and/or distribute business purpose loans. In the future, we may engage in additional business acquisition activity. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential and business purpose mortgage origination platforms and HEI origination platforms. If we experience challenges related to business acquisitions that we do not anticipate or cannot mitigate, the returns we expected with respect to these investments may not be generated. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments.

Our business purpose loan origination platform is dependent upon conditions in the investor real estate market, and conditions that negatively impact this market, such as increased borrowing costs or low capitalization rates, may reduce demand for our loans and adversely impact our business, results of operations and financial condition. Our business purpose loan borrowers are primarily owners of single-family and small to medium-sized multifamily residential rental properties, and residential properties for rehabilitation and subsequent resale or rental. Accordingly, the success of our business is closely tied to the overall success of the investors and small business owners in these markets. Various changes in real estate conditions may impact this market. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations.

Directly originating mortgage loans also exposes us to increased risks compared to our historical mortgage banking activities, including increased regulation by federal and state authorities, additional and different types of litigation, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions or the business of originating mortgage loans. Moreover, in the future, we may originate other housing related investments, as we recently began with HEI, which could expose us to similar risks as those described above with respect to originating mortgage loans. Additionally, CoreVest engages in and sponsors securitization transactions under the CAFL® label relating to BPL term loans and, more recently, BPL bridge loans, and in connection with the acquisition of CoreVest, we acquired, and we expect to continue to retain, mortgage-backed securities issued in CAFL® securitization transactions. These securitization transactions and investments expose us to potentially material risks, in the same manner as described in the risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEI. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.”

Additionally, in connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, a portion of the purchase price of each acquisition was allocated to goodwill and intangible assets. In any future acquisition transaction, a portion of the purchase price may also be allocated to goodwill and intangible assets. The amount of the purchase price which is allocated to goodwill and intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Accounting standards require that we test goodwill and intangible assets for impairment at least annually (or more frequently if impairment indicators arise). For example, in the first quarter of 2020, as a result of the pandemic and its impact on our business, following an impairment assessment, we recorded a non-cash goodwill impairment expense and wrote down the entire $89 million remaining value of our goodwill asset associated with our acquisitions of 5 Arches and CoreVest. As of December 31, 2023, $23 million of goodwill and $28 million of intangible assets were recorded on our consolidated balance sheets. If, in the future, we determine that goodwill or intangible assets are impaired, we will be required to write down the value of these assets, as we did with our goodwill asset in 2020, up to the entire balance. Any such write-down would have a negative effect on our consolidated financial statements.

Originating, transacting in and/or funding HEI exposes us to new and different risks than our other residential mortgage banking activities, including potential uncertainty with respect to licensing requirements, regulatory compliance, enforcement, litigation and claims; and the value of our investments in HEI may be negatively impacted by these same factors.

Directly originating, transacting in and/or funding HEI exposes us to increased risks compared to our historical mortgage banking activities, including risks associated with uncertainty at the federal and/or state level relating to the statutory and regulatory treatment of HEI. Federal and/or state laws or regulations that are enacted or adopted to regulate HEI, or actions of regulatory agencies that clarify how HEI will be regulated under existing laws and regulations, may negatively impact our HEI business and investments. In addition, we may be exposed to litigation and claims related to our HEI business and investments, which could result in losses or requirements to change our HEI business in a way that negatively impacts our results of operations or the future prospects of our HEI-related activities. As we expand our business of originating, transacting in and/or funding HEI we may also face challenges in effectively integrating operations, designing and maintaining effective internal controls, procedures and policies, and other unknown or unforeseen operating challenges that may increase expenses, reduce our volume of business, or delay our progress.

Our HEI business and investments may be subject to regulatory risk from state and local regulators or civil litigants, including the risk of HEI being recharacterized as a mortgage loan by courts or legislative or regulatory action. For instance, most states maintain laws and regulations that restrict usurious lending. If HEI are recharacterized as mortgage loans by a state regulator or court, there is risk that HEI originated in that state would be unenforceable or subject to rescission, that an originator of HEI not licensed as a mortgage lender would be deemed to have violated state licensing laws, or that the collections under an HEI would be determined to be usurious. While HEI we originate are subject to a maximum investor return (or “cap”) determined at origination, which caps the amount a homeowner would need to pay upon settlement of the HEI, there is no guarantee that such caps will ensure compliance with state usury restrictions if HEI are recharacterized as mortgage loans. In addition, state and local governments may require originators, servicers and holders of real estate financing products, like HEI, to obtain certain licenses and permits. In Connecticut, for instance, with the passage of Public Act 21-138 in July 2021, the state implemented amendments to its financial regulatory laws that impacted HEI, including by expanding the definition of “residential mortgage loan” to include any “shared appreciation agreement,” including HEI. As a result, offering a shared appreciation agreement like an HEI in the State of Connecticut requires a mortgage lending license. In July 2023, Maryland enacted a similar law. If additional states determine that originating, transacting in, or investing in, HEI is activity covered by that state’s mortgage licensing statute (or another existing or new state licensing statute), our HEI activities and investments relating to those states may be at risk if HEI we originate or acquire are not originated in compliance with the applicable licensing requirements.

Aside from the examples of Maryland and Connecticut noted above, there is limited explicit statutory and regulatory guidance or case law concerning key aspects of operating an HEI business or investing in HEI. For example, there is limited explicit guidance of the material disclosures that are required to be provided to consumers relating to products like HEI, which means that there can be no assurance that the steps we or our counterparties take to inform and educate consumers about the risks, benefits, costs, terms, and conditions of an HEI, will be viewed as legally sufficient in the event of litigation or governmental action, including with respect to consumer allegations that an HEI originator engaged in unfair or deceptive acts or practices (UDAP) in connection with originating HEI. Further, there can be no assurance that we or our service providers have obtained all appropriate licenses and permits at the appropriate time in connection with HEI origination, transaction and investment activity. In certain states, loans made by unlicensed entities, or with interest rates in excess of usury limits, are void or voidable and, in addition, under the usury laws of most states, civil monetary penalties, restitution obligations and other penalties can accrue with respect to any person who receives unlawful interest – all of which highlight the risk associated with HEI being recharacterized or regulated as mortgage loans. Certain statutory and regulatory violations related to HEI could also result in imposition of criminal penalties and/or treble damages. Accordingly, we could be subject to claims for damages or disgorgement or we could become subject to enforcement actions relating to our HEI business and investments, which could include determinations that the HEI we originate or purchase could be impaired.

In addition, federal lawmakers, regulatory agencies or a civil litigant may attempt to recharacterize HEI as mortgage loans under federal law. If HEI are recharacterized as mortgage loans, a number of additional federal laws and regulations may apply, such as ECOA, HMDA, RESPA, or TILA, among others, as well as regulations promulgated thereunder. Violations of, or noncompliance with, federal and other laws and regulations carry the risk of significant penalties, damages, and other remedies that may be sought by governmental authorities or civil litigants, including rescission and/or required disgorgement of payments received. Such remedies, if imposed, could have a negative impact on our financial or operational results, the validity or enforceability of HEI we own or securitize, and/or the ability to collect on such HEI, any of which could have a negative impact on the value of HEI and HEI-related assets we own.

To the extent HEI or HEI-related assets are broadly subjected to new or modified form(s) of regulation, regulatory enforcement, litigation or claims, or are recharacterized as loans—whether such regulation or claims are initiated by federal, state or local governmental, quasi-governmental or consumer rights organizations, by homeowners themselves, or otherwise—we may be unable to continue our HEI transaction volume at current levels (or at all), we may be unable to realize expectations as to revenue or profit from our HEI business or investments or to enforce our rights under HEI we own, or we could be subjected to civil penalties, fines or damages, any of which might be significant. Any such changes, events, or penalties could materially harm our HEI business and the value of our portfolio of HEI and HEI-related assets, as well as our business, cash flows, financial condition and results of operations.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, to fund acquisitions of mortgage loans and HEI, to fund originations of business purpose loans (including to fund construction-related draws on bridge loans) and HEI, to fund investment partnerships to which we have committed capital, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, to fund general and administrative expenses, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post in response to margin calls relating to various derivative instruments we hold as the values of these derivatives change. We may also need cash to fund the repayment of outstanding convertible notes, exchangeable securities, and unsecured notes that mature in 2024, 2025, 2027, and 2029.

Our sources of cash flow include the principal and interest payments on the loans and securities we own, returns at settlement of HEI we invest in, asset sales, securitizations, short-term borrowings, issuing long-term debt, and issuing stock. Our sources of cash may not be sufficient to satisfy our cash needs. Cash flows from principal repayments could be reduced if prepayments slow or if credit quality deteriorates, or cash flows from HEI settlements could be reduced if the frequency of property sales or refinancings significantly decreases. For example, for some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment, or, in the case of HEI, we do not receive periodic payments at all for the duration of the investment.

Additionally, the effects of events such as the regional banking crisis or the pandemic have, at times, adversely impacted and could again adversely impact our ability to access debt and equity capital on attractive terms, or at all. Any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability and mortgage loan borrowers’ ability to make regular payments of principal and interest (e.g., due to unemployment, underemployment, or reduced income or revenues, including as a result of tenants' inability to make rental payments) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities. Any of the foregoing circumstances could make it difficult or impossible for us to borrow funds, increase margin calls under our borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under our borrowing facilities or have a material adverse effect on the value of investment assets we hold or our business, financial condition, results of operations and cash flows.

Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. The Internal Revenue Code provides a limited relief provision concerning certain items of non-cash income; however, this provision may not sufficiently reduce our cash dividend distribution requirement. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets (including at inopportune times), thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively and our REIT status or our solvency could be threatened. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.”

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

For example, in recent years, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of BPL term loans and BPL bridge loans, completing the acquisitions of three business purpose real estate loan origination platforms, reorganizing those three acquired origination platforms into a single platform, launching our own HEI origination platform, incorporating blockchain technology into securitization transactions we sponsor, including for reporting purposes, and optimizing the size and target returns of our investment portfolio. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEI and securities collateralized by HEI, excess MSR and servicer advance investments collateralized by residential and multifamily loans, a joint venture to acquire CoreVest-originated bridge loans, a whole loan investment fund created to acquire light-renovation multifamily loans, and a multifamily investment fund to acquire workforce housing properties. Additionally, we have made, and continue to make, early-stage venture capital investments through our RWT Horizons® investment platform. In addition, we have completed and may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives. Further discussion of these business changes is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders and investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could fail to improve our business and results of operations.”

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

Our future success depends on the continued service and availability of skilled personnel, including our executive officers and other business leaders that are part of our management team. To the extent personnel we attempt to hire, or have already hired, are concerned about past workforce reductions or the potential for workforce reductions in the future, or that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire or retain the personnel we need to operate our business. Furthermore, as unemployment rates have decreased and/or stabilized at normal or below-normal levels, the market for attracting and retaining human resources has become increasingly competitive and costly. We cannot assure you that we will be able to attract and retain key personnel in line with historical cost levels, or at all.

Additionally, the effects of the pandemic at times adversely impacted, and a similarly disruptive economic or geopolitical event may in the future adversely impact, our financial condition and results of operations due to interrupted service and availability of personnel, and an inability to recruit, attract and retain skilled personnel. To the extent our management teams or personnel are impacted in significant numbers by any such event and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Moreover, the negative impacts of the pandemic and other adverse economic conditions necessitated reductions in our workforce in recent years, and additional reductions in our workforce could become necessary if business or economic conditions deteriorate, which could negatively impact our business and results of operations. Additionally, the pandemic (or another, similarly disruptive economic or geopolitical event) could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or is ineffectually implemented or deployed during a disruption.

Because retaining key personnel is central to our future success, we have entered into restrictive covenant agreements with many of our key personnel, which seek to limit their ability to solicit our employees or customers or to compete with us, in each case, for specified periods following any departure from employment with us. These types of restrictive covenants may not be enforceable in certain states or jurisdictions, or may only be enforceable to a limited extent. Recently, the Federal Trade Commission proposed a new rule that would, on a nationwide basis, prohibit employers from imposing non-compete covenants on employees based on a preliminary finding that these types of restrictive covenants constitute an unfair method of competition and therefore violate federal antitrust laws. In addition, California recently enacted two new state laws that expand the geographic reach of California’s existing limitations on the enforceability of certain non-compete and other restrictive covenants and provide for affirmative notice of, and private enforcement rights relating to, the unenforceability of certain non-compete and other restrictive covenants with respect to California-based employees. To the extent these types of non-solicitation and non-competition covenants are not enforceable against employees following any departure from employment with us, our ability to retain key personnel may be diminished and competition for human resources, customers and business may increase, which could adversely affect our financial condition, results of operations and cash flows.

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

The websites and computer/telecommunications networks we rely upon must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology and the technology of our service providers must be able to facilitate loan and HEI application and loan and HEI acquisition experiences that equal or exceed the experience provided by our competitors. We also regularly undertake software development work, conducted either internally or in consultation and with the assistance of third-party individuals or organizations, to improve our technologies, operational efficiency, and customer or end-user experiences. These projects can be time- and resource-consuming and expensive, may experience significant delays, and ultimately may not result in the enhancements, improvements, or efficiencies we expected or forecasted at the outset. Any significant cost overruns, delays, or failures of critical technology projects could have a material adverse effect on our reputation, business, results of operations, or financial condition.

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

We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, fire, power outages, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, pandemic or outbreak of epidemic disease, and other similar events, and our business continuity and disaster recovery planning may not be sufficient for all situations. For example, in response to the pandemic in March 2020, we shifted to having most of our team members work remotely, with team members remotely accessing our secure networks through their home networks. Many of our employees, depending on their role and job functions, continue to work remotely on a hybrid basis and some on a full-time basis, and our security protocols for remote work may prove to be inadequate to prevent unauthorized access or disruption to information systems. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Prolonged outages in our or third parties’ systems upon which we rely may not have a suitable backup or workaround. Any such disruption could interrupt or delay our ability to provide services to our loan sellers, loan applicants or other customers, counterparties or constituents, and could also impair the ability of third parties to provide critical services to us.

In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems or data. Improper access could expose us to risks of data loss or the unavailability of key systems, reputational damage, increased regulatory scrutiny and/or fines/penalties, fraud, litigation, and liabilities to third parties, and otherwise disrupt our operations. Further discussion is set forth in the risk factor titled “Maintaining information security and complying with data privacy laws and regulations are important to our business and a cybersecurity or data breach, or a violation of data privacy laws, could result in serious harm to our reputation and have a material adverse impact on our business and financial results.”

We may not be able to make technological improvements as quickly as demanded by our loan sellers, borrowers, and customers, which could harm our ability to attract loan sellers, borrowers, and customers, and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including, most recently, solutions powered by artificial intelligence (AI). The effective use of technology increases efficiency and enables financial and lending institutions to better serve clients and reduce costs; however, the use of any emerging technologies, such as those incorporating AI, machine-learning, or algorithmic decision-making, poses an array of risks, both familiar and new. Our future success will depend, in part, upon our ability to address the needs of our loan sellers, borrowers, and customers by using technology, such as mobile and online services, to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in our operations. Our future success in such endeavors will also depend, in part, on our ability to incorporate the use of such technologies thoughtfully and in a legally compliant manner. We may not be able to effectively implement new technology-driven products and services as quickly or as safely as competitors or be successful in marketing these products and services to our loan sellers, borrowers, and customers. Failure to successfully keep pace with technological change affecting the financial services industry, or failure to prudently implement such changes, could harm our ability to attract investors, or loan sellers, borrowers, and customers, and adversely affect our results of operations, financial condition and liquidity.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest-rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities, such as mortgage operations risk, legal and compliance risk, human resources-related risk, climate-related risk, data privacy, cybersecurity and technology-related risk, and financial reporting risk. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified for mitigation, or to identify additional risks to which we may become subject in the future. Expansion of our business activities, including through acquisitions, generally also results in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases. Further discussion is set forth in the risk factor titled “Initiating new business activities or significantly expanding or reorganizing our existing business activities may expose us to new risks, could fail to result in the expected benefits, and could increase our cost of doing business.”

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

Our employees, contractors we use, and other third parties with whom we have relationships may make inadvertent errors, or fall prey to social engineering attacks or other fraud schemes, that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others, or mistakes related to settling payment or funding obligations, including with respect to wire transfers. Although we have policies and procedures in place that seek to mitigate these risks, including risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred financial losses related to such activity. Errors in the implementation of information technology systems, compliance systems and procedures, or other operational systems and procedures could also interrupt our business or subject us to financial losses, claims, or enforcement actions. Errors could also result in the inadvertent disclosure of mortgage-borrower, HEI-customer, or consumer non-public personal information. Inadvertent errors expose us to the risk of material losses. The risk of errors may be greater for business activities that are new for us or have non-standardized terms, for areas of our business that we have rapidly expanded or are in the process of expanding, or for areas of our business that rely on new employees or on third parties with whom we have only recently established relationships. Further discussion is set forth in the risk factors titled “Maintaining information security and complying with data privacy laws and regulations are important to our business and a cybersecurity or data breach, or a violation of data privacy laws, could result in serious harm to our reputation and have a material adverse impact on our business and financial results” and “Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.”

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in governance, inability to achieve environmental-, social-, or governance- (“ESG-”) related aspirations or a failure to accurately report associated metrics, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Lawsuits brought against us (or the resolution of lawsuits brought against us), claims of employee misconduct, claims of wrongful termination, adverse publicity, conflicts of interest, ethical issues, or failure to maintain the security of our information technology systems or to protect personal information could also cause significant reputational damage. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, the ability to recruit and retain human resources, and the ability to access liquidity through borrowing facilities.

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

We currently have significant net deferred tax assets (“DTAs”) primarily resulting from net operating loss (“NOL”) carryforwards, capital loss carryforwards, and tax-deductible goodwill. The DTAs may be available to reduce taxes attributable to potential taxable income in future periods. Total net DTAs, for which a valuation allowance has not been established, were $40 million as of December 31, 2023. Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. To the extent we determine, in accordance with GAAP, that it is not more likely than not that we will be able to realize a deferred tax asset, then we would establish a valuation allowance, which would reduce the value of our DTAs. At December 31, 2023, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. As of December 31, 2023, we continued to believe it was more likely than not that we would realize all of our federal deferred tax assets; therefore, there was no valuation allowance recorded against our net federal DTAs. While we earned positive GAAP income at our TRS in 2023, such income was significantly less than the GAAP losses incurred at our TRS in 2022; therefore, we closely evaluated the realizability of our DTAs and will reassess the need for a valuation allowance, in whole or in part, in connection with subsequent reporting periods. This evaluation will be based on all available evidence, including assumptions concerning future taxable income and capital gains income and our ability to rely on these assumptions considering our earnings in recent periods. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change. If, based on available evidence, we conclude that it is not more likely than not that our DTAs will be realized, then a valuation allowance would be established with corresponding charges to GAAP earnings and book value per share. Such charges could cause a material reduction, up to the full value of our net DTAs (for which a valuation allowance has not previously been established), to our GAAP earnings and book value per share for the quarterly and annual periods in which they are established and could have a material and adverse effect on our business, financial results, or liquidity.

Risks Related to Legislative and Regulatory Matters Affecting our Industry
Changes to the U.S. federal income tax laws could have an adverse impact on the U.S. housing market, mortgage finance markets, and our business.

From time to time, U.S. federal, state, and local governments make substantive changes to income tax laws, rules and regulations impacting the housing market, mortgage finance markets, and/or our business. For example, the Tax Cuts and Jobs Act, which was enacted in 2017, among other things and subject to certain exceptions, reduced for individuals the annual residential mortgage-interest deduction for purchase money mortgage debt, as well as eliminated for individuals the deduction for interest with respect to home equity indebtedness. Changes such as these, or other unknown or unknowable future changes to income tax laws and regulations, could adversely impact home prices, liquidity among mortgage borrowers, borrower delinquencies, market values of mortgages, mortgage-backed securities, HEI, or other housing or mortgage-related assets, origination volumes or our volume of business activity, and other aspects of the markets within which we operate, all of which could negatively impact our business and financial results.

State and/or local rent control or rent stabilization regulations may reduce the value of single-family rental or multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own. As a result, the value of these types of mortgage loans, securities, and other investments may be negatively impacted, which impacts could be material.

Numerous counties and municipalities, including those in which certain of the properties securing single-family rental and multifamily mortgage loans we own, or those underlying the securities or other investments we own, are located, impose rent control or rent stabilization rules on apartment buildings and other rental housing. These ordinances may limit rent increases to fixed percentages, to percentages of increases in the consumer price index, to increases set or approved by a governmental agency, or to increases determined through mediation or binding arbitration. In some jurisdictions, including, for example, New York City, many apartment buildings are subject to rent stabilization and some units are subject to rent control. These regulations, among other things, may limit the ability of single-family rental and multifamily property owners who have borrowed money (including in the form of mortgage debt) to finance their property or properties to raise rents above specified percentages. Any limitations on a borrower’s ability to raise property rents, especially as borrowers face rising or high financing costs, may impair such borrower’s ability to repair or renovate the mortgaged property, make mortgage loan payments or, in the case of a fixed cap on increases, keep pace with a rise in inflation.

Some states, counties and municipalities have imposed or may impose in the future stricter rent control regulations. For example, in 2019, the New York State Senate passed the Housing Stability and Tenant Protection Act of 2019 (the “HSTP Act”), which, among other things, limits the ability of landlords to increase rents in rent stabilized apartments in New York State at the time of lease renewal and after a vacancy. The HSTP Act also limits potential rent increases for major capital improvements and for individual apartment improvements in such rent stabilized apartments. In addition, the HSTP Act permits certain qualified localities in the State of New York to implement the rent stabilization system. In addition, the California State Assembly passed Assembly Bill 1482 (“AB 1482”), which, among other things, will prevent landlords in California from increasing the gross rental rate by more than 5% plus the percentage change in the cost of living in any 12-month period and require landlords to have “just cause” when evicting a tenant that has continuously and lawfully occupied a residential property for 12 months. Such “just cause” may include, among other things, the failure to pay rent, causing damage or destruction to the property, and assigning or subletting the premises in violation of the tenant’s lease. In addition, the Oregon State House passed Senate Bill 608 (“SB 608”), which, among other things, will limit rent increases to 7% each year, in addition to inflation, and would, in most cases, require landlords to provide notice and give a reason for evicting tenants. The HSTP Act, AB 1482 or SB 608, or similar legislative or regulatory actions, may reduce the value of the single-family rental and multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own, that are located in the States of New York, California, Oregon, or elsewhere, that are subject to the applicable rent control regulations. The value of BPL term loans and multifamily mortgage loans, securities, and other investments we own may be negatively impacted by rent control or rent stabilization laws, regulations, or ordinances, which impacts may be material.

We may not be able to obtain or maintain the governmental licenses or registrations required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business, including, for example, our business of acquiring residential mortgage loans and servicing rights and originating business purpose real estate loans or HEI. We seek to maintain the status of being approved to service residential mortgage loans sold to one or both of Freddie Mac and Fannie Mae and failure to maintain our status as an approved servicer with at least one of Freddie Mac or Fannie Mae could harm our business.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential and business purpose mortgage loans in the secondary market, and the origination of business purpose loans or HEI, as well as the securitization of these assets, may, in some circumstances, either now or in the future, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans and certain business purpose mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. In addition, our HEI origination, administration and funding activity may, in some circumstances, either now or in the future, require us to obtain or maintain various state licenses. In addition, initiatives we have completed and may continue to pursue to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – may require us to register as an investment advisor with federal or state regulatory authorities. As a result, we could be delayed in conducting certain business if we were first required to obtain a federal or state license or registration. We cannot assure you that we will be able to obtain or maintain all of the licenses we need or that we would not experience significant delays in obtaining or maintaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring mortgage loans or HEI, and originating business purpose mortgage loans or HEI on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring or originating mortgage loans or HEI may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

For example, under the Dodd-Frank Act, the CFPB also has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, authority to bring an enforcement action against us for failure to comply with regulations promulgated by the CFPB that are applicable to our business. One of the CFPB’s areas of focus has been on whether companies like Redwood take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicers we retain to directly service residential mortgage loans (when we own the associated MSRs) are among our most significant service providers with respect to our residential mortgage banking activities and our failure to take steps to ensure that these sub-servicers are servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the CFPB against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation. Furthermore, failure of sub-servicers who service securitized loans could result in the associated securitization entity being held liable for the sub-servicer’s actions, which could result in losses to us, including as a result of a reduction in the value of mortgage securities issued by such entities that we hold as investments. Further discussion is set forth in the risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEI. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.”

As another example, rules under the HMDA that took effect in January 2018 impose expanded data collection requirements and additional reporting obligations on mortgage lenders and purchasers of residential mortgage loans. The expanded data collection requirements may result in a higher frequency of data errors, which in turn could be perceived by regulators as an indication of inadequate controls and poor compliance processes, and could lead to monetary civil penalties. Additionally, the availability of increased amounts of data may increase regulatory scrutiny of our mortgage loan purchasing patterns or our data security practices. In addition, ECOA, the Fair Housing Act, Fair Credit Reporting Act, and other Federal and state laws and regulations that apply to certain of our investment and business activities, include consumer protections relating to discrimination, abusive and deceptive practices, and other consumer-related matters. To the extent these laws and regulations apply to us, our failure to comply with them, even if not intentional, could give rise to liabilities, fines, and remediation requirements, which could be material. Failure to comply with these laws and regulations could also result from our, or an advisor’s, incorrect conclusion that certain aspects of our investment and business activities—including, for example, HEI-related activities—are not subject to certain laws or regulations.

In addition, we seek to maintain the status of being approved to service residential mortgage loans sold to one or both of Freddie Mac and Fannie Mae. Approved servicers are required to conduct certain aspects of their operations in accordance with applicable policies and guidelines published by Freddie Mac and Fannie Mae. Failure to maintain our status as an approved servicer would mean we would not be able to service mortgage loans for these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims.

With respect to residential mortgage loans we own, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of the CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and financial results.

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s “TRID”, “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. In particular, the CFPB's "qualified mortgage" regulations were in a transition phase that began on March 1, 2021 and ended on October 1, 2022, during which both the current regulations and updated "qualified mortgage" regulations were in effect, which may result in interpretive and implementation questions and challenges. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. The CFPB may revisit whether additional updates should be made to regulations, and any such updates could negatively impact our residential consumer mortgage banking business.

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

In the course of our business, we may take title to real estate or otherwise become direct or indirect owners of real estate, including in the event of foreclosure on mortgage loans, in exercising rights and remedies available to us under HEI we own, and through our participation in an investment fund to acquire workforce housing properties. If we do take title, and when we are a direct or indirect owner, we could be subject to environmental liabilities with respect to the property, including liability to a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs. In addition, we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business and financial results could be materially and adversely affected.

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

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	Compliance with the REIT income and asset rules, or uncertainty about the application of those rules to certain investments, may result in our holding investments in our taxable REIT subsidiaries (where any income they produce is subject to corporate-level taxation) when we would prefer to hold those investments in an entity that is taxed as a REIT (where they generally would not be subject to corporate-level taxation).

•	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.

•	As a REIT, our ability to own non-real estate assets and earn non-real estate related income is limited, and the rules for classifying assets and income are complicated. Our ability to own equity interests in other entities is also limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice and on unfavorable terms in order to maintain our REIT status.

•	We generally use taxable REIT subsidiaries to own non-real estate assets and engage in activities that may give rise to non-real estate related income under the REIT rules. However, our ability to invest in taxable REIT subsidiaries is limited under the REIT rules. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries (and the business and investing activities they conduct) in the future.

•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. We may earn non-cash REIT taxable income due to timing and/or character mismatches between the computation of our income for tax and accounting purposes. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

•	We could be viewed as a “dealer” with respect to certain transactions and become subject to a 100% prohibited transaction tax or other entity-level taxes on income from such transactions.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year (excluding any net capital gains), and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. To maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for such borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. For example, we may be required to accrue interest and discount income on mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Moreover, our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our preferred stock or common stock, and our current and potential future earnings. We cannot assure you that we will have access to capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and per-share trading price of our stock.

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

The failure of mezzanine loans or mortgage loans, MBS, or HEI subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

When we enter into short-term financing arrangements in the form of repurchase agreements, we will sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets (including, for example, mortgage loans, MBS, or HEI). We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of these assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

In addition, we have in the past and may continue in the future to acquire or originate mezzanine loans. Mezzanine loans are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real estate. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We believe that the mezzanine loans that we have treated as real estate assets generally met all of the requirements for reliance on this safe harbor. However, there can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.

Changes in tax rules could adversely affect REITs and could adversely affect the value of our stock.

The rules addressing federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Any future changes in the regulations or tax laws applicable to REITs or to mortgage-related or real estate-related financial products could negatively impact our operations or reduce any competitive advantages we may have relative to non-REIT entities, either of which could reduce the value of our stock.

The application of the tax laws to our business is complicated, and we may not interpret or apply some of the rules and regulations correctly. In addition, we may not make all available elections, which could result in our not being able to fully benefit from available deductions or benefits. Furthermore, the elections, interpretations and applications we do make could be deemed by the IRS to be incorrect and could have adverse impacts on our GAAP earnings and potentially on our REIT status.

The Internal Revenue Code, as well as any rules, regulations, guidance, or procedures promulgated thereunder, may change and/or the interpretation of the code or such rules and regulations by the IRS may change. In circumstances where the application of these rules and regulations affecting our business is not clear, we may have to interpret them and their application to us. We seek the advice of outside tax advisors in arriving at these interpretations, but our interpretations may prove to be wrong, which could have adverse consequences.

Our tax payments and dividend distributions, which are intended to meet the REIT distribution requirements, are based in large part on our estimate of taxable income, which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions, and this could have an adverse effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based on our estimates of taxable income and should our estimates prove to be wrong, we could have to make an adjustment to our tax provisions and this adjustment could be material. To the extent we hold deferred tax assets, changes in the outlook on our ability to fully realize such deferred tax assets may necessitate the recording of a valuation allowance against them with corresponding charges to GAAP earnings and book value per share, and such charges could be material. Further discussion is set forth in the risk factor titled “The future realization of our deferred tax assets is uncertain, and the amount of valuation allowance we may apply against our deferred tax assets may change materially in future periods.”

Our decisions about raising, managing, and distributing our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing (through public or private offerings) other types of securities, such as preferred stock (for example, the issuance Series A preferred stock we completed in January 2023) or corporate debt (for example, the issuance convertible notes and unsecured notes completed in 2022 and 2024). As of December 31, 2023, we had approximately 260.5 million unissued shares of common stock authorized for issuance under our charter (although approximately 76.5 million of these shares were reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, ATM offering program, outstanding convertible notes and exchangeable notes or for potential change-in-control-related conversions of preferred stock). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares authorized under our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we need capital or see opportunities to invest capital. Many of the same factors that could make the pricing for investments in real estate loans, securities, and other housing and mortgage-related assets attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital on terms that are favorable to us, or at all. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, our growth may be limited, we may have to forgo attractive business and investment opportunities, and our general and administrative expenses may increase significantly relative to our capital base. Alternatively, we may need to raise capital on unfavorable terms, which may lead to greater dilution of existing holders of our preferred stock or common stock, higher interest costs, or higher transaction costs.

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

Under the Investment Company Act, an “investment company” (as defined therein) is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are generally exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are not subject to the registration requirements of the Investment Company Act. In order to continue to do so, however, Redwood and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. In order to satisfy an exclusion from being defined as an investment company, other entities, among other things, maintain at least 55% of their assets in certain qualifying real estate assets (the 55% Requirement) and also maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements.

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

If we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief, we could be unable to enforce contracts with third parties, and third parties could seek to obtain rescission of transactions undertaken during the period in which we were deemed to be an unregistered investment company.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our shareholders for their shares in Redwood.

In order to maintain our status as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against the risk of losing our status as a REIT due to concentration of ownership among our shareholders and for other reasons, our charter generally prohibits any single shareholder, or any group of affiliated shareholders, from beneficially owning (as defined in the charter) more than 9.8% of the outstanding shares of any class of our stock, unless our Board of Directors waives or modifies this ownership limit. In addition, our articles supplementary for the Series A preferred stock generally prohibit any person from beneficially owning or constructively owning (as such terms are defined in the articles supplementary) shares of the Series A preferred stock in excess of 9.8% of the outstanding shares of the Series A preferred stock, unless our Board of Directors waives or modifies this ownership limit. These limitations may have the effect of precluding an acquisition of control of us by a third party without the consent of our Board of Directors. Our Board of Directors has granted a limited number of waivers to institutional investors to own shares of our common stock in excess of this 9.8% limit, which waivers are subject to certain terms and conditions. Our Board of Directors may amend these existing waivers to permit additional share ownership or may grant waivers to additional shareholders at any time.

Certain other provisions contained in our charter and bylaws and in the Maryland General Corporation Law (“MGCL”) may have the effect of discouraging a third party from making an acquisition proposal for us and may therefore inhibit a change in control. For example, our charter includes provisions granting our Board of Directors the authority to issue preferred stock from time to time, such as the issuance of Series A preferred stock we completed in January 2023 or future preferred stock transaction(s), and to establish the terms, preferences, and rights of the preferred stock without the approval of our shareholders. Provisions in our charter and the MGCL also restrict our shareholders’ ability to remove directors and fill the resulting vacancies on our Board of Directors, and restrict control share acquisitions. These provisions and others may deter offers to acquire our stock or large blocks of our stock upon terms attractive to our shareholders, thereby limiting the opportunity for shareholders to receive a premium for their shares over then-prevailing market prices.

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

Our earnings, cash flows, book value, and dividends can be volatile and difficult to predict. Investors in our stock should not rely on our estimates, projections, or predictions, or on management’s beliefs about future events. In particular, the sustainability of our earnings and our cash flows will depend on numerous factors, including our level of business and investment activity, our access to debt and equity financing, the returns we earn, the amount and timing of credit losses, prepayments, the expense of running our business, and other factors, including the risk factors described herein. Additionally, our preferred stock has a preference on dividend payment and liquidating distributions that could limit our ability to pay dividends to the holders of our common stock. As a consequence, although we seek to pay regular stock dividends that are sustainable, we may reduce our common stock dividend rate, stop paying dividends to our common stockholders or defer paying dividends to our preferred stockholders, in the future for a variety of reasons. We may not provide public warnings of dividend reductions or deferrals prior to their occurrence. Although we have paid special dividends in the past, we have not paid a special dividend since 2007 and we may not do so in the future. Changes to the amount or form of dividends we distribute may result in a reduction in the value of our stock. In addition, if dividends on any shares of our Series A preferred stock are in arrears for six or more quarterly dividend periods, whether or not consecutive, the number of directors constituting our board of directors will, subject to the maximum number of directors authorized under our bylaws then in effect, be automatically increased by two and the holders of Series A preferred stock will be entitled to vote for the election of those two additional directors at a special meeting of shareholders, and at each subsequent annual meeting of shareholders until all dividends accumulated on the Series A preferred stock for all past dividend periods and the then-current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our stock.

Based on filings of Schedules 13D and 13G with the SEC, we believe that as of December 31, 2023, three institutional shareholders each owned 5% or more of our outstanding common stock (and we believe these shareholders combined owned approximately 37% of our outstanding common stock) and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 75% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our preferred stock or common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors in common stock could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our stock or, to the extent our stock is included in an industry or other broad-based market index and ceases to be so included, it could have an adverse effect on the market price of our stock.

Although, under our charter, shareholders are generally precluded from beneficially owning (as defined in the charter) more than 9.8% of any class of our outstanding stock, and under our articles supplementary for the Series A preferred stock, shareholders are generally precluded from beneficially owning or constructively owning (as such terms are defined in the articles supplementary) more than 9.8% of our outstanding Series A preferred stock, our Board of Directors may amend existing ownership limitation waivers or grant new waivers to shareholders in the future, in each case in a manner which may allow for increases in the concentration of the ownership of our stock held by one or more shareholders.

Future sales of our common stock, preferred stock or other securities, by us or by our officers, directors, or senior employees, may have adverse consequences for investors.

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

At December 31, 2023, our directors and executive officers beneficially owned, in the aggregate, approximately 2% of our common stock. Sales of shares of our stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our stock.

The change-in-control-related conversion rights of our preferred stock may be detrimental to holders of our common stock.

We currently have 2,800,000 shares of Series A preferred stock outstanding, which may be converted into common stock upon the occurrence of limited specified change in control transactions. The rate of any such conversion into common stock would be based on the number of shares of common stock with a value equal to the $25.00 per-share preferred stock liquidation preference, subject to a maximum conversion rate of approximately seven shares of common stock for each share of preferred stock. The conversion of the Series A preferred stock into common stock would dilute stockholder ownership in us, could adversely affect the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities.

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

In the year ended December 31, 2023, we paid approximately $84 million of cash dividends on our common stock, representing cumulative dividends of $0.71 per share. Dividend payments to holders of our Series A preferred stock are due quarterly on the 15th of January, April, July, and October, each in the amount of $1.75 million (or $0.6250 per share of the Series A preferred stock) until the first interest rate reset date (April 15, 2028). Our ability to continue to pay quarterly dividends in the future may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2023. Further, we may consider paying future dividends to common stockholders, if at all, in shares of common stock, in cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends would be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations to common stockholders, which, among other things, could result in dilution to existing common stockholders.

To the extent we determine that future dividends would represent a return of capital to investors or would not be required under applicable REIT tax laws and regulations, rather than the distribution of income, we may determine to discontinue dividend payments on our common stock or Series A preferred stock until such time that dividends would again represent a distribution of income or be required under applicable REIT tax laws and regulations. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our stock, but could also have the effect of reducing the market price of our stock and our ability to raise capital in future securities offerings. In addition, if dividends on any shares of our Series A preferred stock are in arrears for six or more quarterly dividend periods, whether or not consecutive, the number of directors constituting our board of directors will, subject to the maximum number of directors authorized under our bylaws then in effect, be automatically increased by two and the holders of Series A preferred stock will be entitled to vote for the election of those two additional directors at a special meeting of shareholders, and at each subsequent annual meeting of shareholders until all dividends accumulated on the Series A preferred stock for all past dividend periods and the then-current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

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

The market price of our stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

•	The market for similar securities issued by other REITs and other competitors of ours.

•	Changes in the manner that investors and securities analysts who provide marketplace research on us analyze the value of our stock.

•	Changes in recommendations or in estimated financial results published by securities analysts who provide marketplace research on us, our competitors, or our industry.

•	General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, credit performance, and the markets for the types of assets we hold or invest in.

•	Proposals to significantly change the manner in which financial markets, banking, financial institutions and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.

•	Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations (whether due to fraud, undercapitalization, illiquidity or other factors), terrorist attacks, warfare (including between Russia and Ukraine and Israel and Hamas), natural or man-made disasters, the outbreak of pandemic or epidemic disease, or threatened or actual armed conflicts.

Furthermore, these fluctuations do not always relate directly to the financial performance of the companies whose stock prices may be affected. As a result of these and other factors, investors who own our stock could experience a decrease in the value of their investment, including decreases unrelated to our financial results or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBER RISK MANAGEMENT, STRATEGY, AND GOVERNANCE DISCLOSURES

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical information technology (“IT”) systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan and is one aspect of the overall set of policies, procedures and techniques that we employ at the Company to manage risk. Many of the mechanisms for identifying, managing and reporting on cybersecurity risk are integrated into the Company’s broader policies and procedures relating to risk management; however, due to the unique nature of cybersecurity risk, key aspects of our cybersecurity risk management program are intended to function on a stand-alone basis, including to ensure rapid escalation and response to cybersecurity incidents.

Our cybersecurity risk management program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, operations, and our Company’s overall IT environment;

•A team of IT professionals principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) together with our legal/compliance team, our response to cybersecurity incidents;

•Use of third-party service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including, without limitation, periodic penetration testing, network vulnerability and web application scanning, and system monitoring via System Information and Event Management (“SIEM”) or other monitoring tools;

•Employee and contractor trainings on information security awareness, data privacy awareness, and phishing/social engineering mitigation, as well as periodic tabletop exercises involving IT professionals and executive management to review roles and responsibilities and walk through practical aspects of responding to cybersecurity incidents;

•A cybersecurity incident response plan that sets forth guidelines, policies and procedures for identification, escalation, containment, investigation, remediation, recovery, notification, legal compliance and related processes and actions in response to a cybersecurity incident; and

•A risk management process for third-party service providers, suppliers, and vendors, which includes criteria for risk-based categorization of these third parties and policies and procedures relating to assessing their cybersecurity practices prior to engagement and periodic monitoring during the course of engagement.

We design and assess our cybersecurity risk management program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) – i.e., we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business, but our use of the NIST CSF as a guide does not mean that we meet the particular technical standards, specifications, or requirements of all of the NIST CSF.

We have not currently identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or that we believe are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information about cybersecurity risk, refer to Part II, Item 7 of this Annual Report on Form 10-K generally and under the heading “Maintaining cybersecurity and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or a violation of data privacy laws could result in serious harm to our reputation and have a material adverse impact on our business and financial results.”

Cybersecurity Governance

As part of its risk oversight function, our Board, including through delegation to its Audit Committee, regularly receives risk management reporting from various officers of the Company responsible for different risk disciplines, including with respect to cybersecurity and IT risk, and oversees management’s administration of our cybersecurity risk management program. For example, officers within our IT department provide periodic (generally at least once per quarter) reports from management to the Audit Committee related to cybersecurity, our cybersecurity risk management program and related risks, with copies of these reports also provided to our full Board. These reports supplement materials and presentations from outside experts that are also provided to our Board members from time to time as part of the Board’s and Audit Committee’s continuing education on risk oversight topics such as cybersecurity that impact companies in our industry and, more generally, publicly-traded companies. In addition, management provides event-driven updates to the Audit Committee and Board regarding any material cybersecurity incidents and, as appropriate, any incidents with lesser impact potential. Under our cybersecurity incident response plan, our Chief Legal Officer is responsible for escalating to the Audit Committee and Board information regarding any material cybersecurity incident.

Our management team, including officers within our IT department, is responsible for assessing and managing our material risks from cybersecurity threats. Our IT department has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and the external cybersecurity consultants we retain. The officers and employees of the Company who manage our IT function and our cybersecurity risk management program have significant experience, individually and collectively, and key members of our IT department hold industry certifications, including multiple individuals who are Certified Information System Security Professionals (“CISSP”) and Certified Information Systems Auditors (“CISA”). Overall, we believe we have a team of IT professionals skilled in a range of disciplines related to the design and implementation of our cybersecurity program, as well as in assessing security controls and processes and addressing or remediating emerging threats and findings that are identified.

Members of our senior management team supervise our IT function and its efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents. In addition to day-to-day management, our senior management team’s supervision of these efforts includes receiving and responding to briefings from IT personnel, updates on cyberthreat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and notification of significant alerts and reports produced by third parties and security tools deployed in our IT environment.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 21, 2024, our common stock was held by approximately 500 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 49,076. At February 26, 2024, there were 131,577,032 shares of common stock outstanding.
The cash dividends declared on our common stock for each full quarterly period during 2023 and 2022 were as follows:

	Common Dividends Declared
	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2023
Fourth Quarter	12/20/2023	12/28/2023	$0.16	Regular
Third Quarter	9/22/2023	9/29/2023	$0.16	Regular
Second Quarter	6/23/2023	6/30/2023	$0.16	Regular
First Quarter	3/24/2023	3/31/2023	$0.23	Regular
Total			$0.71

Year Ended December 31, 2022
Fourth Quarter	12/20/2022	12/28/2022	$0.23	Regular
Third Quarter	9/23/2022	9/30/2022	$0.23	Regular
Second Quarter	6/23/2022	6/30/2022	$0.23	Regular
First Quarter	3/24/2022	3/31/2022	$0.23	Regular
Total			$0.92
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items, including, for example, GAAP net income, financial condition, REIT taxable income, other non-GAAP measures of profitability and returns, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock; however, holders of shares of our Series A preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. As reported on our Current Report on Form 8-K filed on January 30, 2024, for dividend distributions made in 2023, we expect our common stock dividends paid in 2023 to be characterized for federal income tax purposes as 39% ordinary income (Section 199A), 23% qualified dividends, and 38% return of capital, and we expect our preferred stock dividends paid in 2023 to be characterized as 63% ordinary income and 37% qualified dividends. None of the common stock or preferred stock dividend distributions made in 2023 are expected to be characterized for federal income tax purposes as long-term capital gain dividends.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. Under these repurchase authorizations, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The common stock repurchase authorization replaced the $100 million common stock repurchase authorization approved by the Board of Directors in 2018. These repurchase authorizations have no time limit, may be modified, suspended or discontinued at any time, and do not obligate us to acquire any specific number of shares or securities. During the year ended December 31, 2023, we did not repurchase any of our common stock or preferred stock and repurchased and early retired $81 million of our convertible and exchangeable debt. During the year ended December 31, 2022, we repurchased 7.1 million shares of our common stock for $56 million and repurchased and early retired $32 million of our convertible notes. At December 31, 2023, $101 million of this current total authorization remained available for repurchases of shares of our common stock, $70 million remained available for repurchases of shares of our preferred stock, and we also continued to be authorized to repurchase outstanding debt securities.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2023.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Per Share Data)
October 1, 2023 - October 31, 2023	—	$—	—	$—
November 1, 2023 - November 30, 2023	—	$—	—	$—
December 1, 2023 - December 31, 2023	—	$—	—	$—
Total	—	$—	—	$101,265
Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index, the FTSE NAREIT Mortgage REIT index and the BBG mREIT Index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2018. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year - Cumulative Total Return Comparison
December 31, 2018 through December 31, 2023
Index Value
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
RWT
NAREIT
S&P 500
BBG mREIT Index

	2018	2019	2020	2021	2022	2023
Redwood Trust, Inc.	100	118	68	109	63	77
FTSE NAREIT Mortgage REIT Index	100	121	99	114	84	97
S&P Composite-500 Index	100	131	156	200	164	207
BBG mREIT Index	100	124	96	113	86	98

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
•    Recent Developments
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
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to help make quality housing, whether rented or owned, accessible to all American households.. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential consumer and investor housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking, and Investment Portfolio. In the fourth quarter of 2023, we updated the names of two of our segments: Residential Mortgage Banking was changed to Residential Consumer Mortgage Banking; and Business Purpose Mortgage Banking was changed to Residential Investor Mortgage Banking. No changes were made to the composition of the segments. Our two mortgage banking segments generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans. Our investment portfolio is comprised of investments sourced through our mortgage banking operations as well as investments purchased from third-parties, and generates income primarily from net interest income and asset appreciation.
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

Business Update
Over the past twelve months, as housing activity hit record lows and the banking sector became mired in crisis, we created substantial capital flexibility through reducing recourse leverage and extending the overall tenor of corporate debt maturities. We continued to build relationships with regional banks in response to proposed Basel III bank capital rules, the most significant bank regulatory reform proposal since the Great Financial Crisis. In conjunction, we have repositioned our balance sheet and operations to seek to take advantage of the expected increase in loan volume that will be financed through the private markets, and the institutional capital seeking to access such loans.
In the fourth quarter, we completed five securitizations across our business lines, including three specific to our Investment Portfolio. These three transactions reduced recourse leverage by $200 million and organically unlocked $100 million of capital. In addition, we raised capital through our At-the-Market (“ATM”) equity issuance program with significant participation from institutional investors. To date in the first quarter of 2024, we have been actively deploying this capital at an estimated mid-teens blended return, balanced between our mortgage banking platforms and the retirement of our long-term convertible debt at a discount. We believe current capital deployment opportunities exist with illustrative returns between 15-20% for mortgage banking opportunities, 12-18% for organically retained securities and joint-venture co-investments, 8-10% for opportunistic retirement of our unsecured debt, and 15-20% for opportunistic third-party investments. Our ability to deploy capital expeditiously and at similar levels to where we estimate returns are today are both important factors to realize the earnings accretion potential from the capital raised.
In mid-January 2024 we completed Redwood’s first unsecured corporate debt offering, which carries a 5-year maturity and no conversion feature. Like much of our secured debt, this offering is redeemable prior to its stated maturity. Given the high interest cost of debt available in the current market, the ability to refinance our debt if and when markets improve has potentially significant value. Optimizing and strengthening our capital position will continue to be a priority as we look to continue deepening our relationships with our network of jumbo loan originators and housing investors. With $396 million of unrestricted cash at February 16, 2024, along with $290 million of unencumbered assets and $2.1 billion of excess warehouse capacity at year-end 2023, we have expanded our ability to be opportunistic.
Our strategic reallocation of capital also remains a priority, as we focus on de-emphasizing direct portfolio investing in favor of co-investments in joint venture partnerships with private credit institutions. To date, we have successfully formed one joint venture specific to our residential investor loan production and we continue to work towards establishing others across our business to meet the capital needs of our operating platforms. We expect this strategic shift to carry with it a number of benefits to our shareholders. Firstly, these ventures are formed with capital providers who have long-term, strategic allocations to our core mortgage banking product offerings. Secondly, these joint ventures may create reliable distribution channels with the capacity to enhance our liquidity and pricing, supporting predictable revenues and profitability. Similar to our current joint venture, we would receive recurring fee streams earned in overseeing these joint ventures in addition to our share of the investment returns. These joint ventures help us organically scale our operating platforms at a much faster pace than we could achieve solely with our own capital, given we would represent the minority of total capital they deploy.
With respect to sourcing more residential investor and consumer loans to distribute to current and future joint venture partnerships, we remain optimistic that the prospect of major bank regulatory rule changes, coupled with the financial pressures that many depositories already face, will lead more of these institutions to pair their residential mortgage business with Redwood’s capital. This could in turn support an increase in loan acquisition and origination volumes for our operating platforms. The Basel III regulatory changes proposed last year are likely to take shape in some form, and many banks are beginning to adjust in advance of adoption of final rules. Despite strong profits for many large banks and lobbyist opposition to higher capital rules, many banks still require additional risk capital, or an outside capital partner, to prudently manage the asset-liability exposures that 30-year fixed rate mortgage portfolios pose.
With that in mind, we continue to onboard bank loan sellers, ending the year having secured new or renewed jumbo flow relationships with almost 70 banks. We now estimate that we have connectivity with loan sellers that control 60% of residential jumbo origination volume. Banks accounted for over half of our quarterly residential consumer lock volume in the fourth quarter of 2023. Onboarding new bank loan sellers can be challenging, not only from a workflow perspective, but also due to the cultural shift that working with an outside platform, like Redwood's, often requires. As these valued loan sellers make the transition to working with us, we have the opportunity to demonstrate our expertise, speed to close, customized product solutions, and seamless execution.
As activity with bank loan sellers increases, it is important to note that our commitment to our base of non-bank loan sellers remains steadfast. These institutions are already accustomed to transacting with platforms such as Redwood's. Their capital markets prowess comes as second nature, and they provided steady liquidity to the housing market as many bank lenders stepped back amidst last year’s volatility. The message we emphasize to all of our loan sellers is the same: we will enable you to operate more safely, reliably and efficiently.

To complement our focus on first-lien residential loans, we have continued to invest in our new home equity investment platform, Aspire. Today, home equity remains an attractive market in housing finance, estimated at over $30 trillion. With housing affordability at its lowest level in decades, homeowners continue to look for innovative ways to access the equity in their homes. Since launching Aspire, which leverages our existing loan seller network and infrastructure, we have grown our operating footprint to five states with plans to extend to as many as 15 states in the coming months. Over the last few quarters, we have begun collaborating with our loan sellers to offer our HEI product to their clients. To complement this rollout and the opportunity in home equity broadly, in early 2024 we also launched a program to acquire traditional second lien mortgage products from our seller network, creating a unique, coordinated solution set for them as they service demand for home equity products from their customers.
Our Residential Investor loan platform, CoreVest, is also beginning to benefit from the pullback by banks as they anticipate higher capital requirements. Borrowers who have historically procured funding from banks now actively seek out our platform for solutions. Continuing since the third quarter of 2023, we have been advancing negotiations with several banks on partnership opportunities that would allow us to access their existing pipelines with an eye toward offering our broad product set and deep capital markets experience. Both the pullback from banks as well as various market technicals could create a constructive environment for us to grow Residential Investor loan origination volumes in the year ahead.
We also continue to work closely with Residential Investor borrowers who are experiencing financial stress, particularly within our multifamily bridge portfolio. Two years of rapidly rising rates has resulted in higher debt costs and extended timelines for certain multifamily projects originated in 2021 and the first half of 2022, causing divergence in performance between our single-family and multifamily bridge portfolios. We continue to actively manage this exposure, recasting loans, extending timelines and working with borrowers to bring in fresh capital. This work helps to position their projects, and our portfolio performance, for greater success. These loans are in many cases supported by significant equity, finance housing stock that remains in short supply, and were underwritten within conservative debt yield parameters and rental growth assumptions.
We deliberately curtailed multifamily bridge originations beginning in the third quarter of 2022, and overall exposure to multifamily bridge loans now totals 13% of our total capital. Importantly, the shorter average term of our bridge loans has allowed us to continue recalibrating underwriting assumptions for new projects with the trajectory of interest rates, relegating most of the credit challenges within our portfolio to loans originated 18 to 24 months ago.
As we enter a period of heightened scrutiny for commercial real estate financing, overall, we would note that our business remains focused on residential housing finance, whether engaged in single-family or multifamily residential real estate. Additionally, at December 31, 2023, nearly all of the investments on our balance sheet were marked to market through our GAAP income statement. Therefore, our book value at year-end 2023 reflects, among other fair value changes, accumulated fair value declines on our overall bridge loan portfolio that is not just related to delinquent loans. Additional detail on our bridge loan portfolio, as well as all other aspects of our business and portfolio follows in this Management Discussion and Analysis.

2023 Financial and Operational Overview
This section includes an overview of our 2023 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A. The following table presents selected financial highlights from 2023 and 2022.
Table 1 – Key Financial Results and Metrics

	Years Ended December 31,
(In Thousands, except per Share Data)	2023	2022
Net income (loss) per diluted common share	$(0.11)	$(1.43)
Return on common stockholders' equity	(1)%	(13)%
Book value per share	$8.64	$9.55
Dividends per share	$0.71	$0.92
Economic return on book value (1)	(2)%	(13)%
(1)    Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
We conduct our business in three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking and Investment Portfolio. Following is an overview of key financial and operational results at each of our segments during 2023.
Residential Consumer Mortgage Banking
In line with the rapid rise in benchmark interest rates, mortgage rates continued to increase during much of 2023 to their highest levels since 2008. Mortgage rates hit their peak in October 2023 before moving lower into the end of the year given the decrease in 10-year Treasury yields. As a result of the elevated mortgage rates, transaction volumes for the broader industry remained muted. As estimated by the Mortgage Banker’s Association (“MBA”) Mortgage Finance Forecast, total 1 to 4 family mortgage loan origination volumes were down 27% in 2023 relative to 2022. A combination of low inventory of homes for sale and low incentives for families to relocate or refinance kept the volume of both purchase and refinance mortgage loan originations low, down 16% and 53% year over year, respectively.
While industry volumes were impacted by rates and broader housing market macro factors, additional dynamics ultimately impacted our full year volumes. In particular, fall-out from the regional bank crisis in March 2023 changed the way certain banks approach originating mortgages, a trend which is expected to continue. For years, many banks had elected to own the mortgages that they originated on their balance sheets. As capital and liquidity were stressed for many banks beginning in March 2023, banks were forced to re-evaluate their balance sheets, particularly how they funded the mortgages that they originated. In July 2023, the Board of Governors of the Federal Reserve also released newly proposed risk-based capital rules for the U.S. banking system. While the capital rules are not yet finalized and the timeline for any implementation remains uncertain, these rules are also anticipated to impact banks' liquidity and capital requirements in some form. As a result, banks have sought outlets for their mortgage loan originations beyond their own portfolios and, in the months since the regional banking crisis, we added 68 new or re-established depositories as loan sellers. Much of our lock volume in the second half of 2023 came from these new or re-established depository relationships. As a result of this evolving landscape, we locked $2.8 billion of jumbo loans in the second half of 2023, compared to just $0.7 billion in the first half of the year. Total 2023 jumbo lock volume was $3.5 billion, down from $4.1 billion in 2022.
Given the pick-up in lock activity in the second half of the year, capital markets activity also increased and we priced three securitizations in the second half of 2023, compared to two securitizations in the first half of 2023. We distributed $1.8 billion of loans in 2023, including $1.7 billion through five securitizations and $126 million through whole loan sales. This compared to $4.5 billion of loan distribution activity in 2022, which included $0.7 billion in securitization and $3.8 billion in whole loan sales. A healthy securitization market, combined with successful execution and investor demand in the second half of the year supported our gain on sale margins.

Residential Investor Mortgage Banking
During 2023, our Residential Investor Mortgage Banking segment, through activities at our wholly owned subsidiary, CoreVest, continued to offer residential real estate investors its broad suite of bridge and term loan products against a challenging market backdrop. The higher rate environment, which persisted across much of the year, challenged business plans for borrowers and negatively impacted overall industry volumes. While consumer demand for rental housing remains elevated given constrained housing inventory and low housing affordability, actual funded loan volumes at CoreVest were tempered by the elevated rate environment. We ultimately funded $1.6 billion of loans in 2023, compared to $2.8 billion in 2022. As rates remained elevated throughout 2023, housing investors continued to favor short-term, floating rate bridge loans over locking into longer fixed-rate term loans with stronger prepayment protection features. In 2023, our loan fundings were comprised of 33% term loans and 67% bridge loans. This compared to 39% term loans and 61% bridge loans in 2022.
Within our bridge products, funding by product migrated year over year, particularly as we remained focused on sponsor/borrower selectivity. In 2023, 66% of total bridge fundings supported renovation or construction of residential properties with a primary sponsor strategy of stabilization as opposed to sale (Renovate or Build for Rent, "BFR"), 18% were Single Asset Bridge (“SAB”) loans, 14% financed multifamily properties and 2% were third-party purchased. This compared to 43% for Renovate/BFR, 8% for SAB, 46% for multifamily and 2% for third-party purchased, in 2022. Our acquisition of Riverbend Funding, LLC ("Riverbend"), which closed in 2022, and benefited from its first full year of integration with the CoreVest platform in 2023, largely drove the increase in SAB production year over year. The decline in multifamily bridge production year over year was largely driven by increased selectivity and tighter underwriting on sponsors and loan production. As the higher rate environment persisted in 2023, we continued to adjust our underwriting, including lowering loan-to-value (“LTV”) and loan-to-cost (“LTC”) limits, increasing stabilized debt yield requirements and further stressing the viability of take-out financing for our sponsors.
We continued to successfully distribute loans through multiple channels during the year, distributing $1.5 billion of loans in 2023, compared to $1.3 billion in 2022. Despite the challenging market backdrop, we made progress in growing our distribution efforts through expanding our whole loan buyer base and selling $603 million of whole loans. Additionally, we issued another bespoke private securitization to one investor, backed by $278 million of loans.
Investment Portfolio
At December 31, 2023, Redwood had $3.4 billion of housing credit investments in our Investment Portfolio, compared to $3.7 billion as of year-end 2022 (in each case reflecting our economic interests – see Table 11 that follows for additional details). Of these, 80% were organically created through Redwood’s Residential Consumer and Residential Investor Mortgage Banking platforms, while the remaining 20% were purchased from third-parties.
Our focus during the year was around portfolio efficiency and optimization. To that end, we reduced our exposure in 2023 to non-strategic third-party investments, selling $140 million of such securities (for net gains of $9 million relative to their prior marks) and redeployed the proceeds into our organic investments and mortgage banking operations. Related to portfolio optimization, we completed three securitizations out of our Investment Portfolio (all in the fourth quarter of 2023). These securitizations included our reperforming loan securities, HEI and BPL bridge loans. Combined, these three securitizations reduced recourse leverage and unlocked capital for redeployment. We ended 2023 with 0.9x of secured recourse leverage in our Investment Portfolio. At December 31, 2023, we estimate that our Investment Portfolio had a net discount to par of $2.68 per share, compared to an estimated $4.33 per share of net discount at December 31, 2022.
Spread widening and the selloff in interest rates during most of 2023 continued to impact the fair values of our Investment Portfolio, though we did see some recovery in the fourth quarter as rates moved off of their 2023 highs and spreads tightened. Negative overall fair value changes were concentrated in our BPL bridge loan portfolio, which were partially offset by benefits on interest only and mortgage servicing related investments.
Fundamental credit performance across our residential consumer loan investments remained strong during 2023, and we generally saw declining delinquencies and LTVs, continued seasoning and strong cash flows. 90 day+ delinquencies for our SLST (RPL) investments were 8.4% at December 31, 2023 compared to 12.4% at December 31, 2022. 90 day+ delinquencies for our SEMT investments were 0.2% at December 31, 2023 compared to 0.2% at December 31, 2022. 90 day+ delinquencies for Other Third-Party Securities were 0.6% at December 31, 2023 compared to 0.2% at December 31, 2022.

Our Residential Investor related securities and investments experienced some stress during 2023, with delinquencies on our CAFL securities and bridge loans moving higher during the year as sponsors/borrowers were faced with the challenges of a higher rate environment. Our asset management team was active throughout the year connecting with borrowers well ahead of their loan maturities to assess and work through any pockets of stress. 90 day+ delinquencies for our CAFL term loan securities were 3.7% at December 31, 2023, compared to 1.5% at December 31, 2022, and 90 day+ delinquencies for our bridge loans were 5.1% at December 31, 2023, compared to 2.0% at December 31, 2022, along with higher balances of REO associated with our bridge loans year-over-year.
During the year, we launched our in-house home equity investment (“HEI”) origination platform, Aspire. This effort followed multiple years of investing directly in HEI originated by third-party originators.
RWT Horizons
During 2023, the focus for our RWT Horizons team was on portfolio management. We continued to selectively expand RWT Horizons, our investment initiative focused on early-stage technology companies with business plans focused on innovations that we believe can disrupt the mortgage finance landscape. Through RWT Horizons, we aim to extract value at more points along the mortgage value chain, thereby making us a more meaningful partner to the broad network of market constituents to whom we provide liquidity, and building relationships designed to benefit all parties. Our investments continue to focus on companies that have a direct nexus to our operating platforms and investment portfolio.
In 2023, the extreme volatility that public technology companies saw permeated its way through valuations and the fundraising environment for late-stage companies, and ultimately earlier stage companies as well. At December 31, 2023, we had $25 million of capital committed to RWT Horizons, representing 34 investments across 27 portfolio companies. During 2023, we made 7 investments, representing $1.9 million of commitments; of these, three were follow-on investments in existing RWT Horizons portfolio companies. Additionally, during 2023, RWT Horizons had one portfolio exit and twelve RWT Horizons portfolio companies completed follow-on capital raises, with two of those raises being done at valuations below that of their prior capital raise.

RECENT DEVELOPMENTS
In January 2024, we issued $60 million of 9.125% senior notes due 2029 (the "Notes"). The Notes are senior unsecured obligations of ours and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, beginning on June 1, 2024. The Notes mature on March 1, 2029. We may redeem the notes, in whole or in part, at any time on or after March 1, 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. See Note 25 in Part II, Item 8 of this Annual Report on Form 10-K for additional information on this issuance.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2023, 2022, and 2021. Most tables include "changes" columns that show the amounts by which the year's results are greater or less than the results from the prior year. Unless otherwise specified, references in this section to increases or decreases in 2023 refer to the change in results from 2022 to 2023, and increases or decreases in 2022 refer to the change in results from 2021 to 2022.
Consolidated Results of Operations
The following table presents the components of our net income for the years ended December 31, 2023, 2022, and 2021.
Table 2 – Net Income (Loss)

	Years Ended December 31,			Changes
(In Thousands)	2023	2022	2021	'23/'22	'22/'21
Net Interest Income	$92,943	$155,454	$148,177	$(62,511)	$7,277
Non-interest Income
Mortgage banking activities, net	67,386	(13,659)	235,744	81,045	(249,403)
Investment fair value changes, net	(44,400)	(178,272)	114,624	133,872	(292,896)
HEI income, net	35,117	2,714	13,425	32,403	(10,711)
Other income	12,886	21,204	12,018	(8,318)	9,186
Realized gains, net	1,699	5,334	17,993	(3,635)	(12,659)
Total non-interest income (loss), net	72,688	(162,679)	393,804	235,367	(556,483)
General and administrative expenses	(128,295)	(140,908)	(165,218)	12,613	24,310
Portfolio management costs	(14,571)	(7,951)	(5,758)	(6,620)	(2,193)
Loan acquisition costs	(7,166)	(11,766)	(16,219)	4,600	4,453
Other expenses	(16,238)	(15,590)	(16,695)	(648)	1,105
Net (loss) income before income taxes	(639)	(183,440)	338,091	182,801	(521,531)
(Provision for) benefit from income taxes	(1,635)	19,920	(18,478)	(21,555)	38,398
Net (Loss) Income	(2,274)	(163,520)	319,613	161,246	(483,133)
Other comprehensive income (loss), net	10,911	(59,941)	(4,706)	70,852	(55,235)
Preferred dividends	(6,684)	—	—	(6,684)	—
Total Comprehensive Income (Loss)	$1,953	$(223,461)	$314,907	$225,414	$(538,368)
Net Interest Income
The decrease in net interest income in 2023 was primarily driven by a $43 million decrease from our Investment Portfolio and a $19 million decrease from our Mortgage Banking operations. The decrease in our Investment Portfolio was primarily driven by $13 million of lower yield maintenance income on our CAFL Term securities from slower prepayments in 2023, $10 million of lower accretion income on our AFS securities in 2023 (as calls elevated accretion early in 2022), $12 million of increased interest expense related to HEI (which does not generate interest income but is partially financed with debt), lower net interest income from a lower average balance of securities as we sold non-strategic third-party assets during 2023, and increased interest expense from higher overall financing costs in 2023 as benchmark rates and spreads rose during the year. Additionally, while net interest income on bridge loans increased $20 million in 2023 due to higher average balances year-over-year, we did not recognize $25 million of interest income related to an increase in non-accrual delinquent bridge loans during 2023.
Net interest income from Residential Consumer and Residential Investor Mortgage Banking operations decreased by $11 million and $8 million, respectively, during 2023. These declines were the result of lower average balances of loan inventory and higher financing costs given the rise in benchmark interest rates during the past year. Volume in the residential consumer business was intentionally reduced during 2022 and into the first quarter of 2023, due to the interest rate environment. Given improving market conditions and new opportunities, we increased our quarterly residential consumer loan acquisition volumes beginning in the second quarter of 2023 and see opportunities to further grow acquisitions in the coming quarters in this business.

See the Investment Portfolio and Mortgage Banking sub-sections of the "Results of Operations by Segment” section that follows for additional detail on the composition of, and activity within, our investment portfolio.
Corporate net interest expense remained flat in 2023, as higher interest expense from the issuance of new convertible debt in June 2022 and from our trust preferred securities, which are variable-rate and were impacted by higher benchmark interest rates in 2023, were mostly offset by higher interest income earned on corporate cash, along with a reduction in interest expense related to the repurchase of $81 million of our convertible debt across 2023 - 2027 maturities during 2023 and the repayment of our convertible debt that matured in August 2023.
We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. However, over the past year, continued increases in benchmark interest rates and borrowing spreads negatively impacted our net interest income. While additional increases in the federal funds rate are not currently predicted by many market participants, further increases or widening of borrowing spreads could result in lower net interest income. To the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters may have to be refinanced at higher interest rates, which could cause a reduction in net interest income. Given the high interest cost of debt financing available in the current market, we maintained $290 million of unencumbered assets and $2.1 billion of excess warehouse capacity at December 31, 2023.
Net interest income increased in 2022 from 2021, primarily due to a $26 million increase in net interest income earned in our Investment Portfolio. This increase generally resulted from higher average asset balances in 2022, as we increased our investments in BPL bridge loans and carried a higher average balance of securities retained from Sequoia (residential jumbo loans) and CAFL (BPL term loans) securitizations we completed throughout 2021 and into 2022. Additionally, net interest income from bridge loans benefited as we saw the increase in their coupons outpace increases in financing costs throughout the year, as these are primarily floating rate assets. These increases were partially offset by lower levels of discount accretion on our available-for-sale ("AFS") securities resulting from a significant reduction in prepayments of loans underlying the securitizations in association with a continued rise in interest rates throughout 2022.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The increase in income from mortgage banking activities during 2023 was attributable to an increase of $49 million from our Residential Consumer Mortgage Banking operations and an increase of $32 million from our Residential Investor Mortgage Banking operations. For both mortgage banking segments, while volumes were higher during 2022 as compared to 2023, margins were negative for 2022 overall, as rapidly rising interest rates and widening spreads impacted valuations of our loan inventory.
In the Residential Consumer Mortgage Banking segment, volumes steadily increased from the first through third quarters of 2023, with a modest decrease in the fourth quarter due primarily to seasonal factors. In 2023, lower overall interest rate volatility aided in distribution execution throughout the year and margins were 112 basis points for the full year, slightly above our historical target range of 75 to 100 basis points.
In the Residential Investor Mortgage Banking segment, higher margins from improving execution on term securitizations and sales during 2023 drove the improvement in mortgage banking income during the year, as term spreads tightened more significantly in the first quarter, then stabilized through the end of 2023. The benefit from higher margins was partially offset by lower funding volumes in 2023, as rising interest rates decreased demand for loans and we were more selective with the types of projects we financed in 2023. Going forward, we expect elevated benchmark interest rates will continue to pressure origination volumes, while we continue to see opportunities to refinance our bridge borrowers with term products.
The decrease in income from mortgage banking activities during 2022 was attributable to a $148 million decrease from our Residential Consumer Mortgage Banking operations and a $101 million decrease from our Residential Investor Mortgage Banking operations. The decrease from Residential Consumer Mortgage Banking operations was attributable to lower acquisition volumes as well as decreased margins during 2022, as a sharp increase in mortgage rates during 2022 drove credit spreads wider and contributed to an industry-wide decrease in residential mortgage origination activity. Despite increased volumes during 2022, Residential Investor Mortgage Banking income declined as compared to 2021, as continued market volatility and extreme credit spread widening in 2022 negatively impacted profitability.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our investment portfolio assets that are accounted for under the fair value option and their associated interest rate hedges. During 2023, negative investment fair value changes were primarily driven by reductions in the value of our investments in reperforming loan securities (our investments in consolidated Freddie Mac SLST entities), which were negatively impacted primarily by rising interest rates, as well as reductions in the fair value of our overall BPL bridge loan portfolio, including certain non-performing and modified BPL bridge loans and unrealized losses on certain delinquent term loans.
The negative fair value changes were partially offset by fair value increases in IO securities and interest rate hedges, which benefited from rising interest rates. Fundamental performance of our residential consumer assets within our Investment Portfolio continues to be driven by strong employment data, embedded equity protection and home price appreciation associated with loan seasoning and borrowers motivated to stay current on their low-coupon mortgages.
During the year ended December 31, 2022, negative investment fair value changes reflected extreme levels of credit spread widening across many of our longer-duration, fixed-rate investments, partially offset by fair value increases in our IO securities and interest rate hedges, which benefited from rising interest rates.
Additional detail on our investment fair value changes is included in the “Results of Operations by Segment” section that follows.
HEI Income, net
In 2023, we changed the presentation of our Consolidated Statements of Income (Loss) to include a new line item "HEI income, net" to include all amounts related to our HEI investments that were previously presented within "Investment fair value changes, net." All applicable prior period amounts presented in this document were conformed to this presentation.
In 2023, HEI Income, net increased by $32 million. HEI income is primarily comprised of recurring accretion of the underlying option value of the investments over time based on estimated future home price appreciation and other factors, along with periodic fluctuations in value influenced by changing housing and other market conditions. HEI income in 2023 was primarily driven by this baseline accretion in value, while a smaller portion of the increase in value was driven by actual and projected trends in home prices improving relative to our modeled expectations at the beginning of the year. At the beginning of 2023 we projected negative home price appreciation for most of the year, and actual home price appreciation was positive for 2023 in most regions.
Details on the composition of HEI income, net is included in Note 10 in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income
The decrease in other income for the year primarily resulted from $8 million of lower income on our MSR investments. MSR income was nominally impacted by fair value changes in 2023 given the MSR's reduced sensitivity to rising interest rates during the year, while MSRs benefited significantly in 2022 as the sharp rise in interest rates caused a slowdown in prepayment speeds and was more impactful to valuations.
Details on the composition of other income is included in Note 21 in Part II, Item 8 of this Annual Report on Form 10-K.
Realized Gains, Net
In 2023, we realized net gains of $2 million, primarily resulting from the sales of $54 million of AFS securities, as well as from the repurchase of $81 million of our convertible debt.
In 2022, we realized net gains of $5 million, primarily resulting from calls associated with third-party AFS securities during the first quarter of 2022, as well as $2 million of gains on extinguishment of debt that resulted from the repurchase of $32 million of our convertible debt in the fourth quarter of 2022.
General and Administrative Expenses
Between the fourth quarter of 2022 and the first quarter of 2023, we implemented firm-wide initiatives to rationalize headcount and reduce non-compensation costs, contributing to a net headcount reduction of 26% since September 30, 2022 and reductions to fixed compensation expense of $10 million in 2023. Additionally, non-compensation expenses were reduced by $6 million in 2023. These decreases were partially offset by higher expenses for annual variable compensation associated with improved results year-over-year as well as higher long-term incentive award expense.

The decrease in general and administrative expenses for 2022 primarily resulted from the decrease in variable compensation expense associated with the decrease in earnings from 2021 to 2022. While expenses from long-term incentive awards increased in 2022 from new award grants, the expense for certain awards (PSUs, csDSUs and Cash Performance Awards) decreased approximately $3 million from 2021, due to negative adjustments (decreasing the expense) related to changes in vesting assumptions and decreases in our stock price during the year. These decreases in 2022 were partially offset by a $17 million increase in fixed compensation expense in 2022, primarily attributable to the acquisition of Riverbend in the third quarter of 2022, which added $5 million of costs in 2022, as well as from other ordinary course headcount additions in early 2022 and competitive wage increases for existing employees in 2022. Additionally, during the third and fourth quarters of 2022, we initiated various expense management initiatives, including the restructuring of our Residential Investor Mortgage Banking management team, and incurred $7 million of employee severance and related transition expenses.
Details on the composition of General and administrative expenses are included in Note 22 in Part II, Item 8 of this Annual Report on Form 10-K.
Portfolio Management Costs
These costs are primarily related to sub-servicing costs on our BPL bridge loans and HEIs, as well as costs incurred for the management of specially serviced BPL bridge loans and related workout arrangements. The increases in portfolio management costs in 2023 and 2022, resulted from growth in our investment portfolio during both years, as well as increased costs related to a higher balance of delinquent BPL bridge loans during 2023.
Loan Acquisition Costs
The decrease in loan acquisition costs in 2023 primarily resulted from lower loan origination and acquisition volumes in our mortgage banking segments in 2023, as compared to 2022.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking operations and MSR investments, as well as certain other investment and hedging activities. The tax provision for the year ended December 31, 2023 reflects GAAP income earned at our TRS, resulting primarily from improved mortgage banking results.
The benefit from income taxes in 2022 resulted from GAAP losses at our TRS during the year associated with losses incurred at both our mortgage banking operations.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Other Comprehensive Income (Loss), net
Other comprehensive income in 2023 primarily resulted from net unrealized gains on our AFS securities, as improved market conditions in the second half of 2023, including spread tightening and rates moving off their 2023 highs through the end of the year, benefited valuations.
Other comprehensive loss, net in 2022 was primarily comprised of net unrealized losses on AFS securities, due to spread widening and rising benchmark interest rates.
For additional detail on other comprehensive loss, net, see Note 18 in Part II, Item 8 of this Annual Report on Form 10-K.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2023, 2022, and 2021.
Table 3 – Net Interest Income

	Years Ended December 31,
	2023			2022			2021
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$21,128	$348,942	6.1%	$52,897	$1,256,532	4.2%	$49,779	$1,635,663	3.0%
Residential loans - HFI at Legacy Sequoia (2)	10,313	158,476	6.5%	5,663	205,909	2.8%	4,709	254,830	1.8%
Residential loans - HFI at Sequoia (2)	161,720	3,776,652	4.3%	126,120	3,596,640	3.5%	74,025	1,983,936	3.7%
Residential loans - HFI at Freddie Mac SLST (2)	60,750	1,387,656	4.4%	65,822	1,651,215	4.0%	76,288	2,067,313	3.7%
BPL loans - HFS	14,601	235,180	6.2%	28,915	492,759	5.9%	14,443	294,634	4.9%
BPL loans - HFI	150,218	1,608,067	9.3%	85,345	1,115,981	7.6%	49,145	643,899	7.6%
BPL term loans - HFI at CAFL (2)	166,861	2,871,111	5.8%	214,942	3,049,569	7.0%	201,838	3,404,933	5.9%
BPL bridge loans - HFI at CAFL (2)	50,636	517,844	9.8%	33,279	436,764	7.6%	5,365	76,008	7.1%
Multifamily loans - HFI at Freddie Mac K-Series (2)	18,645	422,053	4.4%	18,938	445,062	4.3%	19,266	486,095	4.0%
Trading securities (3)	12,560	72,486	17.3%	17,446	142,027	12.3%	22,783	146,328	15.6%
AFS securities	8,990	102,874	8.7%	20,262	136,898	14.8%	31,921	129,261	24.7%
Other interest income	48,040	1,001,953	4.8%	38,225	924,629	4.1%	25,364	817,808	3.1%
Total interest income	724,462	12,503,294	5.8%	707,854	13,453,985	5.3%	574,926	11,940,708	4.8%
Interest Expense
Short-term debt facilities	(92,018)	1,143,854	(8.0)%	(69,898)	1,651,503	(4.2)%	(37,714)	1,670,279	(2.3)%
Short-term debt - servicer advance financing	(14,323)	176,921	(8.1)%	(9,570)	234,173	(4.1)%	(4,867)	183,335	(2.7)%
Promissory notes	(1,325)	19,415	(6.8)%	(1,040)	15,376	(6.8)%	—	—	—%
Short-term debt - convertible notes, net	(8,695)	152,537	(5.7)%	(3,835)	72,787	(5.3)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(9,980)	157,487	(6.3)%	(5,207)	204,372	(2.5)%	(3,040)	251,855	(1.2)%
ABS issued - Sequoia (2)	(144,325)	3,578,192	(4.0)%	(111,060)	3,361,050	(3.3)%	(59,949)	1,755,124	(3.4)%
ABS issued - Freddie Mac SLST (2)	(43,652)	1,112,095	(3.9)%	(52,901)	1,373,679	(3.9)%	(64,633)	1,805,744	(3.6)%
ABS issued - Freddie Mac K-Series (2)	(17,110)	389,610	(4.4)%	(17,407)	413,223	(4.2)%	(17,686)	456,353	(3.9)%
ABS issued - CAFL Term (2)	(135,166)	2,555,269	(5.3)%	(167,729)	2,717,897	(6.2)%	(158,548)	3,103,259	(5.1)%
ABS issued - CAFL Bridge (2)	(21,528)	486,928	(4.4)%	(15,915)	397,349	(4.0)%	(1,945)	70,317	(2.8)%
Long-term debt facilities	(95,644)	1,213,764	(7.9)%	(51,456)	1,140,820	(4.5)%	(40,516)	794,144	(5.1)%
Long-term debt - corporate	(47,753)	587,578	(8.1)%	(46,382)	694,991	(6.7)%	(37,851)	651,435	(5.8)%
Total interest expense	(631,519)	11,573,650	(5.5)%	(552,400)	12,277,220	(4.5)%	(426,749)	10,741,845	(4.0)%
Net Interest Income	$92,943			$155,454			$148,177

Footnotes to Table 3
(1)Average balances for residential loans held-for-sale and held-for-investment, business purpose loans held-for-sale and held-for-investment, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for AFS securities, short-term debt, long-term debt and certain ABS issued are calculated based upon amortized historical cost. Average balances for ABS carried at fair value are calculated based upon fair value.
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
(3)We sold nearly all of our subordinate trading securities over the course of 2023 and our remaining trading securities at December 31, 2023 were interest-only securities, which generate a higher cash interest yield. This interest income is generally offset by a decline in fair value (recognized through investment fair value changes, net on our consolidated statements of income) related to the receipt of cash flows each period, resulting in a lower overall economic yield for these investments.

The following table details how net interest income changed on a consolidated basis as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).
Table 4 – Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2023			2022
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$155,454			$148,177
Impact of Changes in Interest Income
Residential loans - HFS	$(38,207)	$6,438	(31,769)	$(11,538)	$14,656	3,118
Residential loans - HFI at Legacy Sequoia	(1,305)	5,955	4,650	(904)	1,858	954
Residential loans - HFI at Sequoia	6,312	29,288	35,600	60,174	(8,079)	52,095
Residential loans - HFI at Freddie Mac SLST	(10,506)	5,434	(5,072)	(15,355)	4,889	(10,466)
BPL loans - HFS	(15,115)	801	(14,314)	9,712	4,760	14,472
BPL loans - HFI	37,632	27,241	64,873	36,033	167	36,200
BPL term loans - HFI at CAFL	(12,578)	(35,503)	(48,081)	(21,065)	34,169	13,104
BPL bridge loans - HFI at CAFL	6,178	11,179	17,357	25,458	2,456	27,914
Multifamily loans - HFI at Freddie Mac K-Series	(979)	686	(293)	(1,626)	1,298	(328)
Trading securities	(8,542)	3,656	(4,886)	(670)	(4,667)	(5,337)
Available-for-sale securities	(5,036)	(6,236)	(11,272)	1,886	(13,545)	(11,659)
Other interest income	3,197	6,618	9,815	3,313	9,548	12,861
Net changes in interest income	(38,949)	55,557	16,608	85,418	47,510	132,928
Impact of Changes in Interest Expense
Short-term debt facilities	21,486	(43,606)	(22,120)	424	(32,608)	(32,184)
Short-term debt - servicer advance financing	2,340	(7,093)	(4,753)	(1,350)	(3,353)	(4,703)
Short-term debt - promissory note	(273)	(12)	(285)	—	(1,040)	(1,040)
Short-term debt - convertible notes, net	(4,202)	(658)	(4,860)	—	(3,835)	(3,835)
ABS issued - Legacy Sequoia	1,195	(5,968)	(4,773)	573	(2,740)	(2,167)
ABS issued - Sequoia	(7,175)	(26,090)	(33,265)	(54,853)	3,742	(51,111)
ABS issued - Freddie Mac SLST	10,074	(825)	9,249	15,465	(3,733)	11,732
ABS issued - Freddie Mac K-Series	995	(698)	297	1,671	(1,392)	279
ABS issued - CAFL Term	10,036	22,527	32,563	19,688	(28,869)	(9,181)
ABS issued - CAFL Bridge	(3,588)	(2,025)	(5,613)	(9,046)	(4,924)	(13,970)
Long-term debt facilities	(3,290)	(40,898)	(44,188)	(17,687)	6,747	(10,940)
Long-term debt - corporate	7,168	(8,539)	(1,371)	(2,546)	(5,985)	(8,531)
Net changes in interest expense	34,766	(113,885)	(79,119)	(47,661)	(77,990)	(125,651)
Net changes in interest income and expense	(4,183)	(58,328)	(62,511)	37,757	(30,480)	7,277
Net Interest Income for the Year Ended			$92,943			$155,454

Net Interest Income by Segment
The following table presents the components of net interest income by segment for the years ended December 31, 2023, 2022, and 2021.
Table 5 – Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2023	2022	2021	'23/'22	'22/'21
Net Interest Income by Segment
Residential Consumer Mortgage Banking	$1,290	$12,467	$21,990	$(11,177)	$(9,523)
Residential Investor Mortgage Banking	2,818	10,633	6,824	(7,815)	3,809
Investment Portfolio	138,605	181,980	155,538	(43,375)	26,442
Corporate/Other	(49,770)	(49,626)	(36,175)	(144)	(13,451)
Net Interest Income	$92,943	$155,454	$148,177	$(62,511)	$7,277

Results of Operations by Segment
Overview
We report on our business using three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Part I, Item 1, and Note 24 in Part II, Item 8 of this Annual Report on Form 10-K.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the years ended December 31, 2023, 2022, and 2021.
Table 6 – Segment Results Summary

	Years Ended December 31,			Changes
(In Thousands)	2023	2022	2021	'23/'22	'22/'21
Segment Contribution from:
Residential Consumer Mortgage Banking	$10,052	$(21,578)	$82,414	$31,630	$(103,992)
Residential Investor Mortgage Banking	(12,575)	(44,285)	38,528	31,710	(82,813)
Investment Portfolio	113,723	(9,131)	293,230	122,854	(302,361)
Corporate/Other	(113,474)	(88,526)	(94,559)	(24,948)	6,033
Net (Loss) Income	$(2,274)	$(163,520)	$319,613	$161,246	$(483,133)
The sections that follow provide further detail on our three business segments and their results of operations for the year ended December 31, 2023.
Corporate/Other
The $25 million increase in net expense from Corporate/Other in 2023 was primarily due to a decrease of $19 million in investment fair value changes, net from positive $16 million in 2022 to negative $3 million in 2023. The negative fair value changes in 2023 were primarily related to certain strategic investments that declined in value over the course of 2023, whereas certain strategic investments increased in value during 2022, as discussed further below. Also contributing to the change was a $5 million increase in general and administrative expenses ("G&A") and a $2 million decrease in other income, which were partially offset by a $2 million benefit recorded in other expense in 2023 resulting from the reversal of a litigation reserve. The increase in G&A was primarily related to higher variable compensation expense associated with improved results year-over-year as well as higher long-term incentive award expense, and the decrease in other income was primarily related to losses from certain of our strategic investments.
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

Residential Consumer Mortgage Banking Segment
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking segment during the years ended December 31, 2023 and 2022.
Table 7 – Loan Inventory for Residential Consumer Mortgage Banking Operations — Activity

	Years Ended December 31,
(In Thousands)	2023	2022
Balance at beginning of period	$628,160	$1,673,236
Acquisitions	2,053,879	3,590,055
Sales	(127,055)	(3,781,560)
Transfers between segments(1)	(1,640,005)	(684,491)
Principal repayments	(30,474)	(93,917)
Changes in fair value, net	26,687	(75,163)
Balance at End of Period	$911,192	$628,160
(1)Represents the fair value of loans transferred from held-for-sale at our Residential Consumer Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP.
During the year ended December 31, 2023, our residential mortgage loan conduit locked $3.49 billion of loans, ($2.59 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), and purchased $2.05 billion of loans. During the year ended December 31, 2023, we distributed $126 million of loans (unpaid principal balance) through whole loan sales and completed five securitizations backed by $1.70 billion of loans (unpaid principal balance). At December 31, 2023, our Residential Consumer Mortgage Banking loan pipeline was comprised of $917 million (principal value) of loans in inventory on our balance sheet and $647 million of loans identified for purchase (locked loans, unadjusted for fallout).
While loan acquisition volumes decreased year-over year, the majority of acquisition volume in 2022 was in the first quarter and related to loans locked in 2021 before interest rates began rising significantly. In response, over the course of 2022, we reduced capital allocated to our Residential Consumer Mortgage Banking segment by 70% and intentionally slowed our acquisitions. As the rise in interest rates began to moderate midway through 2023, we began to allocate capital back into our Residential Consumer Mortgage Banking segment, increasing the allocation from $15 million at the end of the first quarter to $165 million at the end of 2023. Increased loan purchase commitments and acquisition volumes in the second half of 2023 were supported by strong growth in our seller network, which created opportunities to grow both bulk and flow acquisitions including from new or re-commenced relationships with banks. While lock volumes steadily grew over the first three quarters of 2023, we did experience a decline in the fourth quarter driven primarily by seasonal factors.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At December 31, 2023, we had residential warehouse facilities outstanding with four different counterparties, with $1.15 billion of total capacity and $353 million of available capacity. These included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $500 million of total capacity and marginable facilities with $650 million of total capacity. Given the potential for increasing acquisition volumes within this segment, we are currently working on establishing new warehouse facilities and expanding existing facilities to increase our available borrowing capacity to warehouse residential loan inventory.

The following table presents key earnings and operating metrics for our Residential Consumer Mortgage Banking segment for the years ended December 31, 2023, 2022 and 2021.
Table 8 – Residential Consumer Mortgage Banking Earnings Summary and Operating Metrics

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Mortgage banking income (loss), net	$30,148	$(8,815)	$149,141
Operating expenses	(18,437)	(25,577)	(40,950)
(Provision for) benefit from income taxes	(1,659)	12,814	(25,777)
Segment Contribution	$10,052	$(21,578)	$82,414
Loan purchase commitments entered into (loan locks, adjusted for expected fallout)	$2,592,626	$2,751,117	$11,520,508
Residential consumer mortgage banking income presented in the table above is comprised of net interest income from residential loans held-for-sale in inventory and mortgage banking activities, net from this segment. See Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities, net. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
In the preceding Consolidated Results of Operations section, we discussed the major factors impacting the change in net interest income and mortgage banking activities in 2023 and 2022 for this segment. We actively manage our exposure to various market risks that can impact the value of our loan inventory in this segment, and our segment contribution in 2023 benefited from these activities. We evaluate monetary policy, housing trends, and economic data, among other factors, in developing our hedging strategy and we leverage a variety of instruments, including TBAs, rates futures, options and securities as hedges.
Lower operating expenses also contributed to the net segment contribution as we operated with a lower headcount in this segment in 2023 and incurred lower loan acquisition costs, given the decrease in volume year-over-year compared to 2022. As part of our expense management initiatives, we reduced headcount in this segment in the fourth quarter of 2022 and made further headcount reductions in the first quarter of 2023. The decrease in operating expenses in 2022 from 2021 was primarily attributable to lower variable compensation expenses and lower loan acquisition costs, resulting from lower year-over-year earnings and loan acquisition volumes, respectively.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes in 2023 resulted from GAAP income from these operations at our TRS during that period. The benefit from income taxes for 2022 resulted from GAAP losses from these operations at our TRS during that period.

Residential Investor Mortgage Banking Segment
In the second quarter of 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary and, during the third quarter of 2023, we began to sell loans into the joint venture. In accordance with the terms of the joint venture, we will offer to sell certain BPL bridge loans we originate into the joint venture that meet specified criteria at contractually pre-established prices and will administer the joint venture for ongoing fees. We expect we will sell a portion of our BPL bridge loans to the joint venture while continuing to retain a portion in our investment portfolio (including for inclusion in existing or future revolving bridge loan securitizations) or for sale to other third-party investors or additional joint ventures we may establish in the future.
The following table provides the business purpose loan origination activity at Redwood during the years ended December 31, 2023 and 2022.
Table 9 – Business Purpose Loans — Funding Activity

	Year Ended December 31, 2023			Year Ended December 31, 2022
(In Thousands)	BPL Term	BPL Bridge (1)	Total	BPL Term	BPL Bridge (1)	Total
Fair value at beginning of period	$358,791	$5,282	$364,073	$358,309	$—	$358,309
Fundings(2)	525,130	1,189,913	1,715,043	1,101,846	1,736,038	2,837,884
Sales(2)	(453,766)	(120,976)	(574,742)	(415,656)	(77,536)	(493,192)
Transfers between segments, net (3)	(274,043)	(1,039,064)	(1,313,107)	(561,218)	(1,707,084)	(2,268,302)
Principal repayments	(16,580)	(4,052)	(20,632)	(38,564)	(7,749)	(46,313)
Riverbend loans acquired at acquisition	—	—	—	—	59,748	59,748
Changes in fair value, net	4,827	4,788	9,615	(85,926)	1,865	(84,061)
Fair Value at End of Period	$144,359	$35,891	$180,250	$358,791	$5,282	$364,073
(1)We originate BPL bridge loans at our TRS and transfer many of them to our REIT. Origination fees and any fair value changes on these loans prior to transfer or sale are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Loans transferred to our REIT are classified as held-for-investment, with fair value changes subsequent to their transfer generally recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our BPL bridge loans held-for-investment, see the Investment Portfolio section that follows.
(2)Funding and sales for BPL Bridge loans in 2023, includes $17 million related to construction draws on loans sold to our BPL bridge joint venture.
(3)For BPL term loans, amounts represent transfers of loans from held-for-sale at our Residential Investor Mortgage Banking segment to held-for-investment at our Investment Portfolio segment, associated with securitizations we sponsored that we consolidate under GAAP. During the year ended December 31, 2023, we securitized $278 million of BPL term loans through one transaction. BPL Bridge loan amounts represent the transfer of loans originated or acquired by our Residential Investor Mortgage Banking segment at our TRS and transferred to our Investment Portfolio segment at our REIT as described in the preceding footnote. During the year ended December 31, 2023, we securitized approximately $250 million of BPL bridge loans through one transaction that includes a 24-month revolving feature.
Funding volumes were down year-over-year, due partially to rising interest rates and lower industry-wide demand, as well as a result of our increased selectivity on sponsors and construction projects we chose to finance, particularly those focused on multifamily properties, an asset class we began de-emphasizing for bridge originations, given evolving market conditions, beginning in the third quarter of 2022. While origination volumes related to multifamily product declined, origination of single-asset bridge loans increased throughout the year as key sponsors re-entered the market and we were able leverage the Riverbend infrastructure we acquired in 2022, which is focused on this product. We remain focused on originating loans secured by assets with strong fundamentals and business plans with experienced sponsorship teams. Looking ahead, if rates stabilize or move lower, we would expect sustained demand from sponsors, including those seeking fixed-rate bridge loans or term loans with more prepayment flexibility, and will continue to assess our bridge loan portfolio for opportunities to refinance borrowers into term loans. However, if rates experience renewed volatility or stay higher for longer than the market currently expects, our volumes could decline from 2023 levels.

We utilize a combination of capital and loan warehouse facilities to manage our inventory of business purpose loans that we hold for sale. At December 31, 2023, we had eight business purpose warehouse facilities outstanding with six different counterparties, with $2.81 billion of total capacity (used for both BPL term and BPL bridge loans) and $1.71 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
The following table presents an earnings summary for our Residential Investor Mortgage Banking segment for the years ended December 31, 2023, 2022 and 2021.
Table 10 – Residential Investor Mortgage Banking Earnings Summary

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Mortgage banking income	$48,035	$21,765	$116,463
Operating expenses	(62,889)	(79,207)	(69,813)
Benefit from (provision for) income taxes	2,279	13,157	(8,122)
Segment Contribution	$(12,575)	$(44,285)	$38,528
Residential investor mortgage banking income presented in the table above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 20 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities, net), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchase intangibles) for this segment.
The increase in contribution from our Residential Investor Mortgage Banking segment in 2023 from 2022 was attributable to higher mortgage banking income, as discussed in the preceding Consolidated Results of Operations section of this MD&A, as well as lower general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchase intangibles) for this segment. The reduction in general and administrative expenses was primarily related to reductions in headcount at this segment in the fourth quarter of 2022 and first quarter of 2023, as we effected a management transition and aligned expenses with the evolving operating environment. Looking forward, we expect our expense structure to remain dynamic in response to market conditions, whereby we would expect higher variable costs with increasing volumes. Conversely, we would expect to re-assess our expense structure and re-align it accordingly if expectations for volumes or margins remain constrained. Additionally, if we sell a higher portion of our loans into existing or new joint ventures going forward, the timing and character of our income could change, as we may earn less mortgage banking income upfront when loans are sold and earn a higher level of recurring loan administration fees from joint ventures over time.
The decrease in contribution from our Residential Investor Mortgage Banking segment in 2022 from 2021 was attributable to lower mortgage banking income, as discussed in the preceding Consolidated Results of Operations section of this MD&A, as well as higher operating expenses at this segment. The increase in operating expenses was primarily attributable to higher general and administrative expenses in 2022, as ordinary course headcount additions in the first half of the year and the acquisition of Riverbend increased our fixed cost base at this segment. These increases were partially offset by a decrease of $7 million in variable compensation expenses resulting from decreased earnings at the segment in 2022. Additionally, we incurred $7 million of employee severance and transition-related expenses at this segment in the second half of 2022, associated with expense management initiatives including the reorganization of the business unit's management structure.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit for income taxes in 2023 and 2022 resulted from GAAP losses from these operations at our TRS during those periods.

Investment Portfolio Segment
The following table presents details of our Investment Portfolio at December 31, 2023 and December 31, 2022 organized by investments organically created through our mortgage banking segments and acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL Term, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 11 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	December 31, 2023	December 31, 2022
Organic Residential Investments
Residential loans at Redwood (1)	$—	$152,621
Residential securities at Redwood	110,056	103,089
Residential securities at consolidated Sequoia entities (2)	204,830	219,299
Other investments (3)	47,239	48,972
Organic Business Purpose Investments
BPL Bridge loans	2,068,323	2,023,529
BPL securities at consolidated CAFL Term entities (4)	323,340	303,897
Other investments	—	705
Third-Party Investments
Residential securities at Redwood	5,645	124,567
Residential securities at consolidated Freddie Mac SLST entities (5)	274,175	322,803
Multifamily securities at Redwood	7,101	12,674
Multifamily securities at consolidated Freddie Mac K-Series entities (6)	33,308	31,767
Servicing investments (7)	85,704	90,120
HEI (8)	278,967	283,897
Other investments	5,456	7,081
Total Segment Investments	$3,444,144	$3,725,021
(1)Balance comprised of loans called from Sequoia securitizations.
(2)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $4.64 billion of loans and $4.43 billion of ABS issued associated with these investments at December 31, 2023. We consolidated $3.19 billion of loans and $2.97 billion of ABS issued associated with these investments at December 31, 2022.
(3)Organic residential other investments at December 31, 2023 includes net risk share investments of $22 million, representing $28 million of restricted cash and other assets, net of other liabilities of $6 million.
(4)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.97 billion of loans and $2.65 billion of ABS issued associated with these investments at December 31, 2023. We consolidated $2.94 billion of loans and $2.64 billion of ABS issued associated with these investments at December 31, 2022.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities (excluding our SLST re-securitization). For GAAP purposes, we consolidated $1.36 billion of loans and $1.09 billion of ABS issued associated with these investments at December 31, 2023. We consolidated $1.46 billion of loans and $1.14 billion of ABS issued associated with these investments at December 31, 2022.
(6)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $425 million of loans and $392 million of ABS issued associated with these investments at December 31, 2023. We consolidated $425 million of loans and $393 million of ABS issued associated with these investments at December 31, 2022.
(7)Represents our economic investment in consolidated Servicing Investment entities. At December 31, 2023, for GAAP purposes, we consolidated $257 million of servicing investments and $154 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2022, for GAAP purposes, we consolidated $301 million of servicing investments and $207 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(8)At December 31, 2023, represents HEI owned at Redwood of $245 million and our retained economic investment in securities issued by consolidated HEI securitization entities of $34 million. At December 31, 2022, for GAAP purposes, we consolidated $271 million of HEI and $13 million of ABS issued, as well as other assets and liabilities for the consolidated HEI securitization entity.

The size of our Investment Portfolio decreased during 2023, as we sold non-strategic third-party securities and residential loans and re-deployed the capital primarily into our Residential Consumer Mortgage Banking business. These sales were partially offset by incremental investments in BPL Bridge loans and securities retained from Sequoia and CAFL Term loan securitizations we executed during 2023. The size of the BPL Bridge loan portfolio at December 31, 2023, remained close to flat from December 31, 2022, as new fundings were mostly offset by the $740 million of paydowns in 2023. During 2023, we continued to enhance our overall portfolio financing efficiency through various activities, which included, among others, a co-sponsored rated securitization backed by $205 million (intrinsic value) of HEI, a re-securitization backed by $256 million of RPL securities and a securitization backed by bridge loans with a 24-month revolving feature and up to $250 million of collateral capacity. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the years ended December 31, 2023, 2022 and 2021.
Table 12 – Investment Portfolio Earnings Summary

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Net interest income	$138,605	$181,980	$155,538
Investment fair value changes, net	(42,322)	(193,862)	116,189
HEI Income, net	35,117	2,714	13,425
Other income, net	10,361	18,596	10,021
Realized gains, net	858	3,174	17,993
Operating expenses	(25,950)	(15,682)	(16,074)
Provision for income taxes	(2,946)	(6,051)	(3,862)
Segment Contribution	$113,723	$(9,131)	$293,230
The increase in contribution from this segment in 2023 from 2022, was primarily attributable to smaller negative investment fair value changes and higher HEI income in 2023, as discussed in the preceding Consolidated Results of Operations section of this MD&A. These improvements were partially offset by lower net interest income and lower other income in 2023, each as discussed in the Consolidated Results of Operations section of this MD&A.
The decrease in contribution from this segment in 2022 from 2021, was primarily attributable to negative investment fair value changes, as discussed in the preceding Consolidated Results of Operations section of this MD&A. These decreases were partially offset by higher net interest income and higher other income in 2022, each as discussed in the Consolidated Results of Operations section of this MD&A.
Investment fair value changes, net is primarily comprised of the change in fair value of our portfolio investments (both realized and unrealized) accounted for under the fair value option. See Table 5.6 in Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of investment fair value changes (the difference in amounts in the table above and Table 5.6 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other)
While we began to see improvements in market sentiment during the fourth quarter, reflected by spread tightening and lower rates, challenging market technicals through most of 2023 weighed on valuations of many of our investments for the full year. Additionally, much of the reduction in rates seen late in the fourth quarter of 2023, had subsequently reversed in early 2024 and there is renewed uncertainty around the path and timing of potential interest rate reductions by the Federal Reserve.

Despite the challenging market conditions in 2023, the residential consumer loan investments within our Investment Portfolio continued to exhibit strong fundamental performance, driven by strong employment data, embedded equity protection via loan seasoning and borrowers motivated to stay current on their low-coupon mortgages. The Residential Investor sector overall continues to manage through macro crosswinds that have impacted sponsor sentiment, project timelines and reduced transaction volumes across the industry. In our residential investor (BPL) loan portfolio, we remain focused on the impact that higher short-term interest rates have on sponsors, and have observed an increasing divergence in performance between single-family and multifamily loans, particularly within our BPL bridge loan portfolio. If higher rates persist, this trend may continue given the impact that higher interest rates have had on the valuation of multifamily properties, in contrast to continued upward overall momentum in single-family home prices. Overall, delinquencies across our bridge and term loan portfolios increased over the course of 2023, along with REO balances in the BPL bridge portfolio. We continue to actively manage this exposure, working with borrowers in advance of their loan maturities to assess project plans and ensure they manage towards successful completions and, when necessary, recasting loans, extending maturity dates and working with borrowers to bring in fresh capital.
Other income, net within this segment is primarily comprised of income from our MSR investments, bridge loan extension fees, and risk share investment income. Details on the composition of Other income, net are included in Note 21 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Realized gains, net generally result from sales or calls of AFS securities we own. In 2023, we realized $2 million of gains from calls of AFS securities, which was partially offset by a loss on extinguishment of debt. In 2022, we realized gains of $3 million from calls of AFS securities.
The increase in operating expenses in 2023 from 2022 at this segment was primarily attributable to $7 million of higher portfolio management costs, driven partially by increased sub-servicing fees related to higher average balances of HEI and bridge loans year-over-year, as well as higher costs incurred on our BPL bridge loans in the management of specially serviced assets and workout arrangements. Other expenses also increased $4 million in 2023, primarily related to a higher allocation of income to the third-party investor in our Servicing Investment entities.
We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets as well as from gains or losses from hedges held at the TRS, and for 2023 and 2022 generally reflects positive income earned in those years.

Investments Detail and Activity
This section presents additional details on our investment assets and their activity during 2023 and 2022.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the years ended December 31, 2023 and 2022.
Table 13 – Real Estate Securities Activity by Collateral Type (1)

Year Ended December 31, 2023	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Mezzanine
Beginning fair value	$28,867	$198,934	$12,674	$240,475
Acquisitions	7,883	1,979	—	9,862
Sales	(4,377)	(133,561)	(5,976)	(143,914)
Gains on sales and calls, net	—	1,579	(77)	1,502
Effect of principal payments (2)	(6)	(723)	—	(729)
Change in fair value, net	3,742	16,379	480	20,601
Ending Fair Value (3)	$36,109	$84,587	$7,101	$127,797

Year Ended December 31, 2022	Residential		Multifamily	Total
(In Thousands)	Senior	Subordinate	Mezzanine
Beginning fair value	$21,787	$322,909	$32,715	$377,411
Acquisitions	5,006	10,000	—	15,006
Sales	(14,334)	(14,541)	(2,854)	(31,729)
Gains on sales and calls, net	—	1,914	594	2,508
Effect of principal payments (2)	—	(16,281)	(14,321)	(30,602)
Change in fair value, net	16,408	(105,067)	(3,460)	(92,119)
Ending Fair Value	$28,867	$198,934	$12,674	$240,475
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
(3)At December 31, 2023, $5 million of Senior Securities were used as hedges for our Residential Consumer Mortgage Banking operations. These Real estate securities are included in our Residential Consumer Mortgage Banking segment.
At December 31, 2023, our securities consisted of fixed-rate assets (90%), adjustable-rate assets (9%) and hybrid assets that reset within the next year (1%).

The following table sets forth activity in our real estate securities portfolio for the year ended December 31, 2023 organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Investment Portfolio segment and our Residential Consumer Mortgage Banking segment.
Table 14 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

For the Year Ended December 31, 2023	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$103,089	$219,299	$303,897	$322,803	$31,767	$137,386	$1,118,241
Acquisitions	1,700	52,223	13,938	—	—	8,162	76,023
Sales	(926)	(51,748)	—	—	—	(142,988)	(195,662)
Gains on sales and calls, net	—	—	—	—	—	1,502	1,502
Effect of principal payments (1)	(371)	(8,571)	—	(33,821)	—	(358)	(43,121)
Change in fair value, net	7,140	(774)	5,505	(14,808)	1,541	13,461	12,065
Ending Fair Value(2)	$110,632	$210,429	$323,340	$274,174	$33,308	$17,165	$969,048
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At December 31, 2023, $6 million of Sequoia Securities and $4 million of Other Third-Party Securities were used as hedges for our Residential Consumer Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
At December 31, 2023, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (99%), adjustable-rate assets (1%), and hybrid assets that reset within the next year (<1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable recourse term debt and marginable debt in the form of repurchase (or “repo”) financing. At December 31, 2023, we had: real estate securities with a fair value of $413 million (including securities owned in consolidated Sequoia and CAFL securitization entities) were financed with $125 million of short-term, non-marginable recourse debt and $159 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities; re-performing loan securities with a fair value of $274 million (including securities owned in consolidated securitization entities) were financed with $178 million of non-recourse securitization debt (ABS issued); real estate securities with a fair value of $122 million (including securities owned in consolidated securitization entities) were financed with $83 million of recourse short-term debt incurred through repurchase facilities with three different counterparties; and $52 million of securities were financed with a short-term financing facility. The remaining $108 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at December 31, 2023. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 15 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

December 31, 2023				Weighted Average Values(1)
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90 Day+ Delinquency	3-Month Prepayment Rate	Investment Thickness(2)
(Dollars in Thousands)
Sequoia securities on balance sheet	$31,689	$78,943	$139,649	3.6%	0.2%	4%	4%
Consolidated Sequoia securities	34,026	176,403	234,972	4.1%	0.2%	6%	4%
Total Sequoia Securities	65,715	255,346	374,621	3.9%	0.2%	5%	4%
Consolidated Freddie Mac SLST securities	20,230	253,944	453,177	4.5%	8.4%	4%	28%
Consolidated Freddie Mac K-Series securities	—	33,308	36,468	4.3%	—%	—%	8%
Multifamily securities on balance sheet	11	7,090	7,498	2.9%	—%	0.3%	0.2%
Total Multifamily Securities	11	40,398	43,966	3.1%	—%	0.3%	1%
Consolidated CAFL securities	21,878	301,462	437,248	5.4%	3.7%	6%	14%
Other third-party securities	4,432	5,632	19,377	5.8%	0.6%	4%	2%
Total Securities(3)	$112,266	$856,782	$1,328,389
(1)Weighted averages presented in this table, including delinquencies, are weighted using the notional balance of loans collateralizing each securitization in which we own a security. Prior to December 31, 2023, weighted averages were calculated using the fair value of the securities we owned.
(2)Investment thickness represents the average size of the subordinate securities we own as investments in securitizations, relative to the average overall size of the securitizations. For example, if our investment thickness (of first-loss securities) with respect to a particular securitization is 10%, we have exposure to the first 10% of credit losses resulting from loans underlying that securitization. We generally own first loss positions in Sequoia, RPL and CAFL securities. We own both first loss and mezzanine positions (positions credit enhanced by subordinate securities) in multifamily and other third-party securities.
(3)At December 31, 2023, $6 million of Sequoia Securities and $4 million of Other Third-Party Securities were used as hedges for our Residential Consumer Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During 2023, our residential and Agency multifamily securities portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of our residential investments are supported by substantial home price appreciation and borrower equity in the underlying homes. As previously noted, 90 day+ delinquencies for the BPL term loans underlying our consolidated CAFL securities rose modestly during 2023.
With a weighted average quarter-end carrying value of 64 cents to face value, we estimate our securities portfolio had approximately $2.68 per share of net discount to par at quarter end. We believe continued credit performance in our underlying securities portfolio could contribute to our ability to realize potential upside in book value over time, reversing unrealized losses taken in 2023, which were largely driven by technical spread widening.

BPL Bridge Loans Held-for-Investment
The following table provides the activity of BPL bridge loans held-for-investment at Redwood during the years ended December 31, 2023 and 2022.
Table 16 – BPL Bridge Loans Held-for-Investment - Activity

	Years Ended December 31,
(In Thousands)	2023	2022
Fair value at beginning of period	$2,023,529	$944,606
Sales	(7,460)	(2,280)
Transfers between portfolios (1)	922,903	1,707,084
Transfers to REO	(93,797)	(3,974)
Principal repayments	(739,788)	(615,401)
Changes in fair value, net	(37,064)	(6,506)
Fair Value at End of Period	$2,068,323	$2,023,529
(1)We originate BPL bridge loans at our TRS and transfer a portion of them to our REIT, that we intend to hold for investment. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income (loss).
Our $2.07 billion of BPL bridge loans held-for-investment at December 31, 2023, were comprised of first-lien, interest-only loans with a weighted average coupon of 10.57% and original maturities of six to 36 months. At origination, the weighted average FICO score of sponsors of these loans was 752 and the weighted average LTV ratio of these loans was 63%. At December 31, 2023, of the 2,786 loans in this portfolio, 105 loans with an aggregate fair value of $97 million and an unpaid principal balance of $107 million were greater than 90 days delinquent; of which 82 of these loans with an aggregate fair value of $73 million and an aggregate unpaid principal balance of $84 million were in foreclosure. Additionally, REO associated with bridge loans increased to $88 million at December 31, 2023, from $3 million at December 31, 2022 (resulting from foreclosures on loans with $101 million and $4 million of unpaid principal, respectively).
Changes in the fair value of bridge loans held-for-investment during year ended December 31, 2023, primarily reflect reductions in values for non-accrual bridge loans and certain modified bridge loans. During 2023, $295 million of BPL bridge loans (representing cumulative unpaid principal balance as of December 31, 2023) were subject to modifications that included reductions in interest rates (including, in certain cases, deferrals of interest), among other terms, and in certain cases, combined with infusions of fresh capital from either the existing sponsor or third-party sources. The modifications converted the loans from floating rate to fixed rate and resulted in a weighted average reduction in contractual interest rate (including deferred interest) on these loans of approximately 2.5%. Of these $295 million of modified loans, 86% were contractually current at December 31, 2023, and two loans (14%) were less than 30 days delinquent. While we continue to work proactively with certain sponsors to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our BPL bridge loan portfolio could ultimately result in further decreases in the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. In addition to loans for which we completed these types of modifications, during 2023, we extended the maturities of $232 million of loans (representing cumulative unpaid principal balance as of December 31, 2023). An increase in maturity extensions in the BPL bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a level of maturity extensions are a regular asset management function of these loans, irrespective of market conditions. During 2023, the average length of maturity extensions granted on BPL bridge loans was just under six months.
We generally value delinquent BPL loans at a dollar price that is informed by various market data, including the estimated fair value of the collateral securing a loan, for which we typically receive third-party appraisals, as well as estimated sales costs. The amounts we may ultimately recover through the foreclosure of loans and the sale of the underlying collateral or through alternative strategies, such as through loans sales or discounted payoffs, could vary materially from our estimates and could have a material impact on our earnings in future periods.

We finance our BPL bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable warehouse facilities, and non-recourse securitization debt. At December 31, 2023, we had: $70 million of debt incurred through short-term facilities with two counterparties, which was secured by $93 million of business purpose bridge loans; $922 million of debt incurred through long-term facilities with five different counterparties, which was secured by $1.21 billion of business purpose bridge loans; and $716 million of securitization debt secured by $763 million of business purpose bridge loans and $34 million of restricted cash. At December 31, 2023, the unpaid principal balance of bridge loans financed was $2.14 billion, of which $657 million was financed with recourse, non-marginable facilities, $727 million was financed with non-recourse, non-marginable facilities, and $756 million was financed through non-recourse CAFL bridge securitizations.
The following table provides the composition of BPL bridge loans held-for-investment by product type as of December 31, 2023 and 2022.
Table 17 – BPL Bridge Loans Held-for-Investment - By Product/Strategy Type

	December 31, 2023	December 31, 2022
(In Thousands)
Renovate / Build for rent ("BFR")(1)	$1,045,191	$736,368
Single Asset Bridge ("SAB")(2)	128,434	105,157
Multifamily(3)	866,278	1,055,533
Other	28,420	126,471
Fair Value at End of Period	$2,068,323	$2,023,529
(1)    Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent
(2)    Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
(3)    Includes loans for predominantly light to moderate rehab projects on multifamily properties.
At December 31, 2023, the fair value of our total BPL bridge loans held-for-investment and associated REO represented 98.8% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. The fair value of multifamily loans within this population ($866 million at December 31, 2023) and associated multifamily REO ($88 million at December 31, 2023), represented 97.1% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure.
Residential Loans
During 2022, we called several of our unconsolidated Sequoia securitizations and purchased loans from the associated securitization trusts and held those loans for sale within our Investment Portfolio segment. The following table provides the activity of residential loans held at our investment portfolio during the years ended December 31, 2023 and 2022.
Table 18 – Investment Portfolio Residential Loans - Activity

	Years Ended December 31,
(In Thousands)	2023	2022
Fair value at beginning of period	$152,621	$172,048
Acquisitions	—	102,258
Sales	(134,848)	(48,759)
Transfers between portfolios	(17,330)	—
Principal repayments	(992)	(56,238)
Changes in fair value, net	549	(16,688)
Fair Value at End of Period	$—	$152,621
During the first quarter of 2023, we sold the majority of our remaining residential loans in our Investment Portfolio, and the remaining $17 million were transferred to our Residential Consumer Mortgage Banking segment and were subsequently sold or securitized.

Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the years ended December 31, 2023 and 2022.
Table 19 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Years Ended December 31,
(In Thousands)	2023	2022
Balance at beginning of period	$403,462	$192,740
New/additional investments (2)	136,445	248,218
Settlements	(43,398)	(42,744)
Changes in fair value, net	53,927	5,248
Balance at End of Period	$550,436	$403,462
(1)Our home equity investments presented in this table as of December 31, 2023, included $245 million of HEI owned directly at Redwood and $306 million of HEI owned in our consolidated HEI securitization entity. At December 31, 2023, our economic investment in the consolidated HEI securitization entity was $34 million (for GAAP purposes, we consolidated $306 million of HEI and $222 million of ABS issued, as well as other assets and liabilities for this entity).
(2)Amount for 2023 includes $111 million that was purchased in conjunction with the HEI securitization we co-sponsored in the fourth quarter of 2023. While presented as purchases, since we consolidate the HEI securitization, these HEI were effectively contributed by third-parties into the securitization in exchange for cash and subordinate beneficial interests in the securitization (which we present as other liabilities on our consolidated balance sheets).
During 2023, positive investment fair value changes primarily reflected improvements in actual and forecasted home price appreciation, relative to previously modeled amounts. Additional details on our HEI is included in Note 10 of our Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
We finance a portion of our HEI through a short-term warehouse facility. At December 31, 2023, there was $123 million of debt outstanding on this warehouse facility, secured by $238 million of HEI.

Other Investments
The following table sets forth our other investments activity by significant asset type for the years ended December 31, 2023 and December 31, 2022.
Table 20 – Other Investments - Activity(1)

For the Year Ended December 31, 2023	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing(2)	Other	Total
(In Thousands)
Balance at beginning of period	$269,259	$56,518	$64,456	$705	$390,938
New/additional investments	—	7,650	—	—	7,650
Sales/distribution/repayments	—	(1,940)	—	(385)	(2,325)
Servicer advances (repayments), net	(55,777)	—	—	—	(55,777)
Changes in fair value, net	11,863	(6,121)	(2,212)	(86)	3,444
Other	—	—	—	—	—
Balance at End of Period	$225,345	$56,107	$62,244	$234	$343,930

For the Year Ended December 31, 2022
	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing(2)	Other	Total
(In Thousands)
Balance at beginning of period	$350,923	$35,702	$56,669	$5,935	$449,229
New/additional investments	—	26,875	4,638	—	31,513
Sales/distribution/repayments	—	(17,041)	—	(5,995)	(23,036)
Servicer advances (repayments), net	(70,589)	—	—	—	(70,589)
Changes in fair value, net	(11,075)	10,982	3,358	765	4,030
Other	—	—	(209)	—	(209)
Balance at End of Period	$269,259	$56,518	$64,456	$705	$390,938
(1)Tables include all "Other investments" as presented on our consolidated balance sheets. Strategic Investments presented above are held at Corporate/Other, and the remaining other investments are held in our Investment Portfolio segment.
(2)Our servicing investments are owned through our consolidated Servicing Investment entities. At December 31, 2023, our economic investment in these entities was $86 million (for GAAP purposes, we consolidated $257 million of servicing investments, $154 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). At December 31, 2022, our economic investment in these entities was $90 million (for GAAP purposes, we consolidated $301 million of servicing investments, $207 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
The increase in fair value of our servicing investments in 2023 was primarily driven by slower expected payment speeds associated with the increase in market interest rates during the year, as well as a reduction of associated servicing advances, while the decrease in fair value during 2022 was primarily driven by wider overall credit spreads. We carry certain of our strategic investments (mostly in RWT Horizons) under the fair value option or the measurement alternative under the fair value option. We estimate fair value using both market transactions for the investments as well as internal models, and fair values can experience volatility based on changing market conditions and operating results of the underlying companies we invest in. Changes in fair value for MSRs and excess servicing include a negative fair value change for a reduction in basis from the regular receipt of scheduled cash flows. In 2022, these amounts were more than offset by a positive impact to fair value from a decrease in actual and forecasted prepayment speeds.
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
In December 2023, our Board of Directors declared regular dividends of $0.16 per common share and $0.625 per Series A preferred share for the fourth quarter of 2023, which were paid on December 28, 2023 and January 16, 2024, respectively. At December 31, 2023, our full-year dividend distributions exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
While our minimum REIT dividend requirement is generally 90% of our annual REIT taxable income, we carried a $37 million federal net operating loss carry forward ("NOL") into 2023 at our REIT that affords us the ability to retain REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining NOL amount will carry forward into future years.
The tax basis in assets and liabilities at the REIT was $4.32 billion and $2.82 billion, respectively, at December 31, 2023. The GAAP basis in assets and liabilities at the REIT was $13.04 billion and $11.83 billion, respectively, at December 31, 2023. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.
Our 2023 common stock dividend distributions are expected to be characterized for federal income tax purposes as 39% ordinary dividend income (Section 199A), 23% qualified dividends, and 38% return of capital. Our 2023 Series A preferred dividend distributions are expected to be characterized for federal income tax purposes as 63% ordinary dividend income (Section 199A) and 37% qualified dividends. Under the federal income tax rules applicable to REITs, none of the 2023 dividend distributions, neither common nor Series A preferred, are expected to be characterized as capital gain dividend income. The income or loss generated at our TRS does not directly affect the tax characterization of our 2023 dividends; however, a $22 million dividend paid from our TRS to our REIT in 2023 allowed a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the years ended December 31, 2023, 2022, and 2021, we recorded a tax provision of $2 million, a tax benefit of $20 million and a tax provision of $18 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments. Our TRS effective tax rate in 2023 was approximately 17%.
At December 31, 2023, we reported net deferred tax assets of $40 million. Realization of our deferred tax assets ("DTAs") at December 31, 2023 is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2022, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. While we earned positive GAAP income at our TRS in 2023, it was less than the GAAP losses incurred at our TRS in 2022; therefore, we closely analyzed the realizability of our net deferred tax assets in whole and in part. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
If in a future period, based on available evidence, we conclude that it is not more likely than not that our DTAs will be realized, then a valuation allowance would be established with a corresponding charge to GAAP earnings, which would reduce our book value. Such charges could cause a material reduction, up to the full value of our net DTAs for which a valuation allowance has not previously been established, to our GAAP earnings and book value per share for the quarterly and annual periods in which they are established and could have a material and adverse effect on our financial results.
Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as realization of our state DTAs is dependent on generating sufficient taxable income in the same jurisdictions in which the DTAs exist and we project most of our state DTAs will expire prior to their utilization.
The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2023.
Table 21 - Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15	No
(In Thousands)	Years	Years	Years	Years	Expiration	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$(28,684)	$—	$(8,757)	$(37,441)
Capital loss	(288,791)	(15,788)	—	—	—	(304,579)
Total REIT Loss Carryforwards	$(288,791)	$(15,788)	$(28,684)	$—	$(8,757)	$(342,020)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$—	$(101,506)	$(101,506)
Capital loss	—	(279)	—	—	—	(279)
Total TRS Loss Carryforwards	$—	$(279)	$—	$—	$(101,506)	$(101,785)

California Combined Loss Carryforwards
Net operating loss	$—	$—	$(1,102,239)	$(47,311)	$—	$(1,149,550)
Capital loss	(200,947)	(11,487)	—	—	—	(212,434)
Total California Combined Loss Carryforwards	$(200,947)	$(11,487)	$(1,102,239)	$(47,311)	$—	$(1,361,984)

LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan warehouse facilities, secured term financing facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities, such as the sale and securitization of mortgage loans. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations and manage hedges associated with those activities, to purchase investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, to fund draws on our bridge loan portfolio and other commitments when requested, and to fund our operations.
At December 31, 2023, our total capital was $1.87 billion, consisting of (i) $1.20 billion of equity capital, (ii) $650 million of convertible notes and long-term debt on our consolidated balance sheet ($143 million of convertible debt due in 2024, $157 million of exchangeable debt due in 2025, $211 million of convertible debt due in 2027 and $140 million of trust-preferred securities due in 2037), and (iii) $16 million of promissory notes included in short-term debt.
As of December 31, 2023, our unrestricted cash was $293 million. In January 2024, we issued $60 million of 9.125% senior notes due in 2029 (See Note 25 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on this issuance), and through February 16, 2024, closed two SEMT securitizations in 2024 backed by a total of $800 million of loans, and repurchased $18 million of outstanding convertible debt across our 2024 and 2027 maturities. At February 16, 2024, we had unrestricted cash and cash equivalents of $396 million.
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
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt can be subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional mortgage loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage loan or security being financed, a decline in the value of the underlying property securing the mortgage loan, as determined by an appraisal, broker price opinion, or similar third-party source, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of mortgage loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender).
We also distinguish our debt between recourse and non-recourse, as our non-recourse debt has unique characteristics that differentiate it in important ways from our recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt no creditor or lender has direct or indirect recourse to us (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt.
At December 31, 2023, in aggregate, we had $1.88 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $578 million was marginable and $1.30 billion was non-marginable.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under loan warehouse facilities, securities repurchase facilities, other short- and long-term debt facilities, and other risks relating to our corporate debt and use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Short-and Long-Term Borrowing Facilities" and in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K.

Repurchase Authorization
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. During the year ended December 31, 2023 we did not repurchase any shares of our common stock or preferred stock and repurchased $81 million of our convertible and exchangeable debt. During the year ended December 31, 2022 we repurchased 7.1 million shares of our common stock for $56 million and repurchased $32 million of our convertible notes. At December 31, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock, $70 million remained available for the repurchase of shares of our preferred stock, and we also continued to be authorized to repurchase outstanding debt securities. Like investments we may make, any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above.
Cash Flows and Liquidity for the Year Ended December 31, 2023
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2023, 2022 and 2021, we transferred residential and business purpose loans between held-for-sale and held-for-investment classifications, retained securities from certain SEMT® (Sequoia) securitizations we sponsored and deconsolidated and foreclosed and took title to real estate serving as collateral for defaulted loans, among other activities, which represent significant non-cash transactions that were not included in cash flows from operating, investing and financing activities discussed below.
Cash Flows from Operating Activities
In 2023, our net cash used in operating activities was $2.02 billion. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans, and the origination and sale of our business purpose loans associated with our mortgage banking activities. Loans purchased or originated for our mortgage banking operations are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Additionally, many of these loans are sold into securitizations, which we consolidate under GAAP, and cash inflows from these sales are shown as proceeds from ABS issued within financing activities. Further, loans securitized or transferred into our investment portfolio are reclassified as held-for-investment loans, and any subsequent principal repayments or proceeds from sales of these loans are classified as investing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $1.98 billion of net cash outflows), cash flows from operating activities were negative $39 million in 2023.
Cash Flows from Investing Activities
In 2023, our net cash provided by investing activities was $909 million and primarily resulted from proceeds from principal payments and sales of investments. These amounts were partially offset by cash outflows for new investments, including primarily BPL bridge loans and HEI. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans, securities and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our investment securities and loans as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.

Cash Flows from Financing Activities
In 2023, our net cash provided by financing activities was $1.15 billion. This primarily resulted from $1.59 billion of net borrowings under ABS issued (resulting from the issuance of CAFL® SFR, CAFL® bridge and SEMT® (Sequoia) securitizations), as well as $67 million of net proceeds from the issuance of preferred stock in the first quarter of 2023 and $124 million raised through sales of Redwood common stock under our ATM program in the third and fourth quarters of 2023. These increases in cash were partially offset by $371 million of net paydowns on short-term borrowings, $161 million of net paydowns on long-term debt, and the payment of dividends on our common and preferred equity. The ABS issued was primarily associated with the securitization of residential loans acquired through our Residential Consumer Mortgage Banking operations and the bulk of the remaining ABS issued was used to refinance short- and long-term debt that was financing BPL bridge loans, RPL securities and HEI, whereby we reduced recourse debt and unlocked additional capital to be redeployed into other areas of the business.
During 2023, we declared and paid dividends on our common stock of $0.71 per common share (totaling $88 million) and declared dividends of $2.47917 per preferred share and paid dividends of $1.85417 per preferred share (totaling $5 million) on our preferred stock. On December 7, 2023, the Board of Directors declared a regular dividend of $0.16 per share of common stock for the fourth quarter of 2023, which was paid on December 28, 2023 to shareholders of record on December 20, 2023. Additionally, on December 7, 2023, the Board of Directors declared a regular quarterly dividend of $0.625 per share of preferred stock, which was paid on January 16, 2024 to stockholders of record on December 28, 2023.
In accordance with the terms of our outstanding deferred stock units, cash-settled deferred stock units, restricted stock units and cash-settled restricted stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit, cash-settled deferred stock unit, restricted stock unit and cash-settled restricted stock unit.
Cash Flows and Liquidity for the Year Ended December 31, 2022
Cash Flows from Operating Activities
In 2022, our cash flows from operating activities were negative $139 million. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale, principal payments of loans classified as held-for-sale, as well as the settlement of associated derivatives, cash flows from operating activities were positive $68 million in 2022.
Cash Flows from Investing Activities
In 2022, our net cash provided by investing activities was $214 million and primarily resulted from proceeds from principal payments on investments. These amounts were partially offset by cash outflows for new investments, including primarily BPL bridge loans and HEIs.
Cash Flows from Financing Activities
In 2022, our net cash used in financing activities was $277 million. This primarily resulted from $1.12 billion of net paydowns on short-term borrowings, resulting primarily from a reduction in financed loan inventory at our mortgage banking operations through December 31, 2022, as well as from the payment of our yearly common stock dividends totaling $112 million and $33 million of net repayments under ABS issued (net of proceeds from the issuance of CAFL® SFR, CAFL® bridge and SEMT® ABS securitizations) during the year ended December 31, 2022. These amounts were partially offset by net long-term debt borrowings of $985 million during the year ended December 31, 2022, which included the issuance of $215 million of convertible notes in June 2022, proceeds from a new $150 million facility to finance HEIs completed in the fourth quarter of 2022, incremental borrowings to finance new investments, primarily in BPL bridge loans, and incremental financing on other investments, such as securities. Cash raised through stock issuances under our ATM program of $68 million during the first quarter of 2022 were partially offset by stock repurchases of $56 million during 2022.

Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on our balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following December 31, 2023 include maturing short-term debt, interest payments on debt and ABS issued, payments on operating leases, funding commitments for BPL bridge loans and strategic investments, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following December 31, 2023 include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for BPL bridge loans and strategic investments, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At December 31, 2023, we had commitments to fund up to $542 million of additional advances on existing BPL bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at December 31, 2023, we had $1.71 billion of available warehouse capacity for business purpose loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information on commitments and contingencies as of December 31, 2023 that could impact our liquidity and capital resources, see Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during 2023, extinguished others we deemed under-utilized, and have other such facilities with scheduled maturities during the next twelve months. While there is no assurance of our ability to renew our other facilities maturing in the next year, given current market conditions we expect to extend these in the normal course of business.
One of our subordinate securities financing facilities matures in September 2024. This recourse term borrowing is secured by certain securities we retained from Sequoia securitizations we sponsored. While we will continue to evaluate our alternatives with respect to this maturity, we expect we will be able to refinance these securities utilizing securities repo financing. However, if market interest rates remain elevated, or the underlying securities decline in value, we expect any new financing would increase our borrowing costs for these assets.
Additionally, one series of our convertible notes matures in July 2024. We currently expect to use cash on hand to repay this debt. However, if we choose to issue new corporate capital (for example, unsecured convertible notes, unsecured debt, preferred equity or common equity) and market rates for corporate capital remain elevated, it could negatively impact our future profitability
We expect to meet our obligations coming due in less than one year from December 31, 2023, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, incremental borrowings under existing, new or amended financing arrangements, or through the issuance of equity or debt capital. As of December 31, 2023, we had approximately $290 million of unencumbered assets, and we currently estimate we could generate an incremental $185 million of capital organically through financing of these assets. Our unencumbered assets consist primarily of retained securities from our securitization activities and HEI. Additionally, we are actively engaged in seeking new financing lines and expanded financing capacity for both residential loans and BPL bridge loans.
During 2023, the highest balance of our short-term debt outstanding was $2.03 billion. See Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our short-term debt. See Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our long-term debt.

Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking operations while we aggregate the loans for sale or securitization. These facilities may be designated as short-term or long-term for financial reporting purposes, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility.
At December 31, 2023, we had residential loan warehouse facilities outstanding with four different counterparties, with $1.15 billion of total capacity and $353 million of available capacity. These included non-marginable facilities with $500 million of total capacity and marginable facilities with $650 million of total capacity. At December 31, 2023, we had business purpose loan warehouse facilities outstanding with six different counterparties, with $2.81 billion of total capacity and $1.71 billion of available capacity. All of the Residential Investor financing facilities are non-marginable. We note that several of these facilities used to finance our Residential Investor Mortgage Banking loan inventory are also used to finance bridge loans held in our investment portfolio.
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
Liquidity Needs for our Investment Portfolio
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. Our ABS issued is non-recourse and represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets. Certain of our ABS issued, including that issued through our CAFL Bridge loan securitizations, HEI securitizations, and SLST re-securitization, are subject to optional redemptions and interest rate step-ups. If we choose not to redeem these securitizations, the interest rates will step-up, reducing our net interest income. If we choose to redeem the securities, we will need to secure alternative sources of financing for these assets or utilize available cash. See Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our principles of consolidation and Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our asset-backed securities issued.
Additionally, we have non-recourse debt in the form of non-marginable warehouse facilities to finance a portion of our business purpose bridge loan portfolio. While this debt is non-recourse to Redwood, it does have fixed terms with prepayment options that allows us to refinance this debt or ultimately repay it upon maturity. In addition, our BPL bridge loan joint venture we are invested in, has a dedicated warehouse facility. This warehouse facility is a non-recourse obligation of the joint venture, not of Redwood, and it is non-recourse to Redwood (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"). See Notes 11 and 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information regarding our BPL bridge loan joint venture.
The remainder of the debt we use to finance our investments is recourse debt, including our subordinate securities financing facilities, BPL financing facilities, MSR financing facility, securities repo borrowings and HEI warehouse facility. For securities we have financed, our subordinate securities financing facilities are non-marginable and our repo debt facilities and MSR facility (which also finances certificated MSRs we classify as securities) are marginable. Our BPL financing facilities and HEI warehouse facility are non-marginable. Additionally, our subordinate securities financing facilities are subject to optional redemptions and interest rate step-ups. If we choose not to redeem these borrowings, the interest rates will step-up, reducing our net interest income. If we choose to redeem the securities, we will need to secure alternative sources of financing for these assets or utilize available cash.

Delinquencies on BPL bridge loans that are financed through warehouse facilities increased during 2023, and have been and are expected to continue to be, a required use of our liquidity to the extent the terms of the applicable warehouse facility apply reduced financing advance rates to these loans (“advance rate step-downs”) or these loans become ineligible for financing under the terms of the warehouse facility. Loans pledged on certain of our warehouse facilities while they are performing, that subsequently become delinquent, may become subject to advance rate step downs or repurchase requirements. In the fourth quarter of 2023, we entered into a new warehouse facility specifically for non-performing BPL bridge loans and we added capacity for such loans on existing warehouse lines. While we may have the ability to finance delinquent loans on other facilities with capacity for these types of loans, the advance rates are generally lower and the interest rates are higher. Additionally, our liquidity may be impacted to the extent delinquencies on loans financed through CAFL bridge securitizations were elevated above established thresholds for an extended period, which could trigger adverse changes to certain structural terms of these transactions (such as terms relating to the amortization of the issued securities and the revolving availability of financing under these transactions).
We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. To the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. Further, each of our three recourse subordinate securities financing facilities have interest rate step-up provisions, under which if we do not repay the facilities by certain specified dates, the interest rates on those facilities will increase (see Note 14 and Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further detail on these provisions).
At December 31, 2023, in addition to our ABS issued, our investment portfolio was financed with $963 million of secured recourse debt, of which $130 million was marginable and $832 million was non-marginable, and $552 million of secured non-recourse debt that was non-marginable.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. See Note 14 and Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our unsecured short-term and long-term debt, respectively.
Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential and business purpose mortgage loans and HEI (including those we acquire and/or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock or convertible debt. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and, with respect to recourse debt, guaranteed by Redwood Trust, Inc.
Residential and Business Purpose Loan and HEI Warehouse Facilities. One source of our debt financing is secured borrowings under loan and HEI warehouse facilities. These facilities may be designated as short-term or long-term for financial reporting purposes, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility. Residential consumer loan warehouse facilities were in place with four different financial institution counterparties as of December 31, 2023. In addition, as of December 31, 2023, we had residential investor loan warehouse facilities secured by BPL term loans and BPL bridge loans, in place with six financial institution counterparties. As of December 31, 2023, we also had in place one warehouse facility secured by HEI. Under our residential consumer loan warehouse facilities, we had an aggregate borrowing limit of $1.15 billion at December 31, 2023, under our residential investor loan warehouse facilities we had an aggregate borrowing limit of $2.81 billion at December 31, 2023, and under our HEI warehouse facility we had an aggregate borrowing limit of $150 million at December 31, 2023. However, several of these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Financing for residential consumer or residential investor mortgage loans or HEI is obtained under these facilities by our transfer of mortgage loans or HEI to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans or HEI), and our covenant to reacquire those loans or HEI from the counterparty for the same amount plus a financing charge.

In order to obtain financing for a residential consumer or residential investor loan or HEI under these facilities, the loan or HEI must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, for example, that a loan is not in a delinquent or defaulted status (although certain loan financing facilities may allow a loan to continue to be financed if it becomes delinquent). In addition, under these warehouse facilities, residential consumer or residential investor loans can only be financed for a maximum period (i.e., a dwell time limit), which period may be limited to 364 days for our short-term warehouse facilities, and we may be subject to geographic concentration limits on real estate underlying loans or HEI being financed under the facility. We generally intend to repay the financing of a loan or HEI under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that asset, through the proceeds of other short-term or long-term borrowings, or with other equity or long-term debt capital.
Our warehouse facilities may be marginable or non-marginable. When we refer to non-marginable debt and marginable debt, we are referring to whether such debt is subject to market value-based margin calls on underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage loan or security being financed, a decline in the value of the underlying property securing the mortgage loan, as determined by an appraisal, broker price opinion, or similar third-party source, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of mortgage loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender). See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
Because several of these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to residential or business purpose loans or HEI that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans or HEI become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.
Under our residential consumer and residential investor loan and HEI warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that, if breached or triggered, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain in excess of a specified amount. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy, bond, or obtain a stay of the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”
These residential consumer and residential investor loan and HEI warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

In addition to the residential consumer and residential investor loan and HEI warehouse facilities described above, in the ordinary course of business we may seek to establish additional warehouse facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access short-term financing we need or we may fail to recover the full value of our mortgage loans financed.
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
One financing facility that became eligible to be terminated, at our option, in September 2022, has a final maturity in September 2024, and includes step-ups in the interest rate on amounts outstanding under the facility between October 2022 and September 2024. At December 31, 2023, we had borrowings under this facility totaling $125 million and the fair value of real estate securities pledged as collateral under this long-term debt facility was $175 million and included securities retained from our Sequoia securitizations.
Another financing facility became eligible to be terminated, at our option, in February 2023, has a final maturity in February 2025, and includes step-ups in that interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At December 31, 2023, we had borrowings under this facility totaling $101 million and the fair value of real estate securities pledged as collateral under this long-term debt facility was $125 million and included securities retained from our consolidated CAFL® securitizations.

Another financing facility that became eligible to be terminated, at our option, in June 2023, has a final maturity in June 2026, and includes step-ups in the interest rate on amounts outstanding under the facility increases between June 2024 and June 2026. At December 31, 2023, we had borrowings under this facility totaling $58 million and the fair value of real estate securities pledged as collateral under this long-term debt facility was $113 million and included securities retained from our consolidated CAFL® securitizations.
In addition to the subordinate securities financing facilities described above, in the ordinary course of business we may seek to establish additional long-term securities repurchase facilities that may be of a similar or greater size and may have similar or more restrictive terms.
Similar to the uncommitted warehouse and securities repurchase facilities described herein, under these facilities we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under a facility and such facility being unavailable to use for future financing needs. In particular, outstanding amounts borrowed under a facility could become immediately due and payable if there is a failure to pay any amounts due under such facility, the failure to repurchase the securities by the final maturity date, or upon the insolvency of Redwood, as guarantor. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this subordinate securities financing facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
Financial Covenants Associated With Short-Term Debt and Other Debt Financing
Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.
•Residential Consumer and Residential Investor Loan and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential and business purpose loan and HEI warehouse facilities we have established and, as of December 31, 2023, were in place with several different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2023, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to stockholders’ equity or tangible net worth at Redwood.
•Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2023, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.
•Servicer Advance Financing. As noted above, servicer advance financing consists of non-recourse short-term securitization debt, secured by servicing advances. Financial covenants associated with this financing facility are as follows and at December 31, 2023, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at SA Buyer.
•Maintenance of a minimum dollar amount of cash and cash equivalents at SA Buyer.

As noted above, at December 31, 2023, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at December 31, 2023 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at December 31, 2023 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $4 billion in additional recourse indebtedness.
Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing
•Residential Consumer and Residential Investor Loan and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential consumer and residential investor loan and HEI warehouse facilities we have established and, as of December 31, 2023, were in place with several different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2023, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:
•Under our marginable residential consumer loan warehouse facilities, if at any time the market value of any residential mortgage loan financed under a facility declines (as determined by the creditor), then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under two of our residential consumer loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under two of our residential consumer loan warehouse facilities and our MSR financing facility, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor.
•Under certain non-marginable residential consumer and residential investor loan and HEI warehouse facilities, if the value of the property securing a mortgage loan or HEI financed under a facility declines (as determined by an appraisal, broker price opinion, or home price appreciation index, as applicable), then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans or HEI) with a value equal to the amount of the decline. The conditions precedent to which the creditor may request updated valuation reports varies by agreement, including, for example, based on an agreed schedule, or based on the number of days the loan has been financed under such facility. If we receive any such demand as a result of a margin deficit based on an updated valuation report, we would generally be required to transfer the additional collateral as soon as the same day to within three business days depending on the terms of the agreement. The value of additional residential consumer and residential investor mortgage loans or HEI transferred as additional collateral is determined by the creditor.
•Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2023, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:
•If at any time the market value (as determined by the creditor) of any securities financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day). The value of additional securities transferred as additional collateral is determined by the creditor.

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
Assets and Liabilities Accounted for at Fair Value
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2023, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2022. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility. Below, we provide additional information regarding the critical accounting estimates for these assets and liabilities.
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
Changes in Fair Values of Securities
Our securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. In addition, we invest in securities of certain securitization entities that we are required to consolidate for GAAP reporting purposes and account for under the consolidated financing entity election, as previously described. For trading securities and collateralized financing entities, changes in fair values are recorded in Investment fair value changes, net on our consolidated statements of income (loss) in the period in which the valuation change occurs. For AFS securities, changes in fair value are generally recorded in Accumulated other comprehensive income in our consolidated balance sheets (as discussed further below). Periodic fluctuations in the values of our securities can be caused by changes in the discount rate assumptions used to value the securities, as well as actual and anticipated prepayments, delinquencies, losses and other factors on the loans underlying the securitizations in which we own securities. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.

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
Changes in Fair Values of HEI
HEI are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. Periodic fluctuations in the values of our HEI can be caused by changes in the discount rate assumptions used to value HEI, changes in assumptions regarding future projected home values, changes in assumptions regarding future projected prepayment rates of residential mortgage loans, as well as changes in the rate and magnitude of defaults on the portfolio. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
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
Changes in Values of Real Estate Owned
REO property acquired through, or in lieu of, foreclosure is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated costs to sell). We generally obtain third-party valuations to assist in determining the initial fair value of REO properties, and will obtain updated valuations when we believe market conditions may have meaningfully changed. While third-party valuations offer strong support for estimated values, we may record REO property at different values if, for instance, we believe a property's value differs or if we are willing to sell the property at a lower price. Additionally, estimates of value may not prove to be accurate, and market conditions can also change rapidly, whereby estimated values could decline in subsequent periods. As such, changes in our estimates of the fair value of REO could have a material effect on our reported earnings and financial condition.
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
Changes in Yields for Securities
The yields we project on AFS real estate securities can have a significant effect on the periodic interest income we recognize for financial reporting purposes. Yields can vary as a function of credit results, prepayment rates, interest rates and call assumptions. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to principal balance), or securities are called (or called sooner than expected) the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to principal balance) or securities are not called (or called later than expected), the yield over the remaining life of the security may be adjusted downward.
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
We manage our credit risks by analyzing the extent of the risk we are taking and reviewing whether we believe the appropriate underwriting criteria are met, and we utilize systems and staff to monitor the ongoing credit performance of our loans and securities. To the extent we find the credit risks on specific assets are changing adversely, we may be able to take actions, such as selling the affected investments, to mitigate potential losses. The market may adversely change before we have the ability to sell the affected investment and we may sell below our estimated fair market value. Additionally, we may not always be successful in analyzing risks, reviewing underwriting criteria, foreseeing adverse changes in credit performance or in effectively mitigating future credit losses and the ability to sell an asset may be limited due to the structure of the asset or the absence of a liquid market for the asset.
Residential Consumer and Residential Investor Loans and Securities
Our residential consumer and residential investor loans and securities backed by residential loans are generally secured by real property. Credit losses on residential real estate loans and securities can occur for many reasons, including, but not limited to: poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers (including, for example, for hazard insurance covering their property); declines in the value of real estate; natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, if the U.S. economy or the housing market were to deteriorate (and that deteriorating was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
Credit losses on residential investor real estate loans and securities can occur for many of the reasons noted above for residential consumer real estate loans and securities. Moreover, these types of real estate loans and securities may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Residential investor real estate loans and securities are particularly sensitive to conditions in the rental housing market, including declining or delinquent rents, the level of operating expenses required to maintain properties, and to demand for rental residential properties, as well as changes in the financial wherewithal of the borrower.
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

We may also own some securities backed by loans that are not prime quality such as re-performing and non-performing loans, Alt-A quality loans, and subprime loans, that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower credit-quality loans to have higher rates of delinquency and loss, and to have increased levels of credit losses relative to prime-quality loans. In addition, we may invest in riskier loan types with the potential for higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns given pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.
Additionally, we may own from time to time residential mortgage credit risk transfer (or "CRT") securities issued by Fannie Mae and Freddie Mac ("the Agencies"), for which we assume credit risk both on the residential loans that the securities reference, as well as corporate credit risk from the Agencies, as our investments in the securities are not secured by the reference loans.
Multifamily Loans and Securities
Multifamily loans we may acquire, invest in, or originate are generally secured by real property. The multifamily securities we invest in are primarily subordinate positions in securitizations sponsored by Freddie Mac that are comprised of loans collateralized by multifamily properties. We also own and may continue to invest in other third-party sponsored multifamily mortgage-backed securities. Credit losses on these real estate loans and securities can occur for many of the same reasons noted above for residential consumer and residential investor real estate loans, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; declining rents on single and multifamily residential rental properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; increases in operating cost (including, for example, increases in the cost of insurance); and changes in legal protections for lenders. In addition, if the U.S. economy were to deteriorate (and that deteriorating was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated. Moreover, the principal balance of multifamily loans are generally significantly larger than the residential consumer and residential investor real estate loans we own.
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
Interest Rate Risk
Changes in the level of interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and derivative financial instruments and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be adversely affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.”
We invest in securities, residential loans, business purpose loans, multifamily loans, and other mortgage- or housing-related assets, which all expose us to interest rate risk. Additionally, we acquire and originate residential consumer and residential investor loans and HEI using secured debt financing and we generally then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase or originate the loans or HEI with the intention of selling or securitizing them through to the future date when we ultimately sell or securitize them.
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
Prepayment Risk
Prepayment risks exist in many of the assets and liabilities on our consolidated balance sheets. In general, discount securities and loans benefit from faster prepayment rates on the underlying real estate loans while premium securities and loans (such as certain IOs we own), and mortgage servicing assets benefit from slower prepayments on the underlying loans. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity.”
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
Inflation Risk
Virtually all of our consolidated assets and liabilities are financial in nature. Realized and expected inflation can have a material impact on interest rates, the economy, consumer behavior, financial market conditions and other conditions which could lead to adverse changes to our financial instruments and can lead to lower returns on our investments than originally anticipated.

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
We acquire or originate residential consumer and residential investor loans and HEI and then hold, sell or securitize them as part of our mortgage banking operations. Changes in the fair value of the loans or HEI, once sold or securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans or HEI are typically funded with short-term debt before they are sold or securitized) may impact our liquidity. We would be exposed to liquidity risk to the extent the values of these loans or HEI decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital, in addition to amounts required by our financing counterparties.
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
Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, our borrowing facilities are generally uncommitted, meaning that each time we request a new borrowing under a facility the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity, and/or a minimum amount of liquid assets and/or a maximum amount of recourse debt to equity), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a credit facility if an event of default or similar event occurs under another credit facility). For additional details, refer to Part II, Item 7 of this Annual Report on Form 10-K and see the discussion titled “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.
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
Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2023. The table presents principal cash flows and related average interest rates for material interest rate sensitive assets and liabilities by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2023, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2023
(Dollars in Thousands)		2024	2025	2026	2027	2028	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (1)
Residential Loans - HFS (2)
Adjustable Rate	Principal	$38	$—	$—	$—	$—	$—	$38	$28
	Interest Rate	7.63%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	916,090	—	—	—	—	—	916,090	910,482
	Interest Rate	6.25%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	749	—	—	—	—	—	749	682
	Interest Rate	6.50%	N/A	N/A	N/A	N/A	N/A
Residential Loans - HFI at Sequoia
Adjustable Rate	Principal	36,090	28,219	24,929	22,442	19,175	25,198	156,053	139,739
	Interest Rate	5.62%	4.59%	4.26%	4.21%	4.08%	4.08%
Fixed Rate	Principal	497,729	450,004	407,494	369,553	336,101	3,181,979	5,242,860	4,640,464
	Interest Rate	4.12%	4.12%	4.12%	4.13%	4.13%	4.13%
Residential Loans - HFI at Freddie Mac SLST
Fixed Rate	Principal	122,097	119,274	111,324	104,029	97,140	1,061,110	1,614,974	1,359,242
	Interest Rate	4.00%	4.17%	4.16%	4.15%	4.14%	4.14%
Business Purpose Loans - HFS (2)
Fixed Rate	Principal	187,886	—	—	—	—	—	187,886	180,250
	Interest Rate	7.50%	N/A	N/A	N/A	N/A	N/A
BPL Term Loans - HFI at CAFL
Fixed Rate	Principal	44,278	46,703	49,260	51,958	54,804	2,947,128	3,194,131	2,971,725
	Interest Rate	5.34%	5.34%	5.34%	5.34%	5.34%	5.34%
BPL Bridge Loans - HFI at Redwood
Adjustable Rate	Principal	467,014	552,541	—	—	—	—	1,019,555	1,010,289
	Interest Rate	11.59%	10.52%	N/A	N/A	N/A	N/A
Fixed Rate	Principal	167,010	138,719	—	—	—	—	305,729	295,438
	Interest Rate	8.82%	8.04%	N/A	N/A	N/A	N/A
BPL Bridge Loans - HFI at CAFL
Adjustable Rate	Principal	386,231	177,677	6,418	—	—	—	570,326	574,871
	Interest Rate	11.44%	10.78%	10.09%	N/A	N/A	N/A
Fixed Rate	Principal	178,168	8,080	—	—	—	—	186,248	187,725
	Interest Rate	9.58%	10.11%	N/A	N/A	N/A	N/A
Multifamily Loans - HFI at Freddie Mac K-Series
Fixed Rate	Principal	8,638	430,230	—	—	—	—	438,868	425,285
	Interest Rate	4.22%	3.55%	N/A	N/A	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2023
(Dollars in Thousands)		2024	2025	2026	2027	2028	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (continued)
Residential Senior Securities
Fixed Rate (3)	Principal	$—	$—	$—	$—	$—	$—	$—	$36,109
	Interest Rate	0.14%	0.14%	0.14%	0.14%	0.14%	0.14%
Residential Subordinate Securities
Fixed Rate	Principal	430	412	336	185	163	138,912	140,438	79,021
	Interest Rate	3.61%	3.67%	3.67%	3.68%	3.77%	4.65%
Hybrid	Principal	327	295	282	267	248	5,745	7,164	5,566
	Interest Rate	3.13%	2.44%	2.23%	2.27%	3.26%	2.82%
Multifamily Securities
Adjustable Rate	Principal	4,498	—	—	—	—	3,000	7,498	7,101
	Interest Rate	7.16%	6.91%	6.55%	6.53%	6.63%	6.80%
Interest Rate Sensitive Liabilities
Asset-Backed Securities Issued
Sequoia Entities
Adjustable Rate	Principal	32,500	25,570	21,513	18,621	15,784	37,118	151,106	138,530
	Interest Rate	5.54%	4.19%	4.28%	3.73%	3.63%	2.76%
Fixed Rate	Principal	488,488	439,844	396,113	358,220	325,892	2,991,983	5,000,540	4,430,130
	Interest Rate	3.74%	3.74%	3.74%	3.73%	3.73%	3.73%
Freddie Mac SLST Entities
Fixed Rate	Principal	129,939	123,965	179,779	73,823	436,210	384,941	1,328,657	1,265,777
	Interest Rate	3.78%	3.79%	3.80%	2.72%	2.72%	2.72%
Freddie Mac K-Series Entities
Fixed Rate	Principal	8,638	393,762	—	—	—	—	402,400	391,977
	Interest Rate	2.72%	2.30%	N/A	N/A	N/A	N/A
CAFL Entities (4)
Fixed Rate	Principal	297,614	323,164	495,751	298,737	296,533	1,761,026	3,472,825	3,362,978
	Interest Rate	3.73%	3.85%	3.92%	3.72%	3.37%	3.37%
HEI Entities
Fixed Rate	Principal	53,823	49,707	46,938	37,101	18,542	27,020	233,131	222,488
	Interest Rate	5.65%	5.71%	9.86%	5.81%	3.62%	3.62%

Short-Term Debt	Principal	1,416,510	—	—	—	—	—	1,416,510	1,414,644
	Interest Rate	7.61%	N/A	N/A	N/A	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2023
(Dollars in Thousands)		2024	2025	2026	2027	2028	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Liabilities (continued)
Long-Term Debt
Convertible Notes	Principal	$142,977	$156,666	$—	$210,910	$—	$—	$510,553	$488,341
	Interest Rate	6.54%	6.90%	7.75%	7.75%	N/A	N/A
Trust Preferred Securities and Subordinated Notes
	Principal	—	—	—	—	—	139,500	139,500	92,070
	Interest Rate	7.18%	5.82%	5.55%	5.60%	5.69%	5.95%
Other Long-Term Debt	Principal	—	1,115,627	66,967	—	—	—	1,182,594	1,177,287
	Interest Rate	6.62%	6.62%	5.28%	N/A	N/A	N/A
Interest Rate Agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	—	—	—	—	50,000	50,000	1,742
	Receive Strike Rate	4.44%	3.26%	3.05%	3.11%	3.20%	3.34%
	Pay Strike Rate	3.11%	3.11%	3.11%	3.11%	3.11%	3.11%
(1)    For the key assumptions and sensitivity analysis for assets retained from securitizations that we deconsolidated, refer to Note 4 in Part II, Item 8 of this Annual Report.
(2)    As we generally expect our loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2024.
(3)    The fair value of fixed-rate senior securities are entirely interest-only securities, for which there is no principal at December 31, 2023.
(4)    Our CAFL entities include three bridge loan securitizations with a cumulative outstanding ABS issued balance of $715 million at December 31, 2023. Two of the securitizations have revolving features that end in 2024 and have final maturities in 2029 and one has a revolving feature that ends in 2025 and has a final maturity in 2030. While the table above presents the repayment of this debt in 2029 or 2030 upon their legal maturity, the ABS issued may be paid down earlier based on the actual paydown of collateral included in the securitization at the end of each securitization's respective revolving period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-125 of this Annual Report on Form 10-K and incorporated herein by reference.
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
As of the end of our 2023 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, was effective.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2023, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
The Company's Board of Directors (the "Board") has set May 21, 2024 as the date for the 2024 annual meeting of stockholders. The meeting will be held in-person at 8:30 a.m. (Pacific) in Irvine, California. Stockholders of record as of March 27, 2024 will be entitled to vote at that meeting.
Effective March 1, 2024, the Board has designated Redwood’s Chief Financial Officer, Brooke E. Carillo, to also serve as the Company’s Principal Accounting Officer and assume this role from Collin Cochrane, a Managing Director of the Company who has been designated as the Company’s Principal Accounting Officer through February 29, 2024. Information with respect to Ms. Carillo that is responsive to the disclosure requirements of Items 401(b), (d) and (e) and 404(a) of the SEC’s Regulation S-K has been previously disclosed in the Company’s 2023 annual proxy statement, filed with the SEC on March 31, 2023. Information with respect to Ms. Carillo that is responsive to Item 5.02(c)(3) of Form 8-K has been previously disclosed in: the Form 4 relating to Ms. Carillo filed with the SEC on February 1, 2023; the Company’s 2023 annual proxy statement, filed with the SEC on March 31, 2023; exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2023; and the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023.
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
4.3
Description of Redwood Trust, Inc. 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 4.3, filed on March 1, 2023)

4.4	Form of Preferred Stock Certificate (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.1, filed on January 13, 2023) (No. 001-13759)

4.5
Form of certificate representing the 9.125% Senior Note due 2029 (included as Exhibit A to the Fourth Supplemental Indenture, incorporated by reference to the Registrant's Form 8-A, Exhibit 4.2, filed on January 22, 2024)

4.6
Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

4.7
Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.8
Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.9
Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

4.10
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.11
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.12
Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.13
Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.14
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.15
Third Supplemental Indenture, dated June 25, 2018, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 5.625% Convertible Senior Note due 2024) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.2, filed on June 25, 2018)

4.16
Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc., and Wilmington Trust, National Association, as Trustee, dated as of September 24, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 99.1, filed on September 25, 2019)

4.17
Indenture, dated June 9, 2022, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on June 9, 2022)

4.18
Fourth Supplemental Indenture, dated January 22, 2024, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Registrant's Form 8-A, Exhibit 4.2, filed on January 22, 2024)

9.1
Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2
Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

Exhibit Number	Exhibit
10.1*	Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (February 2024 Form of Award Agreement) (filed herewith)

10.2*	Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (December 2023 and February 2024 Form of Award Agreement) (filed herewith)

10.3*	Form of Cash Settled Restricted Stock Unit Award Agreement under 2014 Incentive Plan (December 2023 Form of Award Agreement) (filed herewith)

10.4*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2023 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 15, 2023)

10.5*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on March 1, 2023)

10.6*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on March 1, 2023)

10.7*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.3, filed on March 1, 2023)

10.8*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.4, filed on March 1, 2023)

10.9*
Form of Cash Settled Performance Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.5, filed on March 1, 2023)

10.10*	Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 26, 2023)

10.11*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2021 Form of Award Agreement for Director Grants) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 7, 2021)

10.12*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on February 26, 2021)

10.13*
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

10.15*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 18, 2020)

10.16*
Form of Performance Award Agreement (Cash – Performance Vesting) under 2014 Incentive Plan (2020 Form) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 7, 2020)

10.17*	Form of Restricted Stock Unit Award Agreement (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Annual 10-K, Exhibit 10.23, filed on March 1, 2019)

10.18*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 17, 2018)

10.19*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 15, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 17, 2019)

Exhibit Number	Exhibit
10.20*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.21*
First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.22*	Second Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 8, 2018)

10.23*

Third Amendment to Amended and Restated Executive Deferred Compensation Plan, effected as of August 25, 2022 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2022)

10.24*	Fourth Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2023)

10.25*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on May 9, 2019)

10.26*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on March 30, 2022)

10.27*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.28*

Eighth Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Christopher J. Abate and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on November 7, 2023)

10.29*

Sixth Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Dashiell I. Robinson and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on November 7, 2023)

10.30*
Eighth Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Andrew P. Stone and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on November 7, 2023)

10.31*
Third Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Brooke E. Carillo and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on November 7, 2023)

10.32*
Third Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Sasha G. Macomber and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.6, filed on November 7, 2023)

10.33*
Second Amended and Restated Employment Agreement, dated as of November 3, 2023, by and between Fred J. Matera and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.7, filed on November 7, 2023)

10.34*	Redwood Trust, Inc. Change in Control Severance Plan, dated November 3, 2020 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 4, 2021)

10.35*	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.36*
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.37*
Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.30, filed on February 28, 2018)

10.38*
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

Exhibit Number	Exhibit
10.39*
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.40
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.41
Third Amendment to Lease, effective as of January 22, 2020, between ARTIS HRA Inverness Point, LP (successor-in-interest to MG-Point, LLC), as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on March 2, 2020)

10.42
Fourth Amendment to Lease Agreement, dated as of April 20, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2020)

10.43
Fifth Amendment to Lease Agreement, dated as of July 23, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2020)

10.44

Sixth Amendment to Lease Agreement, dated as of December 4, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.7, filed on August 4, 2021)

10.45
Seventh Amendment to Lease Agreement, dated as of May 21, 2021, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 4, 2021)

10.46
First Amendment to Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 3, 2021 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.42, filed on February 25, 2022)

10.47
Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 18, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on February 26, 2021)

10.48
Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, JMP Securities LLC, Nomura Securities International, Inc. and Mischler Financial Group, Inc., dated March 4, 2022 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on March 7, 2022)

10.49
Amendment No. 1 to Distribution Agreement, dated as of August 15, 2023, by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, JMP Securities LLC, Nomura Securities International, Inc. and Mischler Financial Group, Inc. (filed herewith)

19.1	Redwood Trust, Inc. Insider Trading Policy (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1*	Redwood Trust, Inc. Policy for Recovery of Erroneously Awarded Compensation (filed herewith)

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2023, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2023 and 2022;

(ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2023, 2022, and 2021;

(iii) Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022, and 2021;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and

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

REDWOOD TRUST, INC.

Date: February 28, 2024	By:	/s/ CHRISTOPHER J. ABATE
Christopher J. Abate Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher J. Abate, Brooke E. Carillo and Andrew P. Stone, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. ABATE	Director and Chief Executive Officer	February 28, 2024
Christopher J. Abate	(Principal Executive Officer)

/s/ BROOKE E. CARILLO	Chief Financial Officer	February 28, 2024
Brooke E. Carillo	(Principal Financial Officer)

/s/ COLLIN L. COCHRANE	Chief Accounting Officer	February 28, 2024
Collin L. Cochrane	(Principal Accounting Officer)

/s/ GREG H. KUBICEK	Director and Board Chair	February 28, 2024
Greg H. Kubicek

/s/ DONEENE K. DAMON	Director	February 28, 2024
Doneene K. Damon

/s/ ARMANDO FALCON	Director	February 28, 2024
Armando Falcon

/s/ DOUGLAS B. HANSEN	Director	February 28, 2024
Douglas B. Hansen

/s/ DEBORA D. HORVATH	Director	February 28, 2024
Debora D. Horvath

/s/ GEORGANNE C. PROCTOR	Director	February 28, 2024
Georganne C. Proctor

/s/ DASHIELL I. ROBINSON	Director and President	February 28, 2024
Dashiell I. Robinson

/s/ FAITH A. SCHWARTZ	Director	February 28, 2024
Faith A. Schwartz

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value measurements of certain real estate securities, and beneficial interests in consolidated Sequoia and Freddie Mac Seasoned Loans Structured Transaction (“SLST”) securitization entities holding residential loans, consolidated CoreVest American Finance Lender (“CAFL”) securitization entities holding business purpose loans, consolidated securitization entities holding home equity investment contracts, and consolidated Freddie Mac K-Series securitization entities holding multifamily loans
As described further in Note 5 to the consolidated financial statements, the Company owns real estate securities, which are recorded at fair value on a recurring basis.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We identified the fair value measurements of certain investment securities, specifically certain subordinate securities, as well the beneficial interests in consolidated Sequoia and SLST securitization entities holding residential loans, consolidated CAFL securitization entities holding business purpose term loans, consolidated securitization entities holding home equity investment contracts and consolidated Freddie Mac K-Series securitization entities holding multifamily loans (together, “Investments”) as a critical audit matter.
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

Newport Beach, California February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Newport Beach, California February 28, 2024

\

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2023	December 31, 2022
ASSETS (1)
Residential loans, held-for-sale, at fair value	$911,192	$780,781
Residential loans, held-for-investment, at fair value	6,139,445	4,832,407
Business purpose loans, held-for-sale, at fair value	180,250	364,073
Business purpose loans, held-for-investment, at fair value	5,040,048	4,968,513
Consolidated Agency multifamily loans, at fair value	425,285	424,551
Real estate securities, at fair value	127,797	240,475
Home equity investments, at fair value	550,436	403,462
Other investments	343,930	390,938
Cash and cash equivalents	293,104	258,894
Restricted cash	75,684	70,470
Goodwill	23,373	23,373
Intangible assets	28,462	40,892
Derivative assets	14,212	20,830
Other assets	351,109	211,240
Total Assets	$14,504,327	$13,030,899

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,558,222	$2,029,679
Derivative liabilities	33,828	16,855
Accrued expenses and other liabilities	216,803	180,203
Asset-backed securities issued (includes $9,151,263 and $7,424,132 at fair value), net	9,811,880	7,986,752
Long-term debt, net	1,680,901	1,733,425
Total Liabilities	13,301,634	11,946,914
Commitments and Contingencies (see Note 17)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 and zero shares authorized; 2,800,000 and zero issued and outstanding	66,948	—
Common stock, par value $0.01 per share, 392,010,000 and 395,000,000 shares authorized; 131,485,661 and 113,484,675 issued and outstanding	1,315	1,135
Additional paid-in capital	2,487,848	2,349,845
Accumulated other comprehensive loss	(57,957)	(68,868)
Cumulative earnings	1,144,412	1,153,370
Cumulative distributions to stockholders	(2,439,873)	(2,351,497)
Total Equity	1,202,693	1,083,985
Total Liabilities and Equity	$14,504,327	$13,030,899
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2023 and 2022, assets of consolidated VIEs totaled $10,988,885 and $9,257,291, respectively. At December 31, 2023 and 2022, liabilities of consolidated VIEs totaled $10,096,308 and $8,270,276, respectively. See Note 4 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, except Share Data)	2023	2022	2021
Interest Income
Residential loans	$253,911	$250,502	$204,801
Business purpose loans	382,316	362,481	270,791
Consolidated Agency multifamily loans	18,645	18,938	19,266
Real estate securities	21,550	37,708	54,704
Other interest income	48,040	38,225	25,364
Total interest income	724,462	707,854	574,926
Interest Expense
Short-term debt	(116,361)	(84,343)	(42,581)
Asset-backed securities issued	(371,761)	(370,219)	(305,801)
Long-term debt	(143,397)	(97,838)	(78,367)
Total interest expense	(631,519)	(552,400)	(426,749)
Net Interest Income	92,943	155,454	148,177
Non-interest Income (Loss)
Mortgage banking activities, net	67,386	(13,659)	235,744
Investment fair value changes, net	(44,400)	(178,272)	114,624
HEI income, net	35,117	2,714	13,425
Other income, net	12,886	21,204	12,018
Realized gains, net	1,699	5,334	17,993
Total non-interest income (loss), net	72,688	(162,679)	393,804
General and administrative expenses	(128,295)	(140,908)	(165,218)
Portfolio management costs	(14,571)	(7,951)	(5,758)
Loan acquisition costs	(7,166)	(11,766)	(16,219)
Other expenses	(16,238)	(15,590)	(16,695)
Net (Loss) Income before (Provision for) Benefit from Income Taxes	(639)	(183,440)	338,091
(Provision for) benefit from income taxes	(1,635)	19,920	(18,478)
Net (Loss) Income	$(2,274)	$(163,520)	$319,613
Dividends on preferred stock	(6,684)	—	—
Net (Loss) Income (Related) Available to Common Stockholders	$(8,958)	$(163,520)	$319,613

Basic (loss) earnings per common share	$(0.11)	$(1.43)	$2.73
Diluted (loss) earnings per common share	$(0.11)	$(1.43)	$2.37
Basic weighted average common shares outstanding	116,283,328	117,227,846	113,230,190
Diluted weighted average common shares outstanding	116,283,328	117,227,846	142,070,301

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Net (Loss) Income	$(2,274)	$(163,520)	$319,613
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	6,230	(64,704)	8,016
Reclassification of unrealized loss (gain) on available-for-sale securities to net (loss) income	554	636	(16,849)
Reclassification of unrealized loss on interest rate agreements to net (loss) income	4,127	4,127	4,127
Total other comprehensive income (loss)	10,911	(59,941)	(4,706)
Comprehensive Income (Loss)	$8,637	$(223,461)	$314,907
Dividends on preferred stock	(6,684)	—	—
Comprehensive Income (Loss) Available (Related) to Common Stockholders	$1,953	$(223,461)	$314,907

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net (loss)	—	—	—	—	—	(2,274)	—	(2,274)
Other comprehensive income	—	—	—	—	10,911	—	—	10,911
Issuance of common stock	—	16,845,939	168	123,709	—	—	—	123,877
Employee stock purchase and incentive plans	—	1,155,047	12	(4,768)	—	—	—	(4,756)
Non-cash equity award compensation	—	—	—	19,062	—	—	—	19,062
Issuance of preferred stock	66,948	—	—	—	—	—	—	66,948
Preferred dividends declared ($2.47917 per share)	—	—	—	—	—	(6,684)	—	(6,684)
Common dividends declared ($0.71 per share)	—	—	—	—	—	—	(88,376)	(88,376)
December 31, 2023	66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
For the Year Ended December 31, 2022

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2021	$—	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net (loss)	—	—	—	—	—	(163,520)	—	(163,520)
Other comprehensive loss	—	—	—	—	(59,941)	—	—	(59,941)
Issuance of common stock	—	5,232,869	52	67,424	—	—	—	67,476
Employee stock purchase and incentive plans	—	488,388	5	(1,893)	—	—	—	(1,888)
Non-cash equity award compensation	—	—	—	23,940	—	—	—	23,940
Share repurchases	—	(7,128,891)	(71)	(56,425)	—	—	—	(56,496)
Common dividends declared (0.92 per share)	—	—	—	—	—	—	(111,673)	(111,673)
December 31, 2022	—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the Year Ended December 31, 2021

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2020	$—	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net (loss)	—	—	—	—	—	319,613	—	319,613
Other comprehensive loss	—	—	—	—	(4,706)	—	—	(4,706)
Issuance of common stock:	—	2,503,662	25	34,683	—	—	—	34,708
Employee stock purchase and incentive plans	—	298,641	3	(1,660)	—	—	—	(1,657)
Non-cash equity award compensation	—	—	—	18,902	—	—	—	18,902
Share repurchases	—	—	—	—	—	—	—	—
Common dividends declared ($0.78 per share)	—	—	—	—	—	—	(91,672)	(91,672)
December 31, 2021	—	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(2,274)	$(163,520)	$319,613
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	17,914	6,254	(9,789)
Depreciation and amortization of non-financial assets	14,854	15,922	16,784
Originations of held-for-sale loans	(774,633)	(1,077,262)	(1,258,115)
Purchases of held-for-sale loans	(2,046,299)	(3,841,952)	(13,188,434)
Proceeds from sales of held-for-sale loans	781,386	4,316,792	8,639,769
Principal payments on held-for-sale loans	52,097	196,464	84,244
Net settlements of derivatives	11,071	198,963	44,755
Non-cash equity award compensation expense	19,062	23,940	18,902
Market valuation adjustments	(35,814)	227,186	(321,433)
Realized gains, net	(1,699)	(5,334)	(17,993)
Net change in:
Accrued interest receivable and other assets	(41,156)	42,585	(64,835)
Accrued interest payable and accrued expenses and other liabilities	(10,334)	(79,178)	41,967
Net cash used in operating activities	(2,015,825)	(139,140)	(5,694,565)
Cash Flows From Investing Activities:
Originations of loan investments	(806,894)	(1,638,554)	(894,908)
Purchases of loan investments	—	(22,006)	(65,315)
Proceeds from sales of loan investments	45,663	2,280	9,484
Principal payments on loan investments	1,549,092	2,002,630	2,601,416
Purchases of real estate securities	(9,855)	(15,006)	(68,643)
Sales of securities held in consolidated securitization trusts	—	—	8,197
Proceeds from sales of real estate securities	143,914	31,729	39,652
Principal payments on real estate securities	1,122	32,735	60,667
Purchases of servicer advance investments	—	—	(196,583)
Repayments from servicer advance investments, net	55,777	70,589	76,223
Acquisition of Riverbend, net of cash acquired	—	(40,636)	—
Purchases of HEI	(108,054)	(248,218)	(133,547)
Repayments on HEI	42,961	42,744	—
Other investing activities, net	(5,006)	(4,401)	(32,547)
Net cash provided by investing activities	908,720	213,886	1,404,096

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)	Years Ended December 31,
	2023	2022	2021
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,958,179	4,842,446	13,235,028
Repayments on short-term debt	(3,329,242)	(5,963,666)	(11,404,475)
Proceeds from issuance of asset-backed securities	2,465,515	1,420,289	4,472,071
Repayments on asset-backed securities issued	(872,710)	(1,453,511)	(1,989,762)
Proceeds from issuance of long-term debt	746,989	2,154,135	1,455,383
Deferred long-term debt issuance costs paid	(3,166)	(21,115)	(4,089)
Repayments on long-term debt	(904,630)	(1,148,064)	(1,421,662)
Net proceeds from issuance of common stock	124,474	68,035	21,944
Net proceeds from issuance of preferred stock	66,948	—	—
Payments for repurchase of common stock	—	(56,496)	—
Taxes paid on equity award distributions	(5,353)	(2,447)	(2,267)
Dividends paid on common stock	(88,376)	(111,673)	(91,672)
Dividends paid on preferred stock	(5,199)	—	—
Other financing activities, net	(6,900)	(4,799)	7,004
Net cash provided by (used in) financing activities	1,146,529	(276,866)	4,277,503
Net increase (decrease) in cash and cash equivalents	39,424	(202,120)	(12,966)
Cash, cash equivalents and restricted cash at beginning of period (1)	329,364	531,484	544,450
Cash, cash equivalents and restricted cash at end of period (1)	$368,788	$329,364	$531,484
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$603,316	$518,595	$400,836
Taxes (refunded) paid, net	(1,445)	4,936	43,144
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$—	$—	$9,375
Retention of mortgage servicing rights from loan securitizations and sales	—	4,543	7,065
Dividends declared but not paid on preferred stock	1,478	—	—
Transfers from loans held-for-sale to loans held-for-investment	2,789,507	2,949,262	5,026,723
Transfers from loans held-for-investment to loans held-for-sale	27,958	—	92,400
Transfers from residential loans to real estate owned	100,280	8,494	40,038
Issuance of common stock for 5 Arches acquisition	—	—	13,375
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	478	—	6,977
Reduction in operating lease liabilities due to lease modification	274	—	—
Transfers from long-term debt to short-term debt	325,176	908,627	93,150
Transfers from short-term debt to long-term debt	427,021	—	—

(1)    Cash, cash equivalents, and restricted cash at December 31, 2023 included cash and cash equivalents of $293 million and restricted cash of $76 million; at December 31, 2022 included cash and cash equivalents of $259 million and restricted cash of $70 million; and at December 31, 2021 included cash and cash equivalents of $450 million and restricted cash of $81 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to help make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential consumer and residential investor housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking, and Investment Portfolio.
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

Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at December 31, 2023 and 2022, and results of operations for all periods presented.
Additionally, in 2023, we changed the presentation of our Consolidated Statements of Income (Loss) to include a new line item "HEI income, net" to include all amounts related to our HEI investments that were previously presented within "Investment fair value changes, net." In 2022, we changed the presentation of our Consolidated Balance Sheets to include a new line item "Home equity investments, at fair value" ("HEI"), which was previously included as a component of the "Other Investments." All applicable prior period amounts presented in this document were conformed to these new presentations.
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
December 31, 2023

Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans ("Sequoia"), entities formed in connection with the securitization of CoreVest business purpose lending ("BPL") term and bridge loans ("CAFL") and entities formed in connection with the securitization of HEI. We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations (and re-securitizations of such SLST securities) in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Consolidated Agency multifamily loans, at fair value, the underlying BPL term and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment, at fair value, and the underlying HEI at the consolidated HEI securitization entities are shown under Home equity investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income (loss), we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 15 for further discussion on ABS issued.
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
December 31, 2023

Note 2. Basis of Presentation - (continued)
Acquisitions
Riverbend Funding, LLC
On July 1, 2022, we acquired Riverbend Funding, LLC ("Riverbend"), a private mortgage lender for residential transitional real estate investors. Aggregate consideration for this acquisition included an initial cash payment of approximately $44 million (with a remaining estimated provisional purchase consideration payable subject to reconciliation and final settlement), and a potential earnout component to be paid contingent on Riverbend generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. Based on the terms of the merger agreement, we determined that the earnout component should be accounted for as contingent purchase consideration, which was valued at zero on July 1, 2022. At December 31, 2023, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income (loss). During the year ended December 31, 2023, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 17 for additional information on our contingent consideration liability.
We accounted for the acquisition of Riverbend under the acquisition method of accounting pursuant to ASC 805. We performed the purchase price allocations and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of each acquisition date, with the excess of the purchase price allocated to goodwill. The following table summarizes our purchase price allocations related to the acquisition of Riverbend through December 31, 2023.
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
December 31, 2023

Note 2. Basis of Presentation - (continued)
In connection with the acquisition of Riverbend on July 1, 2022, and of 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $13 million, $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at December 31, 2023 and 2022.
Table 2.2 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2023	Carrying Value at December 31, 2023	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(29,591)	$26,709	7
Broker network	18,100	(17,497)	603	5
Non-compete agreements	11,400	(10,450)	950	3
Tradenames	4,400	(4,200)	200	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(66,138)	$28,462	6

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2022	Carrying Value at December 31, 2022	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(21,547)	$34,753	7
Broker network	18,100	(13,877)	4,223	5
Non-compete agreements	11,400	(9,817)	1,583	3
Tradenames	4,400	(4,067)	333	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(53,708)	$40,892	6
All of our intangible assets are amortized on a straight-line basis. For the years ended December 31, 2023 and 2022, we recorded intangible asset amortization expense of $12 million and $14 million, respectively. Estimated future amortization expense is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	December 31, 2023
2024	$9,412
2025	8,426
2026	6,694
2027	1,571
2028	2,359
Total Future Intangible Asset Amortization	$28,462
On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 2. Basis of Presentation - (continued)
We recorded total goodwill of $23 million during the year ended December 31, 2022 as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. The goodwill was attributed to the expected business synergies and expansion into new business purpose loan markets, as well as access to the knowledgeable and experienced workforce continuing to provide complementary sourcing of assets for the business. We expect $23 million of this goodwill to be deductible for tax purposes. For reporting purposes, we included the intangible assets and goodwill from these acquisitions within our Residential Investor Mortgage Banking segment.
Table 2.4 – Goodwill - Activity

	Year Ended December 31,
(In Thousands)	2023	2022
Beginning Balance	$23,373	$—
Goodwill recognized from acquisition	—	23,373
Impairment	—	—
Ending Balance	$23,373	$23,373
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
December 31, 2023

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
We elect the fair value option for certain residential loans, business purpose loans, interest-only (“IO”) and certain subordinate securities, MSRs, servicer advance investments, HEI, and certain of our other investments. We generally elect the fair value option for residential and business purpose loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term and for BPL bridge loans due to their shorter duration. We elect the fair value option for our IO and certain subordinate securities, and MSRs, for which we may hedge market interest rate risk. In addition, we elect the fair value option for the assets and liabilities of our consolidated Sequoia, Freddie Mac SLST (not including the SLST re-securitization), Freddie Mac K-Series, CAFL Term, one CAFL Bridge and HEI entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 5 for further discussion on the fair value option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Business Purpose Loans
We originate and purchase residential investor loans (also referred to as business purpose loans or BPL loans), for subsequent securitization, sale, or transfer into our investment portfolio. Business purpose loans are loans to investors in single-family and multifamily housing properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range from 12 to 36 months). Single-family loans are mortgage loans secured by residential real estate (primarily 1-4 unit) that the borrower owns as an investment property. BPL bridge loans are mortgage loans which are generally secured by unoccupied residential or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed.
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

In addition, we record loans held at consolidated CAFL Term entities and one CAFL Bridge entity at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Coupon interest for these loans is recognized as revenue based on amounts expected to be paid to the securities issued by these entities. Changes in fair value for these loans and related ABS are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
We establish reserves for mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, based on a combination of factors. Such factors can include estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults, and the probability of our being liable for a repurchase obligation. We establish a reserve at the time loans are sold or transferred into securitizations, and continually update our reserve estimate during its life. The reserve for mortgage loan repurchase losses is included in other liabilities on our consolidated balance sheets and the related expense is included as a component of Mortgage banking activities, net on our consolidated statements of income (loss).
See Note 17 for further discussion on the residential repurchase reserves.
Real Estate Securities, at Fair Value
Our securities primarily consist of mortgage-backed securities (“MBS”) collateralized by residential, re-performing ("RPL") and multifamily mortgage loans. We classify our real estate securities as trading or available-for-sale securities.
Trading Securities
We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of securities designated as trading securities are generally reported in Investment fair value changes, net on our consolidated statements of income (loss).
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
December 31, 2023

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
Credit impairments on our available-for-sale securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position. Favorable changes in the discounted cash flows will result in a reduction in the allowance for credit losses, if any. Any reduction in allowance for credit losses is recorded in earnings. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate. If we intend to sell or it is more likely than not that we will be required to sell the security before it recovers in value, the entire impairment amount will be recognized in earnings with a corresponding adjustment to the security's amortized cost basis.
See Note 9 for further discussion on real estate securities.
HEI
We invest in HEI from third-party originators and securities collateralized by third-party HEI. We also originate HEI ourselves through our Aspire platform, some or all of which are retained in our Investment Portfolio. Each HEI provides the investor an option to purchase a percentage ownership interest in the underlying residential property upon the occurrence of specified events. The homeowner's obligations under the HEI are secured by the recording of a lien (typically junior liens) against the property in the form of a deed of trust or a mortgage. Our investments in HEI allow us to share in home price appreciation (or depreciation) of the associated property. We have elected to record these investments at fair value and report changes in their fair value in HEI income, net on our consolidated statements of income (loss).
In addition, we record HEI held at our consolidated HEI securitization entities at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the HEI held at these entities. Changes in fair value of the HEI assets held by these entities and the ABS issued by these entities (including issuance costs and the interest expense component of the ABS issued) are recorded through HEI income, net on our consolidated statements of income (loss).
See Note 10 for further discussion on HEI.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 3. Summary of Significant Accounting Policies - (continued)
Other Investments
Servicer Advance Investments
Our servicer advance investments are comprised of outstanding servicer advances receivable, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans and a fee component of the related MSR. We have elected to record these investments at fair value. We recognize interest income from our servicer advance investments when earned and deemed collectible and record the income as a component of Other interest income in our consolidated statements of income (loss). Our servicer advance investments are marked-to-market on a recurring basis with changes in the fair value reported in Investment fair value changes, net on our consolidated statements of income (loss).
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
December 31, 2023

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
December 31, 2023

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
December 31, 2023

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
Deferred Tax Assets and Liabilities
Our deferred tax assets/liabilities are generated by temporary differences in GAAP income and taxable income at our taxable REIT subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax purposes, such as accounting for mortgage servicing rights, employee compensation, security discount and premium amortization, credit losses, asset impairments, certain valuation estimates, goodwill and intangible assets, and net operating losses. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP purposes. When this occurs, we pay the tax liability as required and establish a deferred tax asset. As the income is subsequently realized in future periods for GAAP purposes, the deferred tax asset is reduced. We may also recognize GAAP income in periods prior to when we recognize income for tax purposes. When this occurs, we establish a deferred tax liability. As the income is subsequently realized in future periods for tax purposes, the deferred tax liability is reduced.
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
Other Assets and Other Liabilities
Other assets primarily consists of accrued interest receivable, investment receivable, deferred tax assets, REO, operating lease right-of-use assets, margin receivable, and fixed assets and leasehold improvements. Other liabilities primarily consists of accrued compensation, margin payable, accrued interest payable, payable to non-controlling interests, guarantee obligations, operating lease liabilities and loan repurchase reserves. See Note 13 for further discussion.
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
December 31, 2023

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
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2023 and 2022, assets of such SPEs totaled $28 million and $30 million, respectively, and liabilities of such SPEs totaled $6 million and $6 million, respectively.
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
December 31, 2023

Note 3. Summary of Significant Accounting Policies - (continued)
Lease - Asset and Liabilities
We record operating lease liabilities and operating lease right-of-use assets on our consolidated balance sheets. Operating lease liabilities are equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for our deferred rent liabilities. As lease payments are made, the operating lease liabilities are reduced to the present value of the remaining lease payments and the operating lease right-of-use assets are reduced by the difference between the lease expense (straight-lined over the lease term) and the theoretical interest expense amount (calculated using the incremental borrowing rate). See Note 16 for further discussion on leases.
Payable to Non-Controlling Interests
Payable to non-controlling interests includes amounts payable to third parties, representing their interest in our consolidated Servicing Investment and HEI securitization entities.
See Note 10 and Note 11 for further discussion of HEI and Other investments, respectively, and Note 13 for further discussion on other assets and other liabilities.
Short-Term Debt
Short-term debt includes borrowings that mature or are payable on demand within one year with various counterparties under master repurchase agreements, warehouse financing facilities, and other forms of borrowings. These borrowings are typically collateralized by cash, loans, HEI, or securities, and in some cases may be unsecured, such as the current portion of long-term debt. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us. Short-term debt also includes non-recourse short-term borrowings used to finance servicer advance investments, and promissory notes.
See Note 14 for further discussion on short-term debt.
Asset-Backed Securities Issued
ABS issued represents asset-backed securities issued through the Legacy Sequoia, Sequoia, Freddie Mac K-Series, Freddie Mac SLST, CAFL and HEI securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets in these entities and make corresponding principal and interest payments to the ABS investors. In accordance with accounting guidance for CFEs, we account for the ABS issued under certain of our consolidated entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net or HEI income, net (for HEI securitizations) on our consolidated statements of income (loss).
We consolidate the assets and liabilities of securitization entities formed in connection with the securitization of CoreVest BPL bridge loans (also referred to as CAFL Bridge). In 2023, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts, through the transfer of these financial assets to a re-securitization trust that we sponsored. We account for the ABS issued by two CAFL bridge securitization trusts and the SLST re-securitization trust at amortized cost. We issued a third CAFL Bridge securitization in 2023 and elected to account for the ABS issued from this transaction at fair value.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 3. Summary of Significant Accounting Policies - (continued)
Non-Recourse BPL Financing Facilities
Borrowings under our non-recourse business purpose loan financing facilities are secured by BPL bridge loans and other BPL investments and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 16 for further discussion on our non-recourse business purpose loan financing facilities.
Recourse BPL Financing Facilities
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
Earnings per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards. In addition, for our convertible and exchangeable debt issued prior to 2022, if the assumed conversion or exchange of convertible or exchangeable debt into common shares is dilutive, diluted EPS is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible or exchangeable debt to net income and adding the shares issued in an assumed conversion or exchange to the diluted weighted average share count. For our convertible debt issued in 2022, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 3. Summary of Significant Accounting Policies - (continued)
The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated between participating securities and common shares based on their respective rights to receive dividends or dividend equivalents. GAAP defines vested and unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents as participating securities that are included in computing EPS under the two-class method.
See Note 18 for further discussion on equity.
Incentive Plans
In 2023, our shareholders approved an amendment to the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which, among other things, increased the number of shares available under the Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units and cash-settled performance stock units), dividend equivalents, stock payments, restricted stock units, cash-settled restricted and deferred stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Deferred stock units, restricted stock units, and restricted stock awards (as well as cash-settled restricted and deferred stock units) have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is generally amortized over the vesting period on a straight-line basis. We have elected to account for forfeitures on employee equity awards as they occur.
Employee Stock Purchase Plan
In 2021, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (“ESPP”) to increase the number of shares available under the ESPP. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in the Company through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the last day of the calendar quarter.
Executive Deferred Compensation Plan
In 2023, our Board of Directors approved an amendment to our 2002 Executive Deferred Compensation Plan (“EDCP”) to increase the number of shares available to non-employee directors to defer certain cash payments and dividends into DSUs. The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.
401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2023, 2022, and 2021 were $2 million, $2 million, and $1 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
See Note 19 for further discussion on equity compensation plans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848." This new guidance defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. Through December 31, 2023, we had not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions. At December 31, 2023, we had no remaining LIBOR-indexed financial assets or liabilities. Our bridge loans and trust preferred securities that were previously indexed to LIBOR at June 30, 2023, were transitioned to SOFR indexes in the third quarter of 2023.
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
December 31, 2023

Note 3. Summary of Significant Accounting Policies - (continued)
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. "ASU 2023-07 expands the breadth and frequency of segment disclosures by requiring disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") and included within the reported measures of a segment's profit or loss. Other disclosure requirements involve the amount and composition of other segment items and how the CODM uses the reported measures of profit or loss to assess segment performance and to decide how to allocate resources. The ASU does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. This new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are evaluating the accounting and disclosure requirements of ASU 2023-07 and we plan to adopt this new guidance by the required date.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation disclosures. Additionally, income taxes paid are required to be disaggregated by jurisdiction, along with other amendments to enhance the effectiveness of income tax disclosures. This new guidance is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We are evaluating the accounting and disclosure requirements of ASU 2023-07 and we plan to adopt this new guidance by the required date.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2023 and 2022.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2023 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$1,742	$—	$1,742	$—	$—	$1,742
TBAs	952	—	952	(952)	—	—
Futures	—	—	—	—	—	—
Total Assets	$2,694	$—	$2,694	$(952)	$—	$1,742

Liabilities (2)
Interest rate agreements	$—	$—	$—	$—	$—	$—
TBAs	(27,020)	—	(27,020)	952	25,484	(584)
Futures	(3,394)	—	(3,394)	—	3,394	—
Loan warehouse debt	(471,900)	—	(471,900)	471,900	—	—
Total Liabilities	$(502,314)	$—	$(502,314)	$472,852	$28,878	$(584)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
December 31, 2023

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
Analysis of Consolidated VIEs
At December 31, 2023, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At December 31, 2023, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 11 for a further description of these entities and the investments they hold and Note 13 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 14 for additional information on the servicer advance financing.
During the fourth quarter of 2023 and the third quarter of 2021, we co-sponsored two HEI securitization transactions, and we consolidate the respective HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. At December 31, 2023 and December 31, 2022, we owned a portion of the subordinate certificates issued by these entities and had certain decision making rights for the entities. See Note 10 for a further description of these entities and the investments they hold and Note 13 for additional information on non-controlling interests in these entities. We consolidate these HEI securitization entities, but the securitization entities are independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
During the fourth quarter of 2023, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts through the transfer of these financial assets to a re-securitization trust that we sponsored. We retain a subordinate investment in the re-securitization trust and maintain certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the entity, as we have both the power to direct the activities that most significantly impact the performance of the VIE and the right to receive benefits of and the obligation to absorb losses from the VIE that could potentially be significant to the VIE.
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election, and elected to account for the ABS issued at these entities at amortized cost. These include two CAFL Bridge securitizations and the Freddie Mac SLST re-securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 4. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2023	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$139,739	$4,640,464	$—	$1,359,242	$—	$—	$—	$6,139,445
Business purpose loans, held-for-investment	—	—	3,734,321	—	—	—	—	3,734,321
Consolidated Agency multifamily loans	—	—	—	—	425,285	—	—	425,285
Home equity investments	—	—	—	—	—	—	305,717	305,717
Other investments	—	—	—	—	—	257,489	—	257,489
Cash and cash equivalents	—	—	—	—	—	9,482	—	9,482
Restricted cash	68	95	33,921	—	—	—	10,821	44,905
Accrued interest receivable	332	19,697	20,806	4,821	1,320	822	—	47,798
Other assets	—	—	14,886	3,158	—	6,337	62	24,443
Total Assets	$140,139	$4,660,256	$3,803,934	$1,367,221	$426,605	$274,130	$316,600	$10,988,885
Short-term debt	$—	$—	$—	$—	$—	$153,653	$—	$153,653
Accrued interest payable	303	15,990	11,537	4,496	1,190	416	—	33,932
Accrued expenses and other liabilities	—	—	2,734	—	—	34,357	59,752	96,843
Asset-backed securities issued	138,530	4,430,130	3,362,978	1,265,777	391,977	—	222,488	9,811,880
Total Liabilities	$138,833	$4,446,120	$3,377,249	$1,270,273	$393,167	$188,426	$282,240	$10,096,308

Value of our investments in VIEs(1)	1,209	210,429	424,136	96,623	33,308	85,704	34,361	885,770
Number of VIEs	20	22	21	3	1	3	2	72

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
(1)Value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL Bridge securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. As of December 31, 2023 and December 31, 2022, the fair value of our interests in the CAFL Term loan securitizations accounted for under the CFE election were $323 million and $304 million, respectively, and the fair value of our interest in the CAFL Bridge loan securitizations accounted for under the CFE election was $22 million and zero, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. As of December 31, 2023 and December 31, 2022, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $274 million and $323 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 4. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the years ended December 31, 2023, 2022 and 2021.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Year Ended December 31, 2023
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$10,326	$161,720	$217,497	$60,750	$18,645	$31,460	$—	$500,398
Interest expense	(9,980)	(144,325)	(156,925)	(43,652)	(17,110)	(14,323)	—	(386,315)
Net interest income	346	17,395	60,572	17,098	1,535	17,137	—	114,083
Non-interest income
Investment fair value changes, net	(160)	218	2,071	(13,446)	1,541	12,053	—	2,277
HEI income, net	—	—	—	—	—	—	4,368	4,368
Other income	—	—	1,078	—	—	—	—	1,078
Total non-interest income, net	(160)	218	3,149	(13,446)	1,541	12,053	4,368	7,723
General and administrative expenses	—	—	—	—	—	(210)	—	(210)
Other expenses	—	—	—	—	—	(5,796)	—	(5,796)
Income (Loss) from Consolidated VIEs	$186	$17,613	$63,721	$3,652	$3,076	$23,184	$4,368	$115,800

	Year Ended December 31, 2022
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$5,672	$126,120	$248,220	$65,821	$18,938	$31,185	$—	$495,956
Interest expense	(5,206)	(111,060)	(184,069)	(52,901)	(17,407)	(9,570)	—	(380,213)
Net interest income	466	15,060	64,151	12,920	1,531	21,615	—	115,743
Non-interest income
Investment fair value changes, net	(1,302)	(23,818)	(34,749)	(76,777)	110	(12,953)	—	(149,489)
HEI income, net	—	—	—	—	—	—	2,915	2,915
Other income	—	—	1,014	—	—	—	—	1,014
Total non-interest income, net	(1,302)	(23,818)	(33,735)	(76,777)	110	(12,953)	2,915	(145,560)
General and administrative expenses	—	—	—	—	—	(189)	—	(189)
Other expenses	—	—	—	—	—	(1,695)	—	(1,695)
Income from Consolidated VIEs	$(836)	$(8,758)	$30,416	$(63,857)	$1,641	$6,778	$2,915	$(31,701)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 4. Principles of Consolidation - (continued)

	Year Ended December 31, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$4,709	$74,025	$207,202	$76,287	$19,266	$18,803	$—	$400,292
Interest expense	(3,040)	(59,949)	(160,618)	(64,635)	(17,686)	(4,867)	—	(310,795)
Net interest income	1,669	14,076	46,584	11,652	1,580	13,936	—	89,497
Non-interest income
Investment fair value changes, net	(1,558)	14,176	8,521	62,374	11,599	(5,209)	—	89,903
HEI income, net	—	—	—	—	—	—	218	218
Other income	—	—	72	—	—	—	—	72
Total non-interest income, net	(1,558)	14,176	8,593	62,374	11,599	(5,209)	218	90,193
General and administrative expenses	—	—	—	—	—	(283)	—	(283)
Other expenses	—	—	—	—	—	(1,689)	—	(1,689)
Income from Consolidated VIEs	$111	$28,252	$55,177	$74,026	$13,179	$6,755	$218	$177,718

We consolidate the assets and liabilities of certain Sequoia, CAFL and HEI securitization entities, as we did not meet either the GAAP sale criteria at the time we transferred financial assets to these entities or we determined we were the primary beneficiary of a VIE. Our involvement in consolidated Sequoia, CAFL and HEI entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or our subordinate investments in, each entity including rights to direct loss mitigation activities; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia, CAFL and HEI entities in accordance with GAAP.

We consolidate the assets and liabilities of certain Freddie Mac K-Series and SLST securitization (and re-securitization) trusts resulting from our investment in subordinate securities issued by these trusts, and in the case of certain CAFL securitizations, resulting from securities acquired through our acquisition of CoreVest. Additionally, we consolidate the assets and liabilities of Servicing Investment entities from our investment in servicer advance investments and excess MSRs. In each case, we maintain certain discretionary rights associated with the ownership of these investments that we determined reflected a controlling financial interest, as we have both the power to direct the activities that most significantly impact the economic performance of the VIEs and the right to receive benefits of and the obligation to absorb losses from the VIEs that could potentially be significant to the VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of December 31, 2023 and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table summarizes the cash flows during the years ended December 31, 2023 and 2022 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2023	2022
Proceeds from new transfers	$—	$—
MSR fees received	2,653	3,069
Funding of compensating interest, net	(9)	(45)
Cash flows received on retained securities	10,923	22,866
The following table presents additional information at December 31, 2023 and 2022, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.4 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2023	December 31, 2022
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$31,690	$28,722
Subordinate securities, classified as AFS	78,942	74,367
Mortgage servicing rights	10,885	11,589
Maximum loss exposure (1)	$121,517	$114,678
Assets transferred:
Principal balance of loans outstanding	$3,758,914	$4,052,922
Principal balance of loans 30+ days delinquent	22,367	27,739
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
December 31, 2023

Note 4. Principles of Consolidation - (continued)
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2023 and 2022.
Table 4.5 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2023	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2023	$10,885	$31,690	$78,942
Expected life (in years) (2)	8	9	13
Prepayment speed assumption (annual CPR) (2)	6%	5%	6%
Decrease in fair value from:
10% adverse change	$207	$532	$200
25% adverse change	513	1,335	477
Discount rate assumption (2)	13%	13%	9%
Decrease in fair value from:
100 basis point increase	$405	$1,322	$6,855
200 basis point increase	827	2,506	12,883
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$36
25% higher losses	N/A	N/A	96

December 31, 2022	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2022	$11,589	$28,722	$74,367
Expected life (in years) (2)	7	7	16
Prepayment speed assumption (annual CPR) (2)	8%	10%	8%
Decrease in fair value from:
10% adverse change	$311	$970	$386
25% adverse change	779	2,344	907
Discount rate assumption (2)	11%	12%	9%
Decrease in fair value from:
100 basis point increase	$430	$980	$7,198
200 basis point increase	832	1,894	13,394
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$31
25% higher losses	N/A	N/A	76

(1)Senior securities are comprised entirely of interest-only securities at December 31, 2023 and 2022.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2023 and 2022, grouped by asset type.
Table 4.6 – Third-Party Sponsored VIE Summary

(In Thousands)	December 31, 2023	December 31, 2022
Mortgage-Backed Securities
Senior	$4,419	$145
Subordinate	12,746	137,241
Total Mortgage-Backed Securities	17,165	137,386
Excess MSR	5,224	7,082
Total Investments in Third-Party Sponsored VIEs	$22,389	$144,468
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
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2023 and 2022.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$911,192	$911,192	$780,781	$780,781
Residential loans, held-for-investment, at fair value	6,139,445	6,139,445	4,832,407	4,832,407
Business purpose loans, held-for-sale, at fair value	180,249	180,249	364,073	364,073
Business purpose loans, held-for-investment, at fair value	5,040,048	5,040,048	4,968,513	4,968,513
Consolidated Agency multifamily loans, at fair value	425,285	425,285	424,551	424,551
Real estate securities, at fair value	127,797	127,797	240,475	240,475
Servicer advance investments (1)	225,345	225,345	269,259	269,259
MSRs (1)	24,877	24,877	25,421	25,421
Excess MSRs (1)	37,367	37,367	39,035	39,035
HEI	550,436	550,436	403,462	403,462
Other investments (1)	3,193	3,193	6,155	6,155
Cash and cash equivalents	293,104	293,104	258,894	258,894
Restricted cash	75,684	75,684	70,470	70,470
Derivative assets	14,212	14,212	20,830	20,830
Margin receivable (2)	33,414	33,414	13,802	13,802
Liabilities
Short-term debt (3)	$1,415,664	$1,414,644	$1,853,664	$1,853,664
Margin payable (4)	350	350	5,944	5,944
Guarantee obligations (4)	5,781	3,772	6,344	4,738
HEI securitization non-controlling interest	59,752	59,752	22,329	22,329
Derivative liabilities	33,828	33,828	16,855	16,855
ABS issued net
at fair value	9,151,263	9,151,263	7,424,132	7,424,132
at amortized cost	660,617	637,816	562,620	524,768
Other long-term debt, net (5)	1,180,918	1,177,287	1,077,200	1,069,946
Convertible notes, net (5)	503,728	488,341	693,473	638,049
Trust preferred securities and subordinated notes, net (5)	138,813	92,070	138,767	83,700
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)Short-term debt excludes short-term convertible notes, which are included above under "Convertible notes, net."
(4)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(5)These liabilities are primarily included in Long-Term debt, net on our consolidated balance sheets. Convertible notes, net also includes convertible notes classified as short-term debt. See Note 14 for more information on Short-term debt.
During the years ended December 31, 2023 and 2022, we elected the fair value option for $8 million and $5 million of securities, respectively, $2.10 billion and $3.70 billion of residential loans (principal balance), respectively, and $1.70 billion and $2.90 billion of business purpose loans (principal balance), respectively. Additionally, during the years ended December 31, 2023 and 2022, we elected the fair value option for $136 million and $248 million of HEI, respectively, and $1 million and $9 million of Other Investments, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2023 and 2022, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2023	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,050,637	$—	$—	$7,050,637
Business purpose loans	5,220,297	—	—	5,220,297
Consolidated Agency multifamily loans	425,285	—	—	425,285
Real estate securities	127,797	—	—	127,797
Servicer advance investments	225,345	—	—	225,345
MSRs	24,877	—	—	24,877
Excess MSRs	37,367	—	—	37,367
HEI	550,436	—	—	550,436
Other investments	3,193	—	—	3,193
Derivative assets	14,212	952	1,742	11,518

Liabilities
HEI securitization non-controlling interest	$59,752	$—	$—	$59,752
Derivative liabilities	33,828	30,414	—	3,414
ABS issued	9,151,263	—	—	9,151,263

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

December 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,613,188	$—	$—	$5,613,188
Business purpose loans	5,332,586	—	—	5,332,586
Consolidated Agency multifamily loans	424,551	—	—	424,551
Real estate securities	240,475	—	—	240,475
Servicer advance investments	269,259	—	—	269,259
MSRs	25,421	—	—	25,421
Excess MSRs	39,035	—	—	39,035
HEI	403,462	—	—	403,462
Other Investments	6,155	—	—	6,155
Derivative assets	20,830	5,869	14,625	336

Liabilities
HEI securitization non-controlling interest	$22,329	$—	$—	$22,329
Derivative liabilities	16,855	16,841	—	14
ABS issued	7,424,132	—	—	7,424,132

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	HEI	Servicer Advance Investments	Excess MSRs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2022	$5,613,188	$5,332,586	$424,552	$108,329	$132,146	$403,462	$269,259	$39,035	$31,576
Acquisitions	2,053,957	—	—	7,883	1,979	136,445	—	—	500
Originations	—	1,581,545	—	—	—	—	—	—	—
Sales	(261,980)	(565,357)	—	(88,073)	(54,339)	—	—	—	(1,522)
Principal paydowns	(494,104)	(1,098,760)	(8,326)	(409)	(719)	(43,398)	(55,777)	—	(804)
Gains (losses) in net income (loss), net	143,148	62,715	9,059	12,694	1,170	53,927	11,863	(1,668)	(980)
Unrealized gains in OCI, net	—	—	—	—	7,136	—	—	—	—
Other settlements, net (1)	(3,572)	(92,432)	—	—	—	—	—	—	(700)
Ending balance - December 31, 2023	$7,050,637	$5,220,297	$425,285	$40,424	$87,373	$550,436	$225,345	$37,367	$28,070

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2022	$322	$22,329	$7,424,132
Acquisitions	—	29,633	2,284,790
Principal paydowns	—	—	(784,501)
Gains (losses) in net income (loss), net	28,847	7,790	226,842
Other settlements, net (1)	(21,065)	—	—
Ending balance - December 31, 2023	$8,104	$59,752	$9,151,263

	Assets
(In Thousands)	Residential Loans	Business Purpose Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	HEI	Servicer Advance Investments	Excess MSRs	MSRs and Other Investments
Beginning balance - December 31, 2021	$7,592,432	$4,790,989	$473,514	$170,619	$206,792	$192,740	$350,923	$44,231	$25,101
Acquisitions	3,692,104	181,814	—	5,006	10,000	248,218	—	—	8,638
Originations	—	2,715,817	—	—	—	—	—	—	—
Sales	(3,830,318)	(495,472)	—	(31,729)	—	—	—	—	(3,299)
Principal paydowns	(866,477)	(1,324,640)	(7,975)	(1,347)	(31,390)	(42,744)	(70,589)	—	(158)
Gains (losses) in net income, net	(970,241)	(531,947)	(40,987)	(34,220)	13,660	5,248	(11,075)	(5,196)	9,873
Unrealized losses in OCI, net	—	—	—	—	(66,916)	—	—	—	—
Other settlements, net (1)	(4,312)	(3,975)	—	—	—	—	—	—	(8,579)
Ending balance - December 31, 2022	$5,613,188	$5,332,586	$424,552	$108,329	$132,146	$403,462	$269,259	$39,035	$31,576

		Liabilities
(In Thousands)	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
Beginning balance - December 31, 2021	$4,130	$17,035	$8,843,147
Acquisitions	—	—	1,205,289
Principal paydowns	—	—	(1,394,000)
Gains (losses) in net income, net	(55,209)	5,294	(1,230,304)
Other settlements, net (1)	51,401	—	—
Ending balance - December 31, 2022	$322	$22,329	$7,424,132
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
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2023, 2022, and 2021. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2023, 2022, and 2021 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2023, 2022, and 2021 Included in Net Income

	Included in Net Income (Loss)
	Years Ended December 31,
(In Thousands)	2023	2022	2021
Assets
Residential loans at Redwood	$34,730	$(43,019)	$5,886
Business purpose loans	(20,251)	(31,927)	9,444
Net investments in consolidated Sequoia entities (1)	1,659	(25,563)	12,455
Net investments in consolidated Freddie Mac SLST entities (1)	(13,726)	(76,811)	62,124
Net investments in consolidated Freddie Mac K-Series entities (1)	1,541	110	11,599
Net investments in consolidated CAFL Term entities (1)	5,504	(34,899)	8,198
Net investment in consolidated HEI securitization entities (1)	4,368	2,916	218
Trading securities	3,155	(34,027)	738
Available-for-sale securities	59	(2,540)	—
Servicer advance investments	11,863	(11,076)	(926)
MSRs	498	9,804	629
Excess MSRs	(1,668)	(5,196)	(8,017)
HEI at Redwood	24,194	(670)	212
Other investments	(94)	(901)	(6)
Loan purchase and interest rate lock commitments	11,518	336	4,633

Liabilities
Loan purchase commitments	$(3,414)	$(14)	$(503)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income (loss) related to securitized loans, securitized HEI, and the associated ABS issued at our consolidated securitization entities held at December 31, 2023, 2022, and 2021, which, netted together represent the change in value of our investments at the consolidated VIEs, under the CFE election, excluding REO.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2023 and 2022. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at December 31, 2023 and 2022.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2023	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2023
Assets
Strategic Investments	$22,300	$—	$—	$22,300	$(2,550)
REO	6,453	—	—	6,453	(937)

					Gain (Loss) for Year Ended
December 31, 2022	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2022
Assets
Strategic Investments	17,600	—	—	17,600	9,965

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income (loss) for the years ended December 31, 2023, 2022, and 2021.
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Mortgage Banking Activities, Net
Residential loans held-for-sale	$20,376	$(77,192)	$73,332
Residential loan purchase and commitments	22,600	(54,484)	10,401
BPL term loans held-for-sale	16,500	(91,025)	63,206
BPL term loan interest rate lock commitments	—	(666)	666
BPL bridge loans	5,704	3,026	8,253
Trading securities (1)	(159)	4,249	(352)
Risk management derivatives, net	(18,824)	157,444	41,060
Total mortgage banking activities, net (2)	$46,197	$(58,648)	$196,566
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood (called Sequoia loans)	$183	$(16,651)	$2,812
BPL term loans held-for-sale	(14,430)	—	—
BPL bridge loans held-for-investment	(39,361)	(7,271)	(65)
Trading securities	11,251	(38,471)	23,935
Servicer advance investments	11,863	(11,075)	(925)
Excess MSRs	(1,668)	(5,196)	(8,017)
Net investments in Legacy Sequoia entities (3)	(160)	(1,302)	(1,558)
Net investments in Sequoia entities (3)	2,567	(23,818)	14,176
Net investments in Freddie Mac SLST entities (3)	(13,446)	(76,778)	62,374
Net investment in Freddie Mac K-Series entity (3)	1,541	110	11,599
Net investments in CAFL Term entities (3)	5,504	(34,899)	10,271
Other investments	(6,077)	13,468	(366)
Risk management derivatives, net	(1,479)	26,152	—
Credit recoveries (losses) on AFS securities	58	(2,540)	388
Other	(746)	—	—
Total investment fair value changes, net	$(44,400)	$(178,271)	$114,624
HEI income, Net
HEI at Redwood	$30,749	$(201)	$13,207
Net investments in HEI securitization entities (3)	4,368	2,915	218
Total HEI income, net	$35,117	$2,714	$13,425
Other Income
MSRs	$(544)	$8,560	$(3,182)
Other	(556)	(1,541)	—
Total other income (4)	$(1,100)	$7,019	$(3,182)
Total Market Valuation Gains (Losses), Net	$35,814	$(227,186)	$321,433

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
Footnotes to Table 5.6
(1)Represents fair value changes on trading securities that are being used, along with risk management derivatives, to manage the market risks associated with our Residential Consumer Mortgage Banking operations.
(2)Mortgage banking activities, net presented above does not include fee income from loan originations or acquisitions, provisions for repurchases, and other expenses that are components of Mortgage banking activities, net presented on our consolidated statements of income (loss), as these amounts do not represent market valuation changes.
(3)Includes changes in fair value of the residential loans held-for-investment, securitized HEI, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases of MSRs, as these amounts do not represent market valuation adjustments.

Valuation Policy
We maintain policies that specify the methodologies we use to value different types of financial instruments. Significant changes to the valuation methodologies are reviewed by members of the Pricing Committee, which is comprised of several members of senior management, to confirm the changes are appropriate and reasonable. Valuations based on information from external sources are generally performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our Portfolio Management Groups using the valuation processes described below. Our Pricing Committee then independently reviews all fair value estimates to ensure they are reasonable.
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
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2023	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo loans	$726,475	Senior credit spread to TBA price(2)	$1.56		$3.00		$1.70
		Subordinate credit spread(2)	225		900	bps	365	bps
		Senior credit support(2)	7		7%		7%
		IO discount rate(2)	20		20%		20%
		Prepayment rate (annual CPR)(2)	15		15%		15%

Jumbo loans committed to sell	184,717	Whole loan committed sales price	$99	-	$101		$99

Loans held by Legacy Sequoia (3)	139,739	Liability price			N/A		N/A

Loans held by Sequoia (3)	4,640,464	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (3)	1,359,242	Liability price			N/A		N/A

Business purpose loans:
BPL term loans	144,359	Senior credit spread(2)	150	-	150	bps	150	bps
		Subordinate credit spread(2)	230	-	887	bps	476	bps
		Senior credit support(2)	33	-	33%		33%
		IO discount rate(2)	7	-	7%		7%
		Prepayment rate (annual CPR)(2)	—	-	3%		3%
		Dollar price of non-performing loans	$60	-	$100		$61

BPL term loans held by CAFL (3)	2,971,725	Liability price			N/A		N/A

BPL bridge loans held by CAFL (3)	249,689	Liability price			N/A		N/A

BPL bridge loans	1,854,524	Whole loan discount rate	6	-	12%		9%
		Whole loan spread	500	-	500	bps	500	bps
		Dollar price of non-performing loans	$50	-	$100		$92

Multifamily loans held by Freddie Mac K-Series (3)	425,285	Liability price			N/A		N/A

Trading and AFS securities	127,797	Discount rate	6	-	25%		11%
		Prepayment rate (annual CPR)	4	-	65%		8%
		Default rate	—	-	15%		0.1%
		Loss severity	—	-	50%		23%

HEI	244,719	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	20%		14%
		Home price appreciation (depreciation)	1	-	3%		3%

HEI held by HEI securitization entities(3)	305,717	Liability price			N/A		N/A

Servicer advance investments	225,345	Discount rate	3	-	5%		4%
		Prepayment rate (annual CPR)	11	-	30%		14%
		Expected remaining life (4)	6	-	6	yrs	6	yrs
		Mortgage servicing income	3	-	18	bps	10	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

December 31, 2023	Fair Value	Input Values
(Dollars in Thousands, except Input Values)	Unobservable Input	Range	Weighted Average (1)
Assets (continued)
MSRs	$24,877	Discount rate	12	-	63%	12%
Prepayment rate (annual CPR)	4	-	21%	6%
Per loan annual cost to service	$93	-	$93	$93

Excess MSRs	37,367	Discount rate	13	-	19%	18%
Prepayment rate (annual CPR)	10	-	100%	17%
Excess mortgage servicing amount	8	-	20	bps	11	bps

Residential loan purchase commitments, net	8,104	Senior credit spread to TBA price(2)	$1.56	$3.00	$1.70
Subordinate credit spread(2)	225	-	900	bps	365	bps
Senior credit support(2)	7	-	7%	7%
IO discount rate(2)	20	-	20%	20%
Prepayment rate (annual CPR)(2)	15	-	15%	15%
Pull-through rate	11	-	100%	70%
Committed sales price	$103	-	$103	$103

Liabilities
ABS issued (3):
At consolidated Sequoia entities	4,568,660	Discount rate	4	-	40%	7%
Prepayment rate (annual CPR)	4	-	20%	8%
Default rate	—	-	17%	1%
Loss severity	25	-	50%	31%

At consolidated CAFL Term entities	2,648,328	Discount rate	5	-	12%	6%
Prepayment rate (annual CPR)	—	-	3%	0.5%
Default rate	3	-	13%	7%
Loss severity	30	-	40%	30%

At consolidated Freddie Mac SLST entities	1,088,225	Discount rate	5	-	10%	6%
Prepayment rate (annual CPR)	6	-	6%	6%
Default rate	15	-	17%	16%
Loss severity	25	-	25%	25%

At consolidated Freddie Mac K-Series entities (3)	391,977	Discount rate	3	-	10%	5%

At consolidated HEI entities(5)	222,488	Discount rate	9	-	16%	10%
Prepayment rate (annual CPR)	15	-	20%	17%
Home price appreciation (depreciation)	1	-	3%	3%

At consolidated CAFL Bridge entities	231,585	Discount rate	8	-	15%	8%
Prepayment rate (annual CPR)	40	-	40%	40%
Default rate	—	5%	3%
Loss severity	25	-	25%	25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
(3)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At December 31, 2023, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, CAFL Bridge (under CFE), Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $212 million, $323 million, $22 million, $274 million, $33 million, and $34 million, respectively. CAFL Bridge only includes the one securitization that we made the CFE election for.
(4)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(5)Fair value presented in this line item for ABS issued at consolidated HEI entities does not include non-controlling interests in our HEI entities, which we account for separately as liabilities in our Consolidated Balance Sheets and carry at fair value. However, given the HEI non-controlling interests are priced using the same model and inputs, the unobservable inputs and input values provided in this section include those for the HEI non-controlling interests.
Determination of Fair Value
A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed herein. We generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, a significant increase or decrease in any of these inputs – such as anticipated credit losses, prepayment rates, interest rates, or other valuation assumptions – in isolation would likely result in a significantly lower or higher fair value measurement.
Residential loans, business purpose loans, multifamily loans and HEI at consolidated entities
We have elected to account for most of our consolidated securitization entities as collateralized financing entities in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans or HEI held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the CFEs.
Residential loans at Redwood
Estimated fair values for residential loans are determined using models that incorporate various pricing inputs, including information derived from whole loan sales and securitizations that have occurred in the market. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed TBA prices and indexed swap rates (Level 3). Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices and swap rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
Business purpose loans
Estimated fair values for business purpose loans are determined using models that incorporate various pricing inputs, including information derived from whole loan sales and securitizations that have occurred in the market. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed treasury rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates (Level 3). Significant pricing inputs obtained from market whole loan transaction

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 5. Fair Value of Financial Instruments - (continued)
activity include indicative credit spreads to indexed treasury prices and swap rates or absolute yields (Level 3). These assets would generally decrease in value based upon an increase in the credit spread or absolute yield, prepayment speed, or credit support assumptions. Prices for most of our BPL bridge loans are determined using discounted cash flow modeling, which incorporates a primary significant unobservable input of market discount rates (incorporating indicative credit spreads where applicable). Cash flows for performing loans are generally based on contractual loan terms. Delinquent loans are generally valued at a dollar price that is informed by various market data inputs, including the estimated fair value of the collateral securing the loan (Level 3). These assets would generally decrease in value based upon an increase in the discount rate or a decrease in the value of the underlying collateral.
Real estate securities
Real estate securities include residential, multifamily, and other mortgage-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis for these assets are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates (Level 3). Securities priced using discounted cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate and loss severity. The estimated fair value of our securities would generally decrease based upon an increase in discount rate, default rates, loss severities, or a decrease in prepayment rates.
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, interest rate futures, loan purchase commitments, and forward sale commitments. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and interest rate futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2). LPC, and IRLC fair values for residential jumbo and BPL term loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans at Redwood" and "Business purpose loans" above). In addition, fair values for LPCs and IRLCs are estimated based on the probability that the mortgage loan will be purchased or originated (the "Pull-through rate") (Level 3). A decrease in pull-through rate would decrease the value of LPCs with a positive fair value.
Servicer advance investments
Estimated fair values for servicer advance investments are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Our estimations of cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances, the recovery of advances, and the right to a portion of the associated mortgage servicing fee ("mortgage servicing income"). The valuation technique is based on discounted cash flows. Significant inputs used in the valuations include prepayment rate (of the loans underlying the investments), mortgage servicing income, the weighted-average expected remaining life of servicer advances ("expected remaining life"), and discount rate. These assets would generally decrease in value based upon an increase in prepayment rates, an increase in expected remaining life, an increase in discount rate, or a decrease in mortgage servicing income.
HEI at Redwood
Estimated fair values for home equity investment contracts are determined through internal pricing models that estimate future cash flows and utilize certain significant unobservable inputs such as forecasted home price appreciation, prepayment rates and discount rates, and are therefore Level 3 in nature. The valuation technique is based on discounted cash flows. An increase in discount rate or a decrease in forecasted home price appreciation combined with a decrease in prepayment rates, would generally reduce the estimated fair value of the HEI.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Other Investments
Certain of our Other investments (inclusive of strategic investments in early-stage start-up companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of December 31, 2023, the carrying value of these investments was $3 million.
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
December 31, 2023

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
Short-term and certain long-term debt (excluding convertible notes and trust preferred securities and subordinated notes)
Short-term debt includes our credit facilities for residential and business purpose loans and real estate securities as well as non-recourse short-term borrowings used to finance servicer advance investments, promissory notes and the current portion of long-term debt. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2023 and 2022.
Table 6.1 – Classifications and Carrying Values of Residential Loans

December 31, 2023		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia		SLST	Total
Held-for-sale at fair value	$911,192	$—	$—	$—	$911,192
Held-for-investment at fair value	—	139,739	4,640,464	1,359,242	6,139,445
Total Residential Loans	$911,192	$139,739	$4,640,464	$1,359,242	$7,050,637

December 31, 2022		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia		SLST	Total
Held-for-sale at fair value	$780,781	$—	$—	$—	$780,781
Held-for-investment at fair value	—	184,932	3,190,417	1,457,058	4,832,407
Total Residential Loans	$780,781	$184,932	$3,190,417	$1,457,058	$5,613,188

At December 31, 2023, we owned mortgage servicing rights associated with $912 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at December 31, 2023 and 2022.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Number of loans	874	994
Unpaid principal balance	$916,877	$822,063
Fair value of loans	$911,192	$780,781
Market value of loans pledged as collateral under short-term borrowing agreements	$907,742	$775,545
Weighted average coupon	6.25%	5.12%

Delinquency information
Number of loans with 90+ day delinquencies	—	1
Unpaid principal balance of loans with 90+ day delinquencies	$—	$208
Fair value of loans with 90+ day delinquencies	$—	$170
Number of loans in foreclosure	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-sale during the years ended December 31, 2023 and 2022.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Year Ended December 31,
(In Thousands)	2023	2022
Principal balance of loans acquired (1)	$2,101,161	$3,704,196
Principal balance of loans sold	270,482	3,858,647
Principal balance of loans transferred from HFS to HFI	1,703,442	687,192
Net market valuation gains (losses) recorded (2)	20,560	(93,843)
(1)For the year ended December 31, 2022, includes $102 million of loans acquired through calls of three seasoned Sequoia securitizations.
(2)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposed in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2023 and 2022.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

December 31, 2023	Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Sequoia		SLST
Number of loans	1,059	6,070	10,302
Unpaid principal balance	$156,053	$5,242,860	$1,614,974
Fair value of loans (2)	$139,739	$4,640,464	$1,359,242
Weighted average coupon	6.54%	4.08%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (1)	16	11	796
Unpaid principal balance of loans with 90+ day delinquencies (1)	$4,141	$8,882	$132,307
Fair value of loans with 90+ day delinquencies	N/A	N/A	N/A
Number of loans in foreclosure	7	5	292
Unpaid principal balance of loans in foreclosure	$1,848	$3,386	$47,654

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
(1)For loans held at consolidated entities, the number and unpaid principal balance of loans 90-or-more days delinquent includes loans in foreclosure.
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
For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss). The following table provides the activity of residential loans held-for-investment at consolidated entities during the years ended December 31, 2023 and 2022.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Principal of loans transferred from HFS to HFI (1)	N/A	$1,703,442	N/A	N/A	$687,192	N/A
Net market valuation gains (losses) recorded	2,259	104,121	11,132	12,956	(675,659)	(215,687)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
REO
See Note 13 for detail on residential loans transferred to REO during 2023 and 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 6. Residential Loans - (continued)
Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2023 and 2022.
Table 6.6 – Geographic Concentration of Residential Loans

	December 31, 2023
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	25%	18%	33%	14%
Washington	16%	2%	7%	2%
Texas	8%	5%	11%	3%
Florida	7%	12%	5%	10%
Colorado	4%	3%	7%	1%
New Jersey	2%	5%	1%	7%
Illinois	2%	3%	3%	5%
New York	1%	12%	2%	11%
Maryland	1%	1%	2%	5%
Ohio	1%	5%	—%	2%
Other states (none greater than 5%)	33%	34%	29%	40%
Total	100%	100%	100%	100%

	December 31, 2022
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	26%	18%	35%	14%
Texas	12%	6%	12%	3%
Washington	11%	1%	5%	2%
Colorado	9%	2%	6%	1%
Florida	9%	13%	4%	10%
New York	3%	11%	2%	11%
New Jersey	1%	5%	1%	7%
Illinois	1%	3%	3%	5%
Maryland	1%	2%	2%	5%
Ohio	—%	5%	—%	2%
Other states (none greater than 5%)	27%	34%	30%	40%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 6. Residential Loans - (continued)
The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2023 and 2022.
Table 6.7 – Product Types and Characteristics of Residential Loans

December 31, 2023
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Sale:
Hybrid ARM loans
$—	to	$250	1	7.63%	to	7.63%	2032-11	-	2032-11	$38	$—	$—
$501	to	$750	1	6.25%	to	6.25%	2042-06	-	2042-06	749	—	—
			2							787	—	—
Fixed loans
$—	to	$250	4	3.50%	to	4.38%	2027-01	-	2051-11	699	—	—
$251	to	$500	13	3.00%	to	8.25%	2042-01	-	2053-12	5,092	—	—
$501	to	$750	87	2.50%	to	7.75%	2036-12	-	2054-01	58,011	2,472	—
$751	to	$1,000	367	2.50%	to	8.50%	2037-01	-	2054-01	325,880	4,045	—
	over	$1,000	401	2.75%	to	8.50%	2043-12	-	2054-01	526,408	1,434	—
			872							916,090	7,951	—
Total Held-for-Sale			874							$916,877	$7,951	$—

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	886	1.25%	to	7.88%	2024-04	-	2035-11	$74,241	$3,085	$1,581
$251	to	$500	116	1.25%	to	7.75%	2027-04	-	2035-02	39,469	973	434
$501	to	$750	35	1.63%	to	7.63%	2027-05	-	2034-12	21,126	1,206	579
$751	to	$1,000	11	1.63%	to	7.75%	2028-03	-	2036-03	9,412	914	1,547
	over	$1,000	6	1.63%	to	7.25%	2029-11	-	2035-04	10,402	—	—
			1,054							154,650	6,178	4,141
Hybrid ARM loans:
$—	to	$250	2	6.63%	to	6.63%	2033-09	-	2033-09	380	—	—
$251	to	$500	3	4.88%	to	6.50%	2033-07	-	2034-03	1,023	—	—
			5							1,403	—	—
Total HFI at Legacy Sequoia:			1,059							$156,053	$6,178	$4,141

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 6. Residential Loans - (continued)
Table 6.7 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2023
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Sequoia:
Hybrid ARM loans
$251	to	$500	1	3.50%	to	3.50%	2049-06	-	2049-06	459	—	—
$501	to	$750	10	3.38%	to	7.13%	2042-06	-	2049-08	6,570	624	—
$751	to	$1,000	3	4.25%	to	7.63%	2047-07	-	2048-01	2,512	—	—
	over	$1,000	3	4.00%	to	6.88%	2045-07	-	2049-04	3,751	—	—
			17							13,292	624	—
Fixed loans:
$—	to	$250	68	2.50%	to	7.00%	2026-08	-	2053-10	$11,708	$—	$—
$251	to	$500	195	2.38%	to	7.50%	2026-12	-	2053-09	81,978	1,294	454
$501	to	$750	2,187	2.13%	to	8.00%	2031-04	-	2053-10	1,404,672	6,356	3,272
$751	to	$1,000	2,118	2.13%	to	8.38%	2036-12	-	2053-11	1,844,914	6,239	2,476
	over	$1,000	1,485	1.88%	to	8.50%	2036-07	-	2053-11	1,886,296	9,986	2,680
			6,053							5,229,568	23,875	8,882
			6,070							$5,242,860	$24,499	$8,882

Held-for-Investment at Freddie Mac SLST:
Fixed loans:
$—	to	$250	8,545	2.00%	to	11.00%	2023-12		2063-11	$1,048,487	$200,761	$77,435
$251	to	$500	1,721	2.00%	to	7.75%	2036-03		2063-08	546,236	106,309	49,530
$501	to	$750	35	2.00%	to	5.50%	2045-02		2059-01	19,241	2,182	4,332
	over	$1,000	1	4.00%	to	4.00%	2056-03		2056-03	1,010	—	1,010
Total Held-for-Investment			10,302							$1,614,974	$309,252	$132,307

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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

Table 6.7 – Product Types and Characteristics of Residential Loans (continued)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 6. Residential Loans - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including term and bridge loans (see Note 3 for a full description of these loans). The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at December 31, 2023 and 2022.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

December 31, 2023	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$144,359	$—	$35,891	$—	$180,250
Held-for-investment at fair value	—	2,971,725	1,305,727	762,596	5,040,048
Total Business Purpose Loans	$144,359	$2,971,725	$1,341,618	$762,596	$5,220,298

December 31, 2022	BPL Term		BPL Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$358,791	$—	$5,282	$—	$364,073
Held-for-investment at fair value	—	2,944,984	1,507,146	516,383	4,968,513
Total Business Purpose Loans	$358,791	$2,944,984	$1,512,428	$516,383	$5,332,586
Nearly all of the outstanding BPL term loans at December 31, 2023 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.
The outstanding BPL bridge loans held-for-investment at December 31, 2023 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 76% one-month SOFR-indexed adjustable-rate loans, and 24% fixed-rate loans.
At December 31, 2023, we had a $542 million commitment to fund BPL bridge loans. See Note 17 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 7. Business Purpose Loans - (continued)

The following table provides the activity of business purpose loans during the years ended December 31, 2023 and 2022.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Year Ended December 31, 2023		Year Ended December 31, 2022
(In Thousands)	BPL Term at Redwood	BPL Bridge at Redwood	BPL Term at Redwood	BPL Bridge at Redwood
Principal balance of loans originated	$525,130	$1,153,568	$1,000,109	$1,698,227
Principal balance of loans acquired	—	19,500	100,349	97,787
Principal balance of loans sold to third parties	473,677	128,664	429,873	79,608
Fair value of loans transferred (1)	(278,751)	(641,194)	561,218	584,233
Mortgage banking activities income (loss) recorded (2)	16,500	5,704	(91,024)	1,881
Investment fair value changes recorded (3)	(14,430)	(39,361)	—	(5,805)
(1)For BPL term at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL term securitizations. For BPL bridge at Redwood, represents the transfer of BPL bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their inclusion in one of our bridge loan securitizations, which each have replenishment features.
(2)Represents loan origination fee income and net market valuation changes from the time a loan is originated to when it is sold, securitized or transferred to our investment portfolio. See Table 20.1 for additional detail on Mortgage banking activities income (loss).
(3)For BPL Bridge at Redwood, represents net market valuation changes for loans classified as held-for-investment and associated interest-only strip liabilities. During the year ended December 31, 2023, we substituted a pool of held-for-sale term loans at Redwood for a non-performing held-for-investment term loan at a consolidated CAFL securitization, each with unpaid principal balances of approximately $28 million. The negative investment fair value changes recorded for BPL Term at Redwood during the year ended December 31, 2023 were attributable to this substitution, with an equal and offsetting positive fair value change recorded for BPL Term at CAFL (related to the retained bond we own in the associated consolidated CAFL securitization).
Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying BPL term and bridge loans owned by these entities. For loans held at our consolidated CAFL Term entities and one CAFL Bridge entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). The net impact to our income statement associated with our economic investments in the CAFL Term entities is presented in Table 4.2. We did not elect to account for two of our CAFL Bridge securitizations under the collateralized financing entity guidelines but have elected to account for the loans in these securitization at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income (loss). The following table provides the activity of business purpose loans held-for-investment at CAFL during the years ended December 31, 2023 and 2022.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Year Ended December 31, 2023		Year Ended December 31, 2022
(In Thousands)	BPL Term at CAFL	BPL Bridge at CAFL	BPL Term at CAFL	BPL Bridge at CAFL
Net market valuation gains (losses) recorded(1)	$89,013	$(1,775)	$(441,318)	$(435)
Fair value of loans transferred to HFI	278,751	641,779	—	—
(1)Net market valuation gains (losses) on business purpose loans held-for-investment at CAFL are recorded through Investment fair value changes, net on our consolidated statements of income. For loans held at our consolidated CAFL Term entities and one CAFL Bridge entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 4.2.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 7. Business Purpose Loans - (continued)

Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood at December 31, 2023 and 2022.
Table 7.4 – Characteristics of Business Purpose Loans

December 31, 2023	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	38	1,055	925	1,912
Unpaid principal balance	$152,213	$3,194,131	$1,360,957	$756,574
Fair value of loans	$144,359	$2,971,725	$1,341,618	$762,596
Weighted average coupon	6.92%	5.34%	10.41%	10.82%
Weighted average remaining loan term (years)	7	5	1	1
Market value of loans pledged as collateral under short-term debt facilities	$2,393	N/A	$92,832	N/A
Market value of loans pledged as collateral under long-term debt facilities	$122,541	N/A	$1,205,366	N/A

Delinquency information
Number of loans with 90+ day delinquencies (2)	2	45	54	52
Unpaid principal balance of loans with 90+ day delinquencies	$28,263	$143,623	$96,934	$10,646
Fair value of loans with 90+ day delinquencies (2)	$16,822	N/A	$86,137	N/A
Number of loans in foreclosure	2	7	36	47
Unpaid principal balance of loans in foreclosure	$28,263	$15,708	$79,841	$3,931
Fair value of loans in foreclosure (3)	$16,822	N/A	$69,046	N/A

December 31, 2022	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL
(Dollars in Thousands)
Number of loans	91	1,131	1,601	1,875
Unpaid principal balance	$389,846	$3,263,421	$1,518,427	$514,666
Fair value of loans	$358,791	$2,944,984	$1,512,428	$516,383
Weighted average coupon	5.98%	5.22%	9.61%	9.67%
Weighted average remaining loan term (years)	10	6	2	1
Market value of loans pledged as collateral under short-term debt facilities	$291,406	N/A	$579,666	N/A
Market value of loans pledged as collateral under long-term debt facilities	$66,567	N/A	$897,782	N/A

Delinquency information
Number of loans with 90+ day delinquencies (2)	1	16	49	48
Unpaid principal balance of loans with 90+ day delinquencies	$536	$37,072	$34,264	$7,328
Fair value of loans with 90+ day delinquencies (2)	$536	N/A	$29,663	N/A
Number of loans in foreclosure	1	9	48	48
Unpaid principal balance of loans in foreclosure	$536	$13,686	$34,039	$7,328
Fair value of loans in foreclosure (3)	$536	N/A	$29,438	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 7. Business Purpose Loans - (continued)

Footnotes to Table 7.4
(1)The fair value of the loans held by consolidated CAFL Term entities and one CAFL Bridge entity were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.
(2)The number of loans 90-or-more days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.

At December 31, 2023, in addition to BPL bridge loans that were 90 or more days delinquent, BPL bridge loans with an unpaid principal balance of $207 million and a fair value of $201 million, were on non-accrual status. At December 31, 2022, there were no BPL bridge loans, other than those that were 90 or more days delinquent, that were on non-accrual status.
The following table presents the unpaid principal balance of business purpose loans recorded on our consolidated balance sheets at December 31, 2023 by collateral/strategy type.
Table 7.5 – Business Purpose Loans Collateral/Strategy Type

December 31, 2023	BPL Term at Redwood	BPL Term at CAFL(1)	BPL Bridge at Redwood	BPL Bridge at CAFL(1)
(Dollars in Thousands)
Term
Single family rental	93,863	2,497,851	—	—
Multifamily	58,350	696,280	—	—
Bridge
Renovate / Build for Rent ("BFR")(2)	—	—	609,450	432,438
Single Asset Bridge ("SAB")(3)	—	—	34,959	119,130
Multifamily(4)	—	—	690,157	199,994
Third-Party Originated	—	—	26,391	5,012
Total Business Purpose Loans	$152,213	$3,194,131	$1,360,957	$756,574
(1)The fair value of the loans held by consolidated CAFL Term entities and one CAFL Bridge entity were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.
(2)    Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(3)    Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
(4)    Includes loans for predominantly light to moderate rehab projects on multifamily properties.
REO
See Note 13 for detail on business purpose loans transferred to REO during 2023 and 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 7. Business Purpose Loans - (continued)

The following table presents the geographic concentration of business purpose loans recorded on our consolidated balance sheets at December 31, 2023 and December 31, 2022.
Table 7.6 – Geographic Concentration of Business Purpose Loans

	December 31, 2023
Geographic Concentration (by Principal)	BPL Term at Redwood	BPL Term at CAFL	BPL Bridge at Redwood	BPL Bridge at CAFL
Florida	10%	7%	10%	7%
California	8%	4%	5%	8%
Texas	8%	16%	13%	22%
Georgia	5%	5%	18%	13%
New Jersey	4%	7%	6%	4%
Tennessee	2%	2%	3%	7%
Alabama	1%	3%	6%	3%
Connecticut	—%	8%	2%	2%
New York	—%	7%	2%	3%
Illinois	—%	5%	13%	6%
Other states (none greater than 5%)	62%	36%	22%	25%
Total	100%	100%	100%	100%

	December 31, 2022
Geographic Concentration (by Principal)	BPL Term at Redwood	BPL Term at CAFL	BPL Bridge at Redwood	BPL Bridge at CAFL
California	34%	4%	2%	3%
Connecticut	10%	8%	4%	1%
Illinois	6%	5%	8%	3%
New York	5%	5%	2%	3%
Florida	4%	7%	6%	5%
Texas	3%	16%	13%	1%
Alabama	2%	3%	6%	33%
New Jersey	2%	8%	7%	6%
Georgia	2%	5%	21%	14%
Tennessee	1%	2%	6%	2%
Other states (none greater than 5%)	31%	37%	25%	29%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at December 31, 2023 and 2022.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Number of loans	28	28
Unpaid principal balance	$438,868	$447,193
Fair value of loans	$425,285	$424,551
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	2	3

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding Consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at December 31, 2023 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the years ended December 31, 2023 and 2022.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Year Ended December 31,
(In Thousands)	2023	2022
Net market valuation gains (losses) recorded (1)	$9,059	$(40,987)
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
December 31, 2023

Note 8. Consolidated Agency Multifamily Loans - (continued)

Multifamily Loan Characteristics
The following table presents the geographic concentration of multifamily loans recorded on our consolidated balance sheets at December 31, 2023.
Table 8.3 – Geographic Concentration of Consolidated Agency Multifamily Loans

Geographic Concentration (by Principal)	December 31, 2023	December 31, 2022
California	13%	13%
Florida	13%	13%
North Carolina	9%	9%
Oregon	7%	7%
Hawaii	5%	5%
Tennessee	5%	5%
Other states (none greater than 5%)	48%	48%
Total	100%	100%
The following table displays the loan product type and accompanying loan characteristics of multifamily loans recorded on our consolidated balance sheets at December 31, 2023.
Table 8.4 – Product Types and Characteristics of Multifamily Loans

December 31, 2023
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$10,001	to	$20,000	26	4.25%	to	4.25%	2025-09	-	2025-09	$391,383	$—	$—
$20,001	to	$30,000	2	4.25%	to	4.25%	2025-09	-	2025-09	47,485	—	—
Total:			28							$438,868	$—	$—

December 31, 2022
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$10,001	to	$20,000	24	4.25%	to	4.25%	2025-09	-	2025-09	$358,419	$—	$—
$20,001	to	$30,000	4	4.25%	to	4.25%	2025-09	-	2025-09	88,774	—	—
Total:			28							$447,193	$—	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at December 31, 2023 and 2022.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2023	December 31, 2022
Trading	$40,424	$108,329
Available-for-sale	87,373	132,146
Total Real Estate Securities	$127,797	$240,475
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at December 31, 2023 and 2022.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	December 31, 2023	December 31, 2022
Senior
Interest-only securities (1)	$36,109	$28,867
Total Senior	36,109	28,867
Subordinate
RPL securities	—	29,002
Multifamily securities	2,641	5,027
Other third-party residential securities	1,674	45,433
Total Subordinate	4,315	79,462
Total Trading Securities	$40,424	$108,329
(1)Includes $28 million and $26 million of Sequoia certificated mortgage servicing rights at December 31, 2023 and 2022, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at December 31, 2023 and 2022.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	December 31, 2023	December 31, 2022
Senior (1)	$—	$—
Subordinate	16,567	215,592
Total Trading Securities	$16,567	$215,592
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the years ended December 31, 2023 and 2022.
Table 9.4 – Trading Securities Activity

	Year Ended December 31,
(In Thousands)	2023	2022
Fair value of securities acquired	$7,883	$5,006
Fair value of securities sold	88,073	31,729
Net market valuation gains (losses) recorded (1)	12,694	(34,222)
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).
AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at December 31, 2023 and 2022.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	December 31, 2023	December 31, 2022
Subordinate
Sequoia securities	$78,942	$74,367
Multifamily securities	4,460	7,647
Other third-party residential securities	3,971	50,132
Total Subordinate	87,373	132,146
Total AFS Securities	$87,373	$132,146
The following table provides the activity of available-for-sale securities during the years ended December 31, 2023 and 2022.
Table 9.6 – Available-for-Sale Securities Activity

	Year Ended December 31,
(In Thousands)	2023	2022
Fair value of securities acquired	$1,979	$10,000
Fair value of securities sold	55,842	—
Principal balance of securities called	—	20,267
Net unrealized gains (losses) on AFS securities (1)	6,230	(64,704)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 9. Real Estate Securities - (continued)

At December 31, 2023, we had $4 million of AFS securities with contractual maturities less than five years, $5 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2023 and 2022.
Table 9.7 – Carrying Value of AFS Securities

(In Thousands)	December 31, 2023	December 31, 2022
Principal balance	$149,956	$221,933
Credit reserve	(23,436)	(28,739)
Unamortized discount, net	(46,885)	(61,650)
Amortized cost	79,635	131,544
Gross unrealized gains	16,973	16,269
Gross unrealized losses	(6,753)	(13,127)
CECL allowance	(2,482)	(2,540)
Carrying Value	$87,373	$132,146

The following table presents the changes for the years ended December 31, 2023 and 2022, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$28,739	$61,650	$27,555	$76,023
Amortization of net discount	—	(1,170)	—	(11,153)
Realized credit recoveries (losses), net	158	—	471	—
Acquisitions	1,106	754	—	—
Sales, calls, other	(5,331)	(15,585)	(842)	(1,665)
Transfers to (release of) credit reserves, net	(1,236)	1,236	1,555	(1,555)
Ending Balance	$23,436	$46,885	$28,739	$61,650

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at December 31, 2023 and 2022.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
December 31, 2023	$2,374	$(128)	$27,299	$(6,625)
December 31, 2022	72,679	(12,940)	1,414	(186)
At December 31, 2023, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 66 AFS securities, of which 21 were in an unrealized loss position, including 19 in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2022, our consolidated balance sheet included 79 AFS securities, of which 38 were in an unrealized loss position including one that was in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $7 million at December 31, 2023. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At December 31, 2023, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At December 31, 2023, our current expected credit loss (CECL) allowance related to our AFS securities was $2 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse changes in cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at December 31, 2023.
Table 9.10 – Significant Credit Quality Indicators

December 31, 2023	Subordinate Securities
Default rate	0.9%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities held at December 31, 2023.
Table 9.11 – Rollforward of Allowance for Credit Losses

	Year Ended	Year Ended
(In Thousands)	December 31, 2023	December 31, 2022
Beginning balance allowance for credit losses	$2,540	$—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	300	1,726
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(50)	814
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	(308)	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$2,482	$2,540
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2023, 2022, and 2021.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Gross realized gains - sales	$3,917	$—	$1,540
Gross realized gains - calls	—	2,508	15,553
Gross realized losses - sales	(2,415)	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$1,502	$2,508	$17,093

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
The following table presents our home equity investments at December 31, 2023 and December 31, 2022.
Table 10.1 – Home Equity Investments

(In Thousands)	December 31, 2023	December 31, 2022
HEI at Redwood	$244,719	$270,835
HEI held at consolidated HEI securitization entities	305,717	132,627
Total Home Equity Investments	$550,436	$403,462
We consolidate HEI securitization entities in accordance with GAAP and have elected to account for them under the CFE election. As such, market valuation changes for the securitized HEI are based on the estimated fair value of the associated ABS issued by the entity, including the interests we own, and are reported in HEI income, net on our Consolidated statements of income (loss).
The following table provides the activity of HEI during the years ended December 31, 2023 and 2022.
Table 10.2 – Activity of HEI

	Year Ended December 31, 2023		Year Ended December 31, 2022
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated (1)	$136,445	$—	$248,218	$—
Fair value of HEI transferred (1)	(173,207)	173,207	—	—
(1)    Amount purchased and originated in 2023 includes $111 million contributed by third-parties into the securitization we co-sponsored in the fourth quarter of 2023, in exchange for cash and subordinate beneficial interests in the securitization (which we present as other liabilities on our consolidated balance sheets). These are included in purchases, as they passed through our depositor and we consolidate the HEI securitization. Fair value of HEI transferred in 2023 includes this third-party HEI and HEI contributed directly by Redwood into the securitization.
The following table provides the components of HEI income, net for the years ended December 31, 2023, 2022 and 2021.
Table 10.3 – Components of HEI Income, net

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Net market valuation gains (losses) recorded on HEI at Redwood	$30,750	$(201)	$13,207
Net market valuation gains (losses) recorded on Securitized HEI	23,177	5,875	567
Net market valuation gains (losses) recorded on ABS Issued from HEI securitizations(1)	(11,020)	2,334	47
Net market valuation gains (losses) recorded on non-controlling interests in HEI securitizations	(7,790)	(5,294)	(396)
Total HEI income, net	$35,117	$2,714	$13,425
(1)Amount includes interest expense associated with ABS issued, which totaled $6 million, $5 million and $1 million for 2023, 2022 and 2021, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 10. Home Equity Investments - (continued)
The following tables summarize the characteristics of HEI at December 31, 2023 and 2022.
Table 10.4 – HEI Characteristics

	December 31, 2023		December 31, 2022
(Dollars in Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Number of HEI contracts	2,034	2,434	2,599	1,007
Average initial amount of contract	$105	$96	$101	$94

The following tables present the geographic concentration of HEI recorded on our consolidated balance sheets at December 31, 2023 and 2022.
Table 10.5 – Geographic Concentration of HEI

	December 31, 2023
Geographic Concentration (by Investment Amount)	HEI at Redwood	Securitized HEI
California	48%	47%
Florida	12%	7%
Washington	6%	7%
Colorado	6%	4%
Arizona	5%	6%
New York	4%	7%
Other states (none greater than 5%)	19%	22%
Total	100%	100%

	December 31, 2022
Geographic Concentration (by Investment Amount)	HEI at Redwood	Securitized HEI
California	44%	59%
Florida	14%	4%
Arizona	7%	—%
Washington	6%	6%
Colorado	5%	4%
New York	4%	11%
Other states (none greater than 5%)	20%	16%
Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 11. Other Investments
Other investments at December 31, 2023 and 2022 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	December 31, 2023	December 31, 2022
Servicer advance investments	$225,345	$269,259
Strategic investments	56,107	56,518
Excess MSRs	37,367	39,035
Mortgage servicing rights	24,877	25,421
Other	234	705
Total Other Investments	$343,930	$390,938
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to portfolios of legacy residential mortgage-backed securitizations serviced by the co-investor. See Note 4 for additional information regarding these transactions and Note 17 for additional information regarding our funding obligations for these investments.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 11. Other Investments - (continued)

At December 31, 2023, our servicer advance investments had a carrying value of $225 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $10.18 billion. The outstanding servicer advance receivables associated with this investment were $185 million at December 31, 2023, which were financed with short-term non-recourse securitization debt (see Note 14 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at December 31, 2023 and 2022:
Table 11.2 – Components of Servicer Advance Receivables

(In Thousands)	December 31, 2023	December 31, 2022
Principal and interest advances	$60,216	$81,447
Escrow advances (taxes and insurance advances)	91,792	123,541
Corporate advances	32,579	35,377
Total Servicer Advance Receivables	$184,587	$240,365
We account for our servicer advance investments at fair value and during the years ended December 31, 2023, 2022, and 2021, we recorded $21 million, $20 million and $12 million, respectively, of Other interest income associated with these investments, and recorded net market valuation gains of $12 million, losses of $11 million, and losses of $1 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
Strategic Investments
Strategic investments represent investments we made in companies through our RWT Horizons venture investment strategy and separately at a corporate level. At December 31, 2023, we had made a total of 34 investments in companies through RWT Horizons with a total carrying value of $21 million, as well as seven corporate-level investments. At December 31, 2023, our strategic investments included $3 million of investments accounted for under the fair value option, $29 million of investments accounted for under the measurement alternative of the fair value option and $24 million of investments accounted for under the equity method. See Note 3 for additional detail on how we account for our strategic investments. During the years ended December 31, 2023, 2022 and 2021, we recognized net mark-to-market valuation losses of $3 million, mark-to-market valuation gains of $13 million, and zero, respectively, on our strategic investments, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss). During the years ended December 31, 2023, 2022, and 2021, we recorded losses of $3 million, losses of $1 million, and gains of $1 million, respectively, in Other income, net on our consolidated statements of income (loss), from our strategic investments.
In the second quarter of 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. At December 31, 2023, the carrying value of our investment in the joint venture was $4 million. During the year ended December 31, 2023, we sold $79 million of BPL bridge loans to the joint venture, recorded equity method income of $0.2 million from the joint venture and recorded $0.1 million of loan administration fees for services provided to the joint venture which were recorded Other Income, net on our consolidated statements of income (loss).
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the years ended December 31, 2023, 2022, and 2021 we recognized $14 million, $16 million and $13 million of Other interest income, respectively, and recorded net market valuation losses of $2 million, $5 million, and $8 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 11. Other Investments - (continued)

Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the year ended December 31, 2023, we retained zero MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At both December 31, 2023 and 2022, our MSRs had a fair value of $25 million, and were associated with loans with an aggregate principal balance of $2.03 billion and $2.19 billion, respectively. During the years ended December 31, 2023, 2022, and 2021, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded a net gain of $7 million, a net gain of $15 million, and a net gain of $2 million, respectively, through Other income on our consolidated statements of income (loss) related to our MSRs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2023 and 2022.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2023		December 31, 2022
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$1,742	$50,000	$14,625	$285,000
TBAs	952	385,000	1,893	220,000
Interest rate futures	—	—	3,976	350,600
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	11,518	216,194	336	8,166
Total Assets	$14,212	$651,194	$20,830	$863,766

Liabilities - Risk Management Derivatives
TBAs	$(27,020)	$1,405,000	$(16,784)	$845,000
Interest rate futures	(3,394)	141,500	(57)	60,000
Liabilities - Other Derivatives
Loan purchase and interest rate lock commitments	(3,414)	430,983	(14)	3,532
Total Liabilities	$(33,828)	$1,977,483	$(16,855)	$908,532
Total Derivative Financial Instruments, Net	$(19,616)	$2,628,677	$3,975	$1,772,298
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2023, we were party to swaps and swaptions with an aggregate notional amount of $50 million, TBA agreements with an aggregate notional amount of $1.79 billion, and interest rate futures contracts with an aggregate notional amount of $142 million. At December 31, 2022, we were party to swaps and swaptions with an aggregate notional amount of $285 million, TBA agreements with an aggregate notional amount of $1.07 billion, and interest rate futures contracts with an aggregate notional amount of $411 million
For the years ended December 31, 2023, 2022, and 2021, risk management derivatives had net market valuation losses of $20 million, net market valuation gains of $184 million, and net market valuation gains of $41 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income (loss).
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the years ended December 31, 2023, 2022, and 2021, LPCs and IRLCs had a net market valuation gains of $23 million, a net market valuation losses of $55 million, and a net market valuation gain of $11 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 12. Derivative Financial Instruments - (continued)

Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $68 million and $72 million at December 31, 2023 and 2022, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes For both the years ended December 31, 2023 and 2022, we reclassified $4 million, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of December 31, 2023, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At December 31, 2023, we assessed this risk as remote and did not record a specific valuation adjustment. At December 31, 2023, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 13. Other Assets and Liabilities
Other assets at December 31, 2023 and 2022 are summarized in the following table.
Table 13.1 – Components of Other Assets

(In Thousands)	December 31, 2023	December 31, 2022
REO	$93,599	$6,455
Accrued interest receivable	69,072	60,893
Investment receivable	67,302	36,623
Deferred tax asset	40,115	41,931
Margin receivable	33,414	13,802
Operating lease right-of-use assets	12,532	16,177
Fixed assets and leasehold improvements (1)	7,829	12,616
Income tax receivables	2,082	3,399
Other	25,166	19,344
Total Other Assets	$351,109	$211,240
(1)Fixed assets and leasehold improvements had a basis of $17 million and accumulated depreciation of $10 million at December 31, 2023.
Accrued expenses and other liabilities at December 31, 2023 and 2022 are summarized in the following table.
Table 13.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2023	December 31, 2022
Payable to non-controlling interests	$81,177	$44,859
Accrued interest payable	52,755	46,612
Accrued compensation	28,140	30,929
Operating lease liabilities	14,725	18,563
Guarantee obligations	5,781	6,344
Accrued operating expenses	5,527	5,740
Current accounts payable	4,992	4,234
Loan repurchase reserves	4,700	7,051
Bridge loan holdbacks	2,059	3,301
Preferred stock dividends payable	1,478	—
Margin payable	350	5,944
Other	15,119	6,627
Total Accrued Expenses and Other Liabilities	$216,803	$180,203
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through December 31, 2023, we had met all margin calls due.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities during the years ended December 31, 2023 and 2022.
Table 13.3 – REO Activity

	Year Ended December 31, 2023
(In Thousands)	BPL Bridge(1)	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
Balance at beginning of period	$3,012	$544	$2,899	$—	$6,455
Transfers to REO	94,022	18	3,556	2,684	100,280
Liquidations(2)	(6,752)	(562)	(3,577)	—	(10,891)
Changes in fair value, net	(2,525)	—	280	—	(2,245)
Balance at End of Period	$87,757	$—	$3,158	$2,684	$93,599

	Year Ended December 31, 2022
(In Thousands)	BPL Bridge(1)	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
Balance at beginning of period	$13,068	$61	$2,028	$20,969	$36,126
Transfers to REO	3,974	544	3,976	—	8,494
Liquidations(2)	(15,060)	(505)	(3,139)	(20,969)	(39,673)
Changes in fair value, net	1,030	443	34	—	1,507
Balance at End of Period	$3,012	$544	$2,899	$—	$6,455
(1)Includes REO held at Redwood and within consolidated CAFL Bridge securitization entities.
(2)For the years ended December 31, 2023 and 2022, REO liquidations resulted in $2 million of realized losses and $2 million of realized gains, respectively, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides detail on the numbers of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at December 31, 2023 and 2022.
Table 13.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	BPL Term at CAFL	Total
At December 31, 2023	16	—	28	1	45
At December 31, 2022	2	2	24	—	28

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 13. Other Assets and Liabilities - (continued)

Payable to Non-Controlling Interests
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 11 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at December 31, 2023, the carrying value of their interests was $21 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the years ended December 31, 2023, 2022, and 2021 we allocated $6 million of income, $2 million of income, and $2 million of income, respectively, to the co-investors, which were recorded in Other expenses on our consolidated statements of income (loss).
In 2021 and in the fourth quarter of 2023, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 10 for a further discussion of the HEI securitizations. We account for the co-investors' interests in the HEI securitization entities as liabilities and at December 31, 2023, the carrying value of their interests was $60 million, representing the fair value of their economic interests in the beneficial interests issued by the HEI entities. During the years ended December 31, 2023, 2022 and 2021, the investors' share of earnings from their retained interests (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of income) were positive $8 million, positive $5 million, and positive $0.4 million, respectively, and were recorded through HEI Income, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 14. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2023, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2023 and 2022.
Table 14.1 – Short-Term Debt

	December 31, 2023
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity (2)	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$796,537	$1,150,000	7.27%	2/2024-12/2024	202
Business purpose loan warehouse	2	71,719	455,000	8.14%	5/2024-6/2024	166
Real estate securities repo	3	82,622	—	7.01%	1/2024-3/2024	26
Residential MSR warehouse	1	47,858	50,000	8.60%	10/2024	302
HEI warehouse	1	122,659	150,000	9.89%	8/2024	214
Total Short-Term Debt Facilities	11	1,121,395
Servicer advance financing	1	153,653	240,000	7.71%	12/2024	337
Subordinate securities financing	1	124,552	—	7.21%	9/2024	266
Promissory notes	N/A	16,064	—	6.97%	N/A	N/A
Convertible notes, net	N/A	142,558	—	5.63%	7/2024	197
Total Short-Term Debt		$1,558,222

	December 31, 2022
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity (2)	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$703,406	$2,550,000	6.16%	3/2023 - 12/2023	267
Business purpose loan warehouse	4	680,100	1,650,000	6.93%	3/2023 - 9/2023	179
Real estate securities repo	7	124,909	—	5.22%	1/2023 - 3/2023	27
HEI warehouse	1	111,681	150,000	8.54%	11/2023	306
Total Short-Term Debt Facilities	19	1,620,096
Servicer advance financing	1	206,510	290,000	6.67%	11/2023	305
Promissory notes	N/A	27,058	—	6.64%	N/A	N/A
Convertible notes, net	N/A	176,015	—	4.75%	8/2023	227
Total Short-Term Debt		$2,029,679

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 14. Short-Term Debt - (continued)

Footnotes to Table 14.1
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over SOFR at December 31, 2023 or 1- or 3-month LIBOR at December 31, 2022.
(2)Promissory notes payable on demand to lender with 90-day notice.

The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt facilities at December 31, 2023 and 2022.
Table 14.2 – Collateral for Short-Term Debt

(In Thousands)	December 31, 2023	December 31, 2022
Collateral Type
Held-for-sale residential loans	$907,742	$775,545
MSRs (1)	76,560	—
Business purpose loans	95,225	871,072
HEI	237,973	191,278
Real estate securities (collateralizing debt facilities)
On balance sheet	4,460	72,133
Sequoia securitizations (2)	52,333	74,170
Freddie Mac K-Series securitization (2)	33,308	31,767
CAFL securitizations (2)	32,010	—
Total real estate securities owned	122,111	178,070
Restricted cash and other assets	—	1,097
Total Collateral for Short-Term Debt Facilities	1,439,611	2,017,062
Cash	15,162	12,713
Real estate securities (collateralizing subordinate securities financing)	175,096	—
Servicer advances	225,345	269,259
Total Collateral for Short-Term Debt	$1,855,214	$2,299,034
(1)Includes certificated mortgage servicing rights classified as securities on our consolidated balance sheets.
(2)Represents securities we retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS issued from these securitizations.
For the years ended December 31, 2023 and 2022, the average balances of our short-term debt facilities were $1.14 billion and $1.65 billion, respectively. At December 31, 2023 and 2022, accrued interest payable on our short-term debt facilities was $6 million and $7 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia securitizations ("Subordinate securities financing" in Table 14.1 above). The financing is fully and unconditionally guaranteed by Redwood, and had an interest rate of approximately 4.21% through September 2022, which increased to 5.71% from October 2022 through September 2023, and increased to 7.21% from October 2023 through September 2024. The financing facility has a final maturity in September 2024. During the year ended December 31, 2023, we reclassified this facility from long-term to short-term debt when the maturity of the facility was within one year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 14. Short-Term Debt - (continued)

In connection with our acquisition of Riverbend, we assumed promissory notes that are payable on demand with a 90-day notice from the lender or which may be repaid by us with a 90-day notice. These unsecured, non-marginable, recourse notes were issued in three separate series with fixed interest rates between 6% and 8%.
During the year ended December 31, 2023, we reclassified convertible notes maturing in 2024 from long-term to short-term debt when the maturity of the notes was within one year. During the year ended December 31, 2022, we reclassified convertible notes maturing in 2023 from long-term to short-term debt when the maturity of the notes was within one year. See Note 16 for additional details on repurchases of convertible debt in 2022 and 2023.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at December 31, 2023.
Table 14.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2023
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$176,502	$620,035	$796,537
Business purpose loans	—	—	71,719	71,719
Real estate securities	53,963	28,659	124,552	207,174
MSRs	—	—	47,858	47,858
HEI	—	—	122,659	122,659
Servicer advances	—	—	153,653	153,653
Total Secured Short-Term Debt Facilities	53,963	205,161	1,140,476	1,399,600
Promissory notes (unsecured)	—	16,064	—	16,064
Convertible notes, net (unsecured)	—	—	142,558	142,558
Total Short-Term Debt	$53,963	$221,225	$1,283,034	$1,558,222

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 15. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail), with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at December 31, 2023 and 2022 along with other selected information, are summarized in the following table.
Table 15.1 – Asset-Backed Securities Issued

	December 31, 2023
(Dollars in Thousands)	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total

Certificates with principal balance	$151,106	$5,000,540	$3,472,825	$1,328,657	$402,400	$233,131	$10,588,659
Interest-only certificates at fair value	162	52,112	101,828	13,856	4,562	—	172,520
Market valuation adjustments	(12,738)	(622,522)	(209,740)	(72,742)	(14,985)	(10,643)	(943,370)
Unamortized debt discount and deferred debt issuance costs	—	—	(1,935)	(3,994)	—	—	(5,929)
ABS Issued, Net	$138,530	$4,430,130	$3,362,978	$1,265,777	$391,977	$222,488	$9,811,880
Range of weighted average interest rates, by series(3)	3.59% to 6.66%	2.67% to 6.24%	2.34% to 7.89%	3.50% to 7.5%	3.55%	3.86% to 6.70%
Stated maturities(3)	2024-2036	2047-2053	2027-2033	2028-2059	2025	2052-2053
Number of series	20	22	21	3	1	2

	December 31, 2022
(Dollars in Thousands)	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
Certificates with principal balance	$200,047	$3,595,715	$3,322,250	$1,306,652	$410,725	$108,962	$8,944,351
Interest-only certificates at fair value	180	57,871	124,928	15,328	7,379	—	205,686
Market valuation adjustments	(16,036)	(682,477)	(323,995)	(99,072)	(25,319)	(8,252)	(1,155,151)
Unamortized debt discount and deferred debt issuance costs	—	—	(7,376)	(758)	—	—	(8,134)
ABS Issued, Net	$184,191	$2,971,109	$3,115,807	$1,222,150	$392,785	$100,710	$7,986,752
Range of weighted average interest rates, by series(3)	2.69% to 5.19%	2.57% to 6.13%	2.34% to 5.92%	3.50% to 4.75%	3.41%	3.78%
Stated maturities(3)	2024 - 2036	2047-2052	2027-2032	2028-2059	2025	2052
Number of series	20	17	19	3	1	1
(1)Includes $485 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at December 31, 2023 and 2022, respectively.
(2)Includes $182 million and $86 million (principal balance) of ABS issued by re-securitization trusts sponsored by Redwood and accounted for at amortized cost at December 31, 2023 and 2022.
(3)Certain ABS issued by CAFL and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 15. Asset-Backed Securities Issued - (continued)
During the fourth quarter of 2023, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $231 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interests in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of income. At December 31, 2023, the principal balance of the ABS issued was $231 million, and the net carrying value was $232 million. The weighted average stated coupon of the ABS issued was 7.89% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in December 2025, and beginning in July 2026, the interest rate on the ABS issued increases by 1.5% through final maturity in December 2030. The ABS issued by this securitization were collateralized by $250 million of BPL bridge loans, $2 million of restricted cash and $3 million of other assets at December 31, 2023. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through December 2025), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2023, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $2 million in total, for a net carrying value of $213 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were collateralized by $225 million of BPL bridge loans, $15 million of restricted cash and $11 million other assets at December 31, 2023. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest BPL bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2023, the principal balance of the ABS issued was $270 million, and the unamortized debt discount and deferred issuance costs were $0.3 million, for a net carrying value of $270 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $287 million of BPL bridge loans, $17 million of restricted cash and $6 million of other assets at December 31, 2023. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the fourth quarter of 2023, we consolidated the assets and liabilities of a HEI securitization entity formed in connection with the securitization of HEI, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $139 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through HEI income, net on our consolidated statements of income (loss). The ABS issued by the HEI securitization entity are subject to an optional redemption in October 2025, and beginning in October 2026, the interest rate on the ABS issued increases by 3% through final maturity in 2053.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 15. Asset-Backed Securities Issued - (continued)
During the third quarter of 2021, we consolidated the assets and liabilities of the HEI securitization entity formed in connection with the securitization of HEI, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $146 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through HEI income, net on our consolidated statements of income (loss). The ABS issued by the HEI securitization entity became subject to an optional redemption in September 2023, and beginning in September 2024 the interest rate on the ABS issued increases by 2% through final maturity in 2052.
During the fourth quarter of 2023, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $184 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2023, the principal balance of the ABS issued was $182 million and the unamortized debt discount and deferred issuance costs totaled $4 million, for a net carrying value of $178 million. The stated coupon of the ABS issued was 7.50% at issuance and the final stated maturity occurs in July 2059. The ABS issued are subject to an optional redemption through November 2025, at which time, if the redemption right has not been exercised, the ABS interest rate steps up to 10.50%.
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
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At December 31, 2023, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at December 31, 2023 and 2022. Interest due on consolidated ABS issued is payable monthly.

Table 15.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2023	December 31, 2022
Legacy Sequoia	$303	$282
Sequoia	15,990	8,880
CAFL	11,537	10,918
Freddie Mac SLST (1)	4,496	3,561
Freddie Mac K-Series	1,190	1,167
Total Accrued Interest Payable on ABS Issued	$33,516	$24,808
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 16. Long-Term Debt
The table below summarizes our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2023 and 2022.
Table 16.1 – Long-Term Debt

	December 31, 2023
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility B	$101,228	$—	$101,228	N/A	5.71%	2/2025
Facility C	57,982	—	57,982	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility D	481,465	(194)	481,271	$750,000	SOFR + 2.94%	N/A
Facility E	70,858	(750)	70,108	100,000	SOFR + 3.25%	12/2025
Recourse BPL Financing
Facility F	40,827	(86)	40,741	500,000	SOFR + 2.35%-2.60%	9/2025
Facility H	244,263	—	244,263	450,000	SOFR + 2.40%-2.60%	7/2025
Facility I	176,986	—	176,986	450,000	SOFR + 2.25%-2.45%	3/2025
Facility J	8,985	(646)	8,339	100,000	AMERIBOR + 5.00%	12/2026
Total Long-Term Debt Facilities	1,182,594	(1,676)	1,180,918
Convertible notes
5.75% exchangeable senior notes	156,666	(1,528)	155,138	N/A	5.75%	10/2025
7.75% convertible senior notes	210,910	(4,878)	206,032	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(687)	138,813	N/A	SOFR + 2.51%	7/2037
Total Long-Term Debt	$1,689,670	$(8,769)	$1,680,901

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at December 31, 2023 and 2022.
Table 16.2 – Collateral for Long-Term Debt

(In Thousands)	December 31, 2023	December 31, 2022
Collateral Type
BPL bridge loans	$1,205,366	$897,782
BPL term loans	122,541	66,567
Real estate securities
Sequoia securitizations (1)	—	178,439
CAFL securitizations (1)	237,607	237,068
Total Collateral for Long-Term Debt	$1,565,514	$1,379,856
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 16. Long-Term Debt - (continued)

The following table summarizes the accrued interest payable on long-term debt at December 31, 2023 and 2022.
Table 16.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	December 31, 2023	December 31, 2022
Long-term debt facilities	$5,502	$3,364
Convertible notes
5.625% exchangeable senior notes	—	3,896
5.75% exchangeable senior notes	2,251	2,332
7.75% convertible senior notes	566	741
Trust preferred securities and subordinated notes	1,929	1,633
Total Accrued Interest Payable on Long-Term Debt	$10,248	$11,966
Recourse Subordinate Securities Financing Facilities
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
In 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility C in Table 16.1 above). The financing is guaranteed by Redwood, with an interest rate of approximately 4.75% through June 2024, increasing to 6.25% from July 2024 through June 2025, and to 7.75% from July 2025 to June 2026. The financing facility may be terminated, at our option, beginning in June 2023, and has a final maturity in June 2026.
During the third quarter of 2023, we reclassified a recourse subordinate securities financing facility (Facility A in Table 16.1 above at December 31, 2022) to short-term debt when the remaining term of this facility became less than a year. See Note 14 for a further description of this facility.
Non-Recourse Business Purpose Loan Financing Facilities
During the fourth quarter of 2023, we amended facility E (see Table 16.1 above) to decrease the borrowing limit from $335 million to $100 million.
Recourse Business Purpose Loan Financing Facilities
During the fourth quarter of 2023, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for BPL non-performing loans (Facility J in Table 16.1 above).
During the third quarter of 2023, we reclassified Facility H and Facility I in Table 16.1 above from short-term debt to long-term debt as the maturity dates for these facilities were extended to July 2025 and March 2025, respectively.
During the fourth quarter of 2022, we entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for BPL bridge loans (Facility E in table 16.1 above).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 16. Long-Term Debt - (continued)

Convertible Notes
In the second quarter of 2022, we issued $215 million principal amount of 7.75% convertible senior notes due 2027. These notes require semi-annual interest payments at a fixed annual coupon rate of 7.75% until maturity or conversion, which will be no later than June 15, 2027. After deducting the underwriting discount and offering costs, we received $208 million of net proceeds. Including amortization of deferred debt issuance costs, the effective interest expense yield on these notes was approximately 8.50% per annum. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. The initial conversion rate of the notes is 95.6823 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $10.45 per common share). During 2023, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of $0.3 million in Realized gains, net on our consolidated statements of income (loss).
In September 2019, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. After deducting the underwriting discount and offering costs, we received $195 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At December 31, 2023, these notes were exchangeable at the option of the holder at an exchange rate of 55.2644 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $18.09 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During 2023, we repurchased $5 million par value of these notes at a discount and recorded a gain on extinguishment of $0.3 million in Realized gains, net on our consolidated statements of income (loss). During 2022, we repurchased $10 million par value of these notes at a discount and recorded a gain on extinguishment of $2 million.
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.8317 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.24 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During 2023, we repurchased $7 million of this convertible debt and recorded a $0.1 million gain on extinguishment in Realized gains, net on our consolidated statements of income (loss). During 2023, we reclassified these 5.625% convertible senior notes to short-term debt, when the remaining term of these notes became less than one year.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes was approximately 5.3% per annum. During 2023, we repurchased $64 million of this convertible debt prior to its maturity date and recorded a $0.2 million gain on extinguishment in Realized gains, net on our consolidated statements of income (loss). During 2022, we repurchased $22 million of this convertible debt and recorded a $0.4 million gain on extinguishment. During 2022, we reclassified these 4.75% convertible senior notes from long-term debt to short-term debt when the remaining term of these notes became less than one year. These notes were repaid in full upon their maturity in August 2023.
Trust Preferred Securities and Subordinated Notes
At December 31, 2023, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month SOFR plus 2.51% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 17. Commitments and Contingencies
Lease Commitments
At December 31, 2023, we were obligated under 10 non-cancelable operating leases with expiration dates through 2031 for $16 million of cumulative lease payments. Our operating lease expense was $5 million, $5 million, and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents our future lease commitments at December 31, 2023.
Table 17.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2023
2024	$4,656
2025	3,687
2026	3,520
2027	2,588
2028	1,122
2029 and thereafter	869
Total Lease Commitments	16,442
Less: Imputed interest	(1,717)
Operating Lease Liabilities	$14,725
Leasehold improvements for our offices are amortized into expense over the lease term. There were $2 million of unamortized leasehold improvements at December 31, 2023. For each of the years ended December 31, 2023, 2022, and 2021, we recognized $0.5 million of leasehold amortization expense.
During the year ended December 31, 2023, we entered into two new office leases. At December 31, 2023, our operating lease liabilities were $15 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $13 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for our leases was 4 years and 5.3%, respectively.
Commitment to Fund BPL Bridge Loans
As of December 31, 2023, we had commitments to fund up to $542 million of additional advances on existing BPL bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At December 31, 2023 and 2022, we carried a $1 million and $2 million contingent liability, respectively, related to these commitments to fund construction advances. During the years ended December 31, 2023 and 2022, we recorded a net market valuation gain of $1.0 million and a net market valuation loss of $0.5 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 17. Commitments and Contingencies - (continued)

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
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At December 31, 2023, we had funded $16 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons investment. At December 31, 2023, we had funded $2 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
Commitment to Fund Joint Venture
In the second quarter of 2023, we established a joint venture with a global investment manager to invest in BPL bridge loans originated by our CoreVest subsidiary. In accordance with the terms of the joint venture, we will offer to sell certain BPL bridge loans we originate into the joint venture that meet specified criteria at contractually pre-established prices. Additionally, we have a commitment to contribute up to $17 million to the joint venture to fund the joint venture's purchase of BPL bridge loans, under the updated terms of the joint venture. At December 31, 2023, we had contributed $3 million of capital to the joint venture.
Riverbend Contingent Consideration
As part of the consideration for our acquisition of Riverbend, we may make earnout payments payable in cash, based on generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25.3 million. These contingent earnout payments are classified as a contingent consideration liability on our consolidated balance sheets and carried at fair value. At December 31, 2023, our estimated fair value of this contingent liability was zero.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At December 31, 2023, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At December 31, 2023, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the years ended December 31, 2023, 2022, and 2021, other income related to these arrangements was $1 million, $1 million and $3 million, respectively, and was included in Other income on our consolidated statements of income (loss).
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at December 31, 2023, the loans had an unpaid principal balance of $397 million, a weighted average FICO score of 761 (at origination) and LTV ratio of 74% (at origination). At December 31, 2023, $7 million of the loans were 90 or more days delinquent, of which five of these loans with an unpaid principal balance of $1.0 million were in foreclosure. At December 31, 2023, the carrying value of our guarantee obligation was $6 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 17. Commitments and Contingencies - (continued)

Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At December 31, 2023 and 2022, assets of such SPEs totaled $28 million and $30 million, respectively, and liabilities of such SPEs totaled $6 million and $6 million, respectively.
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
At December 31, 2023 and 2022, our repurchase reserve associated with our residential loans and MSRs was $5 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received one and fourteen repurchase requests during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022, and 2021, we repurchased five loans, one loan, and two loans, respectively. During the years ended December 31, 2023, 2022, and 2021, we recorded a net reversal of repurchase provision of $1 million, a net reversal of repurchase provision of $3 million, and a repurchase provision expense of $1 million, respectively, that were recorded in Mortgage banking activities, net and Other income on our consolidated statements of income (loss) and had charge-offs of $77 thousand, $43 thousand, and $0.2 million, respectively.
At December 31, 2023 and 2022, our repurchase reserve associated with our business purpose loans was zero and $1 million, respectively. We received fifteen and eight repurchase requests for business purpose loans during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we repurchased twelve and zero business purpose loans, respectively. During the years ended December 31, 2023 and 2022, we a recorded repurchase provision expense of zero and $1 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss) and had no charge-offs in either year.
Loss Contingencies — Litigation, Claims and Demands
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 17. Commitments and Contingencies - (continued)

In accordance with GAAP, we review the need for any loss contingency reserves related to litigation, claims or demands and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review. Regarding the FHLB-Seattle or Schwab litigation matters referenced in Note 17 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading "Loss Contingencies – Litigation, Claims and Demands," based on our review as of December 31, 2023, we no longer maintain loss contingency reserves in respect of these matters.
In the ordinary course of any litigation matter, we may engage in formal or informal settlement communications with the plaintiffs or co-defendants. Any settlement communications we engage in are one of the factors that may result in our determination to establish a loss contingency reserve. We cannot be certain that any matters will be resolved through a settlement prior to litigation and we cannot be certain that the resolution any litigation matter, whether through trial, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period. With respect to any litigation, claims or demands, future developments (including resolution of substantive pre-trial motions, receipt of additional information and documents (such as through pre-trial discovery), new or additional settlement communications with plaintiffs, or resolutions of similar claims against other defendants in these matters) could result in our concluding in the future to establish new or additional loss contingency reserves or to disclose an estimate of reasonably possible losses in excess of any previously-established reserve. Our actual losses with respect to any litigation matters may be materially higher than the aggregate amount of loss contingency reserves we have established, including in the event that any litigation matter proceeds to trial and the plaintiff prevails. Other factors that could result in our concluding to establish new or additional loss contingency reserves or estimate additional reasonably possible losses, or could result in our actual losses with respect to litigation matters being materially higher than the aggregate amount of loss contingency reserves we have established include that: there are significant factual and legal issues to be resolved; information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies; and we may have additional obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to litigation matters that could increase our potential losses.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 18. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2023 and 2022.
Table 18.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Years Ended December 31,
	2023		2022
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$3,435	$(72,303)	$67,503	$(76,430)
Other comprehensive income (loss) before reclassifications	6,230	—	(64,704)	—
Amounts reclassified from other accumulated comprehensive income (loss)	554	4,127	636	4,127
Net current-period other comprehensive income (loss)	6,784	4,127	(64,068)	4,127
Balance at End of Period	$10,219	$(68,176)	$3,435	$(72,303)
The following table provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022.
Table 18.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Year Ended December 31,
(In Thousands)	Income Statement	2023	2022
Net Realized (Gain) Loss on AFS Securities
Increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$(58)	$2,541
Gain on sales and calls of AFS securities	Realized gains, net	612	(1,905)
		$554	$636
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$4,127	$4,127
		$4,127	$4,127
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, we issued 16.8 million. 5.2 million and 1.6 million of common shares for net proceeds of $124 million, $67 million and $20 million under this program, respectively. During 2022, we increased the capacity of this program to $175 million, of which approximately $50 million remained outstanding for future offerings under this program at December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 18. Equity - (continued)

Issuance of Preferred Stock
In January 2023, Redwood issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the year ended December 31, 2023, the Company declared preferred stock dividends of $2.47917 per share. At December 31, 2023, preferred dividends payable totaling $1 million for the fourth quarter 2023 dividend were included in Accrued expenses and other liabilities and were payable on January 16, 2024 to preferred stockholders of record on December 28, 2023.
Direct Stock Purchase and Dividend Reinvestment Plan
During the years ended December 31, 2023 and 2022, we did not issue shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At December 31, 2023, approximately 6 million shares remained outstanding for future offerings under this plan.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2023, 2022, and 2021.
Table 18.3 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2023	2022	2021
Basic (Loss) Earnings per Common Share:
Net (loss) income (related) attributable to common stockholders	$(8,958)	$(163,520)	$319,613
Less: Dividends and undistributed earnings allocated to participating securities	(3,999)	(4,335)	(10,635)
Net (loss) income allocated to common stockholders	$(12,957)	$(167,855)	$308,978
Basic weighted average common shares outstanding	116,283,328	117,227,846	113,230,190
Basic (Loss) Earnings per Common Share	$(0.11)	$(1.43)	$2.73
Diluted (Loss) Earnings per Common Share:
Net (loss) income (related) attributable to common stockholders	$(8,958)	$(163,520)	$319,613
Less: Dividends and undistributed earnings allocated to participating securities	(3,999)	(4,335)	(9,880)
Add back: interest expense of convertible notes assumed converted for the period, net of tax	—	—	27,463
Net (loss) income allocated to common stockholders	$(12,957)	$(167,855)	$337,196
Weighted average common shares outstanding	116,283,328	117,227,846	113,230,190
Net effect of dilutive equity awards	—	—	273,236
Net effect of assumed convertible notes conversion to common shares	—	—	28,566,875
Diluted weighted average common shares outstanding	116,283,328	117,227,846	142,070,301
Diluted (Loss) Earnings per Common Share	$(0.11)	$(1.43)	$2.37

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 18. Equity - (continued)

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
During the years ended December 31, 2023 and 2022, none of our convertible notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible and exchangeable notes due in 2023, 2024 and 2025, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS. For the year ended December 31, 2021, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method.
For the years ended December 31, 2023 and 2022, 42,229,598 and 40,081,997 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the years ended December 31, 2023, 2022, and 2021, the number of outstanding equity awards that were antidilutive totaled 105,592, 226,975, and 18,736, respectively.
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. During the year ended December 31, 2023, we repurchased zero shares of our common stock, zero shares of our preferred stock, and repurchased $81 million of our convertible and exchangeable debt. During the year ended December 31, 2022, we repurchased 7.1 million shares of our common stock for $56 million and repurchased $32 million of our convertible notes. At December 31, 2023, $101 million of the current authorization remained available for the repurchase of shares of our common stock, $70 million remained available for repurchases of shares of our preferred stock, and we also continued to be authorized to repurchase outstanding debt securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 19. Equity Compensation Plans
During the second quarter of 2023, Redwood shareholders approved an additional 9,650,000 shares of common stock for grant under our Incentive Plan. At December 31, 2023 and 2022, 10,211,459 and 2,896,604 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan which are settled by delivery of shares of common stock, and purchases under the Employee Stock Purchase Plan, totaled $38 million at December 31, 2023, as shown in the following table.
Table 19.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2023
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$5,068	$19,849	$15,271	$—	$40,188
Equity grants	2,167	11,107	8,755	282	22,311
Performance-based valuation adjustment	—	—	(4,553)	—	(4,553)
Equity grant forfeitures	(1,115)	(719)	—	—	(1,834)
Equity compensation expense	(2,954)	(11,317)	(3,954)	(282)	(18,507)
Unrecognized Compensation Cost at End of Period	$3,166	$18,920	$15,519	$—	$37,605

At December 31, 2023, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Awards ("RSAs")
The following table summarizes the activities related to RSAs for the years ended December 31, 2023, 2022, and 2021.
Table 19.2 – Restricted Stock Awards Activities

	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	—	$—	28,141	$14.74	78,998	$15.23
Granted	—	—	—	—	—	—
Vested	—	—	(27,800)	14.74	(50,857)	15.50
Forfeited	—	—	(341)	14.66	—
Outstanding at End of Period	—	$—	—	$—	28,141	$14.74
The expenses recorded for RSAs were zero, $0.1 million, and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there were no restricted stock awards outstanding or any remaining unrecognized compensation costs related to these awards.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 19. Equity Compensation Plans - (continued)
Restricted Stock Units ("RSUs")
The following table summarizes the activities related to RSUs for the years ended December 31, 2023, 2022, and 2021.
Table 19.3 – Restricted Stock Units Activities

	Years Ended December 31,
	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	806,119	$9.22	431,072	$11.55	282,424	$16.09
Granted	275,005	7.88	558,388	8.38	272,261	8.80
Vested	(354,813)	9.21	(134,426)	12.56	(78,270)	15.93
Forfeited	(132,741)	8.40	(48,915)	11.04	(45,343)	15.75
Outstanding at End of Period	593,570	$8.79	806,119	$9.22	431,072	$11.55
We generally grant RSUs annually, as part of our compensation process. In addition, RSUs are granted from time to time in connection with hiring and promotions. RSUs generally vest over the course of a four-year vesting period, and are distributed annually, at the end of each vesting period.
The expenses recorded for RSUs were $3 million, $3 million, and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $3 million of unrecognized compensation cost related to unvested RSUs. This cost will be recognized over a weighted average period of less than 2 years. Restrictions on shares underlying RSUs outstanding lapse through 2027.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 19. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2023, 2022, and 2021.
Table 19.4 – Deferred Stock Units Activities

	Years Ended December 31,
	2023		2022		2021
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	4,831,338	$11.31	4,022,088	$12.93	2,805,144	$13.84
Granted	1,499,621	7.77	1,759,344	8.83	1,588,862	12.04
Distributions	(1,459,666)	11.71	(551,401)	11.35	(340,757)	15.82
Forfeitures	(50,121)	7.54	(398,693)	12.07	(31,161)	17.65
Balance at End of Period	4,821,172	$10.13	4,831,338	$11.31	4,022,088	$12.93
We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. DSUs generally vest over the course of a four-year vesting period, and are distributed after the end of the final vesting period or after an employee is terminated. At December 31, 2023 and 2022, the number of outstanding DSUs that were unvested was 2,536,692 and 2,335,551, respectively, and the weighted average grant-date fair value of these unvested DSUs was $9.05 and $10.74 at December 31, 2023 and 2022, respectively. Unvested DSUs at December 31, 2023 will vest through 2027.
Expenses related to DSUs were $11 million, $13 million, and $9 million for the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, there was $19 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than 2 years.
Performance Stock Units (“PSUs”)
We generally grant PSUs annually, as part of our compensation process. PSUs generally have performance-based vesting over the course of a three-year vesting/performance period, and, subject to meeting certain performance criteria, will vest and be distributed after the end of the vesting period.
At December 31, 2023 and 2022, the target number of PSUs that were unvested was 3,072,039 and 2,354,002, respectively. During 2023, 2022, and 2021, 993,868, 1,086,153, and 518,173 target number of PSUs were granted, respectively, with per unit grant date fair values of $8.81, $9.09, and $15.68, respectively. The end of the vesting period for 473,845 target PSU awards that were granted in 2020 was January 1, 2024, and based upon the performance-based vesting criteria of these awards, approximately 560,000 shares of our common stock underlying these PSUs qualified for vesting, subject to approval by our Board of Directors during the first quarter of 2024. During the years ended December 31, 2023, 2022, and 2021 there were no PSUs forfeited due to employee departures.
With respect to 993,868, 1,086,153, 518,173, and 473,845 target number of PSUs granted in December 2023, December 2022, December 2021, and December 2020, respectively, and outstanding at December 31, 2023, the number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of PSUs granted, with the target number of PSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Vesting of these PSUs will generally occur as of January 1, 2027 for the December 2023 awards, January 1, 2026 for the December 2022 awards, January 1, 2025 for the December 2021 awards, and occurred

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 19. Equity Compensation Plans - (continued)
on January 1, 2024 for the December 2020 awards. Vesting criteria for these awards are based on a three-step process as described below.
With respect to the December 2023 and 2022 PSU awards:
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
The grant date fair value of the December 2023 PSUs of $8.81 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2024 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For the 2023 PSU grant, an implied volatility assumption of 35.85% (based on historical volatility), a risk-free rate of 4.04% (the applicable interpolated U.S. Treasury benchmark rate), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
The grant date fair value of the December 2022 PSUs of $9.09 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2023 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For the 2022 PSU grant, an implied volatility assumption of 69% (based on historical volatility), a risk-free rate of 3.91% (the applicable interpolated U.S. Treasury benchmark rate), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 19. Equity Compensation Plans - (continued)
The grant date fair value of the December 2021 PSUs of $15.68 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2022 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For the 2021 PSU grant, an implied volatility assumption of 59% (based on historical volatility), a risk-free rate of 0.98% (the three-year U.S. Treasury benchmark rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
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
Expenses related to PSUs were $4 million for the year ended December 31, 2023, $4 million for the year ended December 31, 2022, and $3 million for the year ended December 31, 2021. As of December 31, 2023, there was $16 million of unrecognized compensation cost related to unvested PSUs.
During 2023, for PSUs granted in 2022, 2021 and 2020, we adjusted the cumulative expected amortization expense down by $5 million to reflect our revised vesting estimates for certain PSU grants. For PSUs granted in 2021 and 2020, our revised estimates were that none of the shares would vest in relation to the bvTSR performance condition for the second-year vesting tranche of the 2021 PSU grant and the third-year vesting tranche of the 2020 PSU grant. For PSUs granted in 2022, our revised estimate was that 75% of the shares would vest in relation to the bvTSR performance condition.
During 2022, for PSUs granted in 2021 and 2020, we adjusted the cumulative expected amortization expense down by $3 million to reflect our revised vesting estimate that none of the shares would vest in relation to the bvTSR performance condition for the initial one-year vesting tranche of the 2021 PSU grant and the second-year vesting tranche of the 2020 PSU grant. During 2021, for PSUs granted in 2020, we adjusted the cumulative expected amortization expense up by $1 million to reflect our revised estimate that 200% of the target shares would vest in relation to the bvTSR performance condition for the initial one-year vesting tranche.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2023, 763,369 shares had been purchased, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2023.
The following table summarizes the outstanding liability and activities related to the ESPP for the years ended December 31, 2023, 2022, and 2021.
Table 19.5 – Employee Stock Purchase Plan Payable and Activities

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Balance at beginning of period	$36	$7	$17
Employee purchases	567	584	595
Cost of common stock issued	(597)	(555)	(605)
Balance at End of Period	$6	$36	$7

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 19. Equity Compensation Plans - (continued)
Executive Deferred Compensation Plan
The following table summarizes the outstanding liability and activities related to the EDCP for the years ended December 31, 2023, 2022, and 2021.
Table 19.6 – EDCP Payable and Activities

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Balance at beginning of period	$3,307	$2,730	$2,289
New deferrals	1,069	1,083	1,017
Accrued interest	155	108	56
Withdrawals	(1,333)	(614)	(632)
Balance at End of Period	$3,198	$3,307	$2,730
In November 2023, our Board of Directors approved an amendment to the EDCP to increase by 100,000 shares the shares available to allow non-employee directors to defer certain cash payments and dividends into DSUs. At December 31, 2023, there were 169,969 shares available for grant under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 20. Mortgage Banking Activities
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the years ended December 31, 2023, 2022, and 2021.
Table 20.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Residential Consumer Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$42,976	$(131,675)	$83,733
Trading securities (2)	(159)	4,249	(352)
Risk management derivatives (3)	(17,908)	100,713	38,352
Other income (expense), net (4)	2,873	5,431	5,418
Total residential consumer mortgage banking activities, net	27,782	(21,282)	127,151

Residential Investor Mortgage Banking Activities, Net:
Changes in fair value of:
BPL term loans, at fair value (1)	16,500	(91,690)	63,872
BPL bridge loans, at fair value	5,704	2,679	8,253
Risk management derivatives (3)	(914)	56,731	2,708
Other income, net (5)	18,314	39,903	33,760
Total residential investor mortgage banking activities, net	39,604	7,623	108,593
Mortgage Banking Activities, Net	$67,386	$(13,659)	$235,744
(1)For residential loans, includes changes in fair value for associated loan purchase commitments. For business purpose loans, includes changes in fair value for associated interest rate lock commitments.
(2)Represents fair value changes on trading securities that are being used as hedges to manage the mark-to-market risks associated with our residential consumer mortgage banking operations.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 21. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the years ended December 31, 2023, 2022 and 2021.
Table 21.1 – Other Income, Net

	Years Ended December 31,
(In Thousands)	2023	2022	2021
MSR income (loss), net(1)	$7,033	$14,879	$2,380
Risk share income	716	1,289	2,815
Bridge Loan fees (2)	8,213	5,276	4,378
Earnings (loss) from equity method investments	(3,221)	(1,819)	—
Other, net	145	1,579	2,445
Other Income, Net	$12,886	$21,204	$12,018
(1)Includes servicing fees and fair value changes for MSRs and related hedges, net.
(2)Includes asset management fees, extension fees, default interest and other fees.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 22. Operating Expenses
Components of our general and administrative expenses, portfolio management costs, loan acquisition costs, and other expenses for the years ended December 31, 2023, 2022 and 2021 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Years Ended December 31,
(In Thousands)	2023	2022	2021
General and Administrative Expenses
Fixed compensation expense(1)	$53,525	$63,642	$46,328
Annual variable compensation expense	14,752	12,873	58,569
Long-term incentive award expense (2)	24,854	23,101	19,938
Acquisition-related equity compensation expense (3)	—	—	3,813
Systems and consulting	12,454	14,193	14,445
Office costs	8,590	8,574	7,837
Accounting and legal	5,191	6,644	4,975
Corporate costs	3,628	3,675	3,388
Other	5,301	8,206	5,925
Total General and Administrative Expenses	128,295	140,908	165,218

Portfolio Management Costs	14,571	7,951	5,758

Loan Acquisition Costs
Commissions	3,746	7,154	7,116
Underwriting costs	1,633	3,368	7,645
Transfer and holding costs	1,787	1,244	1,458
Total Loan Acquisition Costs	7,166	11,766	16,219

Other Expenses
Amortization of purchase-related intangible assets	12,430	13,969	15,304
Other(4)	3,808	1,621	1,391
Total Other Expenses	16,238	15,590	16,695
Total Operating Expenses	$166,270	$176,215	$203,890
(1)Includes $2 million and $7 million of severance and transition-related expenses for the years ended December 31, 2023 and 2022, respectively.
(2)For the years ended December 31, 2023, 2022 and 2021, long-term incentive award expense includes $18 million, $20 million and $14 million, respectively, of expense for awards settleable in shares of our common stock and $6 million, $3 million and $6 million, respectively, of expense for awards settleable in cash.
(3)Acquisition-related equity compensation expense relates to 588,260 shares of restricted stock that were issued to members of CoreVest management as a component of the consideration paid to them for our purchase of their interests in CoreVest in 2019.
(4)For the year ended December 31, 2023, Other includes a $6 million allocation of income to our servicing investment co-investors, net of a contra-expense for the reversal of a $2 million litigation reserve.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 22. Operating Expenses - (continued)
Cash-Settled Deferred Stock Units ("csDSUs")
During the years ended December 31, 2022 and 2021, $3 million and $4 million of csDSUs, respectively, were granted to certain executive officers and non-executive employees that vest over four-year periods through 2026. These awards will be fully vested and payable in cash with a vested award value based on the closing market price of our common stock on their respective final vesting dates. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period. For the years ended December 31, 2023, 2022 and 2021, we recognized an expense of $3 million, $1 million and $2 million, respectively, for csDSUs in "Long-term incentive award expense," as presented in Table 22.1 above. At December 31, 2023 and December 31, 2022, the unamortized compensation cost of csDSUs was $4 million and $5 million, respectively. The compensation costs associated with these awards are adjusted for changes in the value of our common stock at the end of each reporting period.
Cash-Settled Restricted Stock Units ("csRSUs")
During the year ended December 31, 2023, $4 million of csRSUs were granted to certain executive officers that will vest over the next four years through 2027. On each vesting date over the four-year vesting period, cash in an amount equal to the value of the common stock underlying the csRSUs that vest on such vesting date will be distributed to the recipients. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period. At December 31, 2023, the liability associated with these awards was $0.2 million, and unamortized compensation cost of the csRSUs was $4 million. For the year ended December 31, 2023, we recognized an expense of $0.2 million for csRSUs in "Long-term incentive award expense," as presented in Table 22.1 above. The compensation costs associated with these awards are adjusted for changes in the value of our common stock at the end of each reporting period.
Cash Settled Performance Stock Units
During the year ended December 31, 2023, $6 million of cash-settled performance stock units ("csPSUs") were granted to certain executive and non-executive employees which vest over approximately three years through January 1, 2026. The target number of csPSUs that were granted totaled 663,499 units based on a per unit grant-date fair value of $9.75. The equivalent number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of csPSUs granted, with the target number of csPSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Upon vesting, the recipient will receive the settlement of the vested shares in cash based on the closing market price of our common stock on the final vesting date. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of the csPSUs at the end of each reporting period. At December 31, 2023, the liability associated with these awards was $2 million, and unamortized compensation expense of the csPSUs was $4 million. For the year ended December 31, 2023, we recognized an expense of $2 million for csPSUs in "Long-term incentive award expense," as presented in Table 22.1 above.
The grant date fair value of these csPSUs of $9.75 per unit was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2023 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For this csPSU grant, an implied volatility assumption of 71% (based on historical volatility), a risk-free rate of 4.23% (the applicable interpolated U.S. Treasury bench-mark rate), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 22. Operating Expenses - (continued)
With respect to the csPSU awards granted during the year ended December 31, 2023:
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
Long-Term Cash-Based Awards
During the years ended December 31, 2023, 2022 and 2021, $1 million, $3 million and $1 million of long-term cash-based retention awards were granted to certain executive and non-executive employees, respectively, that vest and be paid over one to three-year periods, subject to continued employment through the vesting periods through 2025. During the year ended December 31, 2022, $2 million of cash-based retention awards that were granted during 2020 and 2022 were forfeited due to employee terminations. Additionally, during 2020, Cash Performance Awards with an aggregate granted award value of $2 million, were granted to certain executive and non-executive employees. During 2023, these awards failed to reach a threshold level under their performance-based vesting criteria and resulted in the vesting of zero Cash Performance Awards. At December 31, 2023, the liability associated with long-term cash-based awards was $1 million, and the unamortized compensation expense of these awards was $1 million.
The value of long-term cash-based awards are generally amortized into expense on a straight-line basis over each award's respective vesting period. For the years ended December 31, 2023, 2022 and 2021, General and administrative expenses included $2 million, $1 million and $3 million of aggregate expense, respectively, related to long-term cash-based awards and the Cash Performance awards.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 23. Taxes
Components of our net deferred tax assets at December 31, 2023 and 2022 are presented in the following table.
Table 23.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2023	December 31, 2022
Deferred Tax Assets
Net operating loss carryforward – state	$98,442	$102,795
Net capital loss carryforward – state	18,191	17,244
Net operating loss carryforward – federal	21,398	18,738
Net capital loss carryforward – federal	59	—
Real estate assets	—	2,851
Allowances and accruals	1,680	3,035
Goodwill and intangible assets	26,192	26,193
Other	1,644	3,803
Tax effect of unrealized (gains) / losses – OCI	—	365
Total Deferred Tax Assets	167,606	175,024
Deferred Tax Liabilities
Real estate assets	(979)	—
Mortgage servicing rights	(7,284)	(7,475)
Interest rate agreements	(2,237)	(2,780)
Total Deferred Tax Liabilities	(10,500)	(10,255)
Valuation Allowance	(116,991)	(122,838)
Total Net Deferred Tax Asset, net of Valuation Allowance	$40,115	$41,931
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
Realization of our deferred tax assets ("DTAs") at December 31, 2023, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly. While we earned positive GAAP income at our TRS in 2023, it was less than the GAAP losses incurred at our TRS in 2022; therefore, we closely analyzed our estimate of the realizability of our net deferred tax assets in whole and in part. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. This evaluation requires significant judgment and changes to our assumptions could result in a material change in the valuation allowance. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as we remained uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs. The net decrease in the total valuation allowance was $6 million in 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 23. Taxes (continued)

Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2020 to 2023, and State, 2019 to 2023) and, at December 31, 2023 and 2022, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
At December 31, 2023, our federal NOL carryforward at the REIT was $37 million, of which $29 million will expire in 2029 and $9 million will carry forward indefinitely. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2023, our taxable REIT subsidiaries had $102 million of federal NOLs which will carry forward indefinitely. Redwood and its taxable REIT subsidiaries accumulated estimated state NOLs of $1.1 billion at December 31, 2023. These NOLs expire beginning in 2031. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2023, 2022, and 2021.
Table 23.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Current Provision for Income Taxes
Federal	$20	$340	$28,718
State	92	496	9,859
Total Current Provision for Income Taxes	112	836	38,577
Deferred Provision (Benefit From) for Income Taxes
Federal	1,977	(19,083)	(17,172)
State	(454)	(1,673)	(2,927)
Total Deferred Provision (Benefit From) for Income Taxes	1,523	(20,756)	(20,099)
Total Provision (Benefit From) for Income Taxes	$1,635	$(19,920)	$18,478

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 23. Taxes (continued)

The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2023, 2022, and 2021.
Table 23.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2023	December 31, 2022	December 31, 2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect, as applicable	51.7%	0.9%	1.8%
Differences in taxable income from GAAP income	(2.7)%	(0.5)%	(2.9)%
Change in valuation allowance	—%	—%	(4.9)%
REIT GAAP income or loss not subject to federal income tax	(325.9)%	(10.5)%	(9.5)%
Effective Tax Rate	(255.9)%	10.9%	5.5%
The December 31, 2023 effective tax rate is negative and appears outsized due to a relatively small consolidated GAAP loss and a provision for income taxes recorded against TRS GAAP income well in excess of the consolidated loss.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 24. Segment Information
Redwood operates in three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking and Investment Portfolio. In the fourth quarter of 2023, we updated the names of two of our segments: Residential Mortgage Banking was changed to Residential Consumer Mortgage Banking; and Business Purpose Mortgage Banking was changed to Residential Investor Mortgage Banking. No changes were made to the composition of the segments. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Item 1—Business in this Annual Report on Form 10-K.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments, as well as activity at certain consolidated Legacy Sequoia Securitization entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense for our convertible notes and trust preferred securities (and in 2023 and 2022, realized gains from the repurchase of convertible notes), indirect general and administrative expenses and other expense. In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our investment portfolio segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. All of our loans are accounted for under the fair value option and amounts transferred between segments are accounted for at fair value at the time of transfer.
The following tables present financial information by segment for the years ended December 31, 2023, 2022, and 2021.
Table 24.1 – Business Segment Financial Information

	Year Ended December 31, 2023
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$25,404	$15,896	$665,152	$18,010	$724,462
Interest expense	(24,114)	(13,078)	(526,547)	(67,780)	(631,519)
Net interest income (expense)	1,290	2,818	138,605	(49,770)	92,943
Non-interest income (loss)
Mortgage banking activities, net	27,782	39,604	—	—	67,386
Investment fair value changes, net	1,076	—	(42,322)	(3,154)	(44,400)
HEI income, net	—	—	35,117	—	35,117
Other income, net	—	5,613	10,361	(3,088)	12,886
Realized gains, net	—	—	858	841	1,699
Total non-interest income (loss), net	28,858	45,217	4,014	(5,401)	72,688
General and administrative expenses	(17,171)	(44,547)	(5,638)	(60,939)	(128,295)
Portfolio management costs	—	—	(14,516)	(55)	(14,571)
Loan acquisition costs	(1,266)	(5,900)	—	—	(7,166)
Other expenses (1)	—	(12,442)	(5,796)	2,000	(16,238)
(Provision for) benefit from income taxes	(1,659)	2,279	(2,946)	691	(1,635)
Segment Contribution	$10,052	$(12,575)	$113,723	$(113,474)
Net (Loss)					$(2,274)
Non-cash amortization (expense) income, net	$(1,097)	$(13,610)	$(8,657)	$(8,176)	$(31,540)
(1)Corporate/other includes contra-expense from reversal of litigation reserve. See Note 17 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 24. Segment Information (continued)

Table 24.1 – Business Segment Financial Information (continued)

	Year Ended December 31, 2022
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$45,202	$28,674	$627,134	$6,844	$707,854
Interest expense	(32,735)	(18,041)	(445,154)	(56,470)	(552,400)
Net interest income (expense)	12,467	10,633	181,980	(49,626)	155,454
Non-interest (loss) income
Mortgage banking activities, net	(21,282)	7,623	—	—	(13,659)
Investment fair value changes, net	—	—	(193,862)	15,590	(178,272)
HEI income, net	—	—	2,714	—	2,714
Other income, net	—	3,509	18,596	(901)	21,204
Realized gains, net	—	—	3,174	2,160	5,334
Total non-interest (loss) income, net	(21,282)	11,132	(169,378)	16,849	(162,679)
General and administrative expenses	(22,566)	(56,557)	(6,036)	(55,749)	(140,908)
Portfolio management costs	—	—	(7,951)	—	(7,951)
Loan acquisition costs	(3,085)	(8,681)	—	—	(11,766)
Other expenses	74	(13,969)	(1,695)	—	(15,590)
Benefit from (provision for) income taxes	12,814	13,157	(6,051)	—	19,920
Segment Contribution	$(21,578)	$(44,285)	$(9,131)	$(88,526)
Net (Loss)					$(163,520)
Non-cash amortization (expense) income, net	$(1,075)	$(15,071)	$2,507	$(8,289)	$(21,928)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 24. Segment Information (continued)

Table 24.1 – Business Segment Financial Information (continued)

	Year Ended December 31, 2021
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$48,953	$14,054	$507,173	$4,746	$574,926
Interest expense	(26,963)	(7,230)	(351,635)	(40,921)	(426,749)
Net interest income (expense)	21,990	6,824	155,538	(36,175)	148,177
Non-interest income (loss)
Mortgage banking activities, net	127,151	108,593	—	—	235,744
Investment fair value changes, net	—	—	116,189	(1,565)	114,624
HEI income, net	—	—	13,425	—	13,425
Other income, net	—	1,046	10,021	951	12,018
Realized gains, net	—	—	17,993	—	17,993
Total non-interest income (loss), net	127,151	109,639	157,628	(614)	393,804
General and administrative expenses	(33,574)	(46,586)	(7,992)	(77,066)	(165,218)
Portfolio management costs	—	—	(5,758)	—	(5,758)
Loan acquisition costs	(7,480)	(8,100)	(635)	(4)	(16,219)
Other expense	104	(15,127)	(1,689)	17	(16,695)
(Provision for) benefit from income taxes	(25,777)	(8,122)	(3,862)	19,283	(18,478)
Segment Contribution	$82,414	$38,528	$293,230	$(94,559)
Net Income					$319,613
Non-cash amortization income (expense), net	$(82)	$(16,452)	$(20,781)	$(7,878)	$(45,193)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 24. Segment Information (continued)

The following table presents the components of Corporate/Other for the years ended December 31, 2023, 2022, and 2021.
Table 24.2 – Components of Corporate/Other

	Years Ended December 31,
	2023			2022			2021
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$10,326	$7,684	$18,010	$5,672	$1,172	$6,844	$4,709	$37	$4,746
Interest expense	(9,980)	(57,800)	(67,780)	(5,206)	(51,264)	(56,470)	(3,040)	(37,881)	(40,921)
Net interest income (expense)	346	(50,116)	(49,770)	466	(50,092)	(49,626)	1,669	(37,844)	(36,175)
Non-interest income (loss)
Investment fair value changes, net	(160)	(2,994)	(3,154)	(1,302)	16,892	15,590	(1,558)	(7)	(1,565)
Other income, net	—	(3,088)	(3,088)	—	(901)	(901)	—	951	951
Realized gains, net	—	841	841	—	2,160	2,160	—	—	—
Total non-interest (loss) income, net	(160)	(5,241)	(5,401)	(1,302)	18,151	16,849	(1,558)	944	(614)
General and administrative expenses	—	(60,939)	(60,939)	—	(55,749)	(55,749)	—	(77,066)	(77,066)
Portfolio management costs	—	(55)	(55)	—	—	—	—	—	—
Loan acquisition costs	—	—	—	—	—	—	—	(4)	(4)
Other expenses	—	2,000	2,000	—	—	—	—	17	17
Benefit from income taxes	—	691	691	—	—	—	—	19,283	19,283
Total	$186	$(113,660)	$(113,474)	$(836)	$(87,690)	$(88,526)	$111	$(94,670)	$(94,559)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 24. Segment Information (continued)

The following table presents supplemental information by segment at December 31, 2023 and 2022.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
December 31, 2023
Residential loans	$911,192	$—	$5,999,706	$139,739	$7,050,637
Business purpose loans	—	180,250	5,040,048	—	5,220,298
Consolidated Agency multifamily loans	—	—	425,285	—	425,285
Real estate securities	4,995	—	122,802	—	127,797
Home equity investments	—	—	550,323	113	550,436
Other investments	—	—	287,822	56,108	343,930
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	28,462	—	—	28,462
Total assets	971,535	293,225	12,718,201	521,366	14,504,327

December 31, 2022
Residential loans	$628,160	$—	$4,800,096	$184,932	$5,613,188
Business purpose loans	—	364,073	4,968,513	—	5,332,586
Consolidated Agency multifamily loans	—	—	424,551	—	424,551
Real estate securities	—	—	240,475	—	240,475
Home equity investments	—	—	403,462		403,462
Other investments	—	—	334,420	56,518	390,938
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	40,892	—	—	40,892
Total assets	660,916	487,159	11,303,991	578,833	13,030,899

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 25. Subsequent Events
In January 2024, Redwood issued $60 million of 9.125% senior notes due 2029 (the "Notes"). The Notes are senior unsecured obligations of Redwood and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on June 1, 2024. The Notes mature on March 1, 2029. We may redeem the notes, in whole or in part, at any time on or after March 1, 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2023

(In Thousands) Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential Loans Held-for-Investment
At Legacy Sequoia (1):
ARM loans	1,054	1.25%	to	7.88%	2024-04	-	2036-03	$138,562	$4,141
Hybrid ARM loans	5	4.88%	to	6.63%	2033-07	-	2034-03	1,177	—
At Sequoia (1):
Hybrid ARM loans	17	3.38%	to	7.63%	2042-06	-	2049-08	10,581	—
Fixed loans	6,053	1.88%	to	8.50%	2026-08	-	2053-11	4,629,883	8,882
At Freddie Mac SLST (2):
Fixed loans	10,302	2.00%	to	11.00%	2023-12	-	2063-11	1,359,242	132,307
Total Residential Loans Held-for-Investment								$6,139,445	$145,330

Residential Loans Held-for-Sale (3):
Hybrid ARM loans	2	6.25%	to	7.63%	2032-11	-	2042-06	$710	$—
Fixed loans	872	2.50%	to	8.50%	2027-01	-	2054-01	910,482	—
Total Residential Loans Held-for-Sale								$911,192	$—

BPL Term Loans Held-for-Sale (3):
Fixed loans	38	5.95%	to	8.88%	2021-07	-	2054-01	$144,359	$28,263
Total BPL Term Loans Held-for-Sale								$144,359	$28,263

BPL Term Loans Held-for-Investment:
At CAFL (1):
Fixed loans	1,055	3.81%	to	8.24%	2022-06	-	2033-08	$2,971,725	$143,623
Total BPL Term Loans Held-for-Investment								$2,971,725	$143,623

BPL Bridge Loans at Redwood (4):
Fixed loans	163	6.30%	to	11.75%	2022-01	-	2025-11	$329,768	$14,552
Floating ARM loans	762	8.94%	to	13.21%	2021-10	-	2025-12	$1,011,850	$82,382
Total BPL Bridge Loans at Redwood								$1,341,618	$96,934

BPL Bridge Loans Held-for-Investment at CAFL (4):
Fixed loans	627	6.25%	to	11.50%	2023-04	-	2025-11	$187,725	$4,806
Floating ARM loans	1,285	9.29%	to	14.46%	2021-10	-	2026-11	$574,871	$5,841
Total BPL Bridge Loans Held-for-Investment at CAFL								$762,596	$10,647

Consolidated Agency multifamily Loans Held-for-Investment (2):
At Freddie Mac K-Series:
Fixed loans	28	4.25%	to	4.25%	2025-09	-	2025-09	$425,285	$—
Total Consolidated Agency Multifamily Loans Held-for-Investment								$425,285	$—
(1)For our held-for-investment loans at consolidated Legacy Sequoia, Sequoia, and CAFL entities, the aggregate tax basis for Federal income tax purposes at December 31, 2023 was zero, as the transfers of these loans into securitizations were treated as sales for tax purposes.
(2)Our held-for-investment loans at Freddie Mac SLST and Freddie Mac K-Series entities were consolidated for GAAP purposes. For tax purposes, we acquired real estate securities issued by these entities and therefore, the tax basis in these loans was zero at December 31, 2023.
(3)The aggregate tax basis for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule.
(4)For our BPL bridge loans, the aggregate tax basis for Federal income tax purposes at December 31, 2023 was $2.13 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2023

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Balance at beginning of period	$11,370,323	$12,856,934	$8,877,626
Additions during period:
Originations/acquisitions	3,639,782	6,589,943	15,427,382
Deductions during period:
Sales	(827,337)	(4,325,790)	(8,660,440)
Principal repayments	(1,601,190)	(2,199,109)	(2,675,859)
Transfers to REO	(100,280)	(8,495)	(40,038)
Changes in fair value, net	214,922	(1,543,160)	(71,737)
Balance at end of period	$12,696,220	$11,370,323	$12,856,934