Form 10-Q
period 2024-03-31
REDWOOD TRUST INC
filed 2024-05-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	132,152,786	shares outstanding as of May 8, 2024

REDWOOD TRUST, INC.
2024 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2024	December 31, 2023
ASSETS (1)
Residential consumer loans, held-for-sale, at fair value	$511,706	$911,192
Residential consumer loans, held-for-investment, at fair value	7,104,886	6,139,445
Residential investor loans, held-for-sale, at fair value	280,551	180,250
Residential investor loans, held-for-investment, at fair value	4,901,443	5,040,048
Consolidated Agency multifamily loans, at fair value	422,788	425,285
Real estate securities, at fair value	212,307	127,797
Home equity investments, at fair value	560,745	550,436
Other investments	337,345	343,930
Cash and cash equivalents	275,394	293,104
Restricted cash	64,993	75,684
Goodwill	23,373	23,373
Intangible assets	25,657	28,462
Derivative assets	3,155	14,212
Other assets	333,631	351,109
Total Assets	$15,057,974	$14,504,327

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,251,444	$1,558,222
Derivative liabilities	5,849	33,828
Accrued expenses and other liabilities	241,191	216,803
Asset-backed securities issued (includes $9,979,891 and $9,151,263 at fair value), net	10,628,189	9,811,880
Long-term debt, net	1,707,138	1,680,901
Total liabilities	13,833,811	13,301,634
Commitments and Contingencies (see Note 17)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 131,870,835 and 131,485,661 issued and outstanding	1,319	1,315
Additional paid-in capital	2,493,856	2,487,848
Accumulated other comprehensive loss	(48,901)	(57,957)
Cumulative earnings	1,172,924	1,144,412
Cumulative distributions to stockholders	(2,461,983)	(2,439,873)
Total equity	1,224,163	1,202,693
Total Liabilities and Equity	$15,057,974	$14,504,327
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2024 and December 31, 2023, assets of consolidated VIEs totaled $11,850,461 and $10,988,885, respectively. At March 31, 2024 and December 31, 2023, liabilities of consolidated VIEs totaled $10,921,862 and $10,096,308, respectively. See Note 4 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2024	2023
Interest Income
Residential consumer loans	$86,935	$57,874
Residential investor loans	95,035	97,296
Consolidated Agency multifamily loans	4,581	4,618
Real estate securities	6,280	6,428
Other interest income	11,909	12,300
Total interest income	204,740	178,516
Interest Expense
Short-term debt	(24,005)	(31,828)
Asset-backed securities issued	(120,259)	(87,465)
Long-term debt	(36,266)	(32,786)
Total interest expense	(180,530)	(152,079)
Net Interest Income	24,210	26,437
Non-Interest Income
Mortgage banking activities, net	14,556	16,671
Investment fair value changes, net	21,837	(4,392)
HEI income, net	9,031	4,265
Other income, net	4,506	4,556
Realized gains, net	409	(2)
Total non-interest income, net	50,339	21,098
General and administrative expenses	(34,569)	(35,555)
Portfolio management costs	(3,597)	(3,510)
Loan acquisition costs	(2,237)	(1,289)
Other expenses	(3,361)	(3,684)
Net Income before (Provision for) Benefit from Income Taxes	30,785	3,497
(Provision for) benefit from income taxes	(523)	1,123
Net Income	$30,262	$4,620
Dividends on preferred stock	(1,750)	(1,419)
Net income available to common stockholders	$28,512	$3,201

Basic earnings per common share	$0.21	$0.02
Diluted earnings per common share	$0.21	$0.02
Basic weighted average common shares outstanding	131,570,347	113,678,911
Diluted weighted average common shares outstanding	131,570,347	114,134,556

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2024	2023
Net Income	$30,262	$4,620
Other comprehensive income:
Net unrealized gain on available-for-sale securities	8,656	5,007
Reclassification of unrealized (gain) on available-for-sale securities to net income	(629)	(193)
Reclassification of unrealized loss on interest rate agreements to net income	1,029	1,018
Total other comprehensive income	9,056	5,832
Comprehensive Income	$39,318	$10,452
Dividends on preferred stock	$(1,750)	$(1,419)
Comprehensive income available to Common Stockholders	$37,568	$9,033

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net income	—	—	—	—	—	30,262	—	30,262
Other comprehensive income	—	—	—	—	9,056	—	—	9,056
Employee stock purchase and incentive plans	—	385,174	4	(689)	—	—	—	(685)
Non-cash equity award compensation and other	—	—	—	6,697	—	—	—	6,697
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(22,110)	(22,110)
March 31, 2024	$66,948	131,870,835	$1,319	$2,493,856	$(48,901)	$1,172,924	$(2,461,983)	$1,224,163
For the Three Months Ended March 31, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2022	—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net income	—	—	—	—	—	4,620	—	4,620
Other comprehensive income	—	—	—	—	5,832	—	—	5,832
Employee stock purchase and incentive plans	—	379,781	4	(1,048)	—	—	—	(1,044)
Non-cash equity award compensation	—	—	—	6,342	—	—	—	6,342
Issuance of preferred stock	66,923	—	—	—	—	—	—	66,923
Preferred dividends declared ($0.60417 per share)	—	—	—	—	—	(1,419)	—	(1,419)
Common dividends declared ($0.23 per share)(1)	—	—	—	—	—	—	(27,559)	(27,559)
March 31, 2023	$66,923	113,864,456	$1,139	$2,355,139	$(63,036)	$1,156,571	$(2,379,056)	$1,137,680
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$30,262	$4,620
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	4,845	5,818
Depreciation and amortization of non-financial assets	3,469	3,668
Originations of held-for-sale loans	(199,477)	(201,081)
Purchases of held-for-sale loans	(1,001,793)	(55,824)
Proceeds from sales of held-for-sale loans	228,004	368,633
Principal payments on held-for-sale loans	20,674	18,705
Net settlements of derivatives	(17,154)	(13,933)
Non-cash equity award compensation expense and other	6,697	6,342
Market valuation adjustments	(44,020)	(11,270)
Realized (gains) losses, net	(409)	2
Net change in:
Other assets	17,139	(13,750)
Accrued expenses and other liabilities	(2,408)	(9,921)
Net cash (used in) provided by operating activities	(954,171)	102,009
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(120,341)	(237,309)
Proceeds from sales of loans	30,663	—
Principal payments on loan investments	476,656	343,430
Purchases of real estate securities	(55,219)	—
Proceeds from sales of real estate securities	—	6,186
Principal payments on real estate securities	294	255
Repayments from servicer advance investments, net	8,678	7,529
Purchases of HEI	(307)	(16,559)
Repayments on HEI	11,591	7,754
Other investing activities, net	(1,728)	(557)
Net cash provided by investing activities	350,287	110,729
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	933,498	643,085
Repayments on short-term debt	(1,341,949)	(1,057,380)
Proceeds from issuance of asset-backed securities	1,190,500	594,327
Repayments on asset-backed securities issued	(307,870)	(267,449)
Proceeds from borrowings on long-term debt	385,613	126,760
Deferred long-term debt issuance costs paid	(2,778)	(308)
Repayments on long-term debt	(256,986)	(128,970)
Taxes paid on equity award distributions	(815)	(1,207)
Net proceeds from issuance of common stock	130	162
Net proceeds from issuance of preferred stock	—	66,923
Dividends paid on common stock	(22,110)	(27,559)
Dividends paid on preferred stock	(1,750)	—
Net cash provided by (used in) financing activities	575,483	(51,616)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,401)	161,122
Cash, cash equivalents and restricted cash at beginning of period (1)	368,788	329,364
Cash, cash equivalents and restricted cash at end of period (1)	$340,387	$490,486

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$168,578	$138,617
Taxes refunded	(425)	(1,388)
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,419
Retention of mortgage servicing rights from loan sales	75	—
Transfers from loans held-for-sale to loans held-for-investment	1,284,529	873,093
Transfers from residential consumer loans to real estate owned	1,846	8,014
Transfers from long-term debt to short-term debt	101,228	—
Right-of-use asset obtained in exchange for operating lease liability	—	337
Reduction in operating lease liability due to lease modification	—	274
`
(1)    Cash, cash equivalents, and restricted cash includes cash and cash equivalents of $275 million and restricted cash of $65 million at March 31, 2024, and includes cash and cash equivalents of $404 million and restricted cash of $86 million at March 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. For a full description of our business, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at March 31, 2024 and results of operations for all periods presented. The results of operations for the three months ended March 31, 2024 should not be construed as indicative of the results to be expected for the full year.
In the first quarter of 2024, we updated the names of our Residential loans to Residential consumer loans and our Business purpose loans to Residential investor loans. There were no changes to the classifications of account balances as a result of this update in names. All prior period references in this document were conformed to this presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans ("Sequoia"), entities formed in connection with the securitization of CoreVest residential investor term and bridge loans ("CAFL") and entities formed in connection with the securitization of home equity investment contracts ("HEI"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations (and re-securitization of such SLST securities) in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Legacy Sequoia, Sequoia and Freddie Mac SLST entities are shown under Residential consumer loans held-for-investment, at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Consolidated Agency multifamily loans, at fair value, the underlying residential investor term and bridge loans at the consolidated CAFL entities are shown under Residential investor loans held-for-investment, at fair value, and the underlying HEI at the consolidated HEI securitization entities are shown under Home equity investments, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 15 for further discussion on ABS issued.
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
March 31, 2024
(Unaudited)
Note 2. Basis of Presentation - (continued)
Acquisitions
On July 1, 2022, we acquired Riverbend Funding LLC ("Riverbend"), a private mortgage lender to residential transitional and commercial real estate investors. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding this acquisition, including purchase price allocations. Additionally, in 2019 we acquired 5 Arches and CoreVest, originators of residential investor loans. In connection with these acquisitions, we identified and recorded finite-lived intangible assets totaling $95 million. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at March 31, 2024.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at March 31, 2024	Carrying Value at March 31, 2024	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(31,601)	$24,699	7
Broker network	18,100	(18,100)	—	5
Non-compete agreements	11,400	(10,608)	792	3
Tradenames	4,400	(4,234)	166	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(68,943)	$25,657	6
All of our intangible assets are amortized on a straight-line basis. For the three months ended March 31, 2024, we recorded intangible asset amortization expense of $3 million. For the three months ended March 31, 2023, we recorded intangible asset amortization expense of $3 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	March 31, 2024
2024 (9 months)	$6,609
2025	8,426
2026	6,694
2027	1,571
2028 and thereafter	2,357
Total Future Intangible Asset Amortization	$25,657

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at March 31, 2024.
We recorded total goodwill of $23 million as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. For reporting purposes, we included the intangible assets and goodwill from the Riverbend acquisition within our Residential Investor Mortgage Banking segment. There were no changes to the balance of goodwill during the three months ended March 31, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 2. Basis of Presentation - (continued)
The potential liability resulting from the contingent consideration arrangement with Riverbend was recorded at its acquisition-date fair value of zero as part of the total consideration for the acquisition of Riverbend. At March 31, 2024, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income. During the three months ended March 31, 2024, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 17 for additional information on our contingent consideration liability.
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 is a summary of our significant accounting policies.
Recent Accounting Pronouncements
Newly Adopted Accounting Standard Updates ("ASUs")
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We adopted this guidance in the first quarter of 2024, which did not have a material impact on our consolidated financial statements.
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848." This new guidance defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. Through March 31, 2024, we had not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions. At March 31, 2024, we had no remaining LIBOR-indexed financial assets or liabilities.
Other Recent Accounting Pronouncements Pending Adoption
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
March 31, 2024
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation disclosures. Additionally, income taxes paid are required to be disaggregated by jurisdiction, along with other amendments to enhance the effectiveness of income tax disclosures. This new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We are evaluating the accounting and disclosure requirements of ASU 2023-07 and we plan to adopt this new guidance by the required date.
In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." ASU 2024-01 provides clarification for determining whether a profits interest award should be accounted for as a share-based payment arrangement or other compensation. This new guidance is effective for annual and interim periods beginning after December 15, 2024. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We are evaluating the accounting and disclosure requirements of ASU 2024-01 and we plan to adopt this new guidance by the required date.
Balance Sheet Netting
Certain of our derivatives and short-term debt are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our balance sheets. However, we do not elect to report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2024 and December 31, 2023.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2024 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$—	$—	$—	$—	$—	$—
TBAs	—	—	—	—	—	—
Futures	1,840	—	1,840	(1,716)	—	124
Total Assets	$1,840	$—	$1,840	$(1,716)	$—	$124

Liabilities (2)
TBAs	$(5)	$—	$(5)	$—	$—	$(5)
Futures	(2,422)	—	(2,422)	1,716	706	—
Loan warehouse debt	(196,780)	—	(196,780)	196,780	—	—
Total Liabilities	$(199,207)	$—	$(199,207)	$198,496	$706	$(5)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2023 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$1,742	$—	$1,742	$—	$—	$1,742
TBAs	952	—	952	(952)	—	—
Futures	—	—	—	—	—	—
Total Assets	$2,694	$—	$2,694	$(952)	$—	$1,742

Liabilities (2)
TBAs	$(27,020)	$—	$(27,020)	$952	$25,484	$(584)
Futures	(3,394)	—	(3,394)	—	3,394	—
Loan warehouse debt	(471,900)	—	(471,900)	471,900	—	—
Total Liabilities	$(502,314)	$—	$(502,314)	$472,852	$28,878	$(584)
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
(2)Interest rate agreements, TBAs and futures are components of derivative instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by certain Residential consumer and Residential investor loans, is a component of Short-term debt and Long-term debt on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Analysis of Consolidated VIEs
At March 31, 2024, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At March 31, 2024, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 11 for a further description of these entities and the investments they hold and Note 13 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 14 for additional information on the servicer advance financing.
During the fourth quarter of 2023 and the third quarter of 2021, we co-sponsored two HEI securitization transactions, and we consolidate the respective HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. At March 31, 2024 and December 31, 2023, we owned a portion of the subordinate certificates issued by these entities and had certain decision-making rights for the entities. See Note 10 for a further description of these entities and the investments it holds and Note 13 for additional information on non-controlling interests in these entities. We consolidate these HEI securitization entities, but the securitization entities are independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4. Principles of Consolidation - (continued)
During the fourth quarter of 2023, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts through the transfer of these financial assets to a re-securitization trust that we sponsored. We retain a subordinate investment in the re-securitization trust and maintain certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the entity, as we have both the power to direct the activities that most significantly impact the performance of the VIE and the right to receive benefits of, and the obligation to absorb losses from, the VIE that could potentially be significant to the VIE.
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election, and elected to account for the ABS issued by these entities at amortized cost. These include two CAFL bridge loan securitizations and the Freddie Mac SLST re-securitization.
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2024	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$131,859	$5,640,341	$—	$1,332,686	$—	$—	$—	$7,104,886
Residential investor loans, held-for-investment	—	—	3,615,210	—	—	—	—	3,615,210
Consolidated Agency multifamily loans	—	—	—	—	422,788	—	—	422,788
Home equity investments	—	—	—	—	—	—	314,184	314,184
Other investments	—	—	—	—	—	247,308	—	247,308
Cash and cash equivalents	—	—	—	—	—	16,902	—	16,902
Restricted cash	70	94	25,613	—	—	—	8,127	33,904
Accrued interest receivable	310	24,520	20,462	4,759	1,314	2,421	—	53,786
Other assets	—	—	32,382	3,178	—	5,834	99	41,493
Total Assets	$132,239	$5,664,955	$3,693,667	$1,340,623	$424,102	$272,465	$322,410	$11,850,461
Short-term debt	$—	$—	$—	$—	$—	$147,342	$—	$147,342
Accrued interest payable	283	21,428	10,653	4,391	1,184	396	—	38,335
Accrued expenses and other liabilities	—	—	6,316	—	—	36,802	64,878	107,996
Asset-backed securities issued	130,875	5,423,137	3,228,804	1,235,810	389,238	—	220,325	10,628,189
Total Liabilities	$131,158	$5,444,565	$3,245,773	$1,240,201	$390,422	$184,540	$285,203	$10,921,862

Value of our investments in VIEs(1)	$984	$217,299	$445,332	$100,053	$33,550	$87,925	$37,207	$922,350
Number of VIEs	20	25	21	3	1	3	2	75

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2023	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$139,739	$4,640,464	$—	$1,359,242	$—	$—	$—	$6,139,445
Residential investor loans, held-for-investment	—	—	3,734,321	—	—	—	—	3,734,321
Consolidated Agency multifamily loans	—	—	—	—	425,285	—	—	425,285
Home equity investments	—	—	—	—	—	—	305,717	305,717
Other investments	—	—	—	—	—	257,489	—	257,489
Cash and cash equivalents	—	—	—	—	—	9,482	—	9,482
Restricted cash	68	95	33,921	—	—	—	10,821	44,905
Accrued interest receivable	332	19,697	20,806	4,821	1,320	822	—	47,798
Other assets	—	—	14,886	3,158	—	6,337	62	24,443
Total Assets	$140,139	$4,660,256	$3,803,934	$1,367,221	$426,605	$274,130	$316,600	$10,988,885
Short-term debt	$—	$—	$—	$—	$—	$153,653	$—	$153,653
Accrued interest payable	303	15,990	11,537	4,496	1,190	416	—	33,932
Accrued expenses and other liabilities	—	—	2,734	—	—	34,357	59,752	96,843
Asset-backed securities issued	138,530	4,430,130	3,362,978	1,265,777	391,977	—	222,488	9,811,880
Total Liabilities	$138,833	$4,446,120	$3,377,249	$1,270,273	$393,167	$188,426	$282,240	$10,096,308

Value of our investments in VIEs(1)	$1,209	$210,429	$424,136	$96,623	$33,308	$85,704	$34,361	$885,770
Number of VIEs	20	22	21	3	1	3	2	72
(1)Value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. As of March 31, 2024 and December 31, 2023, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election were $333 million and $323 million, respectively, and the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $21 million and $22 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. As of March 31, 2024 and December 31, 2023, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $271 million and $274 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the three months ended March 31, 2024 and 2023.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended March 31, 2024
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,298	$60,680	$60,994	$14,616	$4,581	$7,551	$—	$150,720
Interest expense	(2,194)	(56,628)	(43,283)	(13,980)	(4,199)	(3,219)	—	(123,503)
Net interest income	104	4,052	17,711	636	382	4,332	—	27,217
Non-interest income
Investment fair value changes, net	(218)	5,346	13,503	3,730	243	(1,503)	—	21,101
HEI income, net	—	—	—	—	—	—	2,888	2,888
Other income	—	—	305	—	—	—	—	305
Realized gains, net	—	—	314	—	—	—	—	314
Total non-interest income, net	(218)	5,346	14,122	3,730	243	(1,503)	2,888	24,608
General and administrative expenses	—	—	—	(14)	—	(51)	—	(65)
Other expenses	—	—	—	—	—	(556)	—	(556)
Income (loss) from Consolidated VIEs	$(114)	$9,398	$31,833	$4,352	$625	$2,222	$2,888	$51,204

	Three Months Ended March 31, 2023
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,543	$34,644	$54,437	$15,493	$4,618	$7,814	$—	$119,549
Interest expense	(2,504)	(30,055)	(39,542)	(11,218)	(4,241)	(3,848)	—	(91,408)
Net interest income	39	4,589	14,895	4,275	377	3,966	—	28,141
Non-interest income
Investment fair value changes, net	(94)	2,442	(9,682)	8,934	363	(1,047)	—	916
HEI income, net	—	—	—	—	—	—	425	425
Other income	—	—	172	—	—	—	—	172
Total non-interest income, net	(94)	2,442	(9,510)	8,934	363	(1,047)	425	1,513
General and administrative expenses	—	—	—	—	—	10	—	10
Other expenses	—	—	—	—	—	(577)	—	(577)
Income (loss) from Consolidated VIEs	$(55)	$7,031	$5,385	$13,209	$740	$2,352	$425	$29,087

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

We consolidate the assets and liabilities of certain Freddie Mac K-Series and SLST securitization (and re-securitzation) trusts resulting from our investment in subordinate securities issued by these trusts, and in the case of certain CAFL securitizations, resulting from securities acquired through our acquisition of CoreVest. Additionally, we consolidate the assets and liabilities of Servicing Investment entities from our investment in servicer advance investments and excess MSRs. In each case, we maintain certain discretionary rights associated with the ownership of these investments that we determined reflected a controlling financial interest, as we have both the power to direct the activities that most significantly impact the economic performance of the VIEs and the right to receive benefits of and the obligation to absorb losses from the VIEs that could potentially be significant to the VIEs.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential consumer loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2024, and accounted for these transfers as sales for financial reporting purposes, in accordance with GAAP. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.
The following table summarizes the cash flows during the three months ended March 31, 2024 and 2023 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2024	2023
MSR fees received	$604	$684
Funding of compensating interest, net	(124)	(1)
Cash flows received on retained securities	3,022	2,963

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at March 31, 2024 and December 31, 2023, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.4 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2024	December 31, 2023
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$35,709	$31,690
Subordinate securities, classified as AFS	87,647	78,942
Mortgage servicing rights	11,796	10,885
Maximum loss exposure (1)	$135,152	$121,517
Assets transferred:
Principal balance of loans outstanding	$3,702,972	$3,758,914
Principal balance of loans 30+ days delinquent	22,779	22,367
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
March 31, 2024
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2024 and December 31, 2023.
Table 4.5 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2024	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2024	$11,796	$35,709	$87,647
Expected life (in years) (2)	9	11	10
Prepayment speed assumption (annual CPR) (2)	4%	3%	6%
Decrease in fair value from:
10% adverse change	$177	$347	$626
25% adverse change	439	912	642
Discount rate assumption (2)	12%	12%	9%
Decrease in fair value from:
100 basis point increase	$471	$1,646	$6,973
200 basis point increase	900	3,181	12,731
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$646
25% higher losses	N/A	N/A	703

December 31, 2023	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2023	$10,885	$31,690	$78,942
Expected life (in years) (2)	8	9	13
Prepayment speed assumption (annual CPR) (2)	6%	5%	6%
Decrease in fair value from:
10% adverse change	$207	$532	$200
25% adverse change	513	1,335	477
Discount rate assumption (2)	13%	13%	9%
Decrease in fair value from:
100 basis point increase	$405	$1,322	$6,855
200 basis point increase	827	2,506	12,883
Credit loss assumption (2)	N/A	0.03%	0.03%
Decrease in fair value from:
10% higher losses	N/A	N/A	$36
25% higher losses	N/A	N/A	96

(1)Senior securities are comprised entirely of interest-only securities at March 31, 2024 and at December 31, 2023.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2024 and December 31, 2023, grouped by asset type.
Table 4.6 – Third-Party Sponsored VIE Summary

(In Thousands)	March 31, 2024	December 31, 2023
Mortgage-Backed Securities
Senior	$62,246	$4,419
Mezzanine	9,219	—
Subordinate	17,486	12,746
Total Mortgage-Backed Securities	88,951	17,165
Excess MSR	4,848	5,224
Total Investments in Third-Party Sponsored VIEs	$93,799	$22,389
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
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2024 and December 31, 2023.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential consumer loans, held-for-sale, at fair value	$511,706	$511,706	$911,192	$911,192
Residential consumer loans, held-for-investment, at fair value	7,104,886	7,104,886	6,139,445	6,139,445
Residential investor loans, held-for-sale, at fair value	280,551	280,551	180,249	180,250
Residential investor loans, held-for-investment, at fair value	4,901,443	4,901,443	5,040,048	5,040,048
Consolidated Agency multifamily loans, at fair value	422,788	422,788	425,285	425,285
Real estate securities, at fair value	212,307	212,307	127,797	127,797
HEI (1)	560,745	560,745	550,436	550,436
Servicer advance investments (2)	216,033	216,033	225,345	225,345
MSRs (2)	27,417	27,417	24,877	24,877
Excess MSRs (2)	36,122	36,122	37,367	37,367
Other investments (2)	3,224	3,224	3,193	3,193
Cash and cash equivalents	275,394	275,394	293,104	293,104
Restricted cash	64,993	64,993	75,684	75,684
Derivative assets	3,155	3,155	14,212	14,212
Margin receivable (3)	19,409	19,409	33,414	33,414
Liabilities
Short-term debt (4)	$1,135,653	$1,132,812	$1,415,664	$1,414,644
Margin payable (5)	—	—	350	350
Guarantee obligations (5)	5,650	3,516	5,781	3,772
HEI securitization non-controlling interest	64,878	64,878	59,752	59,752
Derivative liabilities	5,849	5,849	33,828	33,828
ABS issued, net
at fair value	9,979,891	9,979,891	9,151,263	9,151,263
at amortized cost	648,298	643,417	660,617	637,816
Other long-term debt, net (6)	1,152,475	1,151,248	1,180,918	1,177,287
Convertible notes, net (6)	474,049	465,835	503,728	488,341
Trust preferred securities and subordinated notes, net (6)	138,825	96,255	138,813	92,070
Senior Notes (6)	57,581	61,200	—	—
(1)Includes HEI held at Redwood and HEI held at consolidated HEI securitization entities. See further discussion in Note 10.
(2)These investments are included in Other investments on our consolidated balance sheets.
(3)These assets are included in Other assets on our consolidated balance sheets.
(4)Short-term debt excludes short-term convertible notes, which are included under "Convertible notes, net."
(5)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(6)These liabilities are primarily included in Long-term debt, net on our consolidated balance sheets. Convertible notes, net also includes convertible notes classified as Short-term debt. See Note 14 for more information on Short-term debt.
During the three months ended March 31, 2024 and 2023, we elected the fair value option for $48 million and $2 million of securities, respectively, $1.00 billion and $53 million (principal balance) of residential consumer loans, respectively, and $327 million and $442 million (principal balance) of residential investor loans, respectively. Additionally, during the three months ended March 31, 2024 and 2023, we elected the fair value option for $0.3 million and $17 million of HEI, respectively. For the three months ended March 31, 2024 and 2023, we elected the fair value option for $0.2 million and zero, respectively, of Other investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2024 and December 31, 2023, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2024	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$7,616,592	$—	$—	$7,616,592
Residential investor loans	5,181,994	—	—	5,181,994
Consolidated Agency multifamily loans	422,788	—	—	422,788
Real estate securities	212,307	—	—	212,307
HEI	560,745	—	—	560,745
Servicer advance investments	216,033	—	—	216,033
MSRs	27,417	—	—	27,417
Excess MSRs	36,122	—	—	36,122
Other investments	3,224	—	—	3,224
Derivative assets	3,155	1,840	—	1,315

Liabilities
HEI securitization non-controlling interest	$64,878	$—	$—	$64,878
Derivative liabilities	5,849	2,427	—	3,422
ABS issued	9,979,891	—	—	9,979,891

December 31, 2023	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$7,050,637	$—	$—	$7,050,637
Residential investor loans	5,220,297	—	—	5,220,297
Consolidated Agency multifamily loans	425,285	—	—	425,285
Real estate securities	127,797	—	—	127,797
HEI	550,436	—	—	550,436
Servicer advance investments	225,345	—	—	225,345
MSRs	24,877	—	—	24,877
Excess MSRs	37,367	—	—	37,367
Other investments	3,193	—	—	3,193
Derivative assets	14,212	952	1,742	11,518

Liabilities
HEI securitization non-controlling interest	$59,752	$—	$—	$59,752
Derivative liabilities	33,828	30,414	—	3,414
ABS issued	9,151,263	—	—	9,151,263

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	HEI	Servicer Advance Investments	Excess MSRs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2023	$7,050,637	$5,220,297	$425,285	$40,424	$87,373	$550,436	$225,345	$37,367	$28,070
Acquisitions	1,005,659	15,677	—	47,526	14,056	307	—	—	176
Originations	—	311,119	—			—	—	—	—
Sales	(199,338)	(59,377)	—	—	—	—	—	—	—
Principal paydowns	(185,131)	(310,047)	(2,150)	(205)	(90)	(11,565)	(8,678)	—	(69)
Gains (losses) in net income, net	(54,192)	5,070	(347)	14,475	92	21,567	(634)	(1,245)	2,464
Unrealized gains in OCI, net	—	—	—	—	8,656	—	—	—	—
Other settlements, net (1)	(1,043)	(745)	—	—	—	—	—	—	—
Ending balance - March 31, 2024	$7,616,592	$5,181,994	$422,788	$102,220	$110,087	$560,745	$216,033	$36,122	$30,641

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2023	$8,104	$59,752	$9,151,263
Acquisitions	—	—	1,190,500
Principal paydowns	—	—	(294,043)
Gains (losses) in net income, net	(6,744)	5,126	(67,829)
Other settlements, net (1)	(3,467)	—	—
Ending balance - March 31, 2024	$(2,107)	$64,878	$9,979,891
(1)     Other settlements, net: for residential consumer and residential investor loans, represents the transfer of loans to REO; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and residential investor loans; and for MSRs and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2024 and 2023. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2024 and 2023 are not included in this presentation.
Table 5.4 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2024 and March 31, 2023 Included in Net Income

	Included in Net Income (loss)
	Three Months Ended March 31,
(In Thousands)	2024	2023
Assets
Residential consumer loans at Redwood	$(1,497)	$156
Residential investor loans	(1,397)	12,239
Net investments in consolidated Sequoia entities (1)	6,910	2,349
Net investments in consolidated Freddie Mac SLST entities (1)	3,367	8,759
Net investments in consolidated Freddie Mac K-Series entities (1)	243	363
Net investments in consolidated CAFL entities (1)	10,251	(8,810)
Net investment in consolidated HEI securitization entities (1)	2,888	1,194
Trading securities	14,506	1,793
Available-for-sale securities	629	(28)
HEI at Redwood	6,075	3,433
Servicer advance investments	(634)	(1,352)
MSRs	2,723	(424)
Excess MSRs	(1,245)	(229)
Other investments	—	(94)
Loan purchase commitments	1,315	353
Liabilities
Loan purchase commitments	$(3,420)	$(6)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income related to securitized loans, securitized HEI, and the associated ABS issued at our consolidated securitization entities held at March 31, 2024 and March 31, 2023, which, netted together, represent the change in value of our investments at the consolidated VIEs under the CFE election, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2024. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at March 31, 2024.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2024

					Gain (Loss) for
March 31, 2024	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2024
Assets
Strategic Investments (1)	$1,600	$—	$—	$1,600	$650
REO	66,978	—	—	66,978	(3,000)
(1)    Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. See Note 11 for further detail regarding Strategic Investments

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2024 and 2023.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2024	2023
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$2,497	$6,994
Residential consumer loan purchase commitments	(6,351)	(239)
Residential investor term loans held-for-sale	(296)	12,700
Residential investor bridge loans	946	1,119
Trading securities (1)	8,511	—
Risk management derivatives, net	5,598	(8,467)
Total mortgage banking activities, net (2)	$10,905	$12,107
Investment Fair Value Changes, Net
Residential consumer loans held-for-investment, at Redwood (called Sequoia loans)	$—	$183
Residential investor term loans held-for-sale	(1,000)	—
Residential investor bridge loans held-for-investment	(3,218)	1,376
Trading securities	4,181	1,961
Servicer advance investments	(634)	(1,352)
Excess MSRs	(1,245)	(228)
Net investments in Legacy Sequoia entities (3)	(218)	(94)
Net investments in Sequoia entities (3)	7,128	2,442
Net investments in Freddie Mac SLST entities (3)	3,730	8,934
Net investment in Freddie Mac K-Series entity (3)	243	363
Net investments in CAFL entities (3)	10,251	(8,810)
Other investments	(2,391)	(435)
Risk management derivatives, net	4,381	(8,704)
Credit recoveries (losses) on AFS securities	629	(28)
Total investment fair value changes, net	$21,837	$(4,392)
HEI income, Net
HEI at Redwood	$6,143	$3,840
Net investments in HEI securitization entities (3)	2,888	425
Total HEI income, net	$9,031	$4,265
Other Income
MSRs	$2,464	$(590)
Other	(217)	(120)
Total other income (4)	$2,247	$(710)
Total Market Valuation Gains (Losses), Net	$44,020	$11,270

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Footnotes to Table 5.6
(1)Represents fair value changes on trading securities that are being used along with risk management derivatives to manage the market risks associated with our residential consumer mortgage banking operations.
(2)Mortgage banking activities, net presented above does not include fee income from loan originations or acquisitions, provisions for repurchases, or other expenses that are components of Mortgage banking activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.
(3)Includes changes in fair value of the residential consumer loans held-for-investment, securitized HEI, REO and the ABS issued at the entities, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases of MSRs, as these amounts do not represent market valuation adjustments.
At March 31, 2024, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2024	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential consumer loans:
Jumbo loans	$506,500	Senior credit spread to TBA price(2)	$1.13	-	$2.25		$1.23
		Subordinate credit spread(2)	215	-	700	bps	305	bps
		Senior credit support(2)	7	-	7%		7%
		IO discount rate(2)	24	-	24%		24%
		Prepayment rate (annual CPR)(2)	15	-	15%		15%

Jumbo loans committed to sell	5,205	Whole loan committed sales price	$103	-	$103		$103

Loans held by Legacy Sequoia (3)	131,859	Liability price			N/A		N/A

Loans held by Sequoia (3)	5,640,341	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (3)	1,332,686	Liability price			N/A		N/A

Residential investor loans:
Residential investor term loans	253,774	Senior credit spread(2)	120	-	120	bps	120	bps
		Subordinate credit spread(2)	180	-	780	bps	383	bps
		Senior credit support(2)	34	-	34%		34%
		Prepayment rate (annual CPR)(2)	—	-	3%		3%
		Dollar price of non-performing loans	$59	-	$100		$60

Residential investor term loans held by CAFL (3)	2,853,052	Liability price			N/A		N/A

Residential investor bridge loans held by CAFL (3)	762,158	Liability price			N/A		N/A

Residential investor bridge loans	1,313,010	Whole loan discount rate	9	-	13%		10%
		Whole loan spread	485	-	485	bps	485	bps
		Dollar price of non-performing loans	$41	-	$100		$84

Multifamily loans held by Freddie Mac K-Series (3)	422,788	Liability price			N/A		N/A

Trading and AFS securities	212,307	Discount rate	6	-	27%		13%
		Prepayment rate (annual CPR)	2	-	65%		10%
		Default rate	—	-	9%		0.2%
		Loss severity	—	-	50%		22%

HEI	246,561	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	20%		14%
		Home price appreciation (depreciation)	3	-	3%		3%

HEI held by HEI securitization entities(3)	314,184	Liability price			N/A		N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

March 31, 2024	Fair Value	Input Values
(Dollars in Thousands, except Input Values)	Unobservable Input	Range	Weighted Average (1)
Assets (continued)

Servicer advance investments	$216,033	Discount rate	2	-	4%	3%
Prepayment rate (annual CPR)	11	-	30%	14%
Expected remaining life (4)	5	-	5	yrs	5	yrs
Mortgage servicing income	3	-	18	bps	10	bps
MSRs	27,417	Discount rate	12	-	73%	12%
Prepayment rate (annual CPR)	2	-	14%	4%
Per loan annual cost to service	$93	-	$93	$93

Excess MSRs	36,122	Discount rate	12	-	19%	18%
Prepayment rate (annual CPR)	10	-	100%	17%
Excess mortgage servicing amount	8	-	20	bps	11	bps

Liabilities
Residential consumer loan purchase commitments, net	2,107	Senior credit spread to TBA price(2)	$1.13	-	$2.25	$1.23
Subordinate credit spread(2)	215	-	700	bps	305	bps
Senior credit support(2)	7	-	7%	7%
IO discount rate(2)	20	-	20%	20%
Prepayment rate (annual CPR)(2)	15	-	15%	15%
Pull-through rate	18	-	100%	69%
Committed sales price	$102	-	$103	$103

ABS issued (3):
At consolidated Sequoia entities	5,554,012	Discount rate	4	-	40%	8%
Prepayment rate (annual CPR)	4	-	23%	8%
Default rate	—	-	18%	1%
Loss severity	25	-	50%	30%

At consolidated CAFL Term entities	2,519,547	Discount rate	5	-	12%	7%
Prepayment rate (annual CPR)	—	-	3%	0.1%
Default rate	3	-	13%	7%
Loss severity	25	-	35%	25%

At consolidated Freddie Mac SLST entities	1,064,788	Discount rate	5	-	9%	6%
Prepayment rate (annual CPR)	6	-	6%	6%
Default rate	14	-	16%	15%
Loss severity	25	-	25%	25%

At consolidated Freddie Mac K-Series entities (3)	389,238	Discount rate	5	-	10%	6%

At consolidated HEI entities (5)	220,325	Discount rate	8	-	12%	9%
Prepayment rate (annual CPR)	15	-	15%	15%
Home price appreciation (depreciation)	3	-	3%	3%

At consolidated CAFL Bridge entities	231,982	Discount rate	7	-	15%	8%
Prepayment rate (annual CPR)	40	-	40%	40%
Default rate	—	5%	3%
Loss severity	25	-	25%	25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
(3)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At March 31, 2024, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, CAFL Bridge (under CFE), Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $218 million, $333 million, $21 million, $271 million, $34 million, and $37 million, respectively. CAFL Bridge only includes the one securitization entity for which we made the CFE election.
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
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
Certain of our Other investments (inclusive of strategic investments in early-stage companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises by these companies or secondary sales of these, or similar, equity or debt instruments, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of March 31, 2024, the carrying value of these investments was $3 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 6. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential consumer loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2024 and December 31, 2023.
Table 6.1 – Classifications and Carrying Values of Residential Consumer Loans

March 31, 2024		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$511,706	$—	$—	$—	$511,706
Held-for-investment at fair value	—	131,859	5,640,341	1,332,686	7,104,886
Total Residential Consumer Loans	$511,706	$131,859	$5,640,341	$1,332,686	$7,616,592

December 31, 2023		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$911,192	$—	$—	$—	$911,192
Held-for-investment at fair value	—	139,739	4,640,464	1,359,242	6,139,445
Total Residential Consumer Loans	$911,192	$139,739	$4,640,464	$1,359,242	$7,050,637

At March 31, 2024, we owned mortgage servicing rights associated with $504 million (principal balance) of residential consumer loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 6. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at March 31, 2024 and December 31, 2023.
Table 6.2 – Characteristics of Residential Consumer Loans Held-for-Sale

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Number of loans	448	874
Unpaid principal balance	$508,708	$916,877
Fair value of loans	$511,706	$911,192
Market value of loans pledged as collateral under short-term borrowing agreements	$507,450	$907,742
Weighted average coupon	6.74%	6.25%
At both March 31, 2024 and December 31, 2023, there were no residential consumer loans held-for-sale that were 90 days or more delinquent or in foreclosure.
The following table provides the activity of residential consumer loans held-for-sale during the three months ended March 31, 2024 and 2023.
Table 6.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended March 31,
(In Thousands)	2024	2023
Principal balance of loans acquired	$999,786	$53,046
Principal balance of loans sold	201,581	173,153
Principal balance of loans transferred from HFS to HFI	1,187,961	657,295
Net market valuation gains recorded (1)	2,497	7,178
(1)Net market valuation gains on residential consumer loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 6. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential consumer loans owned at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2024 and December 31, 2023.
Table 6.4 – Characteristics of Residential Consumer Loans Held-for-Investment

March 31, 2024	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,017	7,078	10,187
Unpaid principal balance	$146,688	$6,294,974	$1,593,040
Fair value of loans (1)	$131,859	$5,640,341	$1,332,686
Weighted average coupon	6.59%	4.52%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (2)	15	14	743
Unpaid principal balance of loans with 90+ day delinquencies (2)	$4,328	$11,904	$125,401
Number of loans in foreclosure	5	6	286
Unpaid principal balance of loans in foreclosure	$1,086	$5,335	$47,490

December 31, 2023	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,059	6,070	10,302
Unpaid principal balance	$156,053	$5,242,860	$1,614,974
Fair value of loans (1)	$139,739	$4,640,464	$1,359,242
Weighted average coupon	6.54%	4.08%	4.50%

Delinquency information
Number of loans with 90+ day delinquencies (2)	16	11	796
Unpaid principal balance of loans with 90+ day delinquencies (2)	$4,141	$8,882	$132,307
Number of loans in foreclosure	7	5	292
Unpaid principal balance of loans in foreclosure	$1,848	$3,386	$47,654
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
(2)For loans held at consolidated entities, the number and unpaid principal balance of loans 90+ days delinquent includes loans in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 6. Residential Consumer Loans - (continued)
For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded in Investment fair value changes, net on our consolidated statements of income. The following table provides the activity of residential consumer loans held-for-investment at consolidated entities during the three months ended March 31, 2024 and 2023.
Table 6.5 – Activity of Residential Consumer Loans Held-for-Investment at Consolidated Entities

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Principal value of loans transferred from HFS to HFI (1)	N/A	$1,187,961	N/A	N/A	$657,295	N/A
Net market valuation gains (losses) recorded	1,516	(56,324)	(4,231)	(463)	61,867	32,437
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.

Note 7. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans. The following table summarizes the classifications and carrying values of the residential investor loans owned at Redwood and at consolidated CAFL entities at March 31, 2024 and December 31, 2023.
Table 7.1 – Classifications and Carrying Values of Residential Investor Loans

March 31, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$253,774	—	$26,777	$—	$280,551
Held-for-investment at fair value	—	2,853,052	1,286,233	762,158	4,901,443
Total Residential Investor Loans	$253,774	$2,853,052	$1,313,010	$762,158	$5,181,994

December 31, 2023	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$144,359	$—	$35,891	$—	$180,250
Held-for-investment at fair value	—	2,971,725	1,305,727	762,596	5,040,048
Total Residential Investor Loans	$144,359	$2,971,725	$1,341,618	$762,596	$5,220,298
Nearly all of the outstanding residential investor term loans at March 31, 2024 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.
The outstanding residential investor bridge loans held-for-investment at March 31, 2024 were first-lien, interest-only loans with original maturities of 6 to 36 months and were comprised of 73% one-month SOFR-indexed adjustable-rate loans, and 27% fixed-rate loans.
At March 31, 2024, we had $513 million in commitments to fund residential investor bridge loans. See Note 17 for additional information on these commitments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 7. Residential Investor Loans - (continued)
The following table provides the activity of residential investor loans at Redwood during the three months ended March 31, 2024 and 2023.
Table 7.2 – Activity of Residential Investor Loans at Redwood

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(In Thousands)	Residential Investor Term at Redwood	Residential Investor Bridge at Redwood	Residential Investor Term at Redwood	Residential Investor Bridge at Redwood
Principal balance of loans originated	$117,090	$194,029	$174,078	$255,152
Principal balance of loans acquired	—	15,677	—	9,085
Principal balance of loans sold to third parties (1)	6,032	53,221	217,702	12,547
Fair value of loans transferred (2)	—	(98,731)	—	(80,792)
Mortgage banking activities income (loss) recorded (3)	(296)	946	12,700	1,119
Investment fair value changes recorded	(1,000)	(3,218)	—	1,608
(1)The principal balance of loans sold to third parties is net of $15 million related to construction draws on residential investor bridge loans sold to the Oaktree joint venture.
(2)For residential investor term at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL term securitizations. For residential investor bridge at Redwood, represents the transfer of residential investor bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their inclusion in one of our bridge loan securitizations, which generally have replenishment features.
(3)Represents loan origination fee income and net market valuation changes from the time a loan is originated to when it is sold, securitized or transferred to our investment portfolio. See Table 20.1 for additional detail on Mortgage banking activities income (loss).

Residential Investor Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying residential investor term loans and bridge loans owned by these entities. For loans held at our consolidated CAFL Term entities and one CAFL Bridge entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income. The net impact to our income statement associated with our economic investments in the CAFL Term entities is presented in Table 4.2. We did not elect to account for two of our CAFL Bridge securitizations under the collateralized financing entity guidelines but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income.
The following table provides the activity of residential investor loans held-for-investment at CAFL during the three months ended March 31, 2024 and 2023.
Table 7.3 – Activity of Residential Investor Loans Held-for-Investment at CAFL

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(In Thousands)	Residential Investor Term at CAFL	Residential Investor Bridge at CAFL	Residential Investor Term at CAFL	Residential Investor Bridge at CAFL
Net market valuation gains (losses) recorded(1)	$7,583	$3,690	$37,179	$(592)
Fair value of loans transferred to HFI	—	98,731	—	80,792

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 7. Residential Investor Loans - (continued)

Footnote to Table 7.3
(1)Net market valuation gains (losses) on residential investor loans held-for-investment at CAFL are recorded through Investment fair value changes, net on our consolidated statements of income. For loans held at our consolidated CAFL Term entities and one CAFL Bridge entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 4.2.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 7. Residential Investor Loans - (continued)
Residential Investor Loan Characteristics
The following tables summarize the characteristics of the residential investor loans owned at Redwood and at consolidated CAFL entities at March 31, 2024 and December 31, 2023.
Table 7.4 – Characteristics of Residential Investor Loans

March 31, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	73	1,022	850	1,849
Unpaid principal balance	$263,048	$3,066,563	$1,336,820	$752,084
Fair value of loans	$253,774	$2,853,052	$1,313,010	$762,158
Weighted average coupon	6.95%	5.34%	10.35%	10.62%
Weighted average remaining loan term (years)	7	5	1	1
Market value of loans pledged as collateral under short-term debt facilities	$5,307	N/A	$35,653	N/A
Market value of loans pledged as collateral under long-term debt facilities	$212,589	N/A	$1,223,044	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	2	42	48	61
Unpaid principal balance of loans with 90+ day delinquencies	$28,064	$137,447	$92,810	$11,741
Fair value of loans with 90+ day delinquencies (2)	$15,623	N/A	$81,326	N/A
Number of loans in foreclosure	2	10	34	59
Unpaid principal balance of loans in foreclosure (3)	$28,064	$25,158	$76,483	$5,295
Fair value of loans in foreclosure (3)	$15,623	N/A	$64,999	N/A

December 31, 2023	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	38	1,055	925	1,912
Unpaid principal balance	$152,213	$3,194,131	$1,360,957	$756,574
Fair value of loans	$144,359	$2,971,725	$1,341,618	$762,596
Weighted average coupon	6.92%	5.34%	10.41%	10.82%
Weighted average remaining loan term (years)	7	5	1	1
Market value of loans pledged as collateral under short-term debt facilities	$2,393	N/A	$92,832	N/A
Market value of loans pledged as collateral under long-term debt facilities	$122,541	N/A	$1,205,366	N/A
Delinquency information
Number of loans with 90+ day delinquencies (2)	2	45	54	52
Unpaid principal balance of loans with 90+ day delinquencies	$28,263	$143,623	$96,934	$10,646
Fair value of loans with 90+ day delinquencies (2)	$16,822	N/A	$86,137	N/A
Number of loans in foreclosure	2	7	36	47
Unpaid principal balance of loans in foreclosure (3)	$28,263	$15,708	$79,841	$3,931
Fair value of loans in foreclosure (3)	$16,822	N/A	$69,046	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 7. Residential Investor Loans - (continued)
Footnotes to Table 7.4
(1)The fair value of the loans held by consolidated CAFL Term entities and one CAFL Bridge entity were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities.
(2)The number of loans 90+ days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.

At March 31, 2024 and December 31, 2023, in addition to residential investor bridge and term loans that were 90 or more days delinquent, residential investor bridge loans with an aggregate unpaid principal balance of $142 million and $207 million, respectively, and an aggregate fair value of $137 million and $201 million, respectively, were on non-accrual status.
The following table presents the unpaid principal balance of business purpose loans recorded on our consolidated balance sheets at March 31, 2024 by collateral/strategy type.
Table 7.5 – Residential Investor Loans Collateral/Strategy Type

March 31, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL(1)
(Dollars in Thousands)
Term
Single family rental	185,581	2,393,902	—	—
Multifamily	77,467	672,661	—	—
Bridge
Renovate / Build for Rent ("BFR")(2)	—	—	602,774	389,451
Single Asset Bridge ("SAB")(3)	—	—	23,023	136,475
Multifamily(4)	—	—	686,456	221,635
Third-Party Originated	—	—	24,567	4,523
Total Residential Investor Loans	$263,048	$3,066,563	$1,336,820	$752,084
(1)The fair value of the loans held by consolidated CAFL Term entities and one CAFL Bridge entity were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable in accordance with GAAP for collateralized financing entities.
(2)    Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(3)    Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
(4)    Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 8. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at March 31, 2024 and December 31, 2023.
Table 8.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Number of loans	28	28
Unpaid principal balance	$436,718	$438,868
Fair value of loans	$422,788	$425,285
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	1	2
There were no consolidated agency multifamily loans with 90+ day delinquencies and no multifamily loans in foreclosure at March 31, 2024 and December 31, 2023.
The outstanding Consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at March 31, 2024 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three months ended March 31, 2024 and 2023.
Table 8.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net market valuation gains (losses) recorded (1)	$(347)	$4,160
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at March 31, 2024 and December 31, 2023.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	March 31, 2024	December 31, 2023
Trading	$102,220	$40,424
Available-for-sale	110,087	87,373
Total Real Estate Securities	$212,307	$127,797
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities. The following table presents the fair value of trading securities by position and collateral type at March 31, 2024 and December 31, 2023.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	March 31, 2024	December 31, 2023
Senior
Interest-only securities (1)	$97,955	$36,109
Total Senior	97,955	36,109
Subordinate
Multifamily securities	2,714	2,641
Other third-party residential securities	1,551	1,674
Total Subordinate	4,265	4,315
Total Trading Securities	$102,220	$40,424
(1)Includes $32 million and $28 million of Sequoia certificated mortgage servicing rights at March 31, 2024 and December 31, 2023, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at March 31, 2024 and December 31, 2023.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	March 31, 2024	December 31, 2023
Senior (1)	$—	$—
Subordinate	16,370	16,567
Total Trading Securities	$16,370	$16,567
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three months ended March 31, 2024 and 2023.
Table 9.4 – Trading Securities Activity

	Three Months Ended March 31,
(In Thousands)	2024	2023
Fair value of securities acquired	$47,526	$1,700
Fair value of securities sold	—	3,509
Net market valuation gains (losses) recorded (1)	14,475	1,961
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at March 31, 2024 and December 31, 2023.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	March 31, 2024	December 31, 2023
Mezzanine
Other third-party securities	$9,219	$—
Total Mezzanine	9,219	—
Subordinate
Sequoia securities	$87,647	$78,942
Multifamily securities	4,470	4,460
Other third-party securities	8,751	3,971
Total Subordinate	100,868	87,373
Total AFS Securities	$110,087	$87,373
The following table provides the activity of available-for-sale securities during the three months ended March 31, 2024 and 2023.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended March 31,
(In Thousands)	2024	2023
Fair value of securities acquired	$14,056	$—
Fair value of securities sold	—	2,678
Principal balance of securities called	—	—
Net unrealized gains (losses) on AFS securities (1)	8,656	5,007
(1)Net unrealized gains (losses) on AFS securities are recorded on our consolidated balance sheets through Accumulated other comprehensive loss.
At March 31, 2024, we had $4 million of AFS securities with contractual maturities less than five years, $7 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
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
March 31, 2024
(Unaudited)

Note 9. Real Estate Securities - (continued)

believe that principal losses will exceed the purchase discount. We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2024 and December 31, 2023.
Table 9.7 – Carrying Value of AFS Securities

(In Thousands)	March 31, 2024	December 31, 2023
Principal balance	$166,302	$149,956
Credit reserve	(19,717)	(23,436)
Unamortized discount, net	(52,891)	(46,885)
Amortized cost	93,694	79,635
Gross unrealized gains	23,126	16,973
Gross unrealized losses	(4,880)	(6,753)
CECL allowance	(1,853)	(2,482)
Carrying Value	$110,087	$87,373
The following table presents the changes for the three months ended March 31, 2024, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2024
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$23,436	$46,885
Amortization of net discount	—	(92)
Realized credit recoveries (losses), net	18	—
Acquisitions	—	2,361
Sales, calls, other	—	—
Transfers to (release of) credit reserves, net	(3,737)	3,737
Ending Balance	$19,717	$52,891

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at March 31, 2024 and December 31, 2023.
Table 9.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
March 31, 2024	$2,851	$(2)	$21,416	$(4,878)
December 31, 2023	2,374	(128)	27,299	(6,625)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 9. Real Estate Securities - (continued)

At March 31, 2024, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheets included 69 AFS securities, of which 13 were in an unrealized loss position and 12 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2023, our consolidated balance sheets included 66 AFS securities, of which 21 were in an unrealized loss position and 19 were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $5 million at March 31, 2024. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At March 31, 2024, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At March 31, 2024, our current expected credit loss ("CECL") allowance related to our AFS securities was $2 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit-related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at March 31, 2024.
Table 9.10 – Significant Credit Quality Indicators

March 31, 2024	Subordinate Securities
Default rate	0.8%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three months ended March 31, 2024.
Table 9.11 – Rollforward of Allowance for Credit Losses

Three Months Ended March 31, 2024
(In Thousands)
Beginning balance allowance for credit losses	$2,482
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(629)
Reduction to allowance for securities sold during the period	—
Ending balance of allowance for credit losses	$1,853
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. During the three months ended March 31, 2024, we did not sell any AFS securities. During the three months ended March 31, 2023, we realized gains of $1 million on sales of AFS securities.
Note 10. Home Equity Investments (HEI)
From time to time, we may purchase home equity investment contracts from third party originators under flow purchase agreements. Additionally, in the third quarter of 2023, we began to originate HEI directly. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
As discussed in Note 3, we co-sponsored two HEI securitization transactions. We consolidate these HEI securitization entities in accordance with GAAP and have elected to account for them under the CFE election. As such, market valuation changes for the securitized HEI are based on the estimated fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of income.
The following table presents our HEI at March 31, 2024 and December 31, 2023.
Table 10.1 – Home Equity Investments

(In Thousands)	March 31, 2024	December 31, 2023
HEI at Redwood	$246,561	$244,719
HEI held at consolidated HEI securitization entities	314,184	305,717
Total Home Equity Investments	$560,745	$550,436
The following table details our HEI activity during the three months ended March 31, 2024 and 2023.
Table 10.2 – Activity of HEI

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$307	$—	$40,141	$—
Fair value of HEI transferred	—	—	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following table provides the components of HEI income, net for the three months ended March 31, 2024 and 2023 and reflect net market valuation gains (losses) recorded on HEI at Redwood and on securitized HEI, net of the third party and non-controlling interests in the HEI securitizations that are not owned by Redwood.
Table 10.3 – Components of HEI Income, net

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(In Thousands)
Net market valuation gains (losses) recorded on HEI at Redwood	$6,143	$3,840
Net market valuation gains (losses) recorded on Securitized HEI	15,424	1,068
Net market valuation gains (losses) recorded on ABS Issued from HEI securitizations(1)	(7,409)	126
Net market valuation gains (losses) recorded on non-controlling interests in HEI securitizations	(5,127)	(769)
Total HEI income, net	$9,031	$4,265
(1)Amount includes interest expense associated with ABS issued, which totaled $3 million and $1 million for the three months ended March 31, 2024 and 2023, respectively.
The following tables summarizes the characteristics of our HEI at March 31, 2024 and December 31, 2023.
Table 10.4 – HEI Characteristics

	March 31, 2024		December 31, 2023
(Dollars in Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Number of HEI contracts	1,992	2,370	2,034	2,434
Average initial amount of contract	$105	$95	$105	$96
Note 11. Other Investments
Other investments at March 31, 2024 and December 31, 2023 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	March 31, 2024	December 31, 2023
Servicer advance investments	$216,033	$225,345
Strategic investments	57,608	56,107
Excess MSRs	36,122	37,367
Mortgage servicing rights	27,417	24,877
Other	165	234
Total Other Investments	$337,345	$343,930
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to portfolios of legacy residential mortgage-backed securitizations serviced by the co-investor. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the transactions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 11. Other Investments - (continued)
At March 31, 2024, our servicer advance investments had a carrying value of $216 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $9.92 billion. The outstanding servicer advance receivables associated with these investments were $176 million at March 31, 2024, which were financed with short-term non-recourse securitization debt. See Note 14 for additional detail on this debt. The servicer advance receivables were comprised of the following types of advances at March 31, 2024 and December 31, 2023.
Table 11.2 – Components of Servicer Advance Receivables

(In Thousands)	March 31, 2024	December 31, 2023
Principal and interest advances	$56,005	$60,216
Escrow advances (taxes and insurance advances)	89,381	91,792
Corporate advances	30,523	32,579
Total Servicer Advance Receivables	$175,909	$184,587
We account for our servicer advance investments at fair value and during the three months ended March 31, 2024, we received $9 million in repayments, recorded $5 million of interest income, through Other interest income, and recorded a net market valuation loss of $1 million through Investment fair value changes, net in our consolidated statements of income.
Strategic Investments
Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At March 31, 2024, we had made a total of 36 investments in companies through RWT Horizons with a total carrying value of $22 million, as well as seven corporate-level investments. For the three months ended March 31, 2024, we recognized a net market valuation gain of $1 million on our strategic investments through Investment fair value changes, net in our consolidated statements of income, largely driven by one of the portfolio companies completing a Series A capital raising transaction during the first quarter of 2024.
In the second quarter of 2023, we established a joint venture with Oaktree Capital Management, L.P. ("Oaktree"), a global investment manager, to invest in residential investor bridge loans originated by our CoreVest subsidiary. During the three months ended March 31, 2024, we sold $52 million of residential investor bridge loans, net of $15 million of construction draws, to the joint venture and at March 31, 2024, the carrying value of our investment in the joint venture was $5 million. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three months ended March 31, 2024, we recognized $3 million of interest income through Other interest income and we recorded net market valuation losses of $1 million through Investment fair value changes, net on our consolidated statements of income.
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the three months ended March 31, 2024, we retained MSRs with an aggregate unpaid principal balance of $9 million from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 11. Other Investments - (continued)
At March 31, 2024 and December 31, 2023, our MSRs had a fair value of $27 million and $25 million, respectively, and were associated with loans with an aggregate principal balance of $2.00 billion and $2.19 billion, respectively. During the three months ended March 31, 2024, including net market valuation gains and losses on our MSRs, we recorded net income related to our MSRs of $4 million through Other income on our consolidated statements of income.
Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2024 and December 31, 2023.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2024		December 31, 2023
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$—	$—	$1,742	$50,000
TBAs	—	—	952	385,000
Interest rate futures	1,840	782,000	—	—
Assets - Other Derivatives
Loan purchase commitments	1,315	284,460	11,518	216,194
Total Assets	$3,155	$1,066,460	$14,212	$651,194

Liabilities - Risk Management Derivatives
TBAs	$(5)	$7,000	$(27,020)	$1,405,000
Interest rate futures	(2,422)	445,000	(3,394)	141,500
Liabilities - Other Derivatives
Loan purchase commitments	(3,422)	717,175	(3,414)	430,983
Total Liabilities	$(5,849)	$1,169,175	$(33,828)	$1,977,483
Total Derivative Financial Instruments, Net	$(2,694)	$2,235,635	$(19,616)	$2,628,677
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2024, we were party to interest rate futures contracts with an aggregate notional amount of $1.23 billion. At December 31, 2023, we were party to swaps and swaptions with an aggregate notional amount of $50 million, futures with an aggregate notional amount of $142 million and TBA agreements with an aggregate notional amount of $1.79 billion.
For the three months ended March 31, 2024 and 2023, risk management derivatives had net market valuation gains of $10 million and losses of $17 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income.
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2024, LPCs had net market valuation losses of $6 million, which were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three months ended March 31, 2023, LPCs had net market valuation losses of $0.2 million, which were recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 12. Derivative Financial Instruments - (continued)
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $67 million and $68 million at March 31, 2024 and December 31, 2023, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three months ended March 31, 2024 and 2023, we reclassified $1 million of realized net losses from Accumulated other comprehensive loss into Interest expense. As of March 31, 2024, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2024, we assessed this risk as remote and did not record an associated specific valuation adjustment. At March 31, 2024, we were in compliance with our derivative counterparty ISDA agreements.
Note 13. Other Assets and Liabilities
Other assets at March 31, 2024 and December 31, 2023 are summarized in the following table.
Table 13.1 – Components of Other Assets

(In Thousands)	March 31, 2024	December 31, 2023
REO	$91,313	$93,599
Accrued interest receivable	79,491	69,072
Investment receivable	50,917	67,302
Deferred tax asset	40,116	40,115
Margin receivable	19,409	33,414
Operating lease right-of-use assets	11,539	12,532
Fixed assets and leasehold improvements (1)	7,225	7,829
Income tax receivables	1,134	2,082
Other	32,487	25,164
Total Other Assets	$333,631	$351,109
(1)Fixed assets and leasehold improvements had a basis of $18 million and accumulated depreciation of $10 million at March 31, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
Accrued expenses and other liabilities at March 31, 2024 and December 31, 2023 are summarized in the following table.
Table 13.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2024	December 31, 2023
Payable to noncontrolling interests	$86,860	$81,177
Accrued interest payable	60,925	52,755
Accrued compensation	18,529	28,140
Operating lease liabilities	13,659	14,725
Unsettled trades	13,404	—
Accrued operating expenses	9,265	5,527
Guarantee obligations	5,650	5,781
Residential consumer loan and MSR repurchase reserve	4,878	4,700
Current accounts payable	4,481	4,992
Bridge loan holdbacks	2,185	2,059
Preferred stock dividends payable	1,478	1,478
Margin payable	—	350
Other	19,877	15,119
Total Accrued Expenses and Other Liabilities	$241,191	$216,803
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from residential investor loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. We met all margin calls due through March 31, 2024.
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
See Note 17 for additional information on leases.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 13. Other Assets and Liabilities - (continued)
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities during the three months ended March 31, 2024.
Table 13.3 – REO Activity

	Three Months Ended March 31, 2024
(In Thousands)	Bridge (1)	Legacy Sequoia	Freddie Mac SLST	Term at CAFL	Total
Balance at beginning of period	$87,757	$—	$3,158	$2,684	$93,599
Transfers to REO	803	—	1,043	—	1,846
Liquidations (2)	(126)	—	(1,386)	—	(1,512)
Changes in fair value, net	(2,983)	—	363	—	(2,620)
Balance at End of Period	$85,451	$—	$3,178	$2,684	$91,313
(1)Includes REO held at Redwood and within consolidated CAFL Bridge securitization entities.
(2)For the three months ended March 31, 2024, REO market valuation adjustments and liquidations resulted in net valuation losses of $3 million, which were recorded in Investment fair value changes, net on our consolidated statements of income.
The following table provides detail on the numbers of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at March 31, 2024 and December 31, 2023.
Table 13.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	Term at CAFL	Total
At March 31, 2024	17	—	24	1	42
At December 31, 2023	16	—	28	1	45
Legal and Repurchase Reserves
See Note 17 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 11 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at March 31, 2024, the carrying value of their interests was $22 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three months ended March 31, 2024, we allocated $1 million of income to the co-investors, recorded in Other expenses on our consolidated statements of income.
In 2021 and in 2023, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investors' interests in the HEI securitization entities as liabilities, and at March 31, 2024, the carrying value of their interests was $65 million, representing the fair value of their economic interests in the beneficial interests issued by the HEI entities. During the three months ended March 31, 2024, the investors' share of earnings, net from their retained interests was $5 million, recorded through HEI income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 14. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2024, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2024 and December 31, 2023.
Table 14.1 – Short-Term Debt

	March 31, 2024
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity (2)	Weighted Average Days Until Maturity
Facilities
Residential consumer loan warehouse (3)	5	$470,761	$1,350,000	7.26%	5/2024-3/2025	226
Residential investor loan warehouse	2	31,321	455,000	8.06%	5/2024-6/2024	71
Real estate securities repo	4	80,657	—	6.81%	4/2024-6/2024	38
Residential MSR warehouse	1	46,514	50,000	8.58%	10/2024	211
HEI warehouse	1	119,851	150,000	9.84%	8/2024	123
Total Short-Term Debt Facilities	13	749,104
Servicer advance financing	1	147,341	240,000	7.68%	12/2024	246
Recourse subordinate securities financing	2	223,934	—	7.21%	9/2024-2/2025	235
Promissory notes	N/A	15,273	—	7.02%	N/A	N/A
Convertible notes, net	N/A	115,792	—	5.63%	7/2024	106
Total Short-Term Debt		$1,251,444

	December 31, 2023
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential consumer loan warehouse	4	$796,537	$1,150,000	7.27%	2/2024-12/2024	202
Residential investor loan warehouse	2	71,719	455,000	8.14%	5/2024-6/2024	166
Real estate securities repo	3	82,622	—	7.01%	1/2024-3/2024	26
Residential MSR warehouse	1	47,858	50,000	8.60%	10/2024	302
HEI warehouse	1	122,659	150,000	9.89%	8/2024	214
Total Short-Term Debt Facilities	11	1,121,395
Servicer advance financing	1	153,653	240,000	7.71%	12/2024	337
Recourse subordinate securities financing	1	124,552	—	7.21%	9/2024	266
Promissory notes	N/A	16,064	—	6.97%	N/A	N/A
Convertible notes, net	N/A	142,558	—	5.63%	7/2024	197
Total Short-Term Debt		$1,558,222

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 14. Short-Term Debt - (continued)
Footnotes to table 14.1
(1)Borrowings under our facilities generally are uncommitted and charged interest based on a specified margin over SOFR.
(2)Promissory notes payable on demand to lender with 90-day notice.
(3)At March 31, 2024, includes one non-recourse facility with a borrowing limit of $300 million and a maturity of March 2025.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at March 31, 2024 and December 31, 2023.
Table 14.2 – Collateral for Short-Term Debt

(In Thousands)	March 31, 2024	December 31, 2023
Collateral Type
Held-for-sale residential consumer loans	$507,450	$907,742
MSRs (1)	84,831	76,560
Residential investor loans	40,961	95,225
HEI	239,665	237,973
Real estate securities (collateralizing debt facilities)
On balance sheet	4,470	4,460
Sequoia securitizations (2)	43,653	52,333
Freddie Mac K-Series securitization (2)	33,551	33,308
CAFL securitizations (2)	32,336	32,010
Total real estate securities owned	114,010	122,111
Restricted cash and other assets	580	—
Total Collateral for Short-Term Debt Facilities	987,497	1,439,611
Cash	14,357	15,162
Real estate securities (recourse subordinate securities financing)	313,148	175,096
Servicer advances	216,033	225,345
Total Collateral for Short-Term Debt	$1,531,035	$1,855,214
(1)Includes certificated mortgage servicing rights classified as securities on our consolidated balance sheets.
(2)Represents securities we retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS issued from these securitizations.
For the three months ended March 31, 2024, the average balance of our short-term debt facilities was $951 million. At March 31, 2024 and December 31, 2023, accrued interest payable on our short-term debt facilities was $4 million and $6 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia securitizations ("Subordinate securities financing" in Table 14.1 above). The financing is fully and unconditionally guaranteed by Redwood, and had an interest rate of approximately 4.21% through September 2022, 5.71% from October 2022 through September 2023, and 7.21% from October 2023 through final maturity in September 2024.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 14. Short-Term Debt - (continued)
During the three months ended March 31, 2024, we repurchased $27 million of our convertible notes due in 2024. At March 31, 2024 the outstanding principal balance of our convertible notes due in July 2024 was $116 million.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at March 31, 2024.
Table 14.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2024
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential consumer loans	$—	$92,411	$378,350	$470,761
Residential investor loans	—	31,321	—	31,321
Real estate securities	35,846	44,811	223,934	304,591
MSRs	—	—	46,514	46,514
HEI	—	—	119,851	119,851
Servicer advances	—	—	147,341	147,341
Total Secured Short-Term Debt Facilities	35,846	168,543	915,990	1,120,379
Promissory notes (unsecured)	—	15,273	—	15,273
Convertible notes, net (unsecured)	—	—	115,792	115,792
Total Short-Term Debt	$35,846	$183,816	$1,031,782	$1,251,444

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 15. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at March 31, 2024 and December 31, 2023, along with other selected information, are summarized in the following table.
Table 15.1 – Asset-Backed Securities Issued

	March 31, 2024
	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$141,686	$6,060,855	$3,339,432	$1,305,826	$400,250	$226,752	$11,474,801
Interest-only certificates at fair value	122	53,814	94,096	12,984	3,712	—	164,728
Market valuation adjustments	(10,933)	(691,532)	(204,149)	(79,468)	(14,724)	(6,427)	(1,007,233)
Unamortized debt discount and deferred debt issuance costs	—	—	(575)	(3,532)	—	—	(4,107)
ABS Issued, Net	$130,875	$5,423,137	$3,228,804	$1,235,810	$389,238	$220,325	$10,628,189
Range of weighted average interest rates, by series(3)	3.75% to 6.69%	2.67% to 6.23%	2.31% to 7.89%	3.50% to 7.50%	3.55%	3.88% to 6.71%
Stated maturities(3)	2024-2036	2047-2054	2027-2033	2028-2059	2025	2052-2053
Number of series	20	25	21	3	1	2

	December 31, 2023
	Legacy Sequoia	Sequoia	CAFL(1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$151,106	$5,000,540	$3,472,825	$1,328,657	$402,400	$233,131	$10,588,659
Interest-only certificates at fair value	162	52,112	101,828	13,856	4,562	—	172,520
Market valuation adjustments	(12,738)	(622,522)	(209,740)	(72,742)	(14,985)	(10,643)	(943,370)
Unamortized debt discount and deferred debt issuance costs	—	—	(1,935)	(3,994)	—	—	(5,929)
ABS Issued, Net	$138,530	$4,430,130	$3,362,978	$1,265,777	$391,977	$222,488	$9,811,880
Range of weighted average interest rates, by series(3)	3.59% to 6.66%	2.67% to 6.24%	2.34% to 7.89%	3.50% to 7.5%	3.55%	3.86% to 6.7%
Stated maturities(3)	2024-2036	2047-2053	2027-2033	2028-2059	2025	2052-2053
Number of series	20	22	21	3	1	2
(1)Includes $478 million and $485 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at March 31, 2024 and December 31, 2023, respectively.
(2)Includes $175 million and $182 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at both March 31, 2024 and December 31, 2023, respectively.
(3)Certain ABS issued by CAFL and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
During the fourth quarter of 2023, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest residential investor bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $231 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interests in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of income. At March 31, 2024, the principal balance of the ABS issued was $231 million, and the net carrying value was $232 million. The weighted average stated coupon of the ABS issued was 7.89% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in December 2025, and beginning in July 2026, the interest rate on the ABS issued increases by 1.5% through final maturity in December 2030. The ABS issued by this securitization were collateralized by $230 million of residential investor bridge loans, $1 million of restricted cash and $25 million of other assets at March 31, 2024. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through December 2025), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the second quarter of 2022, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest residential investor bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $215 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At March 31, 2024, the principal balance of the ABS issued was $215 million, and the unamortized debt discount and deferred issuance costs were $1 million in total, for a net carrying value of $214 million. The weighted average stated coupon of the ABS issued was 4.32% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2024, and beginning in June 2025, the interest rate on the ABS issued increases by 2% through final maturity in May 2029. The ABS issued by this securitization were collateralized by $228 million of residential investor bridge loans, $18 million of restricted cash and $7 million other assets at March 31, 2024. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2024), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest residential investor bridge loans (presented within CAFL in table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At March 31, 2024, the principal balance of the ABS issued was $263 million, and the unamortized debt discount and deferred issuance costs were zero, for a net carrying value of $263 million. During the three months ended March 31, 2024, we repurchased of $7 million of this CAFL bridge ABS issuance for a net gain on extinguishment of debt of $0.3 million which was recorded in Realized gains, net on our consolidated statements of income. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $304 million of residential investor bridge loans and $8 million of restricted cash and other assets at March 31, 2024. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024), unless an amortization event occurs prior to the expiration of the 30-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
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
March 31, 2024
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
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
March 31, 2024
(Unaudited)

Note 15. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At March 31, 2024, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at March 31, 2024 and December 31, 2023. Interest due on consolidated ABS issued is payable monthly.
Table 15.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2024	December 31, 2023
Legacy Sequoia	$283	$303
Sequoia	21,428	15,990
CAFL	10,653	11,537
Freddie Mac SLST (1)	4,391	4,496
Freddie Mac K-Series	1,184	1,190
Total Accrued Interest Payable on ABS Issued	$37,939	$33,516
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 16. Long-Term Debt
The tables below summarize our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rates, and the maturity information at March 31, 2024 and December 31, 2023.
Table 16.1 – Long-Term Debt

	March 31, 2024
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility C	$55,526	$—	$55,526	N/A	5.00%	6/2026
Non-Recourse Residential Investor Loan Financing
Facility D	475,072	—	475,072	$750,000	SOFR + 2.76%	N/A
Recourse Residential Investor Loan Financing
Facility F	—	—	—	500,000	SOFR + 2.25%-2.60%	9/2025
Facility H	368,363	—	368,363	450,000	SOFR + 2.25%-2.60%	7/2025
Facility I	228,970	—	228,970	450,000	SOFR + 2.25%-2.45%	6/2025
Facility J	25,368	(824)	24,544	100,000	AMERIBOR + 5.00%	12/2026
Other Recourse Financing
Facility K	—	—	—	200,000	SOFR + 5.00%	3/2026
Total Long-Term Debt Facilities	1,153,299	(824)	1,152,475
Convertible notes
5.75% exchangeable senior notes	156,666	(1,320)	155,346	N/A	5.75%	10/2025
7.75% convertible senior notes	207,410	(4,499)	202,911	N/A	7.75%	6/2027
Trust preferred securities and subordinated notes	139,500	(675)	138,825	N/A	SOFR + 2.51%	7/2037
Senior Notes	60,000	(2,419)	57,581	N/A	9.13%	3/2029
Total Long-Term Debt	$1,716,875	$(9,737)	$1,707,138

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 16. Long-Term Debt - (continued)

	December 31, 2023
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Facility B	$101,228	$—	$101,228	N/A	5.71%	2/2025
Facility C	57,982	—	57,982	N/A	4.75%	6/2026
Non-Recourse Residential Investor Loan Financing
Facility D	481,465	(194)	481,271	$750,000	SOFR + 2.94%	N/A
Facility E	70,858	(750)	70,108	100,000	SOFR + 3.25%	12/2025
Recourse Residential Investor Loan Financing
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
(1)Variable rate borrowings are based on 1- or 3-month AMERIBOR or SOFR, plus an applicable spread.
Refer to Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for a full description of our long-term debt.
During the three months ended March 31, 2024, we repurchased $4 million par value of our 7.75% convertible senior notes at a discount and recorded a gain on extinguishment of $0.1 million in Realized gains, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 16. Long-Term Debt - (continued)

The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at March 31, 2024 and December 31, 2023.
Table 16.2 – Collateral for Long-Term Debt

(In Thousands)	March 31, 2024	December 31, 2023
Collateral Type
Residential investor bridge loans	$1,223,044	$1,205,366
Residential investor term loans	212,589	122,541
Real estate securities
CAFL securitizations (1)	115,025	237,607
Total Collateral for Long-Term Debt	$1,550,658	$1,565,514
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at March 31, 2024 and December 31, 2023.
Table 16.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	March 31, 2024	December 31, 2023
Long-term debt facilities	$5,498	$5,502
Convertible notes
5.75% exchangeable senior notes	4,503	2,251
7.75% convertible senior notes	4,573	566
Trust preferred securities and subordinated notes	1,881	1,929
Senior Notes	1,049	—
Total Accrued Interest Payable on Long-Term Debt	$17,504	$10,248
Recourse Subordinate Securities Financing Facilities
In 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023, increasing to 5.71% from March 2023 through February 2024, and to 7.21% from March 2024 through February 2025. The financing facility may be terminated at our option, beginning in February 2023, and has a final maturity in February 2025. During the three months ended March 31, 2024, we reclassified this facility from long-term to short-term debt (Facility B in Table 16.1 above at December 31, 2023) when the maturity of this facility became less than a year.
In 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations (Facility C in Table 16.1 above). The financing is guaranteed by Redwood, with an interest rate of approximately 4.75% through June 2024, increasing to 6.25% from July 2024 through June 2025, and to 7.75% from July 2025 to June 2026. The financing facility may be terminated at our option, beginning in June 2023, and has a final maturity in June 2026.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 16. Long-Term Debt - (continued)

Other Recourse Financing
During the three months ended March 31, 2024 we entered into a corporate secured revolving financing facility with CPP Investments to provide recourse debt financing secured by previously unencumbered assets, such as retained Residential Consumer and Residential Investor subordinate securities and other investments, as well as equity in certain operating subsidiaries (Facility K in Table 16.1 above). At March 31, 2024, this facility had a borrowing limit of $200 million and a two-year term, with a one-year extension option. Subsequent to March 31, 2024, we exercised our right under the terms of the facility with CPP Investments to increase the borrowing limit of this facility to $250 million.
Senior Notes
In January 2024, Redwood issued $60 million of 9.125% Senior Notes due in 2029. The Senior Notes are senior unsecured obligations of Redwood and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on June 1, 2024. The Senior Notes mature on March 1, 2029. We may redeem the Senior Notes, in whole or in part, at any time on or after March 1, 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 17. Commitments and Contingencies
Lease Commitments
At March 31, 2024, we were obligated under nine non-cancelable operating leases with expiration dates through 2031 for $15 million of cumulative lease payments. For both the three-month periods ended March 31, 2024 and 2023 our operating lease expense was $1 million.
The following table presents our future lease commitments at March 31, 2024.
Table 17.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2024
2024 (9 months)	$3,402
2025	3,687
2026	3,520
2027	2,588
2028	1,122
2029 and thereafter	869
Total Lease Commitments	15,188
Less: Imputed interest	(1,529)
Operating Lease Liabilities	$13,659
During the three months ended March 31, 2024, we did not enter into any new office leases with a lease term of greater than one year. At March 31, 2024, our operating lease liabilities were $14 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $12 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for our leases was 4 years and 5.3%, respectively.
Commitment to Fund Residential Investor Bridge Loans
As of March 31, 2024, we had commitments to fund up to $513 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At March 31, 2024, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three months ended March 31, 2024, we recorded a net market valuation loss of $1 million, related to this liability through Mortgage banking activities and Investment of fair value changes, net on our consolidated statements of income.
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
March 31, 2024
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Commitments to Fund Strategic Investments
In the first quarter of 2022, we entered into a $25 million commitment to an investment fund with the mission of providing quality workforce housing opportunities in several California urban communities, including the San Francisco Bay Area. At March 31, 2024, we had funded $16 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
In 2021, we entered into a commitment to fund a $5 million RWT Horizons strategic investment. At March 31, 2024, we had funded $2 million of this commitment. This investment is included in Other investments on our consolidated balance sheets.
Commitment to Fund Joint Ventures
In the first quarter of 2024, we established a joint venture with Canadian Pension Plan Investment Board ("CPP Investments"), a global investment manager, to invest in residential investor bridge and term loans originated by our CoreVest subsidiary. In accordance with the terms of the joint venture, we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. Redwood and its subsidiaries will administer the assets on behalf of this joint venture. Redwood will earn ongoing fees to oversee the administration of the joint venture and is entitled to earn additional performance fees upon realization of specified return hurdles. CPP Investments and Redwood have committed to allocate up to $500 million of equity to the joint venture, with approximately $400 million of equity capital expected to be contributed to joint venture entities by CPP Investments and approximately $100 million of equity capital expected to be allocated by Redwood across both Redwood's direct equity capital contribution to joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At March 31, 2024, no investments had been funded through this joint venture.
In the second quarter of 2023, we established a joint venture with Oaktree to invest in residential investor bridge loans originated by our CoreVest subsidiary. In accordance with the terms of the joint venture, we will offer to sell certain residential investor bridge loans we originate into the joint venture that meet specified criteria at contractually pre-established prices. Redwood and its subsidiaries will administer the assets on behalf of this joint venture. Redwood will earn ongoing fees to oversee the administration of the joint venture and is entitled to earn additional performance fees upon realization of specified return hurdles. Additionally, we have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At March 31, 2024, we had contributed $4 million of capital to the joint venture.
Riverbend Contingent Consideration
As part of the consideration for our acquisition of Riverbend, we may make earnout payments payable in cash, based on generating specified revenues over a threshold amount during the two-year period ending July 1, 2024, up to a maximum potential amount payable of $25 million. These contingent earnout payments are classified as a contingent consideration liability on our consolidated balance sheets and carried at fair value. At March 31, 2024, our estimated fair value of this contingent liability was zero.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At March 31, 2024, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2024, we had incurred less than $100 thousand of cumulative losses under these arrangements. For the three months ended March 31, 2024, other income related to these arrangements was $0.2 million.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at March 31, 2024, the loans had an unpaid principal balance of $388 million, a weighted average FICO score of 761 (at origination), and LTV ratio of 74% (at origination). At March 31, 2024, $8 million of the loans were 90 or more days delinquent, of which five loans with an aggregate unpaid principal balance of $1 million were in foreclosure. At March 31, 2024, the carrying value of our guarantee obligation was $6 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 17. Commitments and Contingencies - (continued)
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At both March 31, 2024 and December 31, 2023, assets of such SPEs totaled $28 million, and liabilities totaled $6 million.
Loss Contingencies — Repurchase Reserves
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential consumer and residential investor loans we have sold to securitization trusts or third parties and for conforming residential consumer loans associated with MSRs that we have purchased from third parties. We do not originate residential consumer loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.
At both March 31, 2024 and December 31, 2023, our repurchase reserve associated with our residential consumer loans and MSRs was $5 million, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During both the three months ended March 31, 2024 and 2023, we received one repurchase request. During the three months ended March 31, 2024 and 2023 we repurchased one and five loan(s), respectively. During the three months ended March 31, 2024 and 2023, we recorded reversals of repurchase provision expenses of $0.2 million and zero, respectively, in Mortgage banking activities, net, on our consolidated statements of income.
At March 31, 2024 and December 31, 2023, our repurchase reserve associated with residential investor loans sold to third-parties was $0.01 million and zero, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. During the three months ended March 31, 2024 and 2023, we received nine and four repurchase requests, respectively, for residential investor loans sold to third parties, and repurchased zero and eleven residential investor loans, respectively, that had been sold to third parties. One repurchase provision was recorded during the first three months of 2024 and, at March 31, 2024, two open repurchase requests were outstanding for residential investor loans sold to third parties.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 17 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Loss Contingencies - Litigation, Claims and Demands.”

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 18. Equity
The following table provides a summary of changes to Accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023.
Table 18.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$10,219	$(68,176)	$3,435	$(72,303)
Other comprehensive income before reclassifications	8,656	—	5,007	—
Amounts reclassified from other accumulated comprehensive income (loss)	(629)	1,029	(193)	1,018
Net current-period other comprehensive income (loss)	8,027	1,029	4,814	1,018
Balance at End of Period	$18,246	$(67,147)	$8,249	$(71,285)
The following table provides a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023.
Table 18.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive (Loss)
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2024	2023
Net Realized Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(629)	$28
Gain on sale and calls of AFS securities	Realized gains, net	—	(221)
		$(629)	$(193)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,029	$1,018
		$1,029	$1,018
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the three months ended March 31, 2024, we did not issue any shares of common stock under this program. At March 31, 2024, the remaining share issuance capacity under this program was approximately $50 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 18. Equity - (continued)
Issuance of Preferred Stock
In January 2023, Redwood issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the company. During the three months ended March 31, 2024, the company declared preferred stock dividends of $0.625 per share. At March 31, 2024, preferred dividends payable totaling $1 million for the first quarter 2024 dividend were included in Accrued expenses and other liabilities and were payable on April 15, 2024 to preferred stockholders of record on April 1, 2024.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended March 31, 2024, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At March 31, 2024, approximately six million shares remained outstanding for future offerings under this plan.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2024 and 2023.
Table 18.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2024	2023
Basic Earnings per Common Share:
Net income related to common stockholders	$28,512	$3,201
Less: Dividends and undistributed earnings allocated to participating securities	(1,356)	(1,404)
Net income related to common stockholders	$27,156	$1,797
Basic weighted average common shares outstanding	131,570,347	113,678,911
Basic Earnings per Common Share	$0.21	$0.02
Diluted Earnings per Common Share:
Net income related to common stockholders	$28,512	$3,201
Less: Dividends and undistributed earnings allocated to participating securities	(1,356)	(1,404)
Net income related to common stockholders	$27,156	$1,797
Weighted average common shares outstanding	131,570,347	113,678,911
Net effect of dilutive equity awards	—	455,645
Net effect of assumed convertible notes conversion to common shares	—	—
Diluted weighted average common shares outstanding	131,570,347	114,134,556
Diluted Earnings per Common Share	$0.21	$0.02
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 18. Equity - (continued)
During the three months ended March 31, 2024 and 2023, none of our convertible notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible and exchangeable notes due in 2024 and 2025, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
For the three months ended March 31, 2024, 35,673,554 of common shares, related to the assumed conversion of our convertible notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2023, 46,316,074 of common shares, related to the assumed conversion of our convertible notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2024 and 2023, the number of outstanding equity awards that were antidilutive totaled 22,161 and 28,474 common shares, respectively.
Common Stock Warrants
In conjunction with establishing the joint venture with CPP Investments in March 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the “First Tranche Warrants”); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the “Second Tranche Warrants” and together with the First Tranche Warrants, the “Warrants”). The First Tranche Warrants are exercisable from March 18, 2025 to March 18, 2029. The Second Tranche Warrants will vest upon achievement of specified deployment thresholds related to our joint venture with CPP Investments and, if vested, will be exercisable from the date the Second Tranche Warrants vest to March 18, 2029. The initial strike price of the Warrants is $7.76. The Warrants also contain a mandatory exercise provision, exercisable at Redwood’s option upon satisfaction of specified conditions, including the trading price of Redwood’s common stock exceeding a specified premium to the exercise price. Exercises of any Warrants will be settled on a net basis.
The Warrants met the criteria for equity classification under ASC 815, Derivatives and Hedging, and are recorded as a component of Additional paid-in-capital in Equity on our Consolidated Balance Sheets. The Warrants were valued at $0.8 million on the issuance date and are not subject to subsequent remeasurement.
For the three months ended March 31, 2024, these Warrants were not dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the market value per share of our common stock exceeds the strike price of the Warrants.
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and does not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2024, we did not repurchase any shares of our common or preferred stock under this program. At March 31, 2024, $101 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
Note 19. Equity Compensation Plans
At March 31, 2024 and December 31, 2023, 9,170,507 and 10,211,459 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock, and purchases under the Employee Stock Purchase Plan, totaled $41 million at March 31, 2024, as shown in the following table.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 19. Equity Compensation Plans - (continued)
Table 19.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2024
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$3,166	$18,920	$15,519	$—	$37,605
Equity grants	3,522	6,915	—	266	10,703
Performance-based valuation adjustment	—	—	—	—	—
Equity grant forfeitures (1)	(401)	(1,114)	—	—	(1,515)
Equity compensation expense	(711)	(3,172)	(1,785)	(67)	(5,735)
Unrecognized Compensation Cost at End of Period	$5,576	$21,549	$13,734	$199	$41,058
(1)Equity grant forfeitures for the three months ended March 31, 2024 represent the reduction in future equity compensation expense related to employee terminations, for which the underlying equity awards will be forfeited upon the actual employee termination date subsequent to March 31, 2024.
At March 31, 2024, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Units ("RSUs")
We generally grant RSUs annually, as part of our compensation process. In addition, RSUs are granted from time to time in connection with hiring and promotions. RSUs generally vest over the course of a four-year vesting period, and are distributed annually, at the end of each vesting period.
At March 31, 2024 and December 31, 2023, we had 865,279 and 593,570 RSUs outstanding, respectively. During the three months ended March 31, 2024, we granted 542,719 RSUs and distributed 271,010 RSUs. Unvested RSUs at March 31, 2024 vest through 2028.
Deferred Stock Units (“DSUs”)
We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. DSUs generally vest over the course of a four-year vesting period, and are distributed after the end of the final vesting period or after an employee is terminated.
At March 31, 2024 and December 31, 2023, we had 5,598,779 and 4,821,172 DSUs outstanding, respectively, of which 2,309,485 and 2,284,480, respectively, had vested. During the three months ended March 31, 2024, we granted 1,089,871 DSUs and distributed 312,264 DSUs. Unvested DSUs at March 31, 2024 vest through 2028.
Performance Stock Units (“PSUs”)
We generally grant PSUs annually, as part of our compensation process. PSUs generally have performance-based vesting over the course of a three-year vesting/performance period, and, subject to meeting certain performance criteria, will vest and be distributed after the end of the vesting period.
At March 31, 2024 and December 31, 2023, the target number of PSUs that were unvested was 2,598,194 and 3,072,039, respectively. Vesting for PSUs generally occurs approximately three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
For 473,845 target PSU awards that were granted in December 2020, the performance vesting period ended on January 1, 2024. Based upon the performance-based vesting criteria of these awards, 564,975 shares of our common stock underlying these PSUs

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 19. Equity Compensation Plans - (continued)
qualified for vesting, which was approved by our Board of Directors during the three months ended March 31, 2024. These PSUs were distributed as shares of our common stock in April 2024.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2024 and December 31, 2023, 785,530 and 763,369 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2024.
Note 20. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2024 and 2023.
Table 20.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2024	2023
Residential Consumer Mortgage Banking Activities, Net
Changes in fair value of:
Residential consumer loans, at fair value (1)	$(3,854)	$6,755
Trading securities (2)	8,511	—
Risk management derivatives (3)	3,089	(3,371)
Other income, net (4)	81	(19)
Total residential consumer mortgage banking activities, net	7,827	3,365

Residential Investor Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value	(296)	12,700
Residential investor bridge loans, at fair value	946	1,119
Risk management derivatives (3)	2,509	(5,096)
Other income, net (5)	3,570	4,583
Total residential investor mortgage banking activities, net	6,729	13,306
Mortgage Banking Activities, Net	$14,556	$16,671
(1)For residential consumer loans, includes changes in fair value for associated loan purchase commitments.
(2)For the three months ended March 31, 2024, this represents the fair value changes on trading securities being used as hedges to manage the mark-to-market risks associated with our residential consumer mortgage banking operations. For the three months ended March 31, 2023, we did not utilize trading securities as hedging instruments.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 21. Other Income, Net
The following table presents the components of Other income recorded in our consolidated statements of income for the three months ended March 31, 2024 and 2023.
Table 21.1 – Other Income, Net

	Three Months Ended March 31,
(In Thousands)	2024	2023
MSR income, net(1)	$4,225	$1,077
Risk share income	169	159
Bridge loan fees (2)	1,000	1,592
Earnings (loss) from equity method investments	(943)	(20)
Legal settlement	—	891
Other, net	55	857
Other Income, Net	$4,506	$4,556
(1)Includes servicing fees and fair value changes for MSRs, net.
(2)Includes asset management fees, extension fees, default interest and other fees.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 22. Components of Operating Expenses
Components of our general and administrative expenses, portfolio management costs, loan acquisition costs, and other expenses for the three months ended March 31, 2024 and 2023 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2024	2023
General and Administrative Expenses
Fixed compensation expense (1)	$16,257	$15,359
Annual variable compensation expense	2,917	4,005
Long-term incentive award expense (2)	6,487	7,942
Systems and consulting	3,201	3,112
Office costs	2,082	2,040
Accounting and legal	1,217	919
Corporate costs	872	929
Other	1,536	1,249
Total General and Administrative Expenses	34,569	35,555

Portfolio Management Costs	3,597	3,510

Loan Acquisition Costs
Commissions	881	828
Underwriting costs	682	242
Transfer and holding costs	674	219
Total Loan Acquisition Costs	2,237	1,289

Other Expenses
Amortization of purchase-related intangible assets	2,805	3,107
Other	556	577
Total Other Expenses	3,361	3,684
Total Operating Expenses	$43,764	$44,038
(1)Includes $2 million and $1 million of severance and transition-related expenses for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes $1 million and $0.1 million of equity amortization expense related to employee terminations during the three months ended March 31, 2024 and March 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, long-term incentive award expense included $6 million and $6 million of expense, respectively, for awards settleable in shares of our common stock, and $1 million and $2 million of expense, respectively, for awards settleable in cash.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Note 22. Components of Operating Expenses - (continued)
Cash Settled Deferred Stock Units ("csDSUs")
Cash-settled deferred stock units that were granted 2020, 2021, and 2022, each vest over four-year periods and are subject to continued employment through the vesting periods through 2026. These awards will be fully vested and payable in cash with a vested award value based on the closing market price of our common stock on their respective final vesting dates. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period. At March 31, 2024, 980,407 csDSUs were outstanding, the liability associated with these awards was $3 million, and the unamortized compensation cost was $3 million. The expense associated with these awards is included in "Long-term incentive award expense," as presented in Table 22.1 above.
Refer to Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.
Cash-Settled Restricted Stock Units ("csRSUs")
During the year ended December 31, 2023, $4 million of csRSUs were granted to certain executive officers that will vest over the next four years through 2027. On each vesting date over the four-year vesting period, cash in an amount equal to the value of the common stock underlying the csRSUs that vest on such vesting date will be distributed to the recipients. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period. At March 31, 2024, 535,620 csRSUs were outstanding, the liability associated with these awards was $0.3 million, and unamortized compensation cost of the csRSUs was $3 million. The expense associated with these awards is included in "Long-term incentive award expense," as presented in Table 22.1 above.
Refer to Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.
Cash Settled Performance Stock Units
During the three months ended March 31, 2023, $6 million of cash-settled performance stock units ("csPSUs") were granted to certain executive and non-executive employees which vest over approximately three years through January 1, 2026. The target number of csPSUs that were granted totaled 663,499 units based on a per unit grant-date fair value of $9.75. The equivalent number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of csPSUs granted, with the target number of csPSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Upon vesting, the recipient will receive the settlement of the vested shares in cash based on the closing market price of our common stock on the final vesting date. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of the csPSUs at the end of each reporting period. At March 31, 2024, the liability associated with these awards was $2 million, and unamortized compensation cost of the csPSUs was $3 million. The expense associated with these awards is included in "Long-term incentive award expense," as presented in Table 22.1 above.
Refer to Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information regarding long-term cash-based awards and cash-settled deferred stock units.
Long-Term Cash-Based Awards
Cash-based retention awards were granted to certain executive and non-executive employees between 2020 and 2023 that vest over one- to three-year periods, and are subject to continued employment through the vesting periods through 2025. At March 31, 2024, the liability associated with these awards was $1 million and the unamortized compensation cost of long-term cash-based awards was $1 million. The expense associated with these awards is included in "Long-term incentive award expense," as presented in Table 22.1 above.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
For the three months ended March 31, 2024 and 2023, we recognized a provision for income taxes of $1 million and benefit from income taxes of $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2024 and 2023.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2024	March 31, 2023
Federal statutory rate	21.0%	21.0%
State taxes, net of Federal tax effect, as applicable	0.4%	(6.3)%
Differences in taxable income (loss) from GAAP income	0.6%	(14.3)%
Change in valuation allowance	—%	—%
REIT GAAP income or loss not subject to federal income tax	(20.3)%	(32.5)%
Effective Tax Rate	1.7%	(32.1)%
We assessed our tax positions for all open tax years (i.e., Federal, 2020 to 2024, and State, 2019 to 2024) at March 31, 2024 and December 31, 2023, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 24. Segment Information
Redwood operates in three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking and Investment Portfolio. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2023.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments, as well as activity at certain consolidated Legacy Sequoia Securitization entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense for our convertible notes and trust preferred securities (and in 2024 and 2023, realized gains from the repurchase of convertible notes), indirect general and administrative expenses and other expense. In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our investment portfolio segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. All of our loans are accounted for under the fair value option and amounts transferred between segments are accounted for at fair value at the time of transfer.
The following tables present financial information by segment for the three months ended March 31, 2024 and 2023.
Table 24.1 – Business Segment Financial Information

	Three Months Ended March 31, 2024
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$14,313	$3,771	$182,600	$4,056	$204,740
Interest expense	(8,266)	(2,877)	(153,105)	(16,282)	(180,530)
Net interest income (expense)	6,047	894	29,495	(12,226)	24,210
Non-interest income (loss)
Mortgage banking activities, net	7,827	6,729	—	—	14,556
Investment fair value changes, net	—	—	21,405	432	21,837
HEI income, net	—	—	9,031	—	9,031
Other income, net	—	626	4,825	(945)	4,506
Realized gains, net	—	—	314	95	409
Total non-interest income (loss), net	7,827	7,355	35,575	(418)	50,339
General and administrative expenses	(4,789)	(11,425)	(2,175)	(16,180)	(34,569)
Portfolio management costs	—	—	(3,588)	(9)	(3,597)
Loan acquisition costs	(572)	(1,663)	—	(2)	(2,237)
Other expenses	—	(2,806)	(555)	—	(3,361)
(Provision for) Benefit from income taxes	(1,494)	2,136	(1,146)	(19)	(523)
Segment Contribution	$7,019	$(5,509)	$57,606	$(28,854)
Net Income					$30,262
Non-cash amortization (expense), net	$(284)	$(3,073)	$(3,017)	$(1,940)	$(8,314)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 24. Segment Information - (continued)

	Three Months Ended March 31, 2023
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$5,510	$4,494	$163,660	$4,852	$178,516
Interest expense	(6,866)	(4,038)	(123,452)	(17,723)	(152,079)
Net interest income (expense)	(1,356)	456	40,208	(12,871)	26,437
Non-interest income (loss)
Mortgage banking activities, net	3,365	13,306	—	—	16,671
Investment fair value changes, net	1,076	—	(5,279)	(189)	(4,392)
HEI income, net	—	—	4,265	—	4,265
Other income, net	—	2,408	2,168	(20)	4,556
Realized gains, net	—	—	(117)	115	(2)
Total non-interest income (loss), net	4,441	15,714	1,037	(94)	21,098
General and administrative expenses	(4,806)	(13,678)	(1,409)	(15,662)	(35,555)
Portfolio management costs	—	—	(3,510)	—	(3,510)
Loan acquisition costs	(175)	(1,114)	—	—	(1,289)
Other expenses	—	(3,108)	(576)	—	(3,684)
Benefit from income taxes	633	703	(213)	—	1,123
Segment Contribution	$(1,263)	$(1,027)	$35,537	$(28,627)
Net Income					$4,620
Non-cash amortization (expense), net	$(255)	$(3,701)	$(2,833)	$(2,106)	$(8,895)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three months ended March 31, 2024 and 2023.

Table 24.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2024			2023
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$2,298	$1,758	$4,056	$2,543	$2,309	$4,852
Interest expense	(2,194)	(14,088)	(16,282)	(2,504)	(15,219)	(17,723)
Net interest income (expense)	104	(12,330)	(12,226)	39	(12,910)	(12,871)
Non-interest income (loss)
Investment fair value changes, net	(218)	650	432	(94)	(95)	(189)
Other income, net	—	(945)	(945)	—	(20)	(20)
Realized gains, net	—	95	95	—	115	115
Total non-interest income (loss), net	(218)	(200)	(418)	(94)	—	(94)
General and administrative expenses	—	(16,180)	(16,180)	—	(15,662)	(15,662)
Portfolio management costs	—	(9)	(9)	—	—	—
Loan acquisition costs	—	(2)	(2)	—	—	—
Benefit from income taxes	—	(19)	(19)	—	—	—
Total	$(114)	$(28,740)	$(28,854)	$(55)	$(28,572)	$(28,627)

(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 24. Segment Information - (continued)
The following table presents supplemental information by segment at March 31, 2024 and December 31, 2023.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
March 31, 2024
Residential consumer loans	$511,706	$—	$6,973,027	$131,859	$7,616,592
Residential investor loans	—	280,551	4,901,443	—	5,181,994
Consolidated Agency multifamily loans	—	—	422,788	—	422,788
Real estate securities	62,815	—	149,492	—	212,307
Home equity investments	—	—	560,325	420	560,745
Other investments	—	—	279,737	57,608	337,345
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	25,657	—	—	25,657
Total assets	594,842	383,090	13,560,010	520,032	15,057,974

December 31, 2023
Residential consumer loans	$911,192	$—	$5,999,706	$139,739	$7,050,637
Residential investor loans	—	180,250	5,040,048	—	5,220,298
Consolidated Agency multifamily loans	—	—	425,285	—	425,285
Real estate securities	4,995	—	122,802	—	127,797
Home equity investments	—	—	550,323	113	550,436
Other investments	—	—	287,822	56,108	343,930
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	28,462	—	—	28,462
Total assets	971,535	293,225	12,718,201	521,366	14,504,327

Note 25. Subsequent Events
In April 2024, we exercised our right under the terms of the facility with CPP Investments to increase the borrowing limit of this facility from $200 million to $250 million and completed an initial $100 million borrowing under this facility.
Also in April 2024, we closed on a residential investor bridge loan warehouse financing facility with a new financing counterparty, with up to $180 million of non-recourse, non-marginable borrowing capacity, a two-year borrowing period and three-year term to maturity.

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
References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in this MD&A and our consolidated financial statements and notes thereto, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In the first quarter of 2024, we updated the names of our Residential loans to Residential consumer loans and our Business purpose loans to Residential investor loans. There were no changes to the classifications of account balances as a result of this update in names. All prior period references in this document were conformed to this presentation.
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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential consumer and residential investor housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Consumer Banking, Residential Investor Mortgage Banking, and Investment Portfolio. For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2023.
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, opportunities, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2024 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market; (iii) statements regarding our progress in developing private capital partnerships that we expect to enhance our liquidity, operating and distribution capabilities going forward, including the estimated purchasing capacity of our joint venture with CPP Investments of up to $4 billion of Residential Investor loans over the next several years inclusive of planned third-party warehouse financing facilities; (iv) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, and that at March 31, 2024, our securities portfolio had approximately $2.47 per share of net discount to par, and our expectations regarding our ability to finance, renew or extend financing for, and expand financing capacity for, our securities, bridge loan, and HEI investments; (v) statements related to opportunities we see for our residential consumer and residential investor platforms, our positioning to capture market share, opportunities to help scale and institutionalize HEI, and expectations regarding the expense structure of our residential investor platform and its alignment with loan origination volumes; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2024 and at March 31, 2024, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2024; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

Important factors, among others, that may affect our actual results include:
•general economic trends and the performance of the housing, real estate, mortgage finance, and broader financial markets;
•changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy;
•federal, state, and local legislative and regulatory developments and the actions of governmental authorities and entities;
•the impact of public health issues such as the COVID-19 pandemic;
•our ability to compete successfully;
•our ability to adapt our business model and strategies to changing circumstances;
•our use of financial leverage and strategic business and capital deployment decisions we make;
•our exposure to a breach of our cybersecurity or data security;
•our exposure to credit risk and the timing of credit losses within our portfolio;
•the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own, and our exposure to environmental and climate-related risks;
•the efficacy and expense efforts to manage or hedge credit or interest rate risk, and other financial and operational risks;
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
•changes in the demand from investors for residential consumer and residential investor mortgages and investments, and our ability to distribute residential consumer and residential investor mortgages through our whole-loan distribution channels;
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
•our exposure to a disruption of our or a third party's technology infrastructure and systems;
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
•our failure to comply with applicable laws and regulation, including our ability to obtain or maintain governmental licenses;
•our ability to maintain our status as a REIT for tax purposes;
•limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;
•our stock may experience price declines, volatility, and poor liquidity, and we may reduce our dividends;
•decisions about raising, managing, and distributing capital;
•dividend distributions and the timing and character of such dividends may change;
•limited number of institutional shareholders own a significant percentage of our common stock; and
•other factors not yet identified, including broad market fluctuations.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

OVERVIEW
Business Update
The positioning we established during 2023 led to tangible progress in the first quarter of 2024, demonstrated by increases in GAAP earnings and book value per share. Capital we raised in the fourth quarter of 2023 was deployed into accretive investments and used to retire maturing corporate debt. Residential Consumer lock volumes reached their highest level since the beginning of the Federal Reserve's interest rate tightening cycle in the first quarter of 2022, despite slow housing transaction activity. We also progressed towards the updated operating efficiency goals we conveyed to investors in March 2024 through expense reduction activities. In addition, the closing of our multi-pronged transaction with CPP Investments (“CPP”) in March 2024 was an important milestone in the evolution of our business model that we expect to help support our profitable growth in the years to come.
We believe we're at a critical crossroad in how private capital funds homeownership and overall housing investment. Last year, we announced a key strategic goal of evolving our investment approach, deploying capital alongside institutional partners while driving organic scale within our operating platforms. As we look forward, we believe this approach will significantly evolve our revenue mix over time and deliver differentiated income streams to shareholders. We believe that the CPP partnership provides more certainty of capital and more predictable cash flow streams through recurring fee-based income, while helping to unlock the operating leverage of our platforms. The $750 million CPP transaction includes a $500 million of joint venture, with potential cumulative purchasing power of $4 billion to acquire Residential Investor loans over the next several years (inclusive of planned third-party warehouse financing facilities). Additionally, we obtained flexible debt financing from CPP through a new $250 million secured revolving financing facility, designed to address the anticipated growth trajectory for our Residential Consumer business and finance certain of our unencumbered assets.
The first quarter of 2024 validated the opportunity for our Residential Consumer business to drive loan acquisition volume and profitability amidst persistently higher interest rates and low housing transaction activity. We locked $1.8 billion of loans during the quarter, a 53% increase from the fourth quarter. Lock volume was supported by strength in flow activity from banks as well as from bulk purchases. This segment delivered a 17% return on capital, supported by three accretive securitizations totaling $1.2 billion, which were issued on a monthly cadence that drove efficient capital turnover at increased volumes. Issuance spreads have continued to tighten and early in the second quarter of 2024 we have already priced our fourth securitization of the year.
Our first quarter jumbo lock volume mix reflected increased wallet share across our network of loan sellers, with bank lock volumes higher from the fourth quarter even as overall mortgage production at banks fell. Additionally, we witnessed a doubling of our quarterly lock volume with independent mortgage bankers ("IMBs"), as relationships with these sellers provide a longstanding strategic moat for the business that remains critical to growing market share going forward. Of our total lock volume for the quarter, 30% came from bulk acquisitions, an exciting development as our enhanced capital position will allow us to continue to be more aggressive in this channel and pursue larger, seasoned portfolios that complement on-the-run flow production. Collectively, these metrics reflect the unique positioning our franchise brings to both sellers and investors.
We directly originated our first home equity investment option (“HEI”) contracts through our Aspire platform in the first quarter, a significant milestone that we have continued to build on by growing Aspire's geographical footprint to include additional states. As mortgage rates hover above 7%, the buoyancy of prices for single-family homes has preserved homeowner equity that many are still unable to access, making HEI and other related products all the more attractive. While traditional second mortgage products remain an important source of liquidity for consumers, and will remain a focus of ours, they still fall short of addressing the needs for many homeowners. Additionally, we expect to continue differentiating both our HEI and traditional home equity products with structures that reflect the needs of today’s consumers.
Within our Residential Investor segment, our priorities remain prudently growing top-line revenue, proactively managing credit risk, and returning the business to sustained profitability. For the first quarter, we funded $326 million of loans, effectively flat from fourth quarter volumes. Revenue margins and segment profitability improved quarter over quarter, driven by tightening securitization spreads. Volume trends picked up later in the first quarter, and given recent volatility in benchmark interest rates, we built important momentum in less interest rate-sensitive products, including single-asset bridge loans.
Distribution channels for our Residential Investor loans remain open and are benefiting from more favorable market conditions. First quarter bridge production was largely distributed into our Oaktree joint venture and our three revolving bridge loan securitizations.
Residential investor loan delinquencies within our term and bridge loan portfolios remained stable from the fourth quarter of 2023 and we have continued to emphasize disciplined underwriting and product selection. At March 31, 2024, loans 90+ days delinquent within the bridge loan portfolio were primarily originated in the third quarter of 2022 or earlier, one of the key points at which we evolved our origination approach. Since late 2022, our Residential Investor production mix has remained predominantly focused on single-family loans where performance has remained resilient.

First Quarter Key Financial Results and Metrics
The following table presents key financial metrics for the three months ended March 31, 2024 and December 31, 2023.
Table 1 – Key Financial Results and Metrics

	Three Months Ended	Three Months Ended
(In Thousands, except per Share Data)	March 31, 2024	December 31, 2023
Net income per diluted common share	$0.21	$0.15
Return on common stockholders' equity	10.0%	7.3%
Dividends per share	$0.16	$0.16
Book Value per share	$8.78	$8.64
Economic return on book value (1)	3.5%	0.3%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period. It does not represent an annualized figure.
First Quarter Operational Highlights
Residential Consumer Mortgage Banking
•Locked $1.8 billion of jumbo loans,(1) up 53% from $1.2 billion in the fourth quarter of 2023
◦First quarter 2024 flow lock volume was up 31% relative to the fourth quarter 2023
◦First quarter 2024 total independent mortgage bank ("IMB") lock volume and total bulk volume each doubled relative to the fourth quarter 2023
◦We are actively engaged with 74 depository institutions, relative to 68 in the fourth quarter 2023
•Achieved gross margins of 107 basis points, above our historical target range of 75 to 100 basis points
•Distributed $1.4 billion of jumbo loans through three securitizations ($1.19 billion) and whole loan sales ($202 million)
•Closed first directly originated home equity investment ("HEI") and launched closed-end second ("CES") lien product to our Residential Consumer Seller network
Residential Investor Mortgage Banking
•Funded $326 million of residential investor loans in the first quarter of 2024 (64% bridge and 36% term), compared to $343 million in the fourth quarter of 2023
◦Average February and March funding volumes up 20% from January levels as pipeline grew into the start of second quarter of 2024
•Distributed $59 million of loans through whole loan sales and sales to joint ventures ("JVs")
Investment Portfolio
•Deployed approximately $115 million of capital into internally sourced and third-party investments, the largest single quarter of deployment since the third quarter of 2022
•RPL and jumbo securities saw stability in 90 day+ delinquency rates at 8.1% and 0.2%, respectively; 90 day+ delinquency rates for our combined CAFL securities and bridge loan portfolio were 5.0%, as compared to 4.7% at December 31, 2023(2)
•Secured recourse leverage ratio of 0.9x at March 31, 2024(3)
Financing Highlights
•Unrestricted cash and cash equivalents of $275 million and unencumbered assets of approximately $370 million at March 31, 2024
•Grew excess warehouse financing capacity to $2.69 billion at March 31, 2024
◦Successfully renewed or established three loan financing facilities with key counterparties for $750 million, including $250 million secured revolving financing facility with CPP Investments
•Repurchased $31 million of Redwood's convertible debt (at a discount to par) across outstanding 2024 and 2027 maturities
•Issued $60 million of senior unsecured notes due 2029

Footnotes to Business Highlights
_________________________________________________________________________________________________________
1.Lock volume represents loans identified for purchase from loan sellers. Lock volume does not account for potential fallout from pipeline that typically occurs through the lending process.
2.Re-performing loan ("RPL") and jumbo securities delinquency rate calculations were updated in Q4'23 to be weighted by notional balances of loans collateralizing each of our securities investments (prior periods presented were conformed to updated calculation). Bridge loan and CAFL securities delinquency rates are calculated as BPL term loans in our consolidated CAFL securitizations, our portion of loans held at JVs, unsecuritized bridge loans held for investment, and bridge and term loans held for sale with a delinquent payment greater than 90 days, divided by the total notional balance of loans in consolidated CAFL securitizations, our portion of loans held at JVs, unsecuritized bridge loans held for investment, and bridge and term loans held for sale.
3.Secured recourse leverage ratio for our Investment Portfolio is defined as secured recourse debt financing our investment portfolio assets divided by capital allocated to our investment portfolio.

.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2024 and 2023. Most tables include a "change" column that shows the amount by which the results from 2024 are greater or less than the results from the respective period in 2023. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2024, compared to the first quarter of 2023.
Consolidated Results of Operations
The following table presents the components of our net income for the three months ended March 31, 2024 and 2023.
Table 2 – Net Income (Loss)

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2024	2023	Change
Net Interest Income	$24,210	$26,437	$(2,227)
Non-interest Income
Mortgage banking activities, net	14,556	16,671	(2,115)
Investment fair value changes, net	21,837	(4,392)	26,229
HEI income, net	9,031	4,265	4,766
Other income, net	4,506	4,556	(50)
Realized gains, net	409	(2)	411
Total non-interest income, net	50,339	21,098	29,241
General and administrative expenses	(34,569)	(35,555)	986
Portfolio management costs	(3,597)	(3,510)	(87)
Loan acquisition costs	(2,237)	(1,289)	(948)
Other expenses	(3,361)	(3,684)	323
Net Income Before Income Taxes	30,785	3,497	27,288
(Provision for) benefit from income taxes	(523)	1,123	(1,646)
Net Income	30,262	4,620	25,642
Other comprehensive income, net	9,056	5,832	3,224
Preferred dividends	(1,750)	(1,419)	(331)
Total Comprehensive Income Available to Common Stockholders	$37,568	$9,033	$28,535
Net Interest Income
Net interest income decreased by $2 million for the three-month periods primarily as a result of a decrease in net interest income from our Investment Portfolio of $11 million, partially offset by an increase in net interest income of $8 million from our Mortgage Banking operations. The decrease in net interest income from our Investment Portfolio for the three-month periods is primarily related to an increase in borrowing costs on long-term debt facilities and ABS issued used to finance our investments within this segment. Furthermore, the increase in non-accrual loans over the period resulted in lower net interest income. Net interest income from Residential Consumer Mortgage Banking operations increased $7 million for the three-month periods due to higher average residential consumer loan balances starting during the second quarter of 2023 as well as the result of certain hedging activities at our Residential Consumer Mortgage Banking operations.
Corporate net interest expense decreased $1 million during the three-month periods primarily related to lower average balances of our corporate debt as we retired the convertible debt which matured in August 2023, and repurchased in the open market some of our outstanding convertible debt over the last year across our other maturities, offset by our issuance of $60 million, 9.125% senior notes in January 2024. Additionally, we earned higher interest income at the corporate level from higher average cash balances invested in U.S. treasury securities (at a higher weighted average rate) or from financing a portion of our jumbo pipeline with cash rather than utilizing warehouse line financing.

We use a combination of fixed and floating rate debt to finance our fixed and floating rate investments. Over the past year, continued increases in benchmark interest rates, and to a lesser extent borrowing spreads, negatively impacted our net interest income. We also established financing capacity for non-performing loans which generally carry higher borrowing costs, however, these activities freed up additional capital to invest. While additional increases in the federal funds rate are not currently predicted by many market participants, further increases or widening of borrowing spreads could result in lower net interest income. To the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters may have to be refinanced at higher interest rates, which could cause a reduction in net interest income. We maintained $370 million of unencumbered assets and $2.69 billion of excess warehouse capacity at March 31, 2024.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Overall income from Mortgage banking activities, net was lower during the three-month periods, as a $4 million increase from Residential Consumer Mortgage Banking activities was offset by a $7 million decrease from Residential Investor Mortgage Banking.
In the Residential Consumer Mortgage Banking segment, loan purchase and lock volumes significantly increased from the first quarter of 2023 and continued through the end of the first quarter 2024 driven by an increase in loan purchases from banks and IMBs. We securitized or sold $1.4 billion of jumbo loans during the first quarter of 2024, including the securitization of $1.2 billion of loans across three Sequoia securitizations. Following the end of the first quarter of 2024 we completed a securitization of an additional $400 million of loans in our fourth Sequoia securitization of 2024. For the first quarter of 2024, we earned gross margins of 107 basis points, above our historical range of 75 to 100 basis points. In the first quarter of 2023, we had distributions of $686 million of loans completed through two securitizations of $657 million and whole loan sales of $29 million.
In the Residential Investor Mortgage Banking segment, income from mortgage banking activities decreased during the three-month periods due to lower overall funding volumes and lower overall margins. The decrease in overall funding volumes during the three-month periods is largely attributable to a combination of the increase in interest rates throughout 2023, combined with heightened selectivity on loan originations particularly in the multifamily space. Going forward, while we expect these trends to continue, in light of continued elevated interest rates, we are seeing continued borrower demand for certain of our products, with growing demand for products such as single-asset bridge and debt-service coverage ratio loans. To the extent interest rates moderate or move lower, we could see increased opportunities for our term loan production from current levels.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and their associated interest rate hedges. Investment fair value changes, net totaled $22 million during the first quarter of 2024 and benefited from tightening of credit spreads across our securities portfolio. Investment fair value changes, net of associated interest rate hedges, on our securities portfolio totaled $30 million for the first quarter of 2024, all of which primarily related to increases in value in our Sequoia, CAFL Term and SLST securities retained from these consolidated securitizations. This increase was offset by negative investment fair value changes of $4 million related to impairments and the impact of rate modifications on the values of our unsecuritized residential investor bridge and term loan portfolios during the first quarter of 2024, all of which we hold at fair value. Fundamental performance of our residential consumer assets within our Investment Portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and borrowers motivated to stay current on their low-coupon mortgages.
During the three months ended March 31, 2023, investment fair value changes, net totaled negative $4 million and related primarily to our securities portfolio, net of associated interest rate hedges. While fundamental credit performance, including delinquencies and LTVs, remained stable across the broader portfolio in the first quarter of 2023, negative fair value changes incurred during the quarter on our CAFL securities were primarily driven by a credit event on a single asset underlying a retained bond. Additionally, certain fair value increases from interest rate movements on our RPL securities were mostly offset by decreases in values of associated risk management derivatives.

Additional detail on our investment fair value changes during 2024 is included in the “Results of Operations by Segment” section that follows as well as Table 5.6 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
HEI Income, net
HEI income, net increased $5 million during the three-month periods, reflecting an increase of $2 million in our net investment in our securitized HEI entities, and an increase of $2 million in our unsecuritized HEI investments. HEI income is primarily comprised of recurring accretion of the underlying option value of the investments over time based on estimated future home price appreciation and other factors, along with periodic fluctuations in value influenced by changing housing and other market conditions. At the beginning of 2023 we projected negative home price appreciation for most of the year, and actual home price appreciation was positive for 2023 in most regions. HEI income in 2023 and into the first quarter of 2024 was primarily driven by this baseline accretion in value, while a smaller portion of the increase in value was driven by actual and projected trends in home prices improving relative to our modeled expectations, as well as realized value of options that were redeemed by underlying borrowers.
Additional detail on our other income is presented in Table 10.3 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Income, net
Other income, net for the first quarter of 2024 of $5 million was primarily comprised on MSR income, net of $4 million, which included positive MSR market valuations of $2 million. Other income, net for the first quarter of 2023 of $5 million, included MSR income, net of $1 million, which included negative MSR market valuations of $1 million. as well as fees and other income from Residential Investor Mortgage Banking.
Additional detail on our other income is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Realized Gains, Net
During the three months ended March 31, 2024, we realized gains of $0.4 million resulting from the repurchase of $31 million of our convertible debt maturing in 2024 and 2027 for a net gain on extinguishment of debt of $0.1 million, as well as the repurchase of $7 million of CAFL bridge ABS for a net gain on extinguishment of debt of $0.3 million. During the three months ended March 31, 2023, we realized $1 million of loss on early extinguishment of securitization debt financing certain of our reperforming loan securities, which was mostly offset by nominal gains on sales and calls of securities.
General and Administrative Expenses
General and administrative expenses decreased $1 million during the three-month periods primarily related to a decrease in variable and equity compensation expense of $3 million. During the first quarter of 2024, we implemented a reduction in workforce of 15% of our employees. General and administrative expenses for the first quarter of 2024 included $2 million of fixed compensation expense and $1 million of equity compensation expense related to this organizational restructuring. The decrease in variable and equity compensation expense for the periods primarily relates to a reduction in employee headcount over the last twelve months.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Portfolio Management Costs
These costs are primarily related to sub-servicing costs on our residential investor bridge loans and HEI, as well as costs incurred for the management of specially serviced residential investor bridge loans and related workout arrangements. Portfolio management costs during the three-month periods were slightly higher during the 2024 period and overall resulted from higher carrying balances of residential investor bridge loans and HEI within our investment portfolio since the beginning of 2023, as well as increased costs related to a higher balance of delinquent residential investor bridge loans during 2023 and into the first quarter of 2024.

Loan Acquisition Costs
The increase in loan acquisition costs during the three-month periods is primarily related to higher residential consumer loan lock volumes as well as an increase in servicing fees related to our residential investor mortgage banking segment.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The tax provision for the three-months ended March 31, 2024 reflects GAAP income earned at our TRS during this period, resulting primarily from MSR investments held at our TRS. The tax benefit for the three months ended March 31, 2023 was primarily the result of GAAP losses from our mortgage banking operations at our TRS during that period.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Other Comprehensive Income, Net
Other comprehensive income, net for the three months ended March 31, 2024 resulted from unrealized gains on our available-for-sale securities, primarily resulting from tightening of credit spreads.
For additional detail on other comprehensive loss, net, see Note 18 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Net Interest Income
The following table presents the components of net interest income for the three months ended March 31, 2024 and 2023.
Table 3 – Net Interest Income

	Three Months Ended March 31,
	2024			2023
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans, held-for-sale	$9,343	$574,683	6.5%	$5,197	$370,827	5.6%
Residential consumer loans - HFI at Legacy Sequoia (2)	2,296	133,654	6.9%	2,540	174,679	5.8%
Residential consumer loans - HFI at Sequoia (2)	60,680	5,138,079	4.7%	34,644	3,445,200	4.0%
Residential consumer loans - HFI at Freddie Mac SLST (2)	14,616	1,341,498	4.4%	15,493	1,443,737	4.3%
Residential investor loans - HFS	3,573	219,297	6.5%	4,214	260,483	6.5%
Residential investor loans - HFI	30,468	1,301,042	9.4%	38,645	1,821,246	8.5%
Residential investor term loans - HFI at CAFL (2)	40,753	2,905,126	5.6%	41,809	2,902,736	5.8%
Residential investor bridge loans - HFI at CAFL (2)	20,241	771,294	10.5%	12,628	507,550	10.0%
Multifamily loans - HFI at Freddie Mac K-Series (2)	4,581	424,049	4.3%	4,618	423,124	4.4%
Trading securities(3)	4,651	72,482	25.7%	3,546	107,650	13.2%
AFS securities	1,629	81,561	8.0%	2,882	130,043	8.9%
Other interest income	11,909	901,100	5.3%	12,300	1,084,192	4.5%
Total interest income	204,740	13,863,865	5.9%	178,516	12,671,467	5.6%
Interest Expense
Short-term debt facilities	(18,499)	950,726	(7.8)%	(25,506)	1,293,081	(7.9)%
Short-term debt - servicer advance financing	(3,219)	151,578	(8.5)%	(3,848)	206,533	(7.5)%
Promissory notes	(272)	15,509	(7.0)%	(398)	23,993	(6.6)%
Short-term debt - convertible notes, net	(2,015)	129,863	(6.2)%	(2,076)	156,702	(5.3)%
ABS issued - Legacy Sequoia (2)	(2,193)	132,531	(6.6)%	(2,504)	173,996	(5.8)%
ABS issued - Sequoia (2)	(56,628)	4,925,630	(4.6)%	(30,055)	3,217,441	(3.7)%
ABS issued - Freddie Mac SLST (2)	(13,979)	1,250,286	(4.5)%	(11,218)	1,150,945	(3.9)%
ABS issued - Freddie Mac K-Series (2)	(4,199)	390,618	(4.3)%	(4,241)	391,227	(4.3)%
ABS issued - CAFL Term (2)	(33,458)	2,559,795	(5.2)%	(34,159)	2,575,855	(5.3)%
ABS issued - CAFL Bridge (2)	(9,802)	714,295	(5.5)%	(5,288)	478,531	(4.4)%
Long-term debt facilities	(24,517)	1,130,399	(8.7)%	(20,056)	1,076,650	(7.5)%
Long-term debt - corporate	(11,749)	542,156	(8.7)%	(12,730)	656,693	(7.8)%
Total interest expense	(180,530)	12,893,386	(5.6)%	(152,079)	11,401,647	(5.3)%
Net Interest Income	$24,210			$26,437
(1)Average balances for residential consumer loans held-for-sale and held-for-investment, residential investor loans held-for-sale and held-for-investment, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for AFS securities, short-term debt, long-term debt and certain ABS issued are calculated based upon amortized historical cost. Average balances for ABS carried at fair value are calculated based upon fair value.
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

(3)At March 31, 2024, our trading securities consisted primarily of interest-only securities, which generate a higher cash interest yield. This interest income is generally offset by a decline in fair value (recognized through investment fair value changes, net on our consolidated statements of income) related to the receipt of cash flows each period, resulting in a lower overall economic yield for these investments.
Results of Operations by Segment
We report on our business using three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Note 24 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three months ended March 31, 2024 and 2023.
Table 4 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2024	2023	Change
Segment Contribution from:
Residential Consumer Mortgage Banking	$7,019	$(1,263)	$8,282
Residential Investor Mortgage Banking	(5,509)	(1,027)	(4,482)
Investment Portfolio	57,606	35,537	22,069
Corporate/Other	(28,854)	(28,627)	(227)
Net Income	$30,262	$4,620	$25,642
The sections that follow provide further detail on our three business segments and their results of operations for the three months ended March 31, 2024.
Corporate/Other
Net expense from Corporate/Other for the first quarter of 2024 increased slightly from the first quarter of 2023 due to organizational restructuring charges associated with employee severance and related transition expenses as we aligned expenses with the evolving operating environment.

Residential Consumer Mortgage Banking Segment
This segment consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our investment portfolio. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Investment Portfolio segment. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential consumer loans held-for-sale within this segment. This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, securities utilized for hedging purposes, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
The following table provides the activity of residential consumer loans held in inventory for sale at our Residential Consumer Mortgage Banking business during the three months ended March 31, 2024.
Table 5 – Loan Inventory for Residential Consumer Mortgage Banking Operations — Activity

Three Months Ended
(In Thousands)	March 31, 2024
Balance at beginning of period	$911,192
Acquisitions	1,005,659
Sales	(199,338)
Transfers between segments (1)	(1,194,024)
Principal repayments	(18,413)
Changes in fair value, net	6,630
Balance at End of Period	$511,706
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Investment Portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three months ended March 31, 2024, our residential consumer mortgage loan conduit locked $1.78 billion of loans ($1.29 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), and purchased $1.01 billion of loans. During the three months ended March 31, 2024, we distributed $202 million (unpaid principal balance) through whole loan sales and we completed three securitizations backed by $1.19 billion of loans (unpaid principal balance). Both lock volume and distribution volume for the first quarter of 2024 represented the highest volume levels since the Federal Reserve began raising interest rates in the first quarter of 2022, despite continued low housing transaction activity.
Capital allocation to this segment grew to $200 million at March 31, 2024, compared to $165 million at December 31, 2023. The change in capital allocation was driven by the increase in volume activity throughout the quarter. We continue to competitively bid on bulk jumbo opportunities while also focusing on our new or re-established relationships with bank sellers to support future flow volumes. As discussed in the business update section of this MD&A, while interest rates remain elevated, we continued to focus on gaining market share within our seller network.
We utilize a combination of capital and our residential consumer loan warehouse facilities to manage our inventory of residential consumer loans held-for-sale. At March 31, 2024, we had residential consumer warehouse facilities outstanding with five different counterparties, with $1.35 billion of total capacity and $879 million of available capacity. These facilities included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $500 million of total capacity and marginable facilities with $850 million of total capacity. During the first quarter of 2024, we entered into a new $200 million marginable, recourse facility and also renewed a $300 million non-marginable facility as a non-recourse facility that had previously been a recourse facility.

The following table presents key earnings and operating metrics for our Residential Consumer Mortgage Banking segment during the three months ended March 31, 2024.
Table 6 – Residential Consumer Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended March 31,
(In Thousands)	2024	2023	Change
Mortgage banking income (loss), net	$13,874	$3,085	$10,789
Operating expenses	(5,361)	(4,981)	(380)
(Provision for) benefit from income taxes	(1,494)	633	(2,127)
Segment Contribution	$7,019	$(1,263)	$8,282
Loan purchase commitments entered into (loan locks, adjusted for expected fallout)	$1,293,622	$68,839	$1,224,783
Residential consumer mortgage banking income presented in the table above is comprised of net interest income from residential consumer loans held-for-sale in inventory, real estate securities used to hedge our loan pipeline and non-interest income, net from this segment (see Note 20 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net). Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
The increase in contribution from our residential consumer mortgage banking operations during the three-month period ending March 31, 2024 was primarily attributable to higher mortgage banking volumes which drove overall income for the segment higher. In the preceding Consolidated Results of Operations section, we discussed additional factors impacting the change in net interest income and mortgage banking activities in the first three months of 2024 and 2023 for this segment. We actively manage our exposure to various market risks that can impact the value of our loan inventory in this segment, and our segment contribution in the first three months of 2024 continued to benefit from these activities. We continue to evaluate monetary policy, housing trends and economic data, among other factors, in developing our hedging strategy and we may leverage a variety of instruments as hedges, including TBAs, rates futures, real estate securities, options and other types of securities.
Additionally, operating expenses for this segment increased for the three-month period primarily due to an increase in loan acquisition costs related to the increase in loan purchases.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the first three months of 2024 resulted from GAAP income from these operations at our TRS during that period. The benefit from income taxes for the first quarter of 2023 was due to an overall GAAP loss incurred at our TRS during that period.

Residential Investor Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our investment portfolio. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range between 12 and 36 months). Term loans are mortgage loans secured by residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) residential or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. We typically distribute most of our term loans through our CAFL® private-label securitization program, or through whole loan sales, and typically transfer our residential investor bridge loans to our Investment Portfolio, where they will either be retained for investment or securitized, or sold as whole loans. Since 2023, we have also established joint ventures with global investment managers as another avenue through which we can distribute our bridge and term loan production.
In the second quarter of 2023, we established a joint venture with Oaktree to invest in residential investor bridge loans originated by our CoreVest subsidiary. In the first quarter of 2024, we established a joint venture with CPP Investments to invest in residential investor bridge and term loans originated by our CoreVest subsidiary. In accordance with the terms of our joint venture with CPP Investments, once warehouse financing for the joint venture has been secured, we have committed to sell certain residential investor loans that we originate into the joint venture that meet specified criteria at contractually pre-established prices. We will administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
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
The following table provides residential investor loan origination activity at Redwood during the three months ended March 31, 2024.
Table 7 – Residential Investor Loans — Funding Activity

	Three Months Ended March 31, 2024
(In Thousands)	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of period	$144,360	$35,891	$180,251
Fundings (1) (2)	117,090	209,159	326,249
Sales (2)	(6,156)	(37,688)	(43,844)
Transfers between segments (3)	57	(179,492)	(179,435)
Principal repayments	(224)	(2,037)	(2,261)
Changes in fair value, net	(1,353)	944	(409)
Fair Value at End of Period	$253,774	$26,777	$280,551
(1)We originate residential investor bridge loans at our TRS and transfer many of them to our REIT. Origination fees and any fair value changes on these loans prior to transfer or sale are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Loans transferred to our REIT are classified as held-for-investment, with fair value changes subsequent to their transfer generally recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our Residential investor bridge loans held-for-investment, see the Investment Portfolio section that follows.
(2)Funding and sales for Residential investor bridge loans in 2024, includes $15 million related to construction draws on loans sold to the Oaktree joint venture.
(3)For residential investor term loans, amounts primarily represent loans transferred into consolidated securitizations reflected within our Investment Portfolio Segment. Residential investor bridge loan amounts represent the transfer of loans originated or acquired by our Residential Investor Mortgage Banking segment at our TRS and transferred to our Investment Portfolio segment at our REIT, as described in the preceding footnote.

During the three months ended March 31, 2024, we funded $326 million of residential investor loans (64% bridge and 36% term). Elevated interest rates and volatility continued to impact industry-wide demand. While first quarter 2024 funded volumes were impacted by this broader market trend as well as seasonal factors, we ultimately delivered funded volumes modestly unchanged from the fourth quarter of 2023. In addition, we expect sustained demand from sponsors seeking fixed-rate bridge loans or term loans with more prepayment flexibility, and will continue to assess our bridge loan portfolio for opportunities to refinance borrowers into term loans. We remain focused on strongly-underwritten and less rate-sensitive products that can be distributed efficiently and profitably.

Residential investor loan distribution activity decreased slightly in the first quarter of 2024 relative to the fourth quarter of 2023, though we continue to see healthy demand for our production through our distribution channels. First quarter 2024 distributions of $59 million were entirely though whole loan sales or sales to joint ventures.

Capital allocated to this segment decreased slightly during the first quarter of 2024 to $124 million at March 31, 2024. We utilize a combination of capital and loan warehouse facilities to manage our inventory of residential investor loans that we hold for sale. At March 31, 2024, we had residential investor warehouse facilities outstanding with seven different counterparties, with $2.71 billion of total capacity (used for both term and bridge loans) and $1.58 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
The following table presents an earnings summary for our Residential Investor Mortgage Banking segment for the three months ended March 31, 2024 and 2023.
Table 8 – Residential Investor Mortgage Banking Earnings Summary

	Three Months Ended March 31,
(In Thousands)	2024	2023	Change
Mortgage banking income	$8,249	$16,170	$(7,921)
Operating expenses	(15,894)	(17,900)	2,006
Benefit from income taxes	2,136	703	1,433
Segment Contribution	$(5,509)	$(1,027)	$(4,482)
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
The decrease in segment contribution from our residential investor mortgage banking operations during the three-month period was primarily attributable to lower mortgage banking income, as discussed in the preceding Consolidated Results of Operations section of this MD&A, slightly offset by lower general and administrative costs. We continued to decrease headcount in this segment in the first quarter of 2024, as we effected an organizational restructuring and aligned expenses with the evolving operating environment. Looking forward, we expect our expense structure to remain dynamic in response to market conditions, whereby we would expect higher variable costs with increasing volumes. Conversely, we would expect to re-assess our expense structure and re-align it accordingly if expectations for volumes or margins remain constrained.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes during each of the three-month periods was due to GAAP losses generated by this segment's operations in those periods.

Investment Portfolio Segment
This segment consists of organic investments sourced through our residential consumer and residential investor mortgage banking operations, including primarily securities retained from our mortgage banking securitization activities (some of which we consolidate for GAAP purposes) and residential investor bridge loans, as well as third-party investments including RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments ("HEI"), and other housing-related investments and associated hedges. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents details of our Investment Portfolio at March 31, 2024 and December 31, 2023 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 9 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	March 31, 2024	December 31, 2023
Organic Residential Consumer Investments
Residential consumer securities at Redwood	122,788	110,056
Residential consumer securities at consolidated Sequoia entities (1)	202,551	204,830
Other investments (2)	50,063	47,239
Organic Residential Investor Investments
Residential investor bridge loans	2,048,391	2,068,323
Residential investor securities at consolidated CAFL Term entities (3)	333,461	323,340
Other investments	—	—
Third-Party Investments
Residential securities at Redwood	19,521	5,645
Residential securities at consolidated Freddie Mac SLST entities (4)	271,075	274,175
Multifamily securities at Redwood	7,184	7,101
Multifamily securities at consolidated Freddie Mac K-Series entities (5)	33,550	33,308
Servicing investments (6)	87,925	85,704
HEI (7)	283,348	278,967
Other investments	4,847	5,456
Total Segment Investments	$3,464,704	$3,444,144
(1)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $5.64 billion of loans and $5.42 billion of ABS issued associated with these investments at March 31, 2024. We consolidated $4.64 billion of loans and $4.43 billion of ABS issued associated with these investments at December 31, 2023.
(2)Organic residential other investments at March 31, 2024 includes net risk share investments of $23 million, representing $28 million of restricted cash and other assets, net of other liabilities of $6 million.
(3)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.85 billion of loans and $2.52 billion of ABS issued associated with these investments at March 31, 2024. We consolidated $2.97 billion of loans and $2.65 billion of ABS issued associated with these investments at December 31, 2023.
(4)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.33 billion of loans and $1.06 billion of ABS issued associated with these investments at March 31, 2024. We consolidated $1.36 billion of loans and $1.09 billion of ABS issued associated with these investments at December 31, 2023.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $423 million of loans and $389 million of ABS issued associated with these investments at March 31, 2024. We consolidated $425 million of loans and $392 million of ABS issued associated with these investments at December 31, 2023.

Footnotes continued from table 9
(6)Represents our economic investment in consolidated Servicing Investment variable interest entities. At March 31, 2024, for GAAP purposes, we consolidated $247 million of servicing investments and $147 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2023, for GAAP purposes, we consolidated $257 million of servicing investments and $154 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(7)At March 31, 2024 and December 31, 2023, represents HEI owned at Redwood of $246 million and $245 million, respectively and our retained economic investment in securities issued by consolidated HEI securitization entities of $37 million and $34 million, respectively.
The size of our Investment Portfolio increased slightly during the first three months of 2024, as we were actively deploying capital into new investments. At both March 31, 2024 and December 31, 2023, 80% of our Investment Portfolio economic interests were organically created, and 20% were purchased from third parties. First quarter 2024 capital deployment activities represented the highest quarterly level of capital deployment into investments since the third quarter of 2022. Capital deployment was largely focused on debt repurchases, certain third-party securities, and the retention of securities created from our Sequoia securitizations. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
The following table presents an earnings summary for our Investment Portfolio segment for the three months ended March 31, 2024 and 2023.
Table 10 – Investment Portfolio Earnings Summary

	Three Months Ended March 31,
(In Thousands)	2024	2023	Change
Net interest income	$29,495	$40,208	$(10,713)
Investment fair value changes, net	21,405	(5,279)	26,684
HEI income, net	9,031	4,265	4,766
Other income, net	4,825	2,168	2,657
Realized gains, net	314	(117)	431
Operating expenses	(6,318)	(5,495)	(823)
(Provision for) Benefit from income taxes	(1,146)	(213)	(933)
Segment Contribution	$57,606	$35,537	$22,069

The increase in contribution from the Investment Portfolio during the three-month periods was primarily attributable to positive investment fair value changes, driven by tighter credit spreads, in the first quarter of 2024 relative to negative investment fair value changes in the first quarter of 2023. Additionally, HEI Income and Other Income were higher in the first quarter of 2024 relative to the first quarter of 2023, as discussed in the Consolidated Results of Operations section of this MD&A. These improvements were partially offset by lower net interest income, as discussed in the preceding Consolidated Results of Operations section of this MD&A.
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

In the first quarter of 2024, strong fundamental credit performance continued across most of our Investment Portfolio. The was driven by healthy employment data, and tightened credit spreads despite the selloff in interest rates. Many segments of our single-family portfolio are cushioned by embedded equity protection resulting from loan seasoning. The residential investor sector overall continues to manage through macro crosswinds that have impacted sponsor sentiment and reduced transaction volumes across the industry. We remain focused on the impact that higher short-term interest rates have on sponsors, notwithstanding overall strength in leasing trends. In anticipation of this impact, our team has continued to work with borrowers well in advance of their loan maturities to assess project plans and ensure they manage towards successful completions. Delinquencies greater than 90 days across our residential investor bridge loans were slightly higher in the first quarter of 2024, declining across most of the single-family portfolio versus a slight uptick in the multifamily portfolio. REO balances in the residential investor bridge portfolio decreased slightly in the first quarter of 2024, and we continue to manage through pockets of stress, largely with a handful of more significant sponsor relationships where a combination of rate modifications and fresh equity has been utilized.
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
Operating expenses at this segment increased $1 million in the first quarter of 2024 due to organizational restructuring charges associated with employee severance and related transition expenses incurred within this segment as we aligned expenses with the evolving operating environment.
We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets and, for each of the three-month periods, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.

Investments Detail and Activity
This section presents additional details on our investments (both within our Investment Portfolio segment and held at a corporate level) and their activity during the three months ended March 31, 2024.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three months ended March 31, 2024.
Table 11 – Real Estate Securities Activity by Collateral Type (1)

Three Months Ended March 31, 2024	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Subordinate
Beginning fair value	$36,109	$—	$84,587	$7,101	$127,797
Acquisitions	47,526	9,214	4,842	—	61,582
Sales	—	—	—	—	—
Gains on sales and calls, net	—	—	—	—	—
Effect of principal payments (2)	—	—	(216)	—	(216)
Change in fair value, net	14,320	5	8,736	83	23,144
Ending Fair Value (3)	$97,955	$9,219	$97,949	$7,184	$212,307
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
(3)At March 31, 2024, $63 million of Senior Securities were used as hedges for our Residential Consumer Mortgage Banking operations. These Real estate securities are included in our Residential Consumer Mortgage Banking segment.
At March 31, 2024, our securities at Redwood consisted of fixed-rate assets (94%), adjustable-rate assets (5%), and hybrid assets that reset within the next year (1%).

The following table sets forth activity in our real estate securities portfolio for the three months ended March 31, 2024, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Investment Portfolio segment and our Residential Consumer Mortgage Banking segment.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended March 31, 2024	Residential Consumer Organic		Residential Investor Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$110,632	$210,429	$323,340	$274,174	$33,308	$17,165	$969,048
Acquisitions	—	22,159	—	—	—	61,582	83,741
Sales	—	(18,634)	—	—	—	—	(18,634)
Gains on sales and calls, net	—	—	—	—	—	—	—
Effect of principal payments (1)	(61)	(1,777)	—	(6,567)	—	(155)	(8,560)
Change in fair value, net	12,785	5,122	10,121	3,468	243	10,359	42,098
Ending Fair Value (2)	$123,356	$217,299	$333,461	$271,075	$33,551	$88,951	$1,067,693
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At March 31, 2024, $15 million of Sequoia Securities and $62 million of Other Third-Party Securities were used as hedges for our Residential Consumer Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
At March 31, 2024, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (99%), adjustable-rate assets (1%) and hybrid assets that reset within the next year (<1%).
We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable recourse term debt and marginable debt in the form of repurchase (or “repo”) financing. At March 31, 2024, we had: real estate securities with a fair value of $428 million (including securities owned in consolidated Sequoia and CAFL securitization entities) that were financed with $224 million of short-term, non-marginable recourse debt and $56 million of long-term, non-marginable recourse debt through our subordinate securities financing facilities; re-performing loan securities with a fair value of $271 million (including securities owned in consolidated securitization entities) that were financed with $171 million of non-recourse securitization debt (ABS issued); real estate securities with a fair value of $114 million (including securities owned in consolidated securitization entities) that were financed with $81 million of short-term recourse debt incurred through repurchase facilities with four different counterparties; and $57 million of securities that were financed with a short-term financing facility. The remaining $197 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at March 31, 2024. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

March 31, 2024				Weighted Average Values (1)
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90 Day+ Delinquency	3-Month Prepayment Rate	Investment Thickness(2)
(Dollars in Thousands)
Sequoia securities on balance sheet	$35,709	$87,647	$139,597	3.6%	0.2%	3%	4%
Consolidated Sequoia securities	46,548	170,751	226,581	4.5%	0.2%	7%	4%
Total Sequoia Securities	82,257	258,398	366,178	4.2%	0.2%	6%	4%
Consolidated Freddie Mac SLST securities	19,581	251,494	446,348	4.5%	8.1%	4%	28%
Consolidated Freddie Mac K-Series securities	—	33,551	36,468	4.3%	—%	—%	8%
Multifamily securities on balance sheet	11	7,172	7,498	2.9%	—%	—%	—%
Total Multifamily Securities	11	40,723	43,966	3.1%	—%	—%	1%
Consolidated CAFL securities	19,646	313,815	435,937	5.3%	4.5%	8%	14%
Other third-party securities	62,255	19,513	35,577	6.7%	0.4%	8%	N/A
Total Securities (3)	$183,750	$883,943	$1,328,006
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
(3)At March 31, 2024, $15 million of Sequoia Securities and $62 million of Other Third-Party Securities were used as hedges for our Residential Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During the first quarter of 2024, our overall residential and Agency multifamily securities portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of our residential investments are supported by substantial home price appreciation and borrower equity in the underlying homes. As previously noted, 90 day+ delinquencies for the term loans underlying our consolidated CAFL securities rose modestly during the first quarter of 2024.
With a weighted average quarter-end carrying value of 67 cents to face value, we estimate our securities portfolio had approximately $2.47 per share of net discount to par at quarter end. We believe continued credit performance in our underlying securities portfolio could contribute to our ability to realize potential upside in book value over time, reversing unrealized losses taken in 2023, which were largely driven by technical spread widening.

Residential Investor Bridge Loans Held-for-Investment
The following table provides the activity of Residential investor bridge loans held-for-investment during the three months ended March 31, 2024.
Table 14 – Residential Investor Bridge Loans Held-for-Investment - Activity

Three Months Ended
(In Thousands)	March 31, 2024
Fair value at beginning of period	$2,068,323
Acquisitions	15,677
Sales	(30,663)
Transfers between portfolios (1)	179,492
Transfers to REO	(803)
Principal repayments	(181,530)
Changes in fair value, net	(2,105)
Fair Value at End of Period	$2,048,391
(1)We originate residential investor bridge loans at our TRS and transfer a portion of them to our REIT that we intend to hold for investment. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income.
Our $2.05 billion of Residential investor bridge loans held-for-investment at March 31, 2024, were comprised of first-lien, interest-only loans with a weighted average coupon of 10.45% and original maturities of six to 36 months. At origination, the weighted average FICO score of sponsors of these loans was 752 and the weighted average LTV ratio of these loans was 64%. At March 31, 2024, of the 2,654 loans in this portfolio, 108 loans with an aggregate fair value of $93 million and an unpaid principal balance of $104 million were greater than 90 days delinquent; of which 92 of these loans, with an aggregate fair value of $70 million and an aggregate unpaid principal balance of $82 million, were in foreclosure. Additionally, REO associated with bridge loans decreased from $88 million at December 31, 2023, to $85 million at March 31, 2024, resulting from foreclosure of loans with $101 million and $102 million of unpaid principal, respectively.
The fair value of residential investor bridge loans held-for-investment of $2.05 billion at March 31, 2024 declined from $2.07 billion at December 31, 2023. Changes in the fair value of these loans during the first quarter of 2024 primarily reflect reductions in values for non-accrual bridge loans and certain modified bridge loans since the fourth quarter of 2023. In the first quarter of 2024, $50 million of residential investor bridge loans (representing cumulative unpaid principal balance as of March 31, 2024) were subject to modifications that included reductions in interest rates (including, in certain cases, deferrals of interest), among other terms, and in certain cases, combined with infusions of fresh capital from either the existing sponsor or third-party sources. The modifications converted the loans from floating rate to fixed rate and resulted in a weighted average reduction in contractual interest rate (including deferred interest) on these loans of approximately 3.3%. Of the $50 million of modified loans, all were contractually current at March 31, 2024. While we continue to work proactively with certain sponsors to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. In addition to loans for which we completed these types of modifications, during the first quarter of 2024, we extended the maturities of $155 million of loans (representing cumulative unpaid principal balance as of March 31, 2024). An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a regular asset management outcome for these loans, irrespective of market conditions. In the first quarter of 2024, the average length of maturity extensions granted on residential investor bridge loans was just under eight months.
We generally value delinquent residential investor loans at a dollar price that is informed by various market data, including the estimated fair value of the collateral securing a loan, for which we typically receive third-party appraisals, as well as estimated sales costs. The amounts we may ultimately recover through the foreclosure of loans and the sale of the underlying collateral or through alternative strategies, such as through loan sales or discounted payoffs, could vary materially from our estimates and could have a material impact on our earnings in future periods.

We finance our residential investor bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable facilities, and non-recourse securitization debt. At March 31, 2024, we had $27 million of debt incurred through short-term warehouse facilities with two counterparties, which was secured by $36 million of residential investor bridge loans; $920 million of debt incurred through long-term facilities with four different counterparties, which was secured by $1.22 billion of residential investor bridge loans; and $709 million of securitization debt secured by $762 million of residential investor bridge loans and $22 million of restricted cash. At March 31, 2024, the unpaid principal balance of bridge loans financed was $2.04 billion, of which $701 million was financed with recourse, non-marginable facilities, $587 million was financed with non-recourse, non-marginable facilities, and $752 million was financed through non-recourse CAFL bridge securitizations.
The following table provides the composition of residential investor bridge loans held-for-investment by product type as of March 31, 2024 and December 31, 2023.
Table 15 – Residential Investor Bridge Loans Held-for-Investment - By Product/Strategy Type

(In Thousands)	March 31, 2024	December 31, 2023
Renovate / Build for rent ("BFR")(1)	$993,242	$1,045,191
Single Asset Bridge ("SAB")(2)	145,178	128,434
Multifamily(3)	883,196	866,278
Other	26,775	28,420
Fair Value at End of Period	$2,048,391	$2,068,323
(1)    Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(2)    Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
(3)    Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
At March 31, 2024, the fair value of our total residential investor bridge loans held-for-investment and associated REO represented 98.6% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. The fair value of multi-family loans within this population ($883 million at March 31, 2024) and associated multifamily REO ($44 million at March 31, 2024), represented 97.0% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure.

Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the three months ended March 31, 2024.
Table 16 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Three Months Ended
(In Thousands)	March 31, 2024
Balance at beginning of period	$550,436
New/additional investments	307
Settlements	(11,565)
Changes in fair value, net	21,567
Balance at End of Period	$560,745
(1)Our HEI presented in this table as of March 31, 2024, include $314 million of HEI owned in our consolidated HEI securitization entities and $247 million of HEI owned directly at Redwood.
We finance a portion of our HEI through a short-term warehouse facility. At March 31, 2024, there was $120 million of debt outstanding on this warehouse facility, secured by HEI with a fair value of $240 million.
Additional details on our HEI are included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, positive investment fair value changes primarily reflected improvements in actual and forecasted home price appreciation, relative to previously modeled amounts.
Other Investments
The following table sets forth our other investments activity at our Investment Portfolio segment by significant asset type for the three months ended March 31, 2024.
Table 17 – Other Investments – Activity(1)

Three Months Ended March 31, 2024	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$225,345	$56,107	$62,244	$234	$343,930
New/additional investments	—	1,796	76	—	1,872
Sales/distribution/repayments	—	—	—	(69)	(69)
Servicer advances (repayments), net	(8,678)	—	—	—	(8,678)
Changes in fair value, net	(634)	(295)	1,219	—	290
Balance at End of Period	$216,033	$57,608	$63,539	$165	$337,345
(1)Tables include all "Other investments" as presented on our consolidated balance sheets. Strategic Investments presented above are held at Corporate/Other, and the remaining other investments are held in our Investment Portfolio segment.
(2)Our servicing investments are owned through our consolidated Servicing Investment entities. At March 31, 2024, our economic investment in these entities was $88 million (for GAAP purposes, we consolidated $247 million of servicing investments, $147 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
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
In March 2024, our Board of Directors declared regular dividends of $0.16 per common share and $0.625 per Series A preferred share for the first quarter of 2024, which were paid on March 28, 2024 and April 15, 2024, respectively. As of March 31, 2024, we expect our full-year dividend distributions to exceed our annual minimum distribution requirements and we believe that we will meet all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
While our minimum REIT dividend requirement is generally 90% of our annual REIT taxable income, we carried a $37 million federal net operating loss carry forward (NOL) into 2024 at our REIT that affords us the ability to retain REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining NOL amount will carry forward into future years.
While the exact amount is uncertain at this time, we currently expect a portion of our 2024 common stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gain. We currently expect all of our 2024 preferred stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Under the federal income tax rules applicable to REITs, none of Redwood’s 2024 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2024 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three months ended March 31, 2024 and 2023, we recorded a tax provision of $1 million and a tax benefit of $1 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The switch to a tax provision from a benefit from income taxes year-over-year was primarily the result of GAAP income earned at our TRS in the first quarter of 2024 compared to a GAAP loss in the first quarter of 2023.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not “more likely than not” and establish a valuation allowance accordingly. We closely analyzed the realizability of our net deferred tax assets in whole and in part, and, at March 31, 2024 and December 31, 2023, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. We evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
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

LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan warehouse facilities, secured term financing facilities, securities repurchase agreements, a corporate secured revolving financing facility, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities, such as the sale and securitization of mortgage loans. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations and manage hedges associated with those activities, to purchase investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, to fund draws on our bridge loan portfolio and other commitments when requested, and to fund our operations.
At March 31, 2024, our total capital was $1.92 billion, consisting of (i) $1.22 billion of equity capital, (ii) $680 million of convertible notes and long-term debt on our consolidated balance sheets (including $116 million of convertible debt due in July 2024, $157 million of exchangeable debt due in 2025, $207 million of convertible debt due in 2027, $60 million of senior unsecured notes due in 2029, and $140 million of trust-preferred securities due in 2037), and (iii) $15 million of promissory notes included in short-term debt. In January 2024, we issued $60 million of 9.125% fixed-rate senior unsecured notes with a maturity of March 1, 2029 which we may redeem in whole or in part at any time on or after March 1, 2026.
As of March 31, 2024, our unrestricted cash and cash equivalents were $275 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt can be subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional mortgage loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage loan or security being financed, a decline in the value of the underlying property securing the mortgage loan, as determined by an appraisal, broker price opinion, or similar third-party source, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of mortgage loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender), or based on a decline in the market value of financed collateral in an aggregate amount that causes the effective advance rate associated with such financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents.
We also distinguish our debt between recourse and non-recourse, as our non-recourse debt has unique characteristics that differentiate it in important ways from our recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt no creditor or lender has direct or indirect recourse to us (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt. From time to time, we may incur debt with a mixture of both recourse and non-recourse elements, such that only a portion of the loan would be subject to a full recourse guaranty with the remainder being non-recourse. In this case, we would consider as recourse debt only that portion of borrowings subject to a full recourse guaranty, with the remainder considered non-recourse debt.
At March 31, 2024, in aggregate, we had $2.24 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $364 million was marginable and $1.88 billion was non-marginable.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under loan warehouse facilities, securities repurchase facilities, other short- and long-term debt facilities and other risks relating to our corporate debt and use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Short-and Long-Term Borrowing Facilities."

Repurchase Authorization
Our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. During the three months ended March 31, 2024 we did not repurchase any shares of our common stock or preferred stock and repurchased $31 million of our convertible and exchangeable debt. At March 31, 2024, $101 million of the current authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock. To date in the second quarter of 2024, we have continued to repurchase outstanding debt securities. Like investments we may make, any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above.
Cash Flows and Liquidity for the Three Months Ended March 31, 2024
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
During the three months ended March 31, 2024, our net cash used in operating activities was $954 million. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans, and the origination and sale of our residential loans associated with our mortgage banking activities. Loans purchased or originated for our mortgage banking operations are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Additionally, many of these loans are sold into securitizations, which we consolidate under GAAP, and cash inflows from these sales are shown as proceeds from ABS issued within financing activities. Further, loans securitized or transferred into our investment portfolio are reclassified as held-for-investment loans, and any subsequent principal repayments or proceeds from sales of these loans are classified as investing activities. During the first three months of 2024, excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $970 million of net cash outflows), cash flows from operating activities were positive $16 million.
Cash Flows from Investing Activities
During the three months ended March 31, 2024, our net cash provided by investing activities was $350 million and primarily resulted from proceeds from principal payments on loans held-for-investment and proceeds from sales of securities, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the three months ended March 31, 2024, we transferred loans between held-for-sale and held-for-investment classification, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities
During the three months ended March 31, 2024, our net cash provided by financing activities was $575 million. This primarily resulted from $883 million of net borrowings under ABS issued (resulting from the issuance of three Sequoia securitizations), partially offset by $408 million of net repayments of short-term debt borrowings, and $126 million of net borrowings under long-term debt facilities and long-term debt. During the three months ending March 31, 2024, net long-term borrowings include the issuance of $60 million of senior notes in January 2024.

During the three months ended March 31, 2024, we declared and paid dividends for the first quarter of 2024 on our common stock of $0.16 per common share (totaling $22 million) and paid dividends for the fourth quarter of 2023 of $0.625 per share (totaling $2 million) on our preferred stock. Specifically, on March 7, 2024, the Board of Directors declared a regular dividend on our common stock of $0.16 per share for the first quarter of 2024, which was paid on March 28, 2024 to shareholders of record on March 21, 2024. Additionally, on March 7, 2024, the Board of Directors declared a regular quarterly dividend of $0.625 per share of preferred stock, which was paid on April 15, 2024 to stockholders of record on April 1, 2024.
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
Our material cash requirements from known contractual and other obligations during the twelve months following March 31, 2024, include maturing short-term debt, interest payments on debt and ABS issued, payments on operating leases, funding commitments for residential investor bridge loans, strategic investments, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following March 31, 2024, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans, strategic investments, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At March 31, 2024, we had commitments to fund up to $513 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at March 31, 2024, we had $1.58 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption Contractual Obligations. For additional information on commitments and contingencies as of March 31, 2024 that could impact our liquidity and capital resources, see Note 17 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities in 2023 and during the first quarter of 2024, extinguished others we deemed under-utilized, and have other such facilities with scheduled maturities during the next twelve months. During the first quarter of 2024, we entered into a new recourse, marginable $200 million facility to finance residential consumer loans, and amended an existing residential consumer loan facility from recourse to non-recourse. Additionally, during the first quarter of 2024, we entered into a corporate secured revolving financing facility with CPP Investments to provide recourse debt financing secured by previously unencumbered assets, such as residential investor securities, residential consumer securities and other investments, as well as equity in certain operating subsidiaries. At March 31, 2024, this facility had a borrowing limit of $200 million and a two-year term, with a one-year extension option. Subsequent to March 31, 2024, we exercised our right under the terms of the facility to increase the committed capacity to $250 million.

One of our subordinate securities financing facilities matures in September 2024. Recourse term borrowings under this facility were $123 million at March 31, 2024, and are secured by certain securities we retained from Sequoia securitizations we sponsored. Another one of our subordinate securities financing facilities matures in February 2025. Recourse term borrowings under this facility were $101 million at March 31, 2024 and are secured by certain securities we retained from CAFL securitizations we sponsored. While we will continue to evaluate our alternatives with respect to these maturities, we expect we will be able to refinance these securities utilizing securities repurchase financing or alternative types of secured debt. However, if market interest rates remain elevated, the cost of this financing would increase our borrowing costs for these assets.
Additionally, one series of our convertible notes is maturing in July 2024 and has an outstanding principal balance of $116 million at March 31, 2024. We expect to utilize cash on hand to repay our convertible debt that is maturing, which will reduce the amount of cash that can be deployed into our business and could reduce the earnings potential of our business. Further, if market rates for corporate capital remain elevated and we choose to issue new corporate capital, it could negatively impact our profitability.
We expect to meet our obligations coming due in less than one year from March 31, 2024, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, incremental borrowings under existing, new or amended financing arrangements, or through the issuance of equity or debt capital. As of March 31, 2024, we had approximately $370 million of unencumbered assets, and we currently estimate we could generate incremental capital organically through financing of these assets. Our unencumbered assets consist primarily of bridge loans, HEI, and retained securities from our securitization activities. To date in the second quarter of 2024, we have established a new financing line for bridge loans and we are actively engaged in seeking expanded financing capacity for HEI and expect to make further progress on this initiative in the second quarter of 2024.
During the first three months of 2024, the highest balance of our short-term debt outstanding was $1.61 billion. See Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our short-term debt. See Note 16 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt.
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
At March 31, 2024, we had residential consumer warehouse facilities outstanding with five different counterparties, with $1.35 billion of total capacity and $879 million of available capacity. These included non-marginable facilities with $500 million of total capacity and marginable facilities with $850 million of total capacity. At March 31, 2024, we had residential investor warehouse facilities outstanding with six different counterparties, with $2.71 billion of total capacity and $1.58 billion of available capacity. All of these residential investor financing facilities are non-marginable. We note that several of these facilities used to finance our residential investor mortgage banking loan inventory are also used to finance bridge loans held in our investment portfolio.
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
Additionally, we have non-recourse debt in the form of non-marginable warehouse facilities to finance a portion of our residential investor bridge loan portfolio. While this debt is non-recourse to Redwood, it does have fixed terms with prepayment options that allow us to refinance this debt or ultimately repay it upon maturity. In addition, the residential investor bridge loan joint venture we established in 2023 has a dedicated warehouse facility. This warehouse facility is an obligation of the joint venture, not of Redwood, and it is non-recourse to Redwood (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"). We expect to establish one or more similar, dedicated warehouse facilities for the residential investor bridge and term loan joint venture we established in the first quarter 2024. See Notes 11 and 17 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our residential investor bridge loan and bridge and term loan joint ventures.d one or more third party valuation agents
The remainder of the debt we use to finance our investments is recourse debt, including our subordinate securities financing facilities, residential investor financing facilities, MSR financing facility, securities repo borrowings, HEI warehouse facility, and corporate secured revolving financing facility. For securities we have financed, our subordinate securities financing facilities are non-marginable and our repurchase debt facilities and MSR facility (which also finances certificated MSRs we classify as securities) are marginable. Our residential investor financing facilities and HEI warehouse facility are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral), but may be subject to margin calls based on, for example, delinquency of the mortgage loan being financed, or a decline in the estimated value of the property securing the mortgage loan that is financed. We also characterize our corporate secured revolving financing facility as non-marginable, but it may be subject to margin calls based on a decline in the market value of financed collateral in an aggregate amount that causes the effective advance rate associated with such financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents.
Additionally, our subordinate securities financing facilities are subject to optional redemptions and interest rate step-ups. If we choose not to redeem these borrowings, the interest rates will step-up, and in some cases already have, reducing our net interest income. If we choose to redeem the securities, we will need to secure alternative sources of financing for these assets or utilize available cash.
Delinquencies on residential investor bridge loans that are financed through warehouse facilities remained steady during the first quarter of 2024, and have been and are expected to continue to be, a required use of our liquidity to the extent the terms of the applicable warehouse facility apply reduced financing advance rates to these loans (“advance rate step-downs”) or these loans become ineligible for financing under the terms of the warehouse facility. Loans pledged on certain of our warehouse facilities while they are performing, that subsequently become delinquent, may become subject to advance rate step downs or repurchase requirements. We continue to maintain warehouse capacity. While we may have the ability to finance delinquent loans on other facilities with capacity for these types of loans, the advance rates are generally lower and the interest rates are higher. Additionally, our liquidity may be impacted to the extent delinquencies on loans financed through CAFL bridge securitizations were elevated above established thresholds for an extended period, which could trigger adverse changes to certain structural terms of these transactions (such as terms relating to the amortization of the issued securities and the revolving availability of financing under these transactions).
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

At March 31, 2024, in addition to our ABS issued, our investment portfolio was financed with $984 million of secured recourse debt, of which $127 million was marginable and $857 million was non-marginable, and $475 million of secured non-recourse debt that was non-marginable.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. See Notes 14 and 16 in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our unsecured short-term and long-term debt.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer and residential investor mortgage loans (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our capital stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption(s) “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.”
Our sources of debt financing include secured borrowings under residential consumer and residential investor mortgage loan warehouse facilities (including recourse and non-recourse warehouse facilities), short-term securities repurchase facilities, a HEI warehouse facility, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, subordinate securities financing facilities, and a corporate secured revolving financing facility.
During the three months ended March 31, 2024 we entered into a corporate secured revolving financing facility with CPP Investments to provide recourse debt financing secured by previously unencumbered assets, such as retained Residential Consumer and Residential Investor subordinate securities and other investments, as well as equity in certain operating subsidiaries. At March 31, 2024, this facility had a borrowing limit of $200 million and a two-year term, with a one-year extension option. Subsequent to March 31, 2024, we exercised our right under the terms of the facility with CPP Investments to increase the borrowing limit of this facility to $250 million.

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

Under many of our mortgage loan warehouse facilities, our short-term securities repurchase facilities, and our corporate secured revolving financing facility, while transferred or pledged mortgage loans or securities are financed under the facility, to the extent the value of the loans or securities, or the collateral underlying those loans or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. We refer to borrowing facilities with margin call provisions based solely on the lender's determination, in its discretion, of changes in the market value of transferred or pledged mortgage loans or securities, as marginable debt. Borrowing facilities that we refer to as non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage or security being financed, a decline in the value of the underlying property securing the loan or security, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed by us under a loan warehouse facility, based on the occurrence of a triggering credit event impacting the financed loan or security which is followed by a decline in the market value of the financed loan or security (as determined by the lender), or based on a decline in the market value of financed collateral in an aggregate amount that causes the effective advance rate associated with such financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents, in which case the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at March 31, 2024, only our short-term securities repurchase facilities (with $81 million of borrowings outstanding at March 31, 2024), three of our residential consumer mortgage loan warehouse facilities (with a combined $237 million of borrowings outstanding at March 31, 2024), and a certificated MSR facility (with $47 million of borrowings outstanding at March 31, 2024) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.

Margin call provisions under these facilities are further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because many of these borrowing facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

At March 31, 2024, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at March 31, 2024 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at March 31, 2024 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur more than $4 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at March 31, 2024, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2023. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
Additional detail on our critical accounting estimates is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading "Critical Accounting Estimates."
MARKET AND OTHER RISKS
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
In addition to the market risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2023.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 17 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, except as set forth below.
In conjunction with establishing the joint venture with CPP Investments in March 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the “First Tranche Warrants”); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the “Second Tranche Warrants” and together with the First Tranche Warrants, the “Warrants”). For a description of the terms of the Warrants, see Note 18 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading “Equity - Common Stock Warrants.”
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2024, we did not repurchase any shares of our common or preferred stock under this program. At March 31, 2024, $101 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2024.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	—	$—	—	$—
Total	—	$—	—	$101,265
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)

Item 5. Other Information
During the three months ended March 31, 2024, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Warrant Agreement, dated as of March 18, 2024, between Redwood Trust, Inc. and Canada Pension Plan Investment Board ("CPP Investments"), through its subsidiary CPP Credit Investments II Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on March 19, 2024)

4.2
Form of certificate representing the 9.125% Senior Note due 2029 (included as Exhibit A to the Fourth Supplemental Indenture, incorporated by reference to the Registrant's Form 8-A, Exhibit 4.2, filed on January 22, 2024)

4.3
Fourth Supplemental Indenture, dated January 22, 2024, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.2, filed on January 22, 2024)

10.1*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (February 2024 Form of Award Agreement (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on February 29, 2024)

10.2*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (December 2023 and February 2024 Form of Award Agreement (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on February 29, 2024)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023;
(ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2024 and 2023;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2024 and 2023;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and
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

REDWOOD TRUST, INC.

Date:	May 8, 2024	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)