Form 10-Q
period 2024-06-30
REDWOOD TRUST INC
filed 2024-08-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.0% Senior Notes Due 2029	RWTO	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	132,215,757	shares outstanding as of August 7, 2024

REDWOOD TRUST, INC.
2024 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2024	December 31, 2023
ASSETS (1)
Residential consumer loans, held-for-sale, at fair value	$962,548	$911,192
Residential consumer loans, held-for-investment, at fair value	8,247,608	6,139,445
Residential investor loans, held-for-sale, at fair value	259,483	180,250
Residential investor loans, held-for-investment, at fair value	4,620,167	5,040,048
Consolidated Agency multifamily loans, at fair value	421,794	425,285
Real estate securities, at fair value	264,401	127,797
Home equity investments, at fair value	574,119	550,436
Other investments	349,906	343,930
Cash and cash equivalents	275,581	293,104
Restricted cash	63,799	75,684
Derivative assets	48,517	14,212
Other assets	403,181	402,944
Total Assets	$16,491,104	$14,504,327

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued (includes $10,975,688 and $9,151,263 at fair value), net	$11,555,550	$9,811,880
Debt obligations, net	3,414,626	3,239,123
Derivative liabilities	5,954	33,828
Accrued expenses and other liabilities	294,236	216,803
Total liabilities	15,270,366	13,301,634
Commitments and Contingencies (see Note 18)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 132,215,757 and 131,485,661 issued and outstanding	1,322	1,315
Additional paid-in capital	2,497,218	2,487,848
Accumulated other comprehensive loss	(47,332)	(57,957)
Cumulative earnings	1,186,701	1,144,412
Cumulative distributions to stockholders	(2,484,119)	(2,439,873)
Total equity	1,220,738	1,202,693
Total Liabilities and Equity	$16,491,104	$14,504,327
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2024 and December 31, 2023, assets of consolidated VIEs totaled $12,844,193 and $10,988,885, respectively. At June 30, 2024 and December 31, 2023, liabilities of consolidated VIEs totaled $11,866,962 and $10,096,308, respectively. See Note 15 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024	2023	2024	2023
Interest Income
Residential consumer loans	$106,710	$56,751	$193,645	$114,625
Residential investor loans	93,106	98,264	188,141	195,560
Consolidated Agency multifamily loans	4,559	4,697	9,140	9,315
Real estate securities	10,749	6,223	17,029	12,651
Other interest income	10,293	13,046	22,202	25,346
Total interest income	225,417	178,981	430,157	357,497
Interest Expense
Asset-backed securities issued	(133,429)	(90,093)	(253,688)	(177,558)
Debt obligations	(66,695)	(62,792)	(126,966)	(127,406)
Total interest expense	(200,124)	(152,885)	(380,654)	(304,964)
Net Interest Income	25,293	26,096	49,503	52,533
Non-Interest Income
Mortgage banking activities, net	18,924	16,552	33,480	33,223
Investment fair value changes, net	1,098	(13,517)	22,935	(17,909)
HEI income, net	15,839	8,921	24,870	13,186
Other income, net	6,293	4,158	10,799	8,714
Realized gains, net	—	1,056	409	1,054
Total non-interest income, net	42,154	17,170	92,493	38,268
General and administrative expenses	(33,284)	(30,805)	(67,853)	(66,360)
Portfolio management costs	(4,864)	(3,100)	(8,461)	(6,610)
Loan acquisition costs	(3,664)	(1,444)	(5,901)	(2,733)
Other expenses	(5,177)	(4,975)	(8,538)	(8,659)
Net Income Before (Provision for) Benefit From Income Taxes	20,458	2,942	51,243	6,439
(Provision for) benefit from income taxes	(4,924)	(69)	(5,447)	1,054
Net Income	$15,534	$2,873	$45,796	$7,493
Dividends on preferred stock	(1,757)	(1,758)	(3,507)	(3,177)
Net Income Available To Common Stockholders	$13,777	$1,115	$42,289	$4,316

Basic earnings per common share	$0.10	$—	$0.31	$0.02
Diluted earnings per common share	$0.10	$—	$0.31	$0.02
Basic weighted average common shares outstanding	132,115,854	114,051,017	131,843,100	113,830,347
Diluted weighted average common shares outstanding	132,123,702	114,445,262	131,847,024	114,255,292

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024	2023	2024	2023
Net Income	$15,534	$2,873	$45,796	$7,493
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	1,054	(688)	9,710	4,319
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(514)	604	(1,143)	411
Reclassification of unrealized loss on interest rate agreements to net income	1,029	1,029	2,058	2,047
Total other comprehensive income	$1,569	$945	$10,625	$6,777
Comprehensive Income	$17,103	$3,818	$56,421	$14,270
Dividends on preferred stock	(1,757)	$(1,758)	$(3,507)	$(3,177)
Comprehensive income available to Common Stockholders	$15,346	$2,060	$52,914	$11,093

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2024	$66,948	131,870,835	$1,319	$2,493,856	$(48,901)	$1,172,924	$(2,461,983)	$1,224,163
Net income	—	—	—	—	—	15,534	—	15,534
Other comprehensive income	—	—	—	—	1,569	—	—	1,569
Employee stock purchase and incentive plans	—	344,922	3	(2,191)	—	—	—	(2,188)
Non-cash equity award compensation and other	—	—	—	5,553	—	—	—	5,553
Preferred dividends declared ($0.6250 per share)	—	—	—	—	—	(1,757)	—	(1,757)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(22,136)	(22,136)
June 30, 2024	$66,948	132,215,757	$1,322	$2,497,218	$(47,332)	$1,186,701	$(2,484,119)	$1,220,738

For the Six Months Ended June 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net income	—	—	—	—	—	45,796	—	45,796
Other comprehensive income	—	—	—	—	10,625	—	—	10,625
Employee stock purchase and incentive plans	—	730,096	7	(2,880)	—	—	—	(2,873)
Non-cash equity award compensation	—	—	—	12,250	—	—	—	12,250
Preferred dividends declared ($1.2500 per share)	—	—	—	—	—	(3,507)	—	(3,507)
Common dividends declared ($0.32 per share)(1)	—	—	—	—	—	—	(44,246)	(44,246)
June 30, 2024	$66,948	132,215,757	$1,322	$2,497,218	$(47,332)	$1,186,701	$(2,484,119)	$1,220,738
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended June 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2023	$66,923	113,864,456	$1,139	$2,355,139	$(63,036)	$1,156,571	$(2,379,056)	$1,137,680
Net income	—	—	—	—	—	2,873	—	2,873
Other comprehensive income	—	—	—	—	945	—	—	945
Employee stock purchase and incentive plans	—	313,536	3	(1,664)	—	—	—	(1,661)
Non-cash equity award compensation	—	—	—	5,200	—	—	—	5,200
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,758)	—	(1,758)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(19,141)	(19,141)
June 30, 2023	$66,923	114,177,992	$1,142	$2,358,675	$(62,091)	$1,157,686	$(2,398,197)	$1,124,138
For the Six Months Ended June 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net Income	—	—	—	—	—	7,493	—	7,493
Other comprehensive income	—	—	—	—	6,777	—	—	6,777
Employee stock purchase and incentive plans	—	693,317	7	(2,712)	—	—	—	(2,705)
Non-cash equity award compensation	—	—	—	11,542	—	—	—	11,542
Issuance of preferred stock	66,923	—	—	—	—	—	—	66,923
Preferred dividends declared ($1.22917 per share)	—	—	—	—	—	(3,177)	—	(3,177)
Common dividends declared ($0.39 per share)	—	—	—	—	—	—	(46,700)	(46,700)
June 30, 2023	$66,923	114,177,992	$1,142	$2,358,675	$(62,091)	$1,157,686	$(2,398,197)	$1,124,138

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$45,796	$7,493
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	7,823	10,190
Depreciation and amortization of non-financial assets	6,315	7,333
Originations of held-for-sale loans	(653,699)	(360,273)
Purchases of held-for-sale loans	(2,901,465)	(242,235)
Proceeds from sales of held-for-sale loans	619,573	582,346
Principal payments on held-for-sale loans	30,454	38,820
Net settlements of derivatives	(66,475)	(17,235)
Non-cash equity award compensation expense and other	12,250	11,542
Market valuation adjustments	(73,859)	(17,594)
Realized (gains) losses, net	(408)	(1,054)
Net change in:
Other assets	8,592	3,358
Accrued expenses and other liabilities	44,932	878
Net cash (used in) provided by operating activities	(2,920,171)	23,569
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(120,341)	(455,665)
Proceeds from sales of loans	52,163	—
Principal payments on loan investments	1,049,264	725,687
Purchases of real estate securities	(111,060)	(9,855)
Proceeds from sales of real estate securities	—	98,338
Principal payments on real estate securities	669	637
Repayments from servicer advance investments, net	8,959	37,268
Purchases of HEI	(606)	(25,513)
Repayments on HEI	27,272	17,031
Other investing activities, net	(4,541)	(1,677)
Net cash provided by investing activities	901,779	386,251
Cash Flows From Financing Activities:
Proceeds from borrowings on debt obligations	3,910,021	1,345,019
Repayments on debt obligations	(3,723,966)	(1,838,761)
Proceeds from issuance of asset-backed securities	2,600,015	635,081
Repayments on asset-backed securities issued	(732,726)	(446,451)
Debt issuance costs paid	(13,734)	(1,329)
Taxes paid on equity award distributions	(3,106)	(3,017)
Net proceeds from issuance of common stock	233	312
Net proceeds from issuance of preferred stock	—	66,923
Dividends paid on common stock	(44,246)	(46,700)
Dividends paid on preferred stock	(3,507)	(1,699)
Other financing activities, net	—	(1,720)
Net cash provided by (used in) financing activities	1,988,984	(292,342)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,408)	117,478
Cash, cash equivalents and restricted cash at beginning of period	368,788	329,364
Cash, cash equivalents and restricted cash at end of period	$339,380	$446,842

Cash and cash equivalents at end of period	275,581	357,308
Restricted cash at end of period	63,799	89,534
Cash, cash equivalents and restricted cash at end of period	$339,380	$446,842

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$366,088	$287,699
Taxes refunded	(370)	(1,049)
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Retention of mortgage servicing rights from loan sales	84	—
Transfers from loans held-for-sale to loans held-for-investment	2,818,171	1,137,194
Transfers from residential consumer loans to real estate owned	13,833	11,874
Right-of-use asset obtained in exchange for operating lease liability	—	337
Reduction in operating lease liability due to lease modification	—	274

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at June 30, 2024 and results of operations for all periods presented. The results of operations for the three and six months ended June 30, 2024 should not be construed as indicative of the results to be expected for the full year.
In the first quarter of 2024, we updated the names of our Residential loans to Residential consumer loans and our Business purpose loans to Residential investor loans. There were no changes to the classifications of account balances as a result of these updates. in names. All prior period references in this document were conformed to this presentation.
In the second quarter of 2024, we combined the presentation of Short-term and Long-term debt within Debt obligations, net and Goodwill and Intangible assets within Other assets on the consolidated balance sheets and consolidated statements of income, as applicable. There was no impact to the consolidated financial statements as a result of this change and all prior periods in this document were conformed to this presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 2. Basis of Presentation - (continued)
Principles of Consolidation
The consolidated financial statements include the accounts of the entities where the Company has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity ("VOE") or a variable interest entity ("VIE").
A VOE is an entity that has sufficient equity and in which equity investors have a controlling financial interest. The usual condition for a controlling financial interest in a VOE is ownership of a majority voting interest. if the Company has a controlling majority voting interest in a VOE, the entity is consolidated.
A VIE is an entity that lacks one or more of the characteristics of a VOE. The Company has a controlling financial interest in and consolidates a VIE when the firm has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits for the VIE that could potentially be significant to the VIE. See Note 15 for further information about VIEs.
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and home equity investments ("HEI"), which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under Residential consumer loans and Residential investor loans, at fair value on our consolidated balance sheets. The underlying HEI at the consolidated HEI securitization entities are shown under Home equity investments, at fair value on our consolidated balance sheets. See Note 11 for further discussion on HEI. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 16 for further discussion on ABS issued.
We also consolidate two partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain an 80% ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships.
See Note 15 for further discussion on Principles of consolidation.
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
Recent Accounting Pronouncements
Newly Adopted Accounting Standard Updates ("ASUs")
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848." This new guidance defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. Through June 30, 2024, we had not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions. At June 30, 2024, we had no remaining LIBOR-indexed financial assets or liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
Other Recent Accounting Pronouncements Pending Adoption
In August 2023, the FASB issued ASU 2023-05, "Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." ASU 2023-05 requires a joint venture, upon formation, to initially measure its assets and liabilities at fair value. This generally aligns the treatment to be consistent with the guidance for business combinations. This new guidance is effective for all joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. We expect that this new guidance will not have a material impact on our consolidated financial statements and plan to adopt this new guidance by the required date.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. "ASU 2023-07 expands the breadth and frequency of segment disclosures by requiring disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") and included within the reported measures of a segment's profit or loss. Other disclosure requirements involve the amount and composition of other segment items and how the CODM uses the reported measures of profit or loss to assess segment performance and to decide how to allocate resources. The ASU does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. This new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We expect that this new guidance will result in additional disclosures in our consolidated financial statements and plan to adopt this new guidance by the required date.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation disclosures. Additionally, income taxes paid are required to be disaggregated by jurisdiction, along with other amendments to enhance the effectiveness of income tax disclosures. This new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We expect that this new guidance will result in additional disclosures in our consolidated financial statements and plan to adopt this new guidance by the required date.
In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." ASU 2024-01 provides clarification for determining whether a profits interest award should be accounted for as a share-based payment arrangement or other compensation. This new guidance is effective for annual and interim periods beginning after December 15, 2024. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We expect that this new guidance will not have a material impact on our consolidated financial statements and plan to adopt this new guidance by the required date.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 4. Segment Information
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
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense for our convertible notes and trust preferred securities (and in 2024 and 2023, realized gains from the repurchase of convertible notes), indirect general and administrative expenses and other expenses.
The following tables present financial information by segment for the three and six months ended June 30, 2024 and 2023.
Table 4.1 – Business Segment Financial Information

	Three Months Ended June 30, 2024
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$21,097	$7,008	$196,742	$570	$225,417
Interest expense	(9,922)	(5,504)	(166,812)	(17,886)	(200,124)
Net interest income (expense)	11,175	1,504	29,930	(17,316)	25,293
Non-interest income (loss)
Mortgage banking activities, net	6,245	12,679	—	—	18,924
Investment fair value changes, net	—	—	2,548	(1,450)	1,098
HEI income, net	—	—	15,839	—	15,839
Other income, net	—	1,174	5,120	(1)	6,293
Realized gains, net	—	—	—	—	—
Total non-interest income (loss), net	6,245	13,853	23,507	(1,451)	42,154
General and administrative expenses	(4,957)	(9,677)	(641)	(18,009)	(33,284)
Portfolio management costs	—	—	(4,834)	(30)	(4,864)
Loan acquisition costs	(980)	(2,433)	(244)	(7)	(3,664)
Other expenses	—	(2,203)	(2,974)	—	(5,177)
(Provision for) benefit from income taxes	(1,560)	(449)	(2,914)	(1)	(4,924)
Segment Contribution	$9,923	$595	$41,830	$(36,814)
Net Income					$15,534
Non-cash amortization (expense), net	$(313)	$(2,426)	$(203)	$(2,881)	$(5,823)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 4. Segment Information - (continued)

	Six Months Ended June 30, 2024
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$35,409	$10,779	$381,640	$2,329	$430,157
Interest expense	(18,188)	(8,381)	(322,110)	(31,975)	(380,654)
Net interest income (expense)	17,221	2,398	59,530	(29,646)	49,503
Non-interest income (loss)
Mortgage banking activities, net	14,072	19,408	—	—	33,480
Investment fair value changes, net	—	—	23,735	(800)	22,935
HEI income, net	—	—	24,870	—	24,870
Other income, net	—	1,800	9,945	(946)	10,799
Realized gains, net	—	—	314	95	409
Total non-interest income (loss), net	14,072	21,208	58,864	(1,651)	92,493
General and administrative expenses	(9,746)	(21,102)	(2,816)	(34,189)	(67,853)
Portfolio management costs	—	—	(8,422)	(39)	(8,461)
Loan acquisition costs	(1,551)	(4,097)	(244)	(9)	(5,901)
Other expenses	—	(5,008)	(3,530)	—	(8,538)
(Provision for) benefit from income taxes	(3,054)	1,687	(4,060)	(20)	(5,447)
Segment Contribution	$16,942	$(4,914)	$99,322	$(65,554)
Net Income					$45,796
Non-cash amortization (expense), net	$(597)	$(5,499)	$(3,220)	$(4,821)	$(14,137)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 4. Segment Information - (continued)

	Three Months Ended June 30, 2023
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$2,434	$4,397	$169,343	$2,807	$178,981
Interest expense	(1,700)	(3,673)	(132,514)	(14,998)	(152,885)
Net interest income (expense)	734	724	36,829	(12,191)	26,096
Non-interest income (loss)
Mortgage banking activities, net	7,061	9,491	—	—	16,552
Investment fair value changes, net	—	—	(10,768)	(2,749)	(13,517)
HEI income, net	—	—	8,921	—	8,921
Other income, net	—	1,076	4,013	(931)	4,158
Realized gains, net	—	—	949	107	1,056
Total non-interest income (loss), net	7,061	10,567	3,115	(3,573)	17,170
General and administrative expenses	(3,738)	(11,638)	(1,241)	(14,188)	(30,805)
Portfolio management costs	—	—	(3,087)	(13)	(3,100)
Loan acquisition costs	(149)	(1,295)	—	—	(1,444)
Other expenses	—	(3,107)	(1,868)	—	(4,975)
(Provision for) Benefit from income taxes	(707)	1,406	(1,465)	697	(69)
Segment Contribution	$3,201	$(3,343)	$32,283	$(29,268)
Net Income					$2,873
Non-cash amortization (expense), net	(292)	(3,333)	(1,857)	(2,086)	(7,568)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 4. Segment Information - (continued)

	Six Months Ended June 30, 2023
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$7,944	$8,891	$335,546	$5,116	$357,497
Interest expense	(8,566)	(7,711)	(258,470)	(30,217)	(304,964)
Net interest income (expense)	(622)	1,180	77,076	(25,101)	52,533
Non-interest income (loss)
Mortgage banking activities, net	10,426	22,797	—	—	33,223
Investment fair value changes, net	1,076	—	(16,141)	(2,844)	(17,909)
HEI income, net	—	—	13,186	—	13,186
Other income, net	—	3,484	6,181	(951)	8,714
Realized gains, net	—	—	832	222	1,054
Total non-interest income (loss), net	11,502	26,281	4,058	(3,573)	38,268
General and administrative expenses	(8,544)	(25,316)	(2,650)	(29,850)	(66,360)
Portfolio management costs	—	—	(6,597)	(13)	(6,610)
Loan acquisition costs	(324)	(2,409)	—	—	(2,733)
Other expenses	—	(6,215)	(2,444)	—	(8,659)
(Provision for) Benefit from income taxes	(74)	2,109	(1,678)	697	1,054
Segment Contribution	$1,938	$(4,370)	$67,765	$(57,840)
Net Income					$7,493
Non-cash amortization (expense), net	(547)	(7,035)	(4,690)	(4,193)	(16,465)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 4. Segment Information - (continued)
The following table presents supplemental balance sheet information by segment at June 30, 2024 and December 31, 2023. Certain balance sheet accounts are not directly assigned or allocated to one of our three segments and are not reflected in the supplemental segment information provided below.
Table 4.2 – Supplemental Segment Information

(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
June 30, 2024
Residential consumer loans	$962,548	$—	$8,247,608	$—	$9,210,156
Residential investor loans	—	259,483	4,620,167	—	4,879,650
Consolidated Agency multifamily loans	—	—	421,794	—	421,794
Real estate securities	75,489	—	188,912	—	264,401
Home equity investments	—	—	573,400	719	574,119
Other investments	—	—	290,876	59,030	349,906
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	23,454	—	—	23,454
Total assets	$1,106,416	$371,876	$14,649,885	$362,927	$16,491,104

December 31, 2023
Residential consumer loans	$911,192	$—	$5,999,706	$139,739	$7,050,637
Residential investor loans	—	180,250	5,040,048	—	5,220,298
Consolidated Agency multifamily loans	—	—	425,285	—	425,285
Real estate securities	4,995	—	122,802	—	127,797
Home equity investments	—	—	550,323	113	550,436
Other investments	—	—	287,822	56,108	343,930
Goodwill	—	23,373	—	—	23,373
Intangible assets	—	28,462	—	—	28,462
Total assets	$971,535	$293,225	$12,718,201	$521,366	$14,504,327

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 5. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2024 and 2023.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Residential Consumer Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$14,305	$1,335	$10,451	$8,090
Trading securities (2)	2,611	1,923	11,122	1,923
Risk management derivatives (3)	(12,019)	2,469	(8,930)	(902)
Other income, net (4)	1,348	1,334	1,429	1,315
Total residential consumer mortgage banking activities, net	6,245	7,061	14,072	10,426

Residential Investor Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value	6,068	(1,132)	5,772	11,534
Residential investor bridge loans, at fair value	1,108	2,297	2,054	3,450
Risk management derivatives (3)	(368)	2,957	2,141	(2,139)
Other income, net (5)	5,871	5,369	9,441	9,952
Total residential investor mortgage banking activities, net	12,679	9,491	19,408	22,797
Mortgage Banking Activities, Net	$18,924	$16,552	$33,480	$33,223
(1)Includes changes in fair value for associated loan purchase commitments for residential consumer loans,.
(2)For the three and six months ended June 30, 2024 and 2023, this represents the fair value changes on trading securities being used as hedges to manage the mark-to-market risks associated with our Residential Consumer Mortgage Banking operations.
(3)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and other derivative financial instruments such as loan purchase commitments and interest rate locks.
(4)Amounts in this line item include other fee income from loan acquisitions, and provisions for repurchases, presented net.
(5)Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments
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
Determination of Fair Value
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At June 30, 2024, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Certain of our Other investments (inclusive of strategic investments in early-stage companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises by these companies or secondary sales of these, or similar, equity or debt instruments, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. As of June 30, 2024, the carrying value of these investments was $3 million. See Note 12 for further discussion on Other Investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2024 and December 31, 2023, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2024	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$9,210,156	$—	$—	$9,210,156
Residential investor loans	4,879,650	—	—	4,879,650
Consolidated Agency multifamily loans	421,794	—	—	421,794
Real estate securities	264,401	—	—	264,401
HEI	574,119	—	—	574,119
Servicer advance investments	227,363	—	—	227,363
MSRs	28,653	—	—	28,653
Excess MSRs	34,754	—	—	34,754
Other investments	3,065	—	—	3,065
Derivative assets	48,517	2,235	40,298	5,984

Liabilities
HEI securitization non-controlling interest	$72,260	$—	$—	$72,260
Derivative liabilities	5,954	3,640	—	2,314
ABS issued	10,975,688	—	—	10,975,688

December 31, 2023	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$7,050,637	$—	$—	$7,050,637
Residential investor loans	5,220,297	—	—	5,220,297
Consolidated Agency multifamily loans	425,285	—	—	425,285
Real estate securities	127,797	—	—	127,797
HEI	550,436	—	—	550,436
Servicer advance investments	225,345	—	—	225,345
MSRs	24,877	—	—	24,877
Excess MSRs	37,367	—	—	37,367
Other investments	3,193	—	—	3,193
Derivative assets	14,212	952	1,742	11,518

Liabilities
HEI securitization non-controlling interest	$59,752	$—	$—	$59,752
Derivative liabilities	33,828	30,414	—	3,414
ABS issued	9,151,263	—	—	9,151,263

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	Trading Securities	AFS Securities	HEI	Servicer Advance Investments	Excess MSRs	MSRs and Other Investments
(In Thousands)
Beginning balance - December 31, 2023	$7,050,637	$5,220,297	$425,285	$40,424	$87,373	$550,436	$225,345	$37,367	$28,070
Acquisitions	2,907,602	16,325	—	63,618	47,442	606	—	—	185
Originations	—	755,826	—			—	—	—	—
Sales	(205,016)	(467,797)	—	—	—	—	—	—	—
Principal paydowns	(441,219)	(634,224)	(1,022)	(476)	(175)	(27,182)	(8,959)	—	(128)
Gains (losses) in net income, net	(100,547)	2,305	(2,469)	16,058	429	50,259	10,977	(2,613)	3,691
Unrealized gains in OCI, net	—	—	—	—	9,708	—	—	—	—
Other settlements, net (1)	(1,301)	(13,082)	—	—	—	—	—	—	(100)
Ending balance - June 30, 2024	$9,210,156	$4,879,650	$421,794	$119,624	$144,777	$574,119	$227,363	$34,754	$31,718

		Liabilities
	Derivatives (2)	HEI Securitization Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2023	$8,104	$59,752	$9,151,263
Acquisitions	—	—	2,600,015
Sales	—	—	(1,341)
Principal paydowns	—	—	(648,108)
Gains (losses) in net income, net	1,137	12,508	(126,141)
Other settlements, net (1)	(5,571)	—	—
Ending balance - June 30, 2024	$3,670	$72,260	$10,975,688
(1)     Other settlements, net: for residential consumer and residential investor loans, represents the transfer of loans to REO; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and residential investor loans; and for mortgage servicing rights ("MSRs) and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents the portion of fair value gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2024 and 2023. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2024 and 2023 are not included in this presentation.
Table 6.3 – Portion of Net Fair Value Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2024 and June 30, 2023 Included in Net Income

	Included in Net Income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Assets
Residential consumer loans at Redwood	$3,179	$(680)	$3,103	$(466)
Residential investor loans	(11,316)	(23,033)	(13,622)	(17,877)
Net investments in consolidated Sequoia entities (1)	2,690	170	9,600	2,519
Net investments in consolidated Freddie Mac SLST entities (1)	(5,176)	(16,760)	(1,810)	(8,001)
Net investments in consolidated Freddie Mac K-Series entities (1)	452	385	695	748
Net investments in consolidated CAFL Term entities (1)	7,491	10,707	17,741	1,897
Net investment in consolidated HEI securitization entities (1)	4,176	1,251	7,065	2,445
Trading securities	1,582	1,829	16,087	3,073
Available-for-sale securities	514	(71)	1,143	(99)
HEI at Redwood	5,151	7,676	11,109	11,053
Servicer advance investments	11,611	3,665	10,977	2,313
MSRs	1,633	1,692	4,311	1,278
Excess MSRs	(1,368)	1,070	(2,614)	842
Loan purchase commitments	5,978	3,442	5,985	3,442
Liabilities
Loan purchase commitments	$(2,314)	$(1,396)	$(2,314)	$(1,396)
(1)    Represents the portion of net fair value gains or losses included in our consolidated statements of income related to securitized loans, securitized Home Equity Investments ("HEI"), and the associated ABS issued at our consolidated securitization entities held at June 30, 2024 and June 30, 2023, which, netted together, represent the change in value of our investments at the consolidated VIEs under the CFE election, excluding REO.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2024 and 2023.
Table 6.4 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$6,535	$(1,085)	$9,032	$5,909
Residential consumer loan purchase commitments	7,770	2,420	1,419	2,181
Residential investor term loans held-for-sale	5,957	(1,132)	5,661	11,534
Residential investor term loan interest rate lock commitments	111	—	111	—
Residential investor bridge loans	1,108	2,297	2,054	3,450
Trading securities (1)	2,611	1,923	11,122	1,923
Risk management derivatives, net	(12,386)	5,426	(6,788)	(3,041)
Total mortgage banking activities, net (2)	$11,706	$9,849	$22,611	$21,956
Investment Fair Value Changes, Net
Residential consumer loans held-for-investment, at Redwood (called Sequoia loans)	$—	$—	$—	$183
Residential investor term loans held-for-sale	(337)	(13,625)	(1,337)	(13,625)
Residential investor bridge loans held-for-investment	(13,992)	(8,149)	(17,210)	(6,773)
Trading securities	621	4,572	4,802	6,533
Servicer advance investments	11,611	3,665	10,977	2,313
Excess MSRs	(1,368)	1,070	(2,613)	842
Net investments in Sequoia entities (3)	2,690	918	9,600	3,266
Net investments in Freddie Mac SLST entities (3)	(5,137)	(16,563)	(1,407)	(7,629)
Net investment in Freddie Mac K-Series entity (3)	452	385	695	748
Net investments in CAFL entities (3)	7,491	10,707	17,742	1,897
Other investments	(3,991)	(3,359)	(6,382)	(3,794)
Risk management derivatives, net	2,544	7,679	6,925	(1,025)
Credit recoveries (losses) on AFS securities	514	(71)	1,143	(99)
Other	—	(746)	—	(746)
Total investment fair value changes, net	$1,098	$(13,517)	$22,935	$(17,909)
HEI income, Net
HEI at Redwood	$11,663	$8,468	$17,806	$12,308
Net investments in HEI securitization entities (3)	4,176	453	7,064	878
Total HEI income, net	$15,839	$8,921	$24,870	$13,186
Other Income
MSRs	$1,227	$1,411	$3,691	$821
Other	(31)	(340)	(248)	(460)
Total other income (4)	$1,196	$1,071	$3,443	$361
Total Market Valuation Gains, Net	$29,839	$6,324	$73,859	$17,594

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Footnotes to Table 6.4
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
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 6.5 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2024	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential consumer loans:
Jumbo loans	$961,022	Senior credit spread to TBA price(2)	$1.13	-	$2.00		$1.21
		Subordinate credit spread(2)	200	-	650	bps	276	bps
		Senior credit support(2)	7	-	7%		7%
		IO discount rate(2)	24	-	24%		24%
		Prepayment rate (annual CPR)(2)	15	-	15%		15%
Jumbo loans committed to sell	1,526	Whole loan committed sales price	$100	-	$103		$101
Loans held by Sequoia (3)	6,950,586	Liability price			N/A		N/A
Loans held by Freddie Mac SLST (3)	1,297,022	Liability price			N/A		N/A
Residential investor loans:
Residential investor term loans	217,761	Senior credit spread(2)	130	-	130	bps	130	bps
		Subordinate credit spread(2)	165	-	1,062	bps	334	bps
		Senior credit support(2)	34	-	34%		34%
		Prepayment rate (annual CPR)(2)	—	-	3%		3%
		Dollar price of non-performing loans	$54	-	$54		$54
Residential investor term loans held by CAFL (3)	2,737,467	Liability price			N/A		N/A
Residential investor bridge loans held by CAFL (3)	234,311	Liability price			N/A		N/A
Residential investor bridge loans	1,690,111	Whole loan discount rate	9	-	11%		9%
		Whole loan spread	485	-	485	bps	485	bps
		Dollar price of non-performing loans	$41	-	$100		$90
Multifamily loans held by Freddie Mac K-Series (3)	421,794	Liability price			N/A		N/A
Trading and AFS securities	264,401	Discount rate	6	-	28%		10%
		Prepayment rate (annual CPR)	—	-	65%		8%
		Default rate	—	-	16%		0.1%
		Loss severity	—	-	50%		18%
Home Equity Investments (HEI)	253,303	Discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	1	-	20%		14%
		Home price appreciation (depreciation)	4	-	4%		4%
HEI held by HEI securitization entities(3)	320,816	Liability price			N/A		N/A
Servicer advance investments	227,363	Discount rate	3	-	6%		4%
		Prepayment rate (annual CPR)	11	-	30%		14%
		Expected remaining life (4)	5	-	5	yrs	5	yrs
		Mortgage servicing income	3	-	18	bps	10	bps

MSRs	28,653	Discount rate	10	-	46%		10%
		Prepayment rate (annual CPR)	2	-	16%		5%
		Per loan annual cost to service	$93	-	$93		$93

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Table 6.5 – Fair Value Methodology for Level 3 Financial Instruments (continued)

June 30, 2024	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)

Excess MSRs	$34,754	Discount rate	12	-	19%		18%
		Prepayment rate (annual CPR)	10	-	100%		17%
		Excess mortgage servicing amount	8	-	20	bps	11	bps

Residential consumer loan purchase commitments, net	3,670	Senior Credit Spread to TBA price	$1.13	-	$2.00		1.21
		Subordinate Credit Spread to Swap rate	200	-	650	bps	276	bps
		Senior Credit Support	7	-	7%		7%
		IO Discount Rate	20	-	20%		20%
		Prepayment rate (Annual CPR)	15	-	15%		15%
		Pull-through rate	18	-	100%		74%
		Committed Sales Price	$101	-	$103		$103

Liabilities
ABS issued (3):
At consolidated Sequoia entities	6,686,531	Discount rate	4	-	28%		8%
		Prepayment rate (annual CPR)	2	-	44%		9%
		Default rate	—	-	11%		1%
		Loss severity	25	-	50%		29%

At consolidated CAFL Term entities	2,409,559	Discount rate	5	-	12%		7%
		Prepayment rate (annual CPR)	—	-	3%		0.1%
		Default rate	3	-	13%		6%
		Loss severity	25	-	25%		25%

At consolidated Freddie Mac SLST entities	1,041,807	Discount rate	5	-	10%		6%
		Prepayment rate (annual CPR)	6	-	6%		6%
		Default rate	14	-	16%		15%
		Loss severity	25	-	25%		25%

At consolidated Freddie Mac K-Series entities (3)	387,791	Discount rate	5	-	10%		6%

At consolidated HEI entities (5)	218,203	Discount rate	8	-	12%		9%
		Prepayment rate (annual CPR)	15	-	15%		15%
		Home price appreciation (depreciation)	4	-	4%		4%

At consolidated CAFL Bridge entities	231,797	Discount rate	7	-	14%		8%
		Prepayment rate (annual CPR)	40	-	40%		40%
		Default rate	—	-	5%		3%
		Loss severity	25	-	25%		25%

(1)The weighted average input values for all loan types are based on unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)Values represent pricing inputs used in securitization pricing model. Credit spreads represent spreads to applicable swap rates unless specified otherwise.
(3)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At June 30, 2024, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, CAFL Bridge (under CFE), Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $264 million, $337 million, $25 million, $258 million, $34 million, and $41 million, respectively. CAFL Bridge only includes the one securitization entity for which we made the CFE election.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table summarizes the estimated fair values presents of assets and liabilities that are not measured at fair value at June 30, 2024 and December 31, 2023.

Table 6.6 – Carrying Values and Estimated Fair Values of Assets and Liabilities

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Guarantee obligations (1)	$4,649	$3,385	$5,781	$3,772
ABS issued, net
at fair value	$10,975,688	$10,975,688	$9,151,263	$9,151,263
at amortized cost	579,862	584,155	660,617	637,816
Total ABS issued, net	$11,555,550	$11,559,843	$9,811,880	$9,789,079

Debt obligation facilities and other financing	$2,670,129	$2,669,070	$2,596,582	$2,591,931
Convertible notes, net	466,110	469,876	503,728	488,341
Trust preferred securities and subordinated notes, net	138,836	93,465	138,813	92,070
Senior Notes	139,551	144,460	—	—
Total debt obligations, net	$3,414,626	$3,376,871	$3,239,123	$3,172,342
(1)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three and six months ended June 30, 2024, we elected the fair value option for $16 million and $64 million of securities, respectively, $1.87 billion and $2.87 billion (principal balance) of residential consumer loans, respectively, and $452 million and $779 million (principal balance) of residential investor loans, respectively. Additionally, during the three and six months ended June 30, 2024, we elected the fair value option for $0.3 million and $0.6 million of HEI, respectively. For the three and six months ended June 30, 2024, we elected the fair value option for $9 thousand and $0.2 million, respectively, of Other investments.
Nonrecurring Fair Values
We measure the fair value of certain assets and liabilities on a nonrecurring basis when events or changes in circumstances indicate that the carrying value may be impaired. Adjustments to fair value generally result from the write-down of asset value due to impairment. Refer to Note 14 for further information on our Real estate owned ("REO").

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans or hold them for investment.
The following table summarizes the classifications and carrying values of the residential consumer loans owned at Redwood and at the consolidated Sequoia and Freddie Mac SLST entities at June 30, 2024 and December 31, 2023.
Table 7.1 – Classifications and Carrying Values of Residential Consumer Loans

June 30, 2024			Freddie Mac
(In Thousands)	Redwood	Sequoia	SLST	Total
Held-for-sale at fair value	$962,548	$—	$—	$962,548
Held-for-investment at fair value	—	6,950,586	1,297,022	8,247,608
Total Residential Consumer Loans	$962,548	$6,950,586	$1,297,022	$9,210,156

December 31, 2023			Freddie Mac
(In Thousands)	Redwood	Sequoia	SLST	Total
Held-for-sale at fair value	$911,192	$—	$—	$911,192
Held-for-investment at fair value	—	4,780,203	1,359,242	6,139,445
Total Residential Consumer Loans	$911,192	$4,780,203	$1,359,242	$7,050,637
At June 30, 2024, we owned mortgage servicing rights associated with $946 million (principal balance) of residential consumer loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at June 30, 2024 and December 31, 2023.
Table 7.2 – Characteristics of Residential Consumer Loans Held-for-Sale

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Unpaid principal balance	$947,691	$916,877
Fair value of loans	$962,548	$911,192
Market value of loans pledged as collateral under short-term borrowing agreements	$957,143	$907,742
Weighted average coupon	7.14%	6.25%
At both June 30, 2024 and December 31, 2023, there were no residential consumer loans held-for-sale that were 90 days or more delinquent or in foreclosure.
The following table provides the activity of residential consumer loans held-for-sale during the three and six months ended June 30, 2024 and 2023.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Principal balance of loans acquired	$1,874,201	$181,972	$2,873,987	$235,018
Principal balance of loans sold	5,563	8,925	207,144	182,078
Principal balance of loans transferred from HFS to HFI	1,424,026	—	2,611,987	657,295
Net market valuation gains (losses) recorded (1)	6,535	(1,085)	9,032	6,093
(1)Net market valuation gains (losses) on residential consumer loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential consumer loans owned at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2024 and December 31, 2023.
Table 7.4 – Characteristics of Residential Consumer Loans Held-for-Investment

June 30, 2024		Freddie Mac
(Dollars in Thousands)	Sequoia	SLST
Unpaid principal balance	$7,639,727	$1,569,864
Average loan balance (UPB)	$835	$156
Fair value of loans (1)	$6,950,586	$1,297,022
Weighted average coupon	4.98%	4.50%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$15,653	$111,958
Average 90+ days delinquent balance (UPB)	$460	$174
Unpaid principal balance of loans in foreclosure	$7,572	$42,231
Average foreclosure balance (UPB)	$527	$164

December 31, 2023		Freddie Mac
(Dollars in Thousands)	Sequoia	SLST
Unpaid principal balance	$5,398,913	$1,614,974
Average loan balance (UPB)	$757	$157
Fair value of loans (1)	$4,780,203	$1,359,242
Weighted average coupon	4.15%	4.50%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$13,023	$132,307
Average 90+ days delinquent balance (UPB)	$482	$166
Unpaid principal balance of loans in foreclosure	$5,234	$47,654
Average foreclosure balance (UPB)	$436	$163
(1)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for collateralized financing entities. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 17.2.
(2)For loans held at consolidated entities, the number and unpaid principal balance of loans 90+ days delinquent includes loans in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
For loans held at our consolidated Sequoia and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to the measurement alternative provided for collateralized financing entities, and are recorded in Investment fair value changes, net on our consolidated statements of income. The following table provides the activity of residential consumer loans held-for-investment at consolidated entities during the three and six months ended June 30, 2024 and 2023.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment at Consolidated Entities

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
		Freddie Mac		Freddie Mac
(In Thousands)	Sequoia	SLST	Sequoia	SLST
Principal value of loans transferred from HFS to HFI (1)	$1,424,026	N/A	N/A	N/A
Net market valuation gains (losses) recorded	(48,590)	(11,171)	(47,047)	(44,147)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
		Freddie Mac		Freddie Mac
(In Thousands)	Sequoia	SLST	Sequoia	SLST
Principal value of loans transferred from HFS to HFI (1)	$2,611,987	N/A	$657,295	N/A
Net market valuation gains (losses) recorded	(103,399)	(15,401)	14,357	(11,710)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans. The following table summarizes the classifications and carrying values of the residential investor loans owned at Redwood and at consolidated CAFL entities at June 30, 2024 and December 31, 2023.
Table 8.1 – Classifications and Carrying Values of Residential Investor Loans

June 30, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$217,761	—	$41,722	$—	$259,483
Held-for-investment at fair value	—	2,737,467	1,197,073	685,627	4,620,167
Total Residential Investor Loans	$217,761	$2,737,467	$1,238,795	$685,627	$4,879,650

December 31, 2023	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$144,359	$—	$35,891	$—	$180,250
Held-for-investment at fair value	—	2,971,725	1,305,727	762,596	5,040,048
Total Residential Investor Loans	$144,359	$2,971,725	$1,341,618	$762,596	$5,220,298
Nearly all of the outstanding residential investor term loans at June 30, 2024 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.
The outstanding residential investor bridge loans held-for-investment at June 30, 2024 were first-lien, interest-only loans with original maturities of 6 to 36 months and were comprised of 67% one-month SOFR-indexed adjustable-rate loans, and 33% fixed-rate loans.
At June 30, 2024, we had $448 million in commitments to fund residential investor bridge loans. See Note 18 for additional information on these commitments.
During the three months and six months ended June 30, 2024, we sold $135 million and $187 million, of residential investor bridge loans, net of $6 million and $21 million, respectively, of construction draws, to our joint ventures. See Note 12 for additional information on these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table provides the activity of residential investor loans at Redwood during the three and six months ended June 30, 2024 and 2023.
Table 8.2 – Activity of Residential Investor Loans at Redwood

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In Thousands)	Term at Redwood	Bridge at Redwood	Term at Redwood	Bridge at Redwood
Principal balance of loans originated	$217,538	$234,115	128,622	269,713
Principal balance of loans acquired	648	—	—	8,149
Principal balance of loans sold to third parties (1)	252,424	156,294	180,404	19,260
Fair value of loans transferred (2)	—	(89,202)	—	(140,186)
Mortgage banking activities income (loss) recorded (3)	5,957	1,108	(1,132)	2,291
Investment fair value changes recorded	(337)	(13,992)	(13,625)	(8,778)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In Thousands)	Term at Redwood	Bridge at Redwood	Term at Redwood	Bridge at Redwood
Principal balance of loans originated	334,628	428,144	302,700	524,865
Principal balance of loans acquired	648	15,677	—	17,234
Principal balance of loans sold to third parties (1)	258,456	209,515	398,106	31,807
Fair value of loans transferred (2)	—	(187,933)	—	(220,978)
Mortgage banking activities income recorded (3)	5,661	2,054	11,534	3,453
Investment fair value changes recorded	(1,337)	(17,210)	(13,625)	(7,266)
(1)For the three and six months ended June 30, 2024 the principal balance of loans sold to third parties is net of $6 million and $21 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
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
(3)Represents net market valuation changes from the time a loan is originated to when it is sold, securitized or transferred to our investment portfolio. See Table 5.1 for additional detail on Mortgage banking activities income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Residential Investor Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying residential investor term loans and bridge loans owned by these entities. The following table provides the activity of residential investor loans held-for-investment at CAFL during the three and six months ended June 30, 2024 and 2023.
Table 8.3 – Activity of Residential Investor Loans Held-for-Investment at CAFL

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In Thousands)	Term at CAFL	Bridge at CAFL	Term at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded(1)	$3,530	$(4,870)	$(37,780)	$1,192
Fair value of loans transferred to HFI	$—	$89,202	—	140,186

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In Thousands)	Term at CAFL	Bridge at CAFL	Term at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded(1)	$11,113	$(1,180)	$(601)	$600
Fair value of loans transferred to HFI	$—	$187,933	—	220,978
(1)Net market valuation gains (losses) on residential investor loans held-for-investment at CAFL are recorded through Investment fair value changes, net on our consolidated statements of income. For loans held at our consolidated CAFL Term entities and one CAFL Bridge entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact associated with our economic investment in these securitization entities is presented in Tables 15.1 and 15.2. We did not elect to account for two of our CAFL Bridge securitizations under the collateralized financing entity guidelines but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Residential Investor Loan Characteristics
The following tables summarize the characteristics of the residential investor loans owned at Redwood and at consolidated CAFL entities at June 30, 2024 and December 31, 2023.
Table 8.4 – Characteristics of Residential Investor Loans

June 30, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Unpaid principal balance	$228,059	$2,946,186	$1,266,729	$680,187
Average UPB of loans	$2,887	$3,044	$7,917	$2,001
Fair value of loans	$217,761	$2,737,466	$1,238,795	$685,627
Weighted average coupon	7.20%	5.34%	10.19%	10.59%
Weighted average remaining loan term (years)	7	5	1	1
Market value of loans pledged as collateral under debt facilities	$166,221	N/A	$1,201,822	N/A
Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$27,529	$139,628	$107,094	$20,593
Average UPB of 90+ days delinquent loans (2)	$27,529	$3,103	$7,650	$1,872
Fair value of loans with 90+ day delinquencies (2)	$14,750	N/A	$94,730	N/A
Unpaid principal balance of loans in foreclosure (3)	$27,529	$18,646	$87,804	$13,771
Average UPB of loans in foreclosure (3)	$27,529	$2,664	$7,317	$1,967
Fair value of loans in foreclosure (3)	$14,750	N/A	$76,299	N/A

December 31, 2023	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Unpaid principal balance	$152,213	$3,194,131	$1,360,957	$756,574
Average UPB of loans	$4,006	$3,028	$8,453	$2,162
Fair value of loans	$144,359	$2,971,725	$1,341,618	$762,596
Weighted average coupon	6.92%	5.34%	10.41%	10.82%
Weighted average remaining loan term (years)	7	5	1	1
Market value of loans pledged as collateral under debt facilities	$124,934	N/A	$1,298,198	N/A
Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$28,263	$143,623	$96,934	$10,646
Average UPB of 90+ days delinquent loans (2)	$14,132	$3,192	$5,702	$1,774
Fair value of loans with 90+ day delinquencies (2)	$16,822	N/A	$86,137	N/A
Unpaid principal balance of loans in foreclosure (3)	$28,263	$15,708	$79,841	$3,931
Average UPB of loans in foreclosure (3)	$14,132	$2,244	$5,323	$1,310
Fair value of loans in foreclosure (3)	$16,822	N/A	$69,046	N/A
(1)The fair value of the loans held by consolidated CAFL Term entities and one CAFL Bridge entity were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable in accordance with the accounting guidance for collateralized financing entities.
(2)The number of loans 90+ days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table presents the unpaid principal balance of business purpose loans recorded on our consolidated balance sheets at June 30, 2024 by collateral/strategy type.
Table 8.5 – Residential Investor Loans Collateral/Strategy Type

June 30, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL(1)
(Dollars in Thousands)
Term
Single family rental	137,347	2,296,676	—	—
Multifamily	90,712	649,510	—	—
Bridge
Renovate / Build for Rent ("BFR")(2)	—	—	548,841	374,262
Single Asset Bridge ("SAB")(3)	—	—	31,629	117,888
Multifamily(4)	—	—	664,680	186,637
Third-Party Originated	—	—	21,579	1,400
Total Residential Investor Loans	$228,059	$2,946,186	$1,266,729	$680,187
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
Loan Modifications
We may amend or modify a loan depending on the loan's specific facts and circumstances. These loan modifications typically include amendments and restructuring and include terms such as additional time for the borrower to refinance or sell the collateral property, interest rate reductions and/or deferral of scheduled principal and/or interest payments. In some instances, a loan amendment or restructuring may bring the loan out of delinquent status. In exchange for a modification, we may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a capital infusion to replenish interest or capital improvement reserves and/or termination of all or a portion of the remaining unfunded loan commitment.
For the three and six months ended June 30, 2024, we modified residential investor loans with an aggregate unpaid principal balance of $379 million and $429 million, respectively, with an aggregate fair value of $369 million and $417 million, respectively. At the time of modification, the weighted average length of time these loans were past due was under three months for both the three and six months ended June 30, 2024. Of the modified loans for the three months ending June 30, 2024, $43 million included loans in forbearance without a rate reduction and $335 million included reductions in interest rates (including, in certain cases, deferrals of interest), among other terms, and in certain cases, combined with infusions of fresh capital from either the existing sponsor or new sources. For the three and six months ended June 30, 2024, the average length of maturity extensions granted on residential investor bridge loans was just under five months and seven months, respectively.
Nonaccrual Loans
Interest income is accrued on loans in the period the coupon interest is contractually earned until such time a loan is placed on non-accrual status.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
A loan is placed on non-accrual status when it is probable that all principal and interest due under the contractual terms will not be collected and a loan is past due more than 90 days. Income from non-accrual loans is generally recognized on a cash basis when it is received. At the time a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible or until such time the loan qualifies to be placed back on accrual status.
Generally, a loan is placed back on accrual status when the loan becomes contractually current or the collection of past due and future payments is reasonably assured either through reinstatement by the borrower, estimated net equity in the underlying real estate property or both.
At June 30, 2024 and December 31, 2023, residential investor loans with an aggregate unpaid principal balance of $324 million and $340 million, respectively, and an aggregate fair value of $290 million and $312 million, respectively, were on non-accrual status. Of this balance, loans with an aggregate unpaid principal balance of $204 million and $207 million were less than 90 days past due (including loans that were contractually current) as of June 30, 2024 and December 31, 2023, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 9. Consolidated Agency Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at June 30, 2024 and December 31, 2023.
Table 9.1 – Characteristics of Consolidated Agency Multifamily Loans

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Unpaid principal balance	$434,595	$438,868
Fair value of loans	$421,794	$425,285
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	1	2
There were no consolidated agency multifamily loans with 90+ day delinquencies and no multifamily loans in foreclosure at June 30, 2024 and December 31, 2023.
The outstanding Consolidated Agency multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at June 30, 2024 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three and six months ended June 30, 2024 and 2023.
Table 9.2 – Activity of Consolidated Agency Multifamily Loans Held-for-Investment

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net market valuation gains (losses) recorded (1)	$1,128	$(4,471)	$781	$(311)
(1)Net market valuation gains (losses) on multifamily loans held-for-investment are recorded through Investment fair value changes, net on our consolidated statements of income. For loans held at our consolidated Freddie Mac K-Series entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 15.2.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 10. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at June 30, 2024 and December 31, 2023.
Table 10.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	June 30, 2024	December 31, 2023
Trading	$119,624	$40,424
Available-for-sale	144,777	87,373
Total Real Estate Securities	$264,401	$127,797
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities. The following table presents the fair value of trading securities by position and collateral type at June 30, 2024 and December 31, 2023.
Table 10.2 – Fair Value of Trading Securities by Position

(In Thousands)	June 30, 2024	December 31, 2023
Senior
Interest-only securities (1)	$115,287	$36,109
Total Senior	115,287	36,109
Subordinate
Multifamily securities	2,823	2,641
Other third-party securities	1,514	1,674
Total Subordinate	4,337	4,315
Total Trading Securities	$119,624	$40,424
(1)Includes $32 million and $28 million of Sequoia certificated mortgage servicing rights at June 30, 2024 and December 31, 2023, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at June 30, 2024 and December 31, 2023.
Table 10.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	June 30, 2024	December 31, 2023
Senior (1)	$—	$—
Subordinate	16,098	16,567
Total Trading Securities	$16,098	$16,567
(1)Our senior trading securities are comprised of interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 10. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the three and six months ended June 30, 2024 and 2023.
Table 10.4 – Trading Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Fair value of securities acquired	$16,092	$6,183	$63,618	$7,883
Fair value of securities sold	—	51,578	—	55,087
Net market valuation gains (losses) recorded (1)	1,600	6,495	16,075	8,456
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 10. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale ("AFS") securities by position and collateral type at June 30, 2024 and December 31, 2023.
Table 10.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	June 30, 2024	December 31, 2023
Senior
Other third-party securities	$20,992	$—
Total Senior	20,992	—
Mezzanine
Multifamily securities	$2,834	$—
Other third-party securities	10,484	—
Total Mezzanine	13,318	—
Subordinate
Sequoia securities	$88,165	$78,942
Multifamily securities	8,869	4,460
Other third-party securities	13,433	3,971
Total Subordinate	110,467	87,373
Total AFS Securities	$144,777	$87,373
The following table provides the activity of available-for-sale securities during the three and six months ended June 30, 2024 and 2023.
Table 10.6 – Available-for-Sale Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Fair value of securities acquired	$33,386	$1,979	$47,442	$1,979
Fair value of securities sold	—	40,574	—	43,252
Net unrealized gains (losses) on AFS securities (1)	1,054	(688)	9,710	4,319
(1)Net unrealized gains (losses) on AFS securities are recorded on our consolidated balance sheets through Accumulated other comprehensive loss.
At June 30, 2024, we had $26 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 10. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2024 and December 31, 2023.
Table 10.7 – Carrying Value of AFS Securities

June 30, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$21,000	$15,096	$164,449	$200,545
Credit reserve	—	—	(19,019)	(19,019)
Unamortized discount, net	(49)	(2,159)	(51,989)	(54,197)
Amortized cost	20,951	12,937	93,441	127,329
Gross unrealized gains	42	381	23,713	24,136
Gross unrealized losses	(1)	—	(5,348)	(5,349)
CECL allowance	—	—	(1,339)	(1,339)
Carrying Value	$20,992	$13,318	$110,467	$144,777

December 31, 2023
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$—	$—	$149,956	$149,956
Credit reserve	—	—	(23,436)	(23,436)
Unamortized discount, net	—	—	(46,885)	(46,885)
Amortized cost	—	—	79,635	79,635
Gross unrealized gains	—	—	16,973	16,973
Gross unrealized losses	—	—	(6,753)	(6,753)
CECL allowance	—	—	(2,482)	(2,482)
Carrying Value	$—	$—	$87,373	$87,373
The following table presents the changes for the three and six months ended June 30, 2024, in unamortized discount and designated credit reserves on residential AFS securities.
Table 10.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$19,717	$52,891	$23,436	$46,885
Amortization of net discount	—	(337)	—	(429)
Realized credit recoveries (losses), net	156	—	174	—
Acquisitions	—	789	—	3,150
Sales, calls, other	—	—	—	—
Transfers to (release of) credit reserves, net	(854)	854	(4,591)	4,591
Ending Balance	$19,019	$54,197	$19,019	$54,197

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 10. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at June 30, 2024 and December 31, 2023.
Table 10.9 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
June 30, 2024	$10,084	$(97)	$21,406	$(5,252)
December 31, 2023	2,374	(128)	27,299	(6,625)
At June 30, 2024, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheets included 76 AFS securities, of which 16 were in an unrealized loss position and 12 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2023, our consolidated balance sheets included 66 AFS securities, of which 21 were in an unrealized loss position and 19 were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $5 million at June 30, 2024. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At June 30, 2024, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At June 30, 2024, our current expected credit loss ("CECL") allowance related to our AFS securities was $1 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit-related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at June 30, 2024.
Table 10.10 – Significant Credit Quality Indicators

June 30, 2024	Subordinate Securities
Default rate	0.8%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 10. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and six months ended June 30, 2024.
Table 10.11 – Rollforward of Allowance for Credit Losses

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
(In Thousands)
Beginning balance allowance for credit losses	$1,853	$2,482
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—	—
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(514)	(1,143)
Reduction to allowance for securities sold during the period	—	—
Ending balance of allowance for credit losses	$1,339	$1,339
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. During the six months ended June 30, 2024, we did not sell any AFS securities relative to the six months ended June 30, 2023, in which we realized gains of $1 million on sales of AFS securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 11. Home Equity Investments (HEI)
We invest in HEI contracts from third party originators and in the third quarter of 2023, we began to originate HEI directly. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
At June 30, 2024, we co-sponsored two HEI securitization entities that we consolidated in accordance with GAAP, and have elected to account for them under the CFE election. As such, market valuation changes for the securitized HEI are based on the estimated fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of income.
The following table presents our HEI at June 30, 2024 and December 31, 2023.
Table 11.1 – Home Equity Investments

(In Thousands)	June 30, 2024	December 31, 2023
HEI at Redwood	$253,303	$244,719
HEI held at consolidated HEI securitization entities	320,816	305,717
Total Home Equity Investments	$574,119	$550,436
The following table details our HEI activity during the three and six months ended June 30, 2024 and 2023.
Table 11.2 – Activity of HEI

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$299	$—	$8,954	$—
Net market valuation gains (losses) recorded	11,663	17,029	8,468	3,138

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$606	$—	$25,513	$—
Net market valuation gains (losses) recorded	17,806	32,453	12,308	4,206
The following table provides the components of HEI income, net for the three and six months ended June 30, 2024 and 2023, and reflect net market valuation gains (losses) recorded on HEI at Redwood and on securitized HEI, net of the third party and non-controlling interests in the HEI securitizations that are not owned by Redwood.

Table 11.3 – Components of HEI Income, net

(In Thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net market valuation gains recorded on HEI at Redwood	$11,663	$8,468
Net market valuation gains recorded on Securitized HEI	17,029	3,138
Net market valuation (losses) recorded on ABS Issued from HEI securitizations(1)	(5,472)	(1,888)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(7,381)	(797)
Total HEI income, net	$15,839	$8,921

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 11. Home Equity Investments (HEI) - (continued)

(In Thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net market valuation gains recorded on HEI at Redwood	$17,806	$12,308
Net market valuation gains recorded on Securitized HEI	32,453	4,206
Net market valuation (losses) recorded on ABS Issued from HEI securitizations(1)	(12,881)	(1,762)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(12,508)	(1,566)
Total HEI income, net	$24,870	$13,186
(1)Amount includes interest expense associated with ABS issued, which totaled $3 million and $1 million for the three and six months ended June 30, 2024 and 2023, respectively.
The following tables summarizes the characteristics of our HEI at June 30, 2024 and December 31, 2023.
Table 11.4 – HEI Characteristics

	June 30, 2024		December 31, 2023
(Dollars in Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Number of HEI contracts	1,959	2,317	2,034	2,434
Average initial amount of contract	$105	$95	$105	$96

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 12. Other Investments
Other investments at June 30, 2024 and December 31, 2023 are summarized in the following table.
Table 12.1 – Components of Other Investments

(In Thousands)	June 30, 2024	December 31, 2023
Servicer advance investments	$227,363	$225,345
Strategic investments	59,030	56,107
Excess MSRs	34,754	37,367
MSRs	28,653	24,877
Other	106	234
Total Other Investments	$349,906	$343,930
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to portfolios of residential mortgage-backed securitizations serviced by the co-investor. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding the transactions.
We account for our servicer advance investments at fair value. At June 30, 2024, our servicer advance investments had a fair value of $227 million and were associated with specified pools of residential mortgage loans with an unpaid principal balance of $9.64 billion. The outstanding servicer advance receivables associated with these investments were $176 million at June 30, 2024, which were financed with short-term, non-recourse securitization debt. See Note 17 for additional detail on this debt. The servicer advance receivables were comprised of the following types of advances at June 30, 2024 and December 31, 2023.
Table 12.2 – Components of Servicer Advance Receivables

(In Thousands)	June 30, 2024	December 31, 2023
Principal and interest advances	$57,284	$60,216
Escrow advances (taxes and insurance advances)	87,137	91,792
Corporate advances	31,207	32,579
Total Servicer Advance Receivables	$175,628	$184,587
During the six months ended June 30, 2024, we received $9 million in repayments on our servicer advance investments. During the three and six months ended June 30, 2024 we recorded $5 million and $10 million of interest income, respectively, through Other interest income, and recorded net market valuation gains of $12 million and $11 million, respectively, through Investment fair value changes, net in our consolidated statements of income.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and six months ended June 30, 2024, we recognized $3 million and $7 million, respectively, of interest income through Other interest income and we recorded net market valuation losses of $1 million and $3 million, respectively, through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 12. Other Investments - (continued)
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties or to unconsolidated Sequoia securitization entities. During the three and six months ended June 30, 2024, we retained MSRs associated with loans with an aggregate principal balance of $1 million and $10 million from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
We account for our MSRs at fair value. At June 30, 2024 and December 31, 2023, our MSRs had a fair value of $29 million and $25 million, respectively, and were associated with loans with an aggregate principal balance of $1.95 billion and $2.03 billion, respectively. During the three and six months ended June 30, 2024, including net market valuation gains and losses on our MSRs, we recorded net income related to our MSRs of $4 million and $8 million, respectively, through Other income on our consolidated statements of income.
Strategic Investments
Strategic investments represent investments we made in companies either through our RWT Horizons venture investment platform or separately at a corporate level. At June 30, 2024, we had made a total of 39 investments in companies through RWT Horizons with a total carrying value of $22 million, as well as eight corporate-level investments with a total carrying value of $37 million. For both the three and six months ended June 30, 2024, we recognized net market valuation losses of $1 million on our strategic investments through Investment fair value changes, net in our consolidated statements of income.
In the second quarter of 2023, we established a joint venture with Oaktree Capital Management to invest in residential investor bridge loans originated by our CoreVest subsidiary. At June 30, 2024, the carrying value of our investment in the joint venture was $6 million. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. For both the three and six months ended June 30, 2024, we recognized net equity method earnings of $0.2 million and $0.3 million, respectively, through Other income, net in our consolidated statements of income.
In the first quarter of 2024, we established a joint venture with CPP Investments to invest in residential investor bridge and term loans originated by us. In June 2024, we made an investment in the joint venture of $1 million. We account for our investment in the joint venture under the equity method of accounting as we have a minority non-controlling interest approximating 20% across both Redwood's direct equity capital contribution to joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio, but we are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis.
See Note 8 for further information on residential bridge loans sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 13. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2024 and December 31, 2023.
Table 13.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2024		December 31, 2023
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$—	$—	$1,742	$50,000
TBAs	1,778	710,000	952	385,000
Interest rate futures	457	79,000	—	—
Swaptions	40,298	3,075,000	—	—
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	5,984	1,162,021	11,518	216,194
Total Assets	$48,517	$5,026,021	$14,212	$651,194

Liabilities - Risk Management Derivatives
TBAs	$(923)	$330,000	$(27,020)	$1,405,000
Interest rate futures	(2,717)	348,200	(3,394)	141,500
Liabilities - Other Derivatives
Loan purchase commitments	(2,314)	386,548	(3,414)	430,983
Total Liabilities	$(5,954)	$1,064,748	$(33,828)	$1,977,483
Total Derivative Financial Instruments, Net	$42,563	$6,090,769	$(19,616)	$2,628,677
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2024, we were party to interest rate swaptions with an absolute aggregate notional amount of $3.08 billion, TBA agreements with an absolute aggregate notional amount of $1.04 billion, and interest rate futures contracts with an absolute aggregate notional amount of $427 million. At December 31, 2023, we were party to interest rate swaps with an absolute aggregate notional amount of $50 million, futures with an absolute aggregate notional amount of $142 million and TBA agreements with an absolute aggregate notional amount of $1.79 billion.
For the three and six months ended June 30, 2024, risk management derivatives had net market valuation losses of $10 million and gains of $0.1 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income.
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their estimated fair values. For the three and six months ended June 30, 2024, LPCs and IRLCs had net market valuation gains of $8 million and $2 million, respectively, which were recorded in Mortgage banking activities, net on our consolidated statements of income. For both the three and six months ended June 30, 2023, LPCs had net market valuation gains of $2 million, which were recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $66 million and $68 million at June 30, 2024 and December 31, 2023, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three and six months ended June 30, 2024 and 2023, we reclassified $1 million and $2 million, respectively, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of June 30, 2024, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2024, we assessed this risk as remote and did not record an associated specific valuation adjustment. At June 30, 2024, we were in compliance with our derivative counterparty ISDA agreements.
Balance Sheet Netting
Certain of our derivatives and debt obligations are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our balance sheets. However, we do not elect to report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at June 30, 2024 and December 31, 2023.
Table 13.2 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2024 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$40,298	$—	$40,298	$—	$(40,298)	$—
TBAs	1,778	—	1,778	(145)	(711)	922
Futures	457	—	457	(457)	—	—
Total Assets	$42,533	$—	$42,533	$(602)	$(41,009)	$922

Liabilities (2)
TBAs	$(923)	$—	$(923)	$145	$778	$—
Futures	(2,717)	—	(2,717)	457	2,260	—
Loan warehouse debt	(617,169)	—	(617,169)	617,169	—	—
Total Liabilities	$(620,809)	$—	$(620,809)	$617,771	$3,038	$—

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2023 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$1,742	$—	$1,742	$—	$—	$1,742
TBAs	952	—	952	(952)	—	—
Futures	—	—	—	—	—	—
Total Assets	$2,694	$—	$2,694	$(952)	$—	$1,742

Liabilities (2)
TBAs	$(27,020)	$—	$(27,020)	$952	$25,484	$(584)
Futures	(3,394)	—	(3,394)	—	3,394	—
Loan warehouse debt	(471,900)	—	(471,900)	471,900	—	—
Total Liabilities	$(502,314)	$—	$(502,314)	$472,852	$28,878	$(584)
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
(2)Interest rate agreements, TBAs and futures are components of derivative instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by certain Residential consumer and Residential investor loans, is a component of Debt obligations on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14. Other Assets and Liabilities
Other Assets
Other assets at June 30, 2024 and December 31, 2023 are summarized in the following table.
Table 14.1 – Components of Other Assets

(In Thousands)	June 30, 2024	December 31, 2023
Real estate owned	$99,885	$93,599
Accrued interest receivable	92,018	69,072
Investment receivable	62,372	67,302
Deferred tax asset	40,116	40,115
Intangible assets	23,454	28,462
Goodwill	23,373	23,373
Operating lease right-of-use assets	10,621	12,532
Margin receivable	9,758	33,414
Fixed assets and leasehold improvements (1)	6,650	7,829
Other	34,934	27,246
Total Other Assets	$403,181	$402,944
(1)Fixed assets and leasehold improvements had a basis of $18 million and accumulated depreciation of $11 million at June 30, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14. Other Assets and Liabilities - (continued)
REO
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Sequoia, Freddie Mac SLST, and CAFL entities during the six months ended June 30, 2024.
Table 14.2 – REO Activity

	Six Months Ended June 30, 2024
(In Thousands)	Bridge (1)	Sequoia	Freddie Mac SLST	Term at CAFL		Total
Balance at beginning of period	$87,757	$—	$3,158	$2,684	2684	93,599
Transfers to REO	3,951	—	1,300	8,582		13,833
Liquidations (2)	(127)	—	(2,334)	—		(2,461)
Changes in fair value, net	(5,489)	—	403	—		(5,086)
Balance at End of Period	$86,092	$—	$2,527	$11,266		$99,885
(1)Includes REO held at Redwood and within consolidated CAFL Bridge securitization entities.
(2)For the six months ended June 30, 2024, REO market valuation adjustments and liquidations resulted in net valuation losses of $3 million, which were recorded in Investment fair value changes, net on our consolidated statements of income.
The following table provides detail on the numbers of REO assets at Redwood and at consolidated Sequoia, Freddie Mac SLST, and CAFL entities at June 30, 2024 and December 31, 2023.
Table 14.3 – REO Assets

Number of REO assets	Redwood Bridge	Sequoia	Freddie Mac SLST	Term at CAFL	Total
At June 30, 2024	22	—	20	4	46
At December 31, 2023	16	—	28	1	45
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from residential investor loans and fees receivable from servicer advance investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14. Other Assets and Liabilities - (continued)
Intangible Assets and Goodwill
On July 1, 2022, we acquired Riverbend Funding LLC ("Riverbend"), a private mortgage lender to residential transitional and commercial real estate investors. Refer to Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding this acquisition, including purchase price allocations. Additionally, in 2019 we acquired 5 Arches and CoreVest, originators of residential investor loans. In connection with these acquisitions, we identified and recorded finite-lived intangible assets totaling $95 million. Intangible Assets are included in Other Assets on our Consolidated Balance Sheets.
The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at June 30, 2024.
Table 14.4 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at June 30, 2024	Carrying Value at June 30, 2024	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(33,612)	$22,688	7
Broker network	18,100	(18,100)	—	5
Non-compete agreements	11,400	(10,767)	633	3
Tradenames	4,400	(4,267)	133	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(71,146)	$23,454	6
All of our intangible assets are amortized on a straight-line basis. For the six months ended June 30, 2024, we recorded intangible asset amortization expense of $5 million. For the six months ended June 30, 2023, we recorded intangible asset amortization expense of $6 million. Estimated future amortization expense is summarized in the table below.
Table 14.5 – Intangible Asset Amortization Expense by Year

(In Thousands)	June 30, 2024
2024 (6 months)	$4,406
2025	8,426
2026	6,694
2027	1,571
2028 and thereafter	2,357
Total Future Intangible Asset Amortization	$23,454

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at June 30, 2024.
Goodwill is tested for impairment annually or more frequently if indicators of impairment exist. We have elected to make the first day of our fiscal fourth quarter as the annual impairment assessment date for goodwill. We recorded total goodwill of $23 million as a result of the total consideration exceeding the fair value of the net assets acquired from Riverbend. For reporting purposes, we included the intangible assets and goodwill from the Riverbend acquisition within our Residential Investor Mortgage Banking segment. There were no changes to the balance of goodwill during the three and six months ended June 30, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14. Other Assets and Liabilities - (continued)
The potential liability resulting from the contingent consideration arrangement with Riverbend was recorded at its acquisition-date fair value of zero as part of the total consideration for the acquisition of Riverbend. At June 30, 2024, the estimated fair value of this contingent liability was zero on our consolidated balance sheets. Our contingent consideration liability is recorded at fair value and periodic changes in the estimated fair value are recorded through Other expenses on our consolidated statements of income. During the six months ended June 30, 2024, we did not record any contingent consideration income or expense related to our acquisition of Riverbend. See Note 18 for additional information on our contingent consideration liability.
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
See Note 18 for additional information on leases.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. We met all margin calls due through June 30, 2024.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2024 and December 31, 2023 are summarized in the following table.
Table 14.6 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2024	December 31, 2023
Payable to noncontrolling interests	$97,215	$81,177
Accrued interest payable	60,060	52,755
Margin payable	44,583	350
Accrued compensation	21,570	28,140
Operating lease liabilities	12,656	14,725
Accrued operating expenses	9,321	5,527
Current accounts payable	4,698	4,992
Guarantee obligations	4,649	5,781
Accrued taxes payable	4,078	—
Unsettled trades	3,859	—
Residential consumer loan and MSR repurchase reserve	3,631	4,700
Bridge loan holdbacks (1)	2,148	2,059
Preferred stock dividends payable	1,478	1,478
Other	24,290	15,119
Total Accrued Expenses and Other Liabilities	$294,236	$216,803
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Legal and Repurchase Reserves
See Note 18 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 12 and Note 15 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at June 30, 2024, the carrying value of their interests was $25 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three and six

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 14. Other Assets and Liabilities - (continued)
months ended June 30, 2024, we allocated $3 million and $4 million of income to the co-investors, respectively, recorded in Other expenses on our consolidated statements of income.
Additionally, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 11 for a further discussion of the HEI securitization. We account for the co-investors' interests in the HEI securitization entities as liabilities, and at June 30, 2024, the carrying value of their interests was $72 million, representing the fair value of their economic interests in the beneficial interests issued by the HEI entities. During the three and six months ended June 30, 2024, the investors' share of earnings, net from their retained interests was $7 million and $13 million, respectively, recorded through HEI income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 15. Principles of Consolidation
In the normal course of business, we enter into certain types of transactions with entities that are considered to be VIEs. The Company's primary involvement with VIEs has been related to its securitization transactions in which it transfers assets to securitization vehicles. We primarily securitize our acquired and originated loans, which provides a source of funding and has enabled us to transfer a certain portion of economic risk on loans or related debt securities to third parties. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE.
The GAAP principles we apply require us to reassess our requirement to consolidate VIEs each quarter and therefore our determination may change based upon new facts and circumstances pertaining to each VIE. This could result in a material impact to our consolidated financial statements during subsequent reporting periods.
Analysis of Consolidated VIEs
We currently consolidate the assets and liabilities of variable interests in certain securitization vehicles in which we are the primary beneficiary. These include certain legacy Sequoia securitization entities issued prior to 2012, certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans (all together referred to as "Sequoia"), entities formed in connection with the securitization of CoreVest residential investor term and bridge loans ("CAFL") and entities formed in connection with the securitization of HEI. We also consolidate the assets and liabilities of certain Freddie Mac K-series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations (and re-securitization of such SLST securities) in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At June 30, 2024, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 12 for a further description of these entities and the investments they hold and Note 14 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 17 for additional information on the servicer advance financing.
During the fourth quarter of 2023 and the third quarter of 2021, we co-sponsored two HEI securitization transactions, and we consolidate the respective HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. At June 30, 2024 and December 31, 2023, we owned a portion of the subordinate certificates issued by these entities and had certain decision-making rights for the entities. See Note 11 for a further description of these entities and the investments it holds and Note 14 for additional information on non-controlling interests in these entities. We consolidate these HEI securitization entities, but the securitization entities are independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 15. Principles of Consolidation - (continued)
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at amortized cost. These include two CAFL bridge loan securitizations and the Freddie Mac SLST re-securitization.
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 15.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2024	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$6,950,586	$—	$1,297,022	$—	$—	$—	$8,247,608
Residential investor loans, held-for-investment	—	3,423,094	—	—	—	—	3,423,094
Consolidated Agency multifamily loans	—	—	—	421,794	—	—	421,794
Home equity investments	—	—	—	—	—	320,816	320,816
Other investments	—	—	—	—	257,676	—	257,676
Cash and cash equivalents	—	—	—	—	24,791	—	24,791
Restricted cash	149	22,280	—	—	—	10,918	33,347
Accrued interest receivable	31,821	18,481	4,678	1,257	2,383	—	58,620
Other assets	—	49,640	2,527	—	4,181	99	56,447
Total Assets	$6,982,556	$3,513,495	$1,304,227	$423,051	$289,031	$331,833	$12,844,193
Short-term debt	$—	$—	$—	$—	$145,785	$—	$145,785
Accrued interest payable	27,879	9,984	4,288	1,131	367	—	43,649
Accrued expenses and other liabilities	—	6,650	—	—	43,058	72,269	121,977
Asset-backed securities issued	6,686,531	3,058,191	1,204,835	387,791	—	218,203	11,555,551
Total Liabilities	$6,714,410	$3,074,825	$1,209,123	$388,922	$189,210	$290,472	$11,866,962

Value of our investments in VIEs(1)	$264,136	$444,932	$94,714	$34,003	$99,821	$41,361	$978,967
Number of VIEs	48	21	3	1	3	2	78

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 15. Principles of Consolidation - (continued)

December 31, 2023	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$4,780,203	$—	$1,359,242	$—	$—	$—	$6,139,445
Residential investor loans, held-for-investment	—	3,734,321	—	—	—	—	3,734,321
Consolidated Agency multifamily loans	—	—	—	425,285	—	—	425,285
Home equity investments	—	—	—	—	—	305,717	305,717
Other investments	—	—	—	—	257,489	—	257,489
Cash and cash equivalents	—	—	—	—	9,482	—	9,482
Restricted cash	163	33,921	—	—	—	10,821	44,905
Accrued interest receivable	20,029	20,806	4,821	1,320	822	—	47,798
Other assets	—	14,886	3,158	—	6,337	62	24,443
Total Assets	$4,800,395	$3,803,934	$1,367,221	$426,605	$274,130	$316,600	$10,988,885
Short-term debt	$—	$—	$—	$—	$153,653	$—	$153,653
Accrued interest payable	16,293	11,537	4,496	1,190	416	—	33,932
Accrued expenses and other liabilities	—	2,734	—	—	34,357	59,752	96,843
Asset-backed securities issued	4,568,660	3,362,978	1,265,777	391,977	—	222,488	9,811,880
Total Liabilities	$4,584,953	$3,377,249	$1,270,273	$393,167	$188,426	$282,240	$10,096,308

Value of our investments in VIEs(1)	$211,638	$424,136	$96,623	$33,308	$85,704	$34,361	$885,770
Number of VIEs	42	21	3	1	3	2	72
(1)The value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. As of June 30, 2024 and December 31, 2023, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election were $337 million and $323 million, respectively, and the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $25 million and $22 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. As of June 30, 2024 and December 31, 2023, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $258 million and $274 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 15. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the three and six months ended June 30, 2024 and 2023.
Table 15.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended June 30, 2024
	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$80,881	$58,881	$14,308	$4,559	$7,403	$—	$166,032
Interest expense	(74,373)	(41,279)	(13,610)	(4,177)	(3,142)	—	(136,581)
Net interest income	6,508	17,602	698	382	4,261	—	29,451
Non-interest income
Investment fair value changes, net	4,322	2,597	(5,137)	452	10,649	—	12,883
HEI income, net	—	—	—	—	—	4,176	4,176
Other income	—	428	—	—	—	—	428
Total non-interest income, net	4,322	3,025	(5,137)	452	10,649	4,176	17,487
General and administrative expenses	—	—	(14)	—	(39)	—	(53)
Other expenses	—	—	—	—	(2,974)	—	(2,974)
Income (loss) from Consolidated VIEs	$10,830	$20,627	$(4,453)	$834	$11,897	$4,176	$43,911

	Six Months Ended June 30, 2024
	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$143,859	$119,875	$28,924	$9,140	$14,954	$—	$316,752
Interest expense	(133,195)	(84,562)	(27,591)	(8,376)	(6,361)	—	(260,085)
Net interest income	10,664	35,313	1,333	764	8,593	—	56,667
Non-interest income
Investment fair value changes, net	9,450	16,100	(1,407)	695	9,146	—	33,984
HEI income, net	—	—	—	—	—	7,064	7,064
Other income	—	733	—	—	—	—	733
Realized gains, net	—	314	—	—	—	—	314
Total non-interest income, net	9,450	17,147	(1,407)	695	9,146	7,064	42,095
General and administrative expenses	—	—	(28)	—	(90)	—	(118)
Other expenses	—	—	—	—	(3,530)	—	(3,530)
Income (loss) from Consolidated VIEs	$20,114	$52,460	$(102)	$1,459	$14,119	$7,064	$95,114

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 15. Principles of Consolidation - (continued)

	Three Months Ended June 30, 2023
	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$40,218	$54,583	$15,273	$4,698	$7,911	$—	$122,683
Interest expense	(36,653)	(38,545)	(10,650)	(4,311)	(3,796)	—	(93,955)
Net interest income	3,565	16,038	4,623	387	4,115	—	28,728
Non-interest income
Investment fair value changes, net	918	11,601	(16,563)	385	5,253	—	1,594
HEI income, net	—	—	—	—	—	453	453
Other income	—	212	—	—	—	—	212
Total non-interest income, net	918	11,813	(16,563)	385	5,253	453	2,259
General and administrative expenses	—	—	—	—	(3)	—	(3)
Other expenses	—	—	—	—	(1,904)	—	(1,904)
Income (loss) from Consolidated VIEs	$4,483	$27,851	$(11,940)	$772	$7,461	$453	$29,080

	Six Months Ended June 30, 2023
	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$77,405	$109,020	$30,766	$9,316	$15,725	$—	$242,232
Interest expense	(69,212)	(78,087)	(21,868)	(8,552)	(7,644)	—	(185,363)
Net interest income	8,193	30,933	8,898	764	8,081	—	56,869
Non-interest income
Investment fair value changes, net	3,266	1,919	(7,629)	748	4,206	878	3,388
Other income	—	384	—	—	—	—	384
Total non-interest income, net	3,266	2,303	(7,629)	748	4,206	878	3,772
General and administrative expenses	—	—	—	—	7	—	7
Other expenses	—	—	—	—	(2,481)	—	(2,481)
Income (loss) from Consolidated VIEs	$11,459	$33,236	$1,269	$1,512	$9,813	$878	$58,167
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential consumer loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2024, and accounted for these transfers as sales for financial reporting purposes, in accordance with GAAP. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 15. Principles of Consolidation - (continued)
The following table presents additional information at June 30, 2024 and December 31, 2023, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 15.3 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2024	December 31, 2023
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$35,632	$31,690
Subordinate securities, classified as AFS	88,165	78,942
Mortgage servicing rights	12,301	10,885
Maximum loss exposure (1)	$136,098	$121,517
Assets transferred:
Principal balance of loans outstanding	$3,627,578	$3,758,914
Principal balance of loans 30+ days delinquent	14,278	22,367
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 16. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 15 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at June 30, 2024 and December 31, 2023, along with other selected information, are summarized in the following table.
Table 16.1 – Asset-Backed Securities Issued

	June 30, 2024
	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$7,393,323	$3,172,393	$1,280,405	$398,127	$222,301	$12,466,549
Interest-only certificates at fair value	50,849	86,701	12,172	3,056	—	152,778
Market valuation adjustments	(757,641)	(200,903)	(84,650)	(13,392)	(4,098)	(1,060,684)
Unamortized debt discount and deferred debt issuance costs	—	—	(3,093)	—	—	(3,093)
ABS Issued, Net	$6,686,531	$3,058,191	$1,204,834	$387,791	$218,203	$11,555,550
Range of weighted average interest rates, by series(3)	2.67% to 6.71%	2.31% to 7.89%	3.50% to 7.50%	3.41%	3.94% to 6.77%
Stated maturities(3)	2024-2054	2027-2033	2028-2059	2025	2052-2053
Number of series	48	20	3	1	2

	December 31, 2023
	Sequoia	CAFL(1)	Freddie Mac SLST (2)	Freddie Mac K-Series	HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$5,151,646	$3,472,825	$1,328,657	$402,400	$233,131	$10,588,659
Interest-only certificates at fair value	52,274	101,828	13,856	4,562	—	172,520
Market valuation adjustments	(635,260)	(209,740)	(72,742)	(14,985)	(10,643)	(943,370)
Unamortized debt discount and deferred debt issuance costs	—	(1,935)	(3,994)	—	—	(5,929)
ABS Issued, Net	$4,568,660	$3,362,978	$1,265,777	$391,977	$222,488	$9,811,880
Range of weighted average interest rates, by series(3)	2.67% to 6.66%	2.34% to 7.89%	3.50% to 7.50%	3.55%	3.86% to 6.70%
Stated maturities(3)	2024-2053	2027-2033	2028-2059	2025	2052-2053
Number of series	42	21	3	1	2
(1)Includes $417 million and $485 million (principal balance) of ABS issued by two CAFL bridge securitization trusts sponsored by Redwood and accounted for at amortized cost at June 30, 2024 and December 31, 2023, respectively.
(2)Includes $166 million and $182 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at both June 30, 2024 and December 31, 2023, respectively.
(3)Certain ABS issued by CAFL and HEI securitization entities are subject to early redemption and interest rate step-ups as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 16. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At June 30, 2024, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 15 for detail on the carrying value components of the collateral for ABS issued and outstanding.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 15 to the Consolidated Financial Statements of our 2023 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 17. Debt Obligations, Net
We enter into loan warehouse facilities, repurchase agreements ("repo"), recourse subordinate securities financings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms. Additionally, we have various forms of corporate debt to finance our investments and operations. At June 30, 2024, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants.
The following tables summarize our debt obligations at June 30, 2024 and December 31, 2023.
Table 17.1 – Debt Obligations, Net

	June 30, 2024
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value	Facility Capacity	Weighted Average Interest Rate (1)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Warehouse Facilities and Other
Residential consumer loan warehouse facilities	6	$886,801	$886,802	$1,650,000	7.21%	10/2024-5/2025	$957,143
Residential investor loan warehouse facilities	1	5,931	5,931	350,000	7.39%	6/2025	7,377
Real estate securities repurchase facilities	5	87,924	87,924	—	6.67%	7/2024-9/2024	123,289
Residential MSR warehouse facility	1	45,645	45,645	50,000	8.59%	10/2024	86,152
HEI warehouse facility	1	103,446	103,446	150,000	9.85%	11/2024	212,422
Servicer advance financing	1	146,110	145,785	240,000	7.69%	12/2024	227,363

Recourse Subordinate Securities Financings:
Sequoia securities (3)	1	121,123	121,123	N/A	7.21%	9/2024	183,922
CAFL securities 1 (3)	1	97,366	97,366	N/A	7.21%	2/2025	128,526
CAFL securities 2 (3)	1	52,954	52,954	N/A	4.75%	6/2026	116,425

Long-Term Residential Investor Facilities	6	991,843	989,939	2,175,000	8.53%	7/2025-6/2026	1,360,667

Corporate Debt:
Promissory notes (2) (3)	3	14,887	14,887	—	7.05%	N/A	—
$250 Million Facility	1	125,000	118,327	250,000	10.35%	3/2026	297,619
5.625% convertible senior notes (3)	1	107,339	107,339	N/A	5.63%	7/2024	N/A
5.75% exchangeable senior notes (3)	1	156,666	155,557	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	207,410	203,214	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,836	N/A	7.84%	1/2037, 7/2037	N/A
9.125% Senior Notes (3)	1	60,000	57,677	N/A	9.13%	3/2029	N/A
9.0% Senior Notes (3)	1	85,000	81,874	N/A	9.00%	9/2029	N/A
Total Debt Obligations		$3,434,945	$3,414,626				$3,700,905

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 17. Debt Obligations, Net - (continued)

	December 31, 2023
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value	Facility Capacity	Weighted Average Interest Rate (1)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Warehouse Facilities and Other
Residential consumer loan warehouse facilities	4	$796,537	$796,537	$1,150,000	7.27%	2/2024-12/2024	$907,742
Residential investor loan warehouse facilities	2	71,851	71,719	455,000	8.14%	5/2024-6/2024	95,225
Real estate securities repurchase facilities	3	82,622	82,622	0	7.01%	1/2024-3/2024	122,110
Residential MSR warehouse facility	1	47,858	47,858	50,000	8.60%	10/2024	76,560
HEI warehouse facility	1	122,659	122,659	150,000	9.89%	8/2024	237,973
Servicer advance financing	1	154,369	153,654	240,000	7.71%	12/2024	225,345

Recourse Subordinate Securities Financings:
Sequoia securities (3)	1	124,552	124,552	N/A	7.21%	9/2024	175,096
CAFL securities 1 (3)	1	101,228	101,228	N/A	5.71%	2/2025	124,793
CAFL securities 2 (3)	1	57,982	57,982	N/A	4.75%	6/2026	112,813

Long-Term Residential Investor Facilities	6	1,023,384	1,021,708	2,350,000	8.14%	3/2025-12/2026	1,327,907

Corporate Debt:
Promissory notes (2) (3)	3	16,063	16,063	N/A	6.97%	N/A	—
5.625% convertible senior notes (3)	1	142,977	142,558	N/A	5.63%	7/2024	N/A
5.75% exchangeable senior notes (3)	1	156,666	155,138	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	210,910	206,032	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,813	N/A	7.90%	1/2037, 7/2037	N/A
Total Debt Obligations		$3,249,158	$3,239,123				$3,405,564
(1)Variable rate borrowings are based on 1- or 3-month AMERIBOR or SOFR, plus an applicable spread.
(2)Promissory notes payable on demand to lender with 90-day notice.
(3)Borrowing has a fixed interest rate at period end.
Facilities and Other Financing
We use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer and residential investor mortgage loans (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. At June 30, 2024, Redwood and or its subsidiaries have entered into eight short-term warehouse facilities to finance our residential consumer loans, MSRs and unsecuritized HEIs totaling $1.85 billion of total capacity, and seven residential investor loan facilities totaling $2.53 billion of total capacity to finance our residential investor loans.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 17. Debt Obligations, Net - (continued)

Recourse Subordinate Securities Financing Facilities
At June 30, 2024, a subsidiary of Redwood had a repurchase agreement providing non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia securitizations. The financing was fully and unconditionally guaranteed by Redwood, and had an interest rate of approximately 4.21% through September 2022, 5.71% from October 2022 through September 2023, and 7.21% from October 2023 through final maturity in September 2024. In July 2024, this repurchase facility was refinanced into a new, non-recourse resecuritization, with a principal balance of $205 million, a blended interest rate of 8.5%, and a final stated maturity date of December 2054. The collateral for the July 2024 resecuritization includes Sequoia securities that had been financed with our recourse subordinate securities financing, Sequoia securities financed through other facilities or previously unfinanced Sequoia securities.
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
Corporate Debt
We use corporate debt obligations to fund other aspects of our business and operations, including the repurchase of shares of our capital stock.
In connection with our acquisition of Riverbend, we assumed promissory notes that are payable on demand with a 90-day notice from the lender or which may be repaid by us with a 90-day notice. These unsecured, non-marginable, recourse notes were issued in three separate series with fixed interest rates between 6% and 8%.
In March 2024, we entered into a corporate secured revolving financing facility with CPP Investments to provide non-marginable recourse debt financing secured by previously unencumbered assets, such as retained Residential Consumer and Residential Investor subordinate securities and other investments, as well as equity in certain operating subsidiaries. At June 30, 2024, this facility had a capacity of $250 million and a two-year term, with a one-year extension option.
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
In June 2024, Redwood issued $85 million of 9.0% Senior Notes due in 2029. The Senior Notes are senior unsecured obligations of Redwood and bear interest at a rate equal to 9.0% per year, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on September 1, 2024. The Senior Notes mature on September 1, 2029. We may redeem the Senior Notes, in whole or in part, at any time on or after September 1, 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
During the three and six months ended June 30, 2024, we repurchased $9 million and $36 million par value, respectively, of our 5.625% convertible senior notes and we repaid these notes in full in July 2024.
During the six months ended June 30, 2024, we repurchased $4 million par value of our 7.75% convertible senior notes at a discount and recorded a gain on extinguishment of $0.1 million in Realized gains, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 18. Commitments and Contingencies
Lease Commitments
At June 30, 2024, we were obligated under eight non-cancelable operating leases with expiration dates through 2031 for $14 million of cumulative lease payments. For the six-months ended June 30, 2024 and 2023, our operating lease expense was $2 million and $3 million, respectively.
The following table presents our future lease commitments at June 30, 2024.
Table 18.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2024
2024 (6 months)	$2,224
2025	3,687
2026	3,520
2027	2,588
2028	1,122
2029 and thereafter	869
Total Lease Commitments	14,010
Less: Imputed interest	(1,354)
Operating Lease Liabilities	$12,656
During the six months ended June 30, 2024, we did not enter into any new office leases with a lease term of greater than one year. At June 30, 2024, our operating lease liabilities were $13 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $11 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At June 30, 2024, the weighted-average remaining lease term and weighted-average discount rate for our leases was 4 years and 5.3%, respectively.
Commitment to Fund Residential Investor Bridge Loans
As of June 30, 2024, we had commitments to fund up to $448 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At June 30, 2024, we carried a $2 million contingent liability related to these commitments to fund construction advances. During the three and six months ended June 30, 2024, we recorded a net market valuation expense of $0.4 million of $1 million, respectively, related to this liability through Mortgage banking activities and Investment of fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 18. Commitments and Contingencies - (continued)
Commitment to Fund Joint Ventures
In the first quarter of 2024, we entered into a joint venture with CPP Investments pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $100 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At June 30, 2024, we had contributed $1 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with Oaktree to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At June 30, 2024, we had contributed $5 million of capital to the joint venture.
For additional information related to our commitments and contingencies, see Note 17 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
At June 30, 2024 and December 31, 2023, our repurchase reserve associated with our residential consumer loans and MSRs was $3 million and $5 million, respectively, and was recorded in accrued expenses and other liabilities on our consolidated balance sheets. During the six months ended June 30, 2024 and 2023, we received two and one repurchase request, respectively. During the six months ended June 30, 2024 and 2023 we repurchased two and five loans, respectively. During both the six months ended June 30, 2024 and 2023, we recorded reversals of repurchase provision expenses of $1 million, in Mortgage banking activities, net, on our consolidated statements of income.
At June 30, 2024 and December 31, 2023, our repurchase reserve associated with residential investor loans sold to third-parties was $0.2 million and zero, respectively, and was recorded in accrued expenses and other liabilities on our consolidated balance sheets. During the six months ended June 30, 2024 and 2023, we received ten and three repurchase requests, respectively, for residential investor loans sold to third parties, and repurchased one and twelve residential investor loans, respectively, that had been sold to third parties. At June 30, 2024, two open repurchase requests were outstanding for residential investor loans sold to third parties.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 17 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
For additional information related to our commitments and contingencies, see Note 17 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 19. Equity
The following tables provide a summary of changes to Accumulated other comprehensive income (loss) by component for three and six months ended June 30, 2024 and 2023.
Table 19.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$18,246	$(67,147)	$8,249	$(71,285)
Other comprehensive income before reclassifications	1,054	—	(688)	—
Amounts reclassified from other accumulated comprehensive income (loss)	(514)	1,029	604	1,029
Net current-period other comprehensive income (loss)	540	1,029	(84)	1,029
Balance at End of Period	$18,786	$(66,118)	$8,165	$(70,256)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$10,219	$(68,176)	$3,435	$(72,303)
Other comprehensive income (loss) before reclassifications	9,710	—	4,319	—
Amounts reclassified from other accumulated comprehensive income (loss)	(1,143)	2,058	411	2,047
Net current-period other comprehensive income (loss)	8,567	2,058	4,730	2,047
Balance at End of Period	$18,786	$(66,118)	$8,165	$(70,256)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 19. Equity - (continued)
The following tables provide a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.
Table 19.2 – Reclassifications Out of Accumulated Other Comprehensive Loss

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2024	2023
Net Realized Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(514)	$71
Loss (gain) on sale of AFS securities	Realized gains, net	—	533
		$(514)	$604
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,029	$1,029
		$1,029	$1,029

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2024	2023
Net Realized (Gain) Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(1,143)	$99
Loss (gain) on sale of AFS securities	Realized gains, net	—	312
		$(1,143)	$411
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$2,058	$2,047
		$2,058	$2,047
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the six months ended June 30, 2024, we did not issue any shares of common stock under this program. At June 30, 2024, the remaining share issuance capacity under this program was approximately $50 million.
Preferred Stock
In January 2023, Redwood issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 19. Equity - (continued)
winding up of the Company. During the three and six months ended June 30, 2024, the Company declared preferred stock dividends of $0.625 and $1.2500 per preferred share, respectively. At June 30, 2024, preferred dividends payable totaling $1 million for the second quarter 2024 dividend were included in Accrued expenses and other liabilities and were payable on July 15, 2024 to preferred stockholders of record on July 1, 2024.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended June 30, 2024, we did not not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At June 30, 2024, approximately six million shares remained outstanding for future offerings under this plan.
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
The Warrants met the criteria for equity classification under ASC 815, Derivatives and Hedging, and are recorded as a component of Additional paid-in-capital in Equity on our Consolidated Balance Sheets. The Warrants were valued at $0.8 million on the issuance date and are not subject to subsequent remeasurement. See Note 20 for discussion on the impact of the Warrants on earnings per common share.
For additional information related to our equity, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 20. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2024 and 2023.
Table 20.1 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2024	2023	2024	2023
Basic Earnings per Common Share:
Net income available to common stockholders	$13,777	$1,115	$42,289	$4,316
Less: Dividends and undistributed earnings allocated to participating securities	(985)	(876)	(2,028)	(2,280)
Net income available to common stockholders	$12,792	$239	$40,261	$2,036
Basic weighted average common shares outstanding	132,115,854	114,051,017	131,843,100	113,830,347
Basic Earnings per Common Share	$0.10	$—	$0.31	$0.02
Diluted Earnings per Common Share:
Net income available to common stockholders	$13,777	$1,115	$42,289	$4,316
Less: Dividends and undistributed earnings allocated to participating securities	(985)	(876)	(2,028)	(2,280)
Net income available to common stockholders	$12,792	$239	$40,261	$2,036
Weighted average common shares outstanding	132,115,854	114,051,017	131,843,100	113,830,347
Net effect of dilutive equity awards	7,848	394,245	3,924	424,945
Net effect of assumed convertible notes conversion to common shares	—	—	—	—
Diluted weighted average common shares outstanding	132,123,702	114,445,262	131,847,024	114,255,292
Diluted Earnings per Common Share	$0.10	$—	$0.31	$0.02
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
During the three and six months ended June 30, 2024 and 2023, none of our convertible notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible and exchangeable notes due in 2024 and 2025, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three and six months ended June 30, 2024, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the market value per share of our common stock exceeds the strike price of the Warrants.
For the three and six months ended June 30, 2024, 34,537,361 and 35,105,457 of common shares, respectively, related to the assumed conversion of our convertible notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2023, 44,712,499 and 45,509,857 of common shares, respectively, related to the assumed conversion of our convertible notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2024, the number of outstanding equity awards that were antidilutive totaled 20,376 and 42,537 common shares, respectively. For the three and six months ended June 30, 2023, the number of outstanding equity awards that were antidilutive totaled 27,408 and 55,882 common shares, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 21. Equity Compensation Plans
At June 30, 2024 and December 31, 2023, 9,414,568 and 10,211,459 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock, and purchases under the Employee Stock Purchase Plan, totaled $36 million at June 30, 2024, as shown in the following table.
Table 21.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2024
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensations cost at beginning of period	$3,166	$18,920	$15,519	$—	$37,605
Equity grants	3,522	7,790	—	266	11,578
Grant date fair value adjustment	—	—	—	—	—
Equity grant forfeitures	(607)	(1,147)	—	—	(1,754)
Equity compensation expense	(1,194)	(6,256)	(3,570)	(134)	(11,154)
Unrecognized Compensation Cost at End of Period	$4,887	$19,307	$11,949	$132	$36,275
At June 30, 2024, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Units ("RSUs")
We generally grant RSUs annually, as part of our compensation process. In addition, RSUs are granted from time to time in connection with hiring and promotions. RSUs generally vest over the course of a four-year vesting period, and are distributed annually, at the end of each vesting period.
At June 30, 2024 and December 31, 2023, we had 791,439 and 593,570 RSUs outstanding, respectively. During the six months ended June 30, 2024, we granted 542,719 RSUs, distributed 271,010 RSUs, and 73,840 RSUs were forfeited due to employee termination. Unvested RSUs at June 30, 2024 vest through 2028.
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
At June 30, 2024 and December 31, 2023, we had 5,576,627 and 4,821,172 DSUs outstanding, respectively, of which 2,603,607 and 2,284,480, respectively, had vested. During the six months ended June 30, 2024, we granted 1,245,295 DSUs, distributed 378,125 DSUs and 111,715 DSUs were forfeited due to employee termination. Unvested DSUs at June 30, 2024 vest through 2028.
Performance Stock Units (“PSUs”)
We generally grant PSUs annually, as part of our compensation process. PSUs generally have performance-based vesting over the course of a three-year vesting/performance period, and, subject to meeting certain performance criteria, will vest and be distributed after the end of the vesting period.
At June 30, 2024 and December 31, 2023, the target number of PSUs that were unvested was 2,598,194 and 3,072,039, respectively. Vesting for PSUs generally occurs approximately three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 21. Equity Compensation Plans - (continued)
For 473,845 target PSU awards that were granted in December 2020, the performance vesting period ended on January 1, 2024. Based upon the performance-based vesting criteria of these awards, 564,975 shares of our common stock underlying these PSUs qualified for vesting, which was approved by our Board of Directors during the six months ended June 30, 2024. These PSUs were distributed as shares of our common stock in April 2024.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 1,100,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2024 and December 31, 2023, 805,906 and 763,369 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 22. Components of Operating Expenses
Components of our general and administrative expenses, portfolio management costs, loan acquisition costs, and other expenses for the three and six months ended June 30, 2024 and 2023 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
General and Administrative Expenses
Fixed compensation expense (1)	$13,073	$12,786	$29,330	$28,145
Annual variable compensation expense	4,051	3,187	6,968	7,192
Long-term incentive award expense (2)	7,338	6,237	13,825	14,179
Systems and consulting	3,254	2,854	6,455	5,966
Office costs	2,076	2,289	4,158	4,329
Accounting and legal	789	1,176	2,006	2,095
Corporate costs	985	957	1,857	1,886
Other	1,718	1,319	3,254	2,568
Total General and Administrative Expenses	33,284	30,805	67,853	66,360

Portfolio Management Costs	4,864	3,100	8,461	6,610

Loan Acquisition Costs
Commissions	1,571	1,023	2,452	1,851
Underwriting costs	1,039	219	1,721	461
Transfer and holding costs	1,054	202	1,728	421
Total Loan Acquisition Costs	3,664	1,444	5,901	2,733

Other Expenses
Amortization of purchase-related intangible assets	2,202	3,107	5,007	6,214
Other	2,975	1,868	3,531	2,445
Total Other Expenses	5,177	4,975	8,538	8,659
Total Operating Expenses	$46,989	$40,324	$90,753	$84,362
(1)Includes $2 million and $1 million of severance and transition-related expenses for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes $1 million of equity amortization expense related to employee terminations for both the six months ended June 30, 2024 and 2023. For the three months ended June 30, 2024 and 2023, long-term incentive award expense included $5 million and $4 million of expense, respectively, for awards settleable in shares of our common stock, and $2 million and $1 million of expense, respectively, for awards settleable in cash. For the six months ended June 30, 2024 and 2023, long-term incentive award expense included $11 million and $10 million of expense, respectively, for awards settleable in shares of our common stock, and $3 million and $3 million of expense, respectively, for awards settleable in cash.
For additional information related to cash-settled, long-term incentive awards, see Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 23. Taxes
For the six months ended June 30, 2024 and 2023, we recognized a provision for income taxes of $5 million and benefit from income taxes of $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2024 and 2023.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2024	June 30, 2023
Federal statutory rate	21.0%	21.0%
State taxes, net of Federal tax effect, as applicable	1.9%	(0.2)%
Differences in taxable income (loss) from GAAP income	0.3%	(4.9)%
Change in valuation allowance	—%	—%
REIT GAAP income or loss not subject to federal income tax	(12.6)%	(32.3)%
Effective Tax Rate	10.6%	(16.4)%
We assessed our tax positions for all open tax years (i.e., Federal, 2020 to 2024, and State, 2019 to 2024) at June 30, 2024 and December 31, 2023, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

As of June 30, 2024, the Company has a valuation allowance of $117 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $40 million at June 30, 2024, as it believes it is more likely than not that the net deferred tax assets will be realized.

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2024 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market; (iii) statements regarding our progress in developing private capital partnerships that we expect to enhance our earnings, liquidity, operating and distribution capabilities going forward; (iv) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, that at June 30, 2024, our securities portfolio had approximately $2.18 per share of net discount to par, and that we expect our legacy multifamily bridge loan portfolio to continue factoring down in the next two to three quarters, with moderating interest rates potentially accelerating payoff and refinance activity; (v) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2024 and at June 30, 2024, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2024; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
The second quarter of 2024 brought improved efficiency metrics across our segments, as we grew profitability driven by strong volumes and a reduction in fixed costs. Book value generally remained stable at $8.73 per share and we delivered total economic return of 1.3% for the second quarter, inclusive of our $0.16 per share dividend.
One area of focus continues to be deepening our relationships with loan sellers who are banks — and our recent activity with banks illustrates the core asset/liability challenges these institutions face when funding fixed rate mortgages with deposits. Recent commentary from the Federal Reserve also suggests that a re-proposal of the Basel III “endgame” bank capital regulations is forthcoming. Whatever the final form, we believe the Basel rules will inevitably impact the bank capital regime holistically, and further evolve how banks serve their residential mortgage customers in a capital and duration efficient manner. We anticipate that under the new regulatory regime, many banks will also have to manage overall balance sheet size, creating a new addressable market for us from the $1.3 trillion of residential jumbo mortgage loans currently owned by depositories, a development we have long predicted. To wit, approximately 35% of our second quarter bank lock volume was on seasoned portfolios, signaling the start of a durable opportunity that can complement our on-the-run flow business.
As rates continue to impact overall housing activity, these dynamics are driving our Residential Consumer market share higher. Lock volume with banks – a group which now account over half of our 203 sellers – grew 80% from the first quarter of 2024 on strong bulk and flow volume. We are now actively engaged with 60% of the top 50 jumbo originators overall – a significant change in our traditional reach – and our current estimated second quarter market share of 6% was itself a substantial increase from prior quarters.
Secondary financing products also remained in focus during the second quarter, as we gained momentum in purchasing closed end second lien (“CES”) loans and directly originating home equity investments (“HEI”). Untapped home equity in the U.S. continues to grow and grabbed recent headlines with Freddie Mac’s (“Freddie”) preliminary entry into purchasing CES. This development adds credence to the need for more institutional structure around home equity products, an area of competitive advantage for a platform of our tenure. While we remain measured in our HEI rollout awaiting the interest rate cycle to turn, we believe Freddie’s provisional approval creates a refreshed window to use our broadened capital base to support the GSEs in their core missions.
Demand from private credit institutions also drove a strong operating quarter for our Residential Investor segment, which delivered its highest return since the end of 2021. We funded $459 million of Investor loans, up 41% from the first quarter of 2024 with a near even split between term and bridge loans, important progress in our production mix as term loan fundings rose 91% quarter over quarter. Our joint ventures with Oaktree Capital Management and CPP Investments spoke for most of our second quarter 2024 production and were further complemented by an accretive sale of approximately $240 million in term loans to a top-tier insurance-backed buyer. We believe that deeper inroads with new loan buyers, combined with further portfolio growth within our joint ventures, will help evolve the platform’s revenues towards recurring and predictable fee streams, facilitating scale with less direct capital usage through time.
While credit performance in our broader Residential Investor portfolio remains stable overall, workout activity persisted on the legacy multifamily bridge portfolio, a product we largely discontinued originating in the summer of 2022. At June 30, 2024, that portfolio comprised less than 15% of our overall capital base and ran off approximately 10% during the second quarter of 2024. Through the process of stabilizing this portfolio, we have continued to incur incidental workout costs as our asset management team makes progress towards productive resolutions. Given the pace of paydowns and workout activity, we expect the portfolio to continue factoring down in the next two to three quarters, with moderating interest rates potentially accelerating payoff and refinance activity.
Fundamentals on Redwood’s overall $3.4 billion investment portfolio continue to perform well, exceeding our modeled expectations. As interest rates stabilize, and potentially begin to come down, we believe the book values of our long-term fixed-rate investments stand to directly benefit. With the overall portfolio still carried at an aggregate $2.18 per common share net discount, this represents a key source of earnings upside that in recent quarters has been hard to unlock.
Looking ahead to the second half of the year, we are preparing for unexpected challenges – particularly in light of a rapidly evolving Presidential election cycle. But in terms of controlling the controllable, we remain pleased with our market positioning and will continue to execute on our strategic goals. Though interest rates have been stubbornly high, a data-driven Federal Reserve now has increasing evidence to commence a more accommodative monetary policy. Our operating advantages are designed to be durable and we believe the turn in this cycle can have an important boomerang effect across our business lines.

Second Quarter Key Financial Results and Metrics
The following table presents key financial metrics for the three and six months ended June 30, 2024.
Table 1 – Key Financial Results and Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2024	June 30, 2024
Net income per diluted common share	$0.10	$0.31
Return on common stockholders' equity	4.8%	7.4%
Dividends per share	$0.16	$0.32
Book Value per share	$8.73	$8.73
Total economic return (*)	1.3%	4.7%
(*)     Total economic return is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period. It does not represent an annualized figure.
Second Quarter Operational Highlights
Residential Consumer Mortgage Banking
•Locked $2.7 billion of loans,(1) up 49% from $1.8 billion in the first quarter of 2024
◦Second quarter 2024 volumes were driven by an 83% quarterly increase in bank lock volume, including seasoned loans in bulk form
◦Actively engaged with 113 bank sellers, up 16% from the first quarter of 2024
◦Achieved gross margins of 72bps, relative to our historical target range of 75bps to 100bps
•Distributed $1.4 billion of jumbo loans through three securitizations
Residential Investor Mortgage Banking
•Funded $459 million of loans in the second quarter of 2024 (53% bridge and 47% term), up 41% from $326 million in the first quarter of 2024
◦June 2024 represented the strongest funding month since mid-2023
◦Second quarter 2024 term fundings were up 91% relative to the first quarter 2024
◦Second quarter 2024 single-asset bridge ("SAB") and debt service coverage ratio ("DSCR") loan fundings were up 50% relative to the first quarter 2024
•The second quarter 2024 represented the platform's largest volume life-to-date of non-securitization distribution
◦Distributed $415 million of loans through whole loan sales and sales to joint ventures ("JVs"), including $238 million of term loans sold to a large institutional investor
Investment Portfolio
•Deployed approximately $133 million of capital into internally sourced and third-party investments, the largest quarter of deployment since the third quarter of 2022
•RPL and jumbo securities saw improvement in 90 day+ delinquency rates at 7.3% and 0.2%, respectively; 90 day+ delinquency rates for our combined Residential Investor portfolio were 5.4%, as compared to 4.9% at March 31, 2024(2)
•Secured recourse leverage ratio of 0.6x at June 30, 2024, down from 0.9x at March 31, 2024(3)
Second Quarter Financing / Corporate Highlights
•Unrestricted cash and cash equivalents of $276 million and unencumbered assets of approximately $332 million at June 30, 2024
•Total excess warehouse financing capacity of $3.8 billion at June 30, 2024
◦Successfully renewed or established financing facilities with key counterparties for $2.5 billion of capacity, including two lines to support our JV with CPP Investments
•Issued $85 million (gross proceeds) of senior unsecured notes due 2029
•Completed three investments through RWT Horizons, including two follow-ons in existing portfolio companies (at valuations above our initial investment)

Footnotes to Second Quarter Business Highlights
_________________________________________________________________________________________________________.
1.Lock volume represents loans identified for purchase from loan sellers. Lock volume does not account for potential fallout from pipeline that typically occurs through the lending process.
2.Re-performing loan ("RPL") and jumbo securities delinquency rate calculations are weighted by notional balances of loans collateralizing each of our securities investments. Bridge loan and CAFL securities delinquency rates are calculated as BPL term loans in our consolidated CAFL securitizations, loans held at JVs, unsecuritized bridge loans held for investment, and bridge and term loans held for sale with a delinquent payment greater than 90 days, divided by the total notional balance of loans in consolidated CAFL securitizations, loans held at JVs, unsecuritized bridge loans held for investment, and bridge and term loans held for sale. Bridge loan delinquency rate calculations were updated in Q2'24 to include full UPB values for loans in joint ventures (prior period presented was conformed to updated calculation methodology).
3.Secured recourse leverage ratio for our Investment Portfolio is defined as secured recourse debt financing our investment portfolio assets divided by capital allocated to our investment portfolio.

.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2024 and 2023. Most tables include a "change" column that shows the amount by which the results from 2024 are greater or less than the results from the respective period in 2023. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2024, compared to the second quarter of 2023.
Consolidated Results of Operations
The following table presents the components of our net income for the three and six months ended June 30, 2024 and 2023.
Table 2 – Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2024	2023	Change	2024	2023	Change
Net Interest Income From:
Investment portfolio	$29,930	$36,829	$(6,899)	$59,530	$77,076	$(17,546)
Residential consumer mortgage banking	11,175	734	10,441	17,221	(622)	17,843
Residential investor mortgage banking	1,504	724	780	2,398	1,180	1,218
Corporate/other	(17,316)	(12,191)	(5,125)	(29,646)	(25,101)	(4,545)
Net Interest Income	$25,293	$26,096	$(803)	$49,503	$52,533	$(3,030)
Non-Interest Income
Residential consumer mortgage banking activities, net	6,245	7,061	(816)	14,072	10,426	3,646
Residential investor mortgage banking activities, net	12,679	9,491	3,188	19,408	22,797	(3,389)
Investment fair value changes, net	1,098	(13,517)	14,615	22,935	(17,909)	40,844
HEI income, net	15,839	8,921	6,918	24,870	13,186	11,684
Other income, net	6,293	4,158	2,135	10,799	8,714	2,085
Realized gains, net	—	1,056	(1,056)	409	1,054	(645)
Total non-interest income, net	42,154	17,170	24,984	92,493	38,268	54,225
General and administrative expenses	(33,284)	(30,805)	(2,479)	(67,853)	(66,360)	(1,493)
Portfolio management costs	(4,864)	(3,100)	(1,764)	(8,461)	(6,610)	(1,851)
Loan acquisition costs	(3,664)	(1,444)	(2,220)	(5,901)	(2,733)	(3,168)
Other expenses	(5,177)	(4,975)	(202)	(8,538)	(8,659)	121
Total Operating expenses	(46,989)	(40,324)	(6,665)	(90,753)	(84,362)	(6,391)
Net Income Before Income Taxes	20,458	2,942	17,516	51,243	6,439	44,804
(Provision for) benefit from income taxes	(4,924)	(69)	(4,855)	(5,447)	1,054	(6,501)
Net Income	15,534	2,873	12,661	45,796	7,493	38,303
Dividends on preferred stock	(1,757)	(1,758)	1	(3,507)	(3,177)	(330)
Net Income Available to Common Stockholders	$13,777	$1,115	$12,662	$42,289	$4,316	$37,973
Net Interest Income
Net interest income decreased by $1 million for the three-month period ended June 30, 2024 and $3 million for the six-month period ended June 30, 2024. During the three and six-month periods, net interest income from our Investment Portfolio decreased, partially offset by an increase in net interest income from our Mortgage Banking operations in the same periods. The decrease in net interest income from our Investment Portfolio is primarily related to an increase in borrowing costs on debt facilities and ABS issued used to finance our investments within this segment. Furthermore, the increase in non-accrual loans and loans that were modified over the period to provide borrowers payment relief resulted in lower coupon income over the period. Net interest income from Residential Consumer Mortgage Banking operations increased $10 million and $18 million for the three and six-month periods, respectively, due to higher average residential consumer loan balances in 2024 as well as the result of certain hedging activities at our Residential

Consumer Mortgage Banking operations. Net interest income from our Residential Investor Mortgage Banking operations was relatively flat for these periods.

Corporate net interest expense increased $5 million during the three and six-month periods primarily related to higher cost corporate unsecured debt issued recently relative to repurchases and payoffs of older vintage, lower coupon convertible debt. In the first six months of 2024, we issued $60 million of 9.125% senior notes in January 2024, $85 million of 9.0% senior notes in June 2024 and procured a secured revolving financing facility with CPP Investments, which we drew on starting in the second quarter of 2024. Additionally, we earned lower interest income at the corporate level from lower average cash balances invested in U.S. treasury securities as compared to 2023, while not fully utilizing available leverage for our jumbo loan pipeline given the cost of warehouse debt relative to the coupon interest rates on the underlying loans we hold.
We use a combination of fixed and floating rate debt to finance our fixed and floating rate investments. Over the past year, continued increases in benchmark interest rates and, to a lesser extent, borrowing spreads, negatively impacted our net interest income. We also established financing capacity for non-performing loans which generally carry higher borrowing costs, however, these activities freed up additional capital to invest. We maintained $332 million of unencumbered assets and $2.47 billion of excess warehouse capacity at June 30, 2024.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Overall income from Mortgage Banking activities, net was higher during the three-month periods, as a $1 million decrease from Residential Consumer Mortgage Banking activities was offset by a $3 million increase from Residential Investor Mortgage Banking.
In the Residential Consumer Mortgage Banking segment, loan purchase and lock volumes significantly increased in the three and six-month periods relative to the same periods in 2023, driven by an increase in loan purchases from both banks and independent mortgage bankers ("IMBs"). Notably, for the three-month periods, total lock volume was four times higher, bank lock volume was six times higher and IMB lock volume was three times higher in 2024. As a reminder, market transaction volume during the three months ended June 30, 2023 was impacted by the regional bank crisis which also caused considerable interest rate volatility during that time. Despite on-going elevated rates and pressure on housing transactions, these volume increases during the three months ended June 30, 2024 occurred as a result of focused efforts to build our network of bank sellers, adding 90 new or re-established bank sellers over the last year, as well as focusing on wallet share with our IMB sellers. As of June 30, 2024, our total network of loan sellers is 203, over half of which are banks. During the three and six months ended June 30, 2024, we also saw an increase in bulk volume, including seasoned bank collateral. We distributed $1.4 billion of jumbo loans during the second quarter of 2024, primarily through three Sequoia securitizations. For the second quarter of 2024, we earned gross margins of 72 basis points within this segment, relative to our historical range of 75 to 100 basis points. For the second quarter of 2024, cost per loan was 22 basis points, compared to 36 basis points in the first quarter of 2024 and our historical range of 30 to 35 basis points.
In the Residential Investor Mortgage Banking segment, income from mortgage banking activities decreased during the six-month periods due to lower margins and volumes experienced in the first quarter of 2024, as compared to the first half of 2023 as spreads tightened more significantly in the first quarter of 2023 and then stabilized. Funding volume and improved efficiencies in headcount and distribution execution in the second quarter of 2024 somewhat offset this decrease as income increased in the second quarter of 2024 relative to the first quarter of 2024. The increase in overall funding volumes during the three-month period ended June 30, 2024 is largely attributable to continued demand for bridge production combined with a renewed interest from borrowers for term production given an outlook for moderating rates as well as SAB and DSCR production. Net cost to originate improved to 0.99% during the three months ended June 30, 2024, compared to 2.49% for the three months ended March 31, 2024. Notably, distribution activity increased in the second quarter of 2024 with distributions of $415 million in both whole loan sales and joint venture distributions, relative to distributions of $59 million in the first quarter of 2024. In particular, we distributed our first pool of loans into our joint venture with CPP Investments, as well as sold $238 million of term loans to a large institutional investor, during the second quarter of 2024.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and their associated interest rate hedges. Investment fair value changes, net totaled $1 million and $23 million during the three and six-month periods ended 2024, respectively, and primarily reflected improved credit performance and spread tightening on our securities portfolio, offset by negative investment fair value changes on our bridge loans. Investment fair value changes, net of associated interest rate hedges, on our securities portfolio totaled $40 million for the first half of 2024, all of which primarily related to increases in value in our Sequoia, CAFL Term and SLST securities retained from these consolidated securitizations. This increase was offset by negative investment fair value changes of $19 million related to impairments and the impact of rate modifications on the values of our unsecuritized residential investor bridge and term loan portfolios during the first half of 2024, all of which we hold at fair value. Fundamental performance of our residential consumer assets within our Investment Portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and borrowers motivated to stay current on their low-coupon mortgages. Notably, 90 day+ delinquencies on our SLST portfolio declined to 7.3% at June 30, 2024, compared to 9.1% at June 30, 2023.
Additional detail on our investment fair value changes during 2024 is included in the “Results of Operations by Segment” section that follows as well as Table 6.4 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
HEI Income, net

HEI income, net increased $7 million and $12 million during the three and six-month periods, respectively. This increase was attributable to an increase in the net value of our securitized HEI entities of $4 million and $6 million during the three and six-month periods, respectively, and an increase in value of our unsecuritized HEI investments of $3 million and $6 million during the three and six-month periods, respectively. Increases in the valuations of our HEI portfolio have been the result of actual and projected trends in home price appreciation improving. HEI income is primarily comprised of recurring accretion of the underlying option value of the investments over time based on estimated future home price appreciation and other factors, along with periodic fluctuations in value influenced by changing housing and other market conditions.
Additional detail on our HEI income is presented in Table 11.3 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Operating Expenses
Operating expenses increased $7 million during both the three and six-month periods, primarily related to an increase in variable and equity compensation expense associated with improved operating results experienced in the first half of 2024, as well as increased portfolio management costs incurred for the management of specially serviced residential investor bridge loans and related workout arrangements incurred in the first half of 2024. This increase was partially offset by lower operating expenses due to a decrease headcount in the first quarter of 2024, as we effected an organizational restructuring and aligned expenses with the evolving operating environment.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities The switch to a tax provision from a benefit from income taxes year-over-year was primarily the result of GAAP income earned at our TRS in the first half of 2024 compared to a GAAP loss in the first half of 2023.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and six months ended June 30, 2024 and 2023.
Table 3 – Net Interest Income

	Three Months Ended June 30,
	2024			2023
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans, held-for-sale	$11,523	$668,380	6.9%	$1,263	$75,054	6.7%
Residential consumer loans - HFI at Sequoia (2)	80,879	6,241,861	5.2%	40,215	3,902,660	4.1%
Residential consumer loans - HFI at Freddie Mac SLST (2)	14,308	1,313,492	4.4%	15,273	1,441,776	4.2%
Residential investor loans - HFS	6,881	333,558	8.3%	3,440	252,916	5.4%
Residential investor loans - HFI	27,344	1,242,868	8.8%	40,241	1,634,615	9.8%
Residential investor term loans - HFI at CAFL (2)	39,882	2,800,790	5.7%	42,080	2,856,689	5.9%
Residential investor bridge loans - HFI at CAFL (2)	18,999	741,311	10.3%	12,503	493,907	10.1%
Multifamily loans - HFI at Freddie Mac K-Series (2)	4,559	421,524	4.3%	4,697	424,733	4.4%
Real estate securities	10,749	225,266	19.1%	6,223	207,452	12.0%
Other interest income	10,293	858,349	4.8%	13,046	1,105,138	4.7%
Total interest income	225,417	14,847,399	6.1%	178,981	12,394,940	5.8%
Interest Expense
ABS issued - Sequoia (2)	(74,373)	6,001,059	(5.0)%	(36,653)	3,669,624	(4.0)%
ABS issued - Freddie Mac SLST (2)	(13,610)	1,219,478	(4.5)%	(10,650)	1,130,963	(3.8)%
ABS issued - Freddie Mac K-Series (2)	(4,177)	387,871	(4.3)%	(4,311)	392,474	(4.4)%
ABS issued - CAFL Term (2)	(32,370)	2,458,312	(5.3)%	(33,202)	2,545,639	(5.2)%
ABS issued - CAFL Bridge (2)	(8,899)	688,426	(5.2)%	(5,277)	479,891	(4.4)%
Debt Facilities	(52,433)	2,477,562	(8.5)%	(47,795)	2,424,720	(7.9)%
Corporate Debt	(14,262)	691,720	(8.2)%	(14,997)	805,278	(7.4)%
Total interest expense	(200,124)	13,924,428	(5.7)%	(152,885)	11,448,589	(5.3)%
Net Interest Income	$25,293			$26,096

	Six Months Ended June 30,
	2024			2023
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans, held-for-sale	$20,866	$621,532	6.7%	$6,460	$222,123	5.8%
Residential consumer loans - HFI at Sequoia (2)	143,855	5,756,797	5.0%	77,399	3,762,051	4.1%
Residential consumer loans - HFI at Freddie Mac SLST (2)	28,924	1,327,495	4.4%	30,766	1,442,751	4.3%
Residential investor loans - HFS	10,456	276,428	7.6%	7,845	262,035	6.0%
Residential investor loans - HFI	57,810	1,271,955	9.1%	78,695	1,592,536	9.9%
Residential investor term loans - HFI at CAFL (2)	80,635	2,852,959	5.7%	83,889	2,879,585	5.8%
Residential investor bridge loans - HFI at CAFL (2)	39,240	756,303	10.4%	25,131	500,691	10.0%
Multifamily loans - HFI at Freddie Mac K-Series (2)	9,140	422,786	4.3%	9,315	423,933	4.4%
Real estate securities (3)	17,029	189,654	18.0%	12,651	222,489	11.4%
Other interest income	22,202	879,724	5.0%	25,346	1,094,723	4.6%
Total interest income	430,157	14,355,633	6.0%	357,497	12,402,917	5.8%
Interest Expense
ABS issued - Sequoia (2)	(133,195)	5,529,610	(4.8)%	(69,212)	3,531,299	(3.9)%
ABS issued - Freddie Mac SLST (2)	(27,591)	1,234,882	(4.5)%	(21,868)	1,140,899	(3.8)%
ABS issued - Freddie Mac K-Series (2)	(8,376)	389,245	(4.3)%	(8,552)	391,854	(4.4)%
ABS issued - CAFL Term (2)	(65,825)	2,509,053	(5.2)%	(67,362)	2,560,664	(5.3)%
ABS issued - CAFL Bridge (2)	(18,701)	701,361	(5.3)%	(10,564)	479,215	(4.4)%
Debt Facilities	(98,667)	2,355,133	(8.4)%	(97,205)	2,500,073	(7.8)%
Corporate Debt	(28,299)	689,624	(8.2)%	(30,201)	821,244	(7.4)%
Total interest expense	(380,654)	13,408,908	(5.7)%	(304,964)	11,425,248	(5.3)%
Net Interest Income	$49,503			$52,533
(1)Average balances for residential consumer loans held-for-sale and held-for-investment, residential investor loans held-for-sale and held-for-investment, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for AFS securities, debt facilities, corporate debt and certain ABS issued are calculated based upon amortized historical cost. Average balances for ABS carried at fair value are calculated based upon fair value.
(2)Interest income and interest expense at "Sequoia", "Freddie Mac SLST", "Freddie Mac K-Series", "CAFL Term", and "CAFL Bridge" reflect activity from consolidated variable interest entities. While we consolidate these entities for GAAP reporting purposes, economically, we earn interest income from the securities we own in these entities, which is represented by the net interest income (interest income less interest expense) from these consolidated entities presented in the table above.
(3)At June 30, 2024, real estate securities include trading securities consisting primarily of interest-only securities, which generate a higher cash interest yield. This interest income may be offset by a decline in fair value (recognized through investment fair value changes, net on our consolidated statements of income) related to the receipt of cash flows each period, resulting in a lower overall economic yield for these investments.

Results of Operations by Segment
We report on our business using three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Note 4 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three and six months ended June 30, 2024 and 2023.
Table 4 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Segment Contribution from:
Residential Consumer Mortgage Banking	$9,923	$3,201	$6,722	$16,942	$1,938	$15,004
Residential Investor Mortgage Banking	595	(3,343)	3,938	(4,914)	(4,370)	(544)
Investment Portfolio	41,830	32,283	9,547	99,322	67,765	31,557
Corporate/Other	(36,814)	(29,268)	(7,546)	(65,554)	(57,840)	(7,714)
Net Income	$15,534	$2,873	$12,661	$45,796	$7,493	$38,303
The sections that follow provide further detail on our business segments and their results of operations for the three and six months ended June 30, 2024.
Corporate/Other
The increase in net expense from Corporate/Other for three and six months was primarily due to, among other things, an increase in general and administrative expenses due to organizational restructuring charges associated with employee severance and related transition expenses as we aligned expenses with the evolving operating environment, a decrease in interest income earned on cash and cash equivalents during 2024 and an increase in interest expense related to our corporate debt due to increasing borrowing costs, relative to prior corporate debt financing.

Residential Consumer Mortgage Banking Segment
This segment consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our investment portfolio. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Investment Portfolio segment. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential consumer loans held-for-sale within this segment. This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, securities utilized for hedging purposes, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment. See Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net).

The following table presents key earnings and operating metrics for our Residential Consumer Mortgage Banking segment during the three and six months ended June 30, 2024.

Table 5 – Residential Consumer Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Mortgage banking income	$17,420	$7,795	$9,625	31,293	$10,880	$20,413
Operating expenses	(5,937)	(3,887)	(2,050)	(11,297)	(8,868)	(2,429)
(Provision for) benefit from income taxes	(1,560)	(707)	(853)	(3,054)	(74)	(2,980)
Segment Contribution	$9,923	$3,201	$6,722	$16,942	$1,938	$15,004
Loan purchase commitments entered into (loan locks, adjusted for expected fallout)	$2,433,998	$436,891	$1,997,107	$3,727,620	$505,729	$3,221,891
Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses for this segment.
The increase in contribution from our Residential Consumer Mortgage Banking operations during the three and six-months periods ending June 30, 2024 was primarily attributable to higher mortgage banking volumes which drove overall income for the segment higher. In the preceding Consolidated Results of Operations section, we discussed additional factors impacting the change in net interest income and mortgage banking activities in the three and six months ended June 30, 2024 and 2023 for this segment. We actively manage our exposure to various market risks that can impact the value of our loan inventory in this segment, and our segment contribution in the three and six months ended June 30, 2024 showed an improvement year-over-year from these activities. We continue to evaluate monetary policy, housing trends and economic data, among other factors, in developing our hedging strategy and we may leverage a variety of instruments as hedges, including TBAs, interest rate futures, real estate securities, options and other types of securities.
Additionally, operating expenses for this segment increased for the three and six-month periods primarily due to an increase in loan acquisition costs related to the increase in loan purchases, as well as higher general and administrative expenses from variable compensation due to improved performance to date in 2024.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the first half of 2024 resulted from GAAP income from these operations at our TRS during that period.

The following table provides the activity of residential consumer loans held in inventory for sale at our Residential Consumer Mortgage Banking business during the three and six months ended June 30, 2024.
Table 6 – Loan Inventory for Residential Consumer Mortgage Banking Operations — Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2024	June 30, 2024
Balance at beginning of period	$511,706	$911,192
Acquisitions	1,901,943	2,907,602
Sales	(5,678)	(205,016)
Transfers between segments (1)	(1,451,565)	(2,645,589)
Principal repayments	(5,631)	(24,044)
Changes in fair value, net	11,773	18,403
Balance at End of Period	$962,548	$962,548
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Investment Portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three and six months ended June 30, 2024, our residential consumer mortgage loan conduit locked $2.66 billion and $4.45 billion of loans ($2.43 billion and $3.73 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), and purchased $1.90 billion and $2.91 billion of loans, respectively. During the three and six months ended June 30, 2024, we distributed $6 million and $207 million (unpaid principal balance) through whole loan sales, respectively. During the three and six months ended June 30, 2024 we completed three and six securitizations backed by $1.42 billion and $2.61 billion of loans (unpaid principal balance), respectively. Both lock volume and securitization distribution volume for the second quarter of 2024 represented the highest volume levels since the Federal Reserve began raising interest rates in the first quarter of 2022, despite continued pressure on housing transaction activity. In addition to securitization distribution, we are also focused on finding alternative avenues for distribution, including identifying new whole loan buyers.
Capital allocation to this segment grew to $300 million at June 30, 2024, compared to $200 million at March 31, 2024. The change in capital allocation was driven by the increase in our volume of activity throughout the quarter. We continue to competitively bid on bulk jumbo loan acquisition opportunities, both new issue and seasoned collateral, while also focusing on our flow agreements with both new or re-established banking relationships as well as our on-going relationships with IMBs. As discussed in the Business Update section of this MD&A, looking ahead, we are focused on continuing to gain market share and volume opportunities with our growing seller network. We are also in discussion with banks regarding their seasoned jumbo loan collateral and locked our first seasoned jumbo loan portfolio in the second quarter of 2024.
We utilize a combination of capital and our residential consumer loan warehouse facilities to manage our inventory of residential consumer loans held-for-sale. At June 30, 2024, we had residential consumer warehouse facilities outstanding with six different counterparties, with $1.65 billion of total capacity and $763 million of available capacity. These facilities included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $500 million of total capacity and marginable facilities with $1.15 billion of total capacity.

Residential Investor Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our investment portfolio. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range between 12 and 36 months). Term loans are mortgage loans secured by residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) residential or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. We may amend or modify bridge loans, including interest rate reductions and/or extended maturity dates, for borrowers experiencing financial difficulty based on specific facts and circumstances. In addition to modifying these loan terms, from time to time, we may also amend a loan's underlying budget (including allocations to hard/soft costs, interest reserves and other items) or construction and completion milestones, if warranted, based on progress with the project versus initial budget.
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
In the second quarter of 2023, we established a joint venture with Oaktree Capital Management to invest in residential investor bridge loans originated by our CoreVest subsidiary. In the first quarter of 2024, we established a joint venture with CPP Investments to invest in residential investor bridge and term loans originated by our CoreVest subsidiary. During the second quarter of 2024, we established warehouse financing lines to support our joint venture with CPP Investments and placed our first pool of CoreVest originated loans into this joint venture in June 2024. We will administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
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
The following table presents an earnings summary for our Residential Investor Mortgage Banking segment for the three and six months ended June 30, 2024 and 2023:

Table 7 – Residential Investor Mortgage Banking Earnings Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Mortgage banking income	$15,357	$11,291	$4,066	23,606	$27,461	$(3,855)
Operating expenses	(14,313)	(16,040)	1,727	(30,207)	(33,940)	3,733
(Provision for) benefit from income taxes	(449)	1,406	(1,855)	1,687	2,109	(422)
Segment Contribution	$595	$(3,343)	$3,938	$(4,914)	$(4,370)	$(544)
Residential Investor Mortgage Banking income presented in the table above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchased intangibles) for this segment.
The increase in segment contribution from our Residential Investor Mortgage Banking operations during the three-month period ended June 30, 2024 was primarily attributable to higher mortgage banking income in the second quarter of 2024, as discussed in the preceding Consolidated Results of Operations and in the following Funding Activity sections of this MD&A. The decrease in segment contribution in this segment during six-month period ended June 30, 2024 was primarily attributable to lower mortgage banking income, partially offset by lower general and administrative costs due to lower headcount and fixed compensation expenses in this segment, as we effected an organizational restructuring and aligned expenses with the evolving operating environment.

Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the first half of 2024 was primarily due to GAAP losses generated by this segment's operations in those periods.
The following table provides residential investor loan origination activity at Redwood during the three and six months ended June 30, 2024.
Table 8 – Residential Investor Loans - Funding Activity

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(In Thousands)	Term Loans	Bridge Loans (1)	Total	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of period	$253,774	$26,777	$280,551	$144,360	$35,891	$180,251
Fundings (1) (2)	218,186	241,231	459,417	335,276	450,390	785,666
Sales (2)	(259,077)	(140,735)	(399,812)	(265,233)	(178,423)	(443,656)
Transfers between segments (3)	(609)	(83,246)	(83,855)	(552)	(262,738)	(263,290)
Principal repayments	(737)	(3,413)	(4,150)	(961)	(5,450)	(6,411)
Changes in fair value, net	6,224	1,108	7,332	4,871	2,052	6,923
Fair Value at End of Period	$217,761	$41,722	$259,483	$217,761	$41,722	$259,483
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
(2)Funding and sales for Residential investor bridge loans for the three and six months ended June 30, 2024, includes $6 million and $21 million, respectively, related to construction draws on loans sold to our Oaktree joint venture.
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
During the three and six months ended June 30, 2024, we funded $459 million and $785 million of residential investor loans (53% and 57% bridge and 47% and 43% term), respectively. The increase in overall funding volumes during the three-month period relative to the first quarter of 2024 is largely attributable to an increase in term loan volumes, as well as SAB and DSCR products. The second quarter was our highest volume quarter for SAB and DSCR to date. As the outlook for rates has tempered, investors are increasingly interested in our fixed-rate term product – as a result, June 2024 term loan origination was our highest funding month in a year. Looking ahead, we expect sustained demand from sponsors seeking fixed-rate bridge loans or term loans with more prepayment flexibility and will continue to assess our bridge loan portfolio for opportunities to refinance borrowers into term loans. We remain focused on strongly-underwritten and less rate-sensitive products that can be distributed efficiently and profitably.
Residential investor loan distribution activity during the three months ended June 30, 2024 was $415 million, including both whole loan sales and joint venture distributions, relative to $59 million during the three months ended March 31, 2024. In particular, we distributed our first pool of loans into our joint venture with CPP Investments during the quarter ended June 30, 2024. Looking ahead, given our established joint ventures, as well as growing network of whole loan buyers, we continue to see healthy demand for our production through our distribution channels.
Capital allocated to this segment decreased during the second quarter of 2024 to $97 million at June 30, 2024 from $124 million at March 31, 2024. We expect this trend could continue as we distribute more of our production into joint ventures and use less balance sheet capital for aggregation. We utilize a combination of capital and loan warehouse facilities to manage our inventory of residential investor loans that we hold for sale. At June 30, 2024, we had residential investor warehouse facilities outstanding with seven different counterparties, with $2.53 billion of total capacity (used for both term and bridge loans) and $1.53 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).

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
The following table presents an earnings summary for our Investment Portfolio segment for the three and six months ended June 30, 2024 and 2023.
Table 9 – Investment Portfolio Earnings Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Net interest income	$29,930	$36,829	$(6,899)	$59,530	$77,076	$(17,546)
Investment fair value changes, net	2,548	(10,768)	13,316	23,735	(16,141)	39,876
HEI income, net	15,839	8,921	6,918	24,870	13,186	11,684
Other income, net	5,120	4,013	1,107	9,945	6,181	3,764
Realized gains, net	—	949	(949)	314	832	(518)
Operating expenses	(8,693)	(6,196)	(2,497)	(15,012)	(11,691)	(3,321)
(Provision for) income taxes	(2,914)	(1,465)	(1,449)	(4,060)	(1,678)	(2,382)
Segment Contribution	$41,830	$32,283	$9,547	$99,322	$67,765	$31,557

Segment contribution from the Investment Portfolio increased during both the three- and six-month period ended June 30, 2024. The first half of 2024 reflected improved credit performance and spread tightening on our securities portfolio, relative to negative investment fair value changes in the first half of 2023. Additionally, HEI Income and Other Income were higher in the three and six-month periods of 2024, as discussed in the Consolidated Results of Operations section of this MD&A. These improvements were partially offset by lower net interest income and higher credit reserves on our bridge portfolio, as discussed in the preceding Consolidated Results of Operations section of this MD&A.
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and hedges associated with these investments. See Table 6.4 in Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 6.4 in the notes to our consolidated financial statements relates to fair value changes for investments held at corporate/other).

In the second quarter of 2024, stable fundamental credit performance continued across most assets within our single-family residential Investment Portfolio. Fundamental performance of our residential consumer assets within our Investment Portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and borrowers motivated to stay current on their low-coupon mortgages. Notably, 90 day+ delinquencies on our SLST portfolio declined to 7.3% at June 30, 2024, compared to 9.1% at June 30, 2023.
The residential investor sector overall continues to manage through macro crosswinds that have impacted borrower sentiment and reduced transaction volumes across the industry. We remain focused on the impact that higher short-term interest rates have on borrowers, notwithstanding overall strength in leasing trends. In anticipation of this impact, our team has continued to work with borrowers well in advance of their loan maturities to assess project plans and ensure they manage towards successful completions. Delinquencies greater than 90 days across our residential investor bridge loans were slightly higher in the second quarter of 2024, increasing across most of the renovate/build to rent portfolio versus a slight decline in the multifamily portfolio. REO values in the residential investor bridge portfolio decreased slightly in the second quarter of 2024, and we continue to manage through pockets of stress, largely with a handful of more significant borrower relationships where a combination of rate modifications and fresh equity has been utilized. Overall velocity in the bridge portfolio remains positive, as approximately 10% of the bridge book paid off during the second quarter and we resolved 26% of loans that were 90 or more days delinquent at March 31, 2024.
Operating expenses at this segment increased $2 million and $3 million in the three and six month periods, respectively, due to increased costs incurred for organizational restructuring charges associated with employee severance and related transition expenses incurred within this segment in the first quarter of 2024 as well as increased portfolio management costs incurred for the management of specially serviced residential investor bridge loans and related workout arrangements in the first half of 2024.
We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets and, for each of the three and six month periods, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.
The following table presents details of our Investment Portfolio at June 30, 2024 and December 31, 2023 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 10 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	June 30, 2024	December 31, 2023
Organic Residential Consumer Investments
Residential consumer securities at Redwood	127,962	110,056
Residential consumer securities at consolidated Sequoia entities (1)	239,238	204,830
Other investments (2)	52,455	47,239
Organic Residential Investor Investments
Residential investor bridge loans	1,882,700	2,068,323
Residential investor securities at consolidated CAFL Term entities (3)	337,161	323,340
Third-Party Investments
Residential securities at Redwood	46,424	5,645
Residential securities at consolidated Freddie Mac SLST entities (4)	257,742	274,175
Multifamily securities at Redwood	14,526	7,101
Multifamily securities at consolidated Freddie Mac K-Series entities (5)	34,003	33,308
Servicing investments (6)	99,821	85,704
HEI (7)	293,945	278,967
Other investments	4,441	5,456
Total Segment Investments	$3,390,418	$3,444,144

Footnotes to Table 10
(1)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $6.95 billion of loans and $6.69 billion of ABS issued associated with these investments at June 30, 2024. We consolidated $4.64 billion of loans and $4.43 billion of ABS issued associated with these investments at December 31, 2023.
(2)Organic residential other investments at June 30, 2024 includes net risk share investments of $24 million, representing $28 million of restricted cash and other assets, net of other liabilities of $5 million.
(3)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.74 billion of loans and $2.41 billion of ABS issued associated with these investments at June 30, 2024. We consolidated $2.97 billion of loans and $2.65 billion of ABS issued associated with these investments at December 31, 2023.
(4)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.30 billion of loans and $1.04 billion of ABS issued associated with these investments at June 30, 2024. We consolidated $1.36 billion of loans and $1.09 billion of ABS issued associated with these investments at December 31, 2023.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $422 million of loans and $388 million of ABS issued associated with these investments at June 30, 2024. We consolidated $425 million of loans and $392 million of ABS issued associated with these investments at December 31, 2023.
(6)Represents our economic investment in consolidated Servicing Investment variable interest entities. At June 30, 2024, for GAAP purposes, we consolidated $258 million of servicing investments and $146 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2023, for GAAP purposes, we consolidated $257 million of servicing investments and $154 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(7)At June 30, 2024 and December 31, 2023, represents HEI owned at Redwood of $253 million and $245 million, respectively and our retained economic investment in securities issued by consolidated HEI securitization entities of $41 million and $34 million, respectively.
The size of our Investment Portfolio decreased slightly since December 31, 2023, due to the decrease in residential investor bridge loans, offset by actively deploying capital into new residential Sequoia securities and other residential securities investments. At June 30, 2024 and December 31, 2023, 78% and 80% of our Investment Portfolio economic interests were organically created, respectively, and 22% and 20% were purchased from third parties, respectively. Capital deployment activities for the three and six months of 2024 represented the highest quarterly level of capital deployment into investments since the third quarter of 2022. In the second quarter of 2024, we continued to deploy capital into accretive investments, ultimately deploying $133 million of capital in certain third-party securities, as well as the retention of securities created from our Sequoia securitizations. This compares to $50 million of capital deployed during the second quarter of 2023. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.

Investments Detail and Activity
This section presents additional details on our investments (both within our Investment Portfolio segment and held at a corporate level) and their activity during the three and six months ended June 30, 2024.
Real Estate Securities Portfolio
The following table sets forth activity in our real estate securities portfolio for the three and six months ended June 30, 2024, organized by investments organically created through our mortgage banking segments and acquired from third-parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Investment Portfolio segment and our Residential Consumer Mortgage Banking segment.
Table 11 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended June 30, 2024	Residential Consumer Organic		Residential Investor Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$123,356	$217,299	$333,461	$271,075	$33,551	$88,951	$1,067,693
Acquisitions	4,397	43,285	104	—	—	45,081	92,867
Sales	—	—	—	—	—	—	—
Gains on sales and calls, net	—	—	—	—	—	—	—
Effect of principal payments (1)	(64)	(669)	(3,752)	(7,893)	—	(207)	(12,585)
Change in fair value, net	943	4,221	7,348	(5,440)	452	1,944	9,468
Ending Fair Value (2)	$128,632	$264,136	$337,161	$257,742	$34,003	$135,769	$1,157,443

Six Months Ended June 30, 2024	Residential Organic		Business Purpose Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$110,632	$210,429	$323,340	$274,174	$33,308	$17,165	$969,048
Acquisitions	4,397	65,444	104	—	—	106,663	176,608
Sales	—	(18,634)	—	—	—	—	(18,634)
Gains on sales and calls, net	—	—	—	—	—	—	—
Effect of principal payments (1)	(125)	(2,446)	(3,752)	(14,460)	—	(362)	(21,145)
Change in fair value, net	13,728	9,343	17,469	(1,972)	695	12,303	51,566
Ending Fair Value (2)	$128,632	$264,136	$337,161	$257,742	$34,003	$135,769	$1,157,443
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At June 30, 2024, $26 million of Sequoia Securities and $75 million of Other Third-Party Securities were used as hedges for our Residential Consumer Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
At June 30, 2024, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (98%), adjustable-rate assets (2%) and hybrid assets that reset within the next year (<1%).

We directly finance our holdings of real estate securities with a combination of non-recourse debt, non-marginable recourse term debt and marginable debt in the form of repurchase (or “repo”) financing. At June 30, 2024, we had: real estate securities with a fair value of $429 million (including securities owned in consolidated Sequoia and CAFL securitization entities) that were financed with $271 million of non-marginable recourse debt through our subordinate securities financing facilities; re-performing loan securities with a fair value of $258 million (including securities owned in consolidated securitization entities) that were financed with $163 million of non-recourse securitization debt (ABS issued); real estate securities with a fair value of $123 million (including securities owned in consolidated securitization entities) that were financed with $88 million of recourse debt incurred through repurchase facilities with five different counterparties; and $57 million of securities that were financed using a financing facility. The remaining $290 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at June 30, 2024. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

June 30, 2024				Weighted Average Values (1)
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90 Day+ Delinquency	3-Month Prepayment Rate	Investment Thickness(2)
(Dollars in Thousands)
Sequoia securities on balance sheet	$40,467	$88,165	$139,544	3.6%	0.2%	5%	4%
Consolidated Sequoia securities	87,777	176,359	234,073	4.9%	0.2%	10%	3%
Total Sequoia Securities	128,244	264,524	373,617	4.5%	0.2%	8%	3%
Consolidated Freddie Mac SLST securities	19,131	238,611	438,151	4.5%	7.3%	4%	28%
Consolidated Freddie Mac K-Series securities	—	34,003	36,468	4.3%	—%	—%	8%
Multifamily securities on balance sheet	8	14,518	14,598	4.8%	—%	—%	—%
Total Multifamily Securities	8	48,521	51,066	4.8%	—%	—%	—%
Consolidated CAFL securities	17,456	319,705	430,882	5.3%	4.8%	9%	15%
Other third-party securities	74,827	46,416	62,502	6.3%	2.9%	12%	N/A
Total Securities (3)	$239,666	$917,777	$1,356,218
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
(3)At June 30, 2024, $26 million of Sequoia Securities and $75 million of Other Third-Party Securities were used as hedges for our Residential Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. During the second quarter of 2024, our overall residential and Agency multifamily securities portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of our residential investments are supported by substantial home price appreciation and borrower equity in the underlying homes. For the term loans underlying our consolidated CAFL securities, 90 day+ delinquencies increased modestly during the second quarter of 2024.

With a weighted average quarter-end carrying value of 68 cents to each one dollar of face value, we estimate our securities portfolio had approximately $2.18 per common share of net discount to par at quarter end. We believe continued credit performance in our underlying securities portfolio, combined with firming of risk sentiment and a return to more normalized prepayment speeds, could contribute to our ability to realize potential upside in book value over time, reversing unrealized losses taken in 2023 that were largely driven by technical spread widening.

Residential Investor Bridge Loans Held-for-Investment
The following table provides the activity of Residential investor bridge loans held-for-investment during the three and six months ended June 30, 2024.
Table 13 – Residential Investor Bridge Loans Held-for-Investment - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2024	June 30, 2024
Fair value at beginning of period	$2,048,391	$2,068,323
Acquisitions	—	15,677
Sales	(21,500)	(52,163)
Transfers between portfolios (1)	82,077	261,569
Transfers to REO	(3,147)	(3,950)
Principal repayments	(209,493)	(391,023)
Changes in fair value, net	(13,628)	(15,733)
Fair Value at End of Period	$1,882,700	$1,882,700
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
Our $1.88 billion of Residential investor bridge loans held-for-investment at June 30, 2024, were comprised of first-lien, interest-only loans with a weighted average coupon of 10.33% and original maturities of 6 to 36 months. At origination, the weighted average FICO score of sponsors of these loan borrowers was 728 and the weighted average LTV ratio of these loans was 64%. At June 30, 2024, 6% of the loans in this portfolio, with an aggregate fair value of $116 million and an unpaid principal balance of $128 million, were greater than 90 days delinquent. Included in the 90 days delinquent balance are loans in foreclosure with an aggregate fair value of $90 million and an aggregate unpaid principal balance of $102 million. Additionally, REO associated with bridge loans decreased from $88 million at December 31, 2023, to $86 million at June 30, 2024 resulting from a decrease in fair value of $5 million, offset by transfers to REO of $4 million during the six months ended June 30, 2024.
The fair value of residential investor bridge loans held-for-investment of $1.88 billion at June 30, 2024 declined from $2.07 billion at December 31, 2023. Changes in the fair value of these loans during the second quarter of 2024 primarily reflect reductions in values for non-accrual bridge loans and certain modified bridge loans since the fourth quarter of 2023. In the second quarter of 2024, $379 million of residential investor bridge loans (representing cumulative unpaid principal balance as of June 30, 2024) were subject to modifications. Of this balance, $43 million included loans in forbearance without a rate reduction and $335 million included reductions in interest rates (including, in certain cases, deferrals of interest), among other terms, and in certain cases, combined with infusions of fresh capital from either the existing sponsor or new sources. The modifications may involve conversions of the contractual interest on the loans from floating to fixed and/or deferrals of a portion of the stated pay rate to an extended date or to maturity. In the second quarter of 2024, modifications on these loans maintained a weighted average contractual interest rate of approximately 10%, of which 4.35% represented deferred interest. In addition, $4 million of residential investor bridge loans (representing cumulative unpaid principal balance as of June 30, 2024) were subject to modifications to extend the loan term, coupled with an increase in interest rate.

While we continue to work proactively with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. In addition to the loan modifications described above, during the second quarter of 2024, we extended the maturities of $69 million of loans (representing cumulative unpaid principal balance as of June 30, 2024). An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a regular asset management outcome for these loans, irrespective of market conditions. In the second quarter of 2024, the average length of maturity extensions granted on residential investor bridge loans was just under five months.
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
We finance our residential investor bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable facilities, and non-recourse securitization debt. At June 30, 2024, we had $860 million of debt incurred through warehouse facilities with six counterparties, which was secured by $1.20 billion of residential investor bridge loans; and $648 million of securitization debt secured by $686 million of residential investor bridge loans, $18 million of restricted cash and $53 million of other assets. At June 30, 2024, the unpaid principal balance of bridge loans financed was $1.90 billion, of which $457 million was financed with recourse, non-marginable facilities, $764 million was financed with non-recourse, non-marginable facilities, and $680 million was financed through non-recourse CAFL bridge securitizations.
The following table provides the composition of residential investor bridge loans held-for-investment by product type as of June 30, 2024 and December 31, 2023.
Table 14 – Residential Investor Bridge Loans Held-for-Investment - By Product/Strategy Type

(In Thousands)	June 30, 2024	December 31, 2023
Renovate / Build for rent ("BFR")(1)	$915,174	$1,045,191
Single Asset Bridge ("SAB")(2)	119,989	128,434
Multifamily(3)	827,000	866,278
Other	20,537	28,420
Fair Value at End of Period	$1,882,700	$2,068,323
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
At June 30, 2024, the fair value of our total residential investor bridge loans held-for-investment and associated REO represented 97.9% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. The fair value of multifamily loans within this population ($827 million at June 30, 2024) and associated multifamily REO ($44 million at June 30, 2024), represented 96.6% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure.

Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the three and six months ended June 30, 2024.
Table 15 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2024	June 30, 2024
Balance at beginning of period	$560,745	$550,436
New/additional investments	299	606
Settlements	(15,617)	(27,182)
Changes in fair value, net	28,692	50,259
Balance at End of Period	$574,119	$574,119
(1)Our HEI presented in this table as of June 30, 2024, include $321 million of HEI owned in our consolidated HEI securitization entities and $253 million of HEI owned directly at Redwood.
We finance a portion of our HEI through a short-term warehouse facility. At June 30, 2024, there was $103 million of debt outstanding on this warehouse facility, secured by HEI with a fair value of $212 million.
Additional details on our HEI are included in Note 11 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2024, positive investment fair value changes primarily reflected improvements in actual and forecasted home price appreciation, relative to previously modeled amounts.
Other Investments
The following table sets forth our other investments activity at our Investment Portfolio segment by significant asset type for the three and six months ended June 30, 2024.
Table 16 – Other Investments – Activity(1)

Three Months Ended June 30, 2024	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$216,033	$57,608	$63,539	$165	$337,345
New/additional investments	—	2,873	9	—	2,882
Sales/distribution/repayments	—	—	—	(59)	(59)
Servicer advances (repayments), net	(281)	—	—	—	(281)
Changes in fair value, net	11,611	(1,451)	(141)	—	10,019
Balance at End of Period	$227,363	$59,030	$63,407	$106	$349,906

Six Months Ended June 30, 2024	Servicing Investments(2)	Strategic Investments	MSRs and Excess Servicing	Other	Total
(In Thousands)
Balance at beginning of period	$225,345	$56,107	$62,244	$234	$343,930
New/additional investments	—	4,669	85	—	4,754
Sales/distribution/repayments	—	—	—	(128)	(128)
Servicer advances (repayments), net	(8,959)	—	—	—	(8,959)
Changes in fair value, net	10,977	(1,746)	1,078	—	10,309
Balance at End of Period	$227,363	$59,030	$63,407	$106	$349,906

Footnotes to Table 16
(1)Tables include all "Other investments" as presented on our consolidated balance sheets. Strategic Investments presented above are held at Corporate/Other, and the remaining other investments are held in our Investment Portfolio segment.
(2)Our servicing investments are owned through our consolidated Servicing Investment entities. At June 30, 2024, our economic investment in these entities was $100 million (for GAAP purposes, we consolidated $258 million of servicing investments, $146 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities).
Additional details on our Other Investments is included in Note 12 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income Taxes
REIT Status and Dividend Characterization
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
Tax Provision under GAAP
For both the three and six months ended June 30, 2024, we recorded a tax provision of $5 million. For the three and six ended June 30, 2023, we recorded a tax provision of $0.1 million and a tax benefit of $1 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The switch to a tax provision from a benefit from income taxes year-over-year was primarily the result of GAAP income earned at our TRS in the first half of 2024 compared to a GAAP loss in the first half of 2023.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We closely analyzed the realizability of our net deferred tax assets in whole and in part, and, at June 30, 2024 and December 31, 2023, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
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
At June 30, 2024, our total capital was $2.12 billion, consisting of (i) $1.22 billion of equity capital, (ii) $881 million of convertible notes and other corporate debt on our consolidated balance sheets (including $107 million of convertible debt due in July 2024, $157 million of exchangeable debt due in October 2025, $207 million of convertible debt due in 2027, $125 million corporate secured revolving financing facility with CPP Investments due in March 2026, $145 million of senior unsecured notes due in 2029, $140 million of trust-preferred securities due in 2037), and (iii) $15 million of promissory notes included in short-term debt. In January 2024, we issued $60 million of 9.125% fixed-rate senior unsecured notes with a maturity of March 1, 2029 which we may redeem in whole or in part at any time on or after March 1, 2026. In June 2024, we issued $85 million of 9.000% fixed-rate senior unsecured notes with a maturity of September 1, 2029 which we may redeem in whole or in part at any time on or after September 1, 2026. Subsequent to quarter end, we repaid the $107 million convertible debt in July 2024 with available cash on hand.
As of June 30, 2024, our unrestricted cash and cash equivalents were $276 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
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
At June 30, 2024, in aggregate, we had $2.49 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $756 million was marginable and $1.73 billion was non-marginable.
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

Repurchase Authorization
Our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. During the six months ended June 30, 2024 we did not repurchase any shares of our common stock or preferred stock and repurchased $39 million of our convertible and exchangeable debt. At June 30, 2024, $101 million of the current authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock. Like investments we may make, any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above
Cash Flows and Liquidity for the Six Months Ended June 30, 2024
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
During the six months ended June 30, 2024, our net cash used in operating activities was $2.92 billion. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans, and the origination and sale of our residential loans associated with our mortgage banking activities. Loans purchased or originated for our mortgage banking operations are financed to a large extent with short-term and long-term debt obligations, for which changes in cash are included as a component of financing activities. Additionally, many of these loans are sold into securitizations, which we consolidate under GAAP, and cash inflows from these sales are shown as proceeds from ABS issued within financing activities. Further, loans securitized or transferred into our investment portfolio are reclassified as held-for-investment loans, and any subsequent principal repayments or proceeds from sales of these loans are classified as investing activities. During the first six months of 2024, we transferred $2.65 billion of residential loans to six Sequoia securitizations and reclassified these loans as held-for-investment loans. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $2.97 billion of net cash outflows), cash flows from operating activities were positive $51 million during the first six months of 2024.
Cash Flows from Investing Activities
During the six months ended June 30, 2024, our net cash provided by investing activities was $902 million and primarily resulted from proceeds from principal payments on loans held-for-investment and proceeds from sales of securities, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the six months ended June 30, 2024, we transferred $2.82 billion of loans between held-for-sale and held-for-investment classification, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities
During the six months ended June 30, 2024, our net cash provided by financing activities was $1.99 billion. This primarily resulted from $1.85 billion of net borrowings under ABS issued (resulting from the issuance of six Sequoia securitizations, net of related issuance costs), and $186 million of net borrowings on debt obligations. During the six months ending June 30, 2024, net cash provided from debt obligations included the issuance of $60 million of senior notes in January 2024 and the issuance of $85 million of senior notes in June 2024.

During the six months ended June 30, 2024, we declared and paid dividends for the first and second quarters of 2024 on our common stock of $0.32 per common share (totaling $44 million) and paid dividends on our preferred stock for the fourth quarter of 2023 and the first quarter of 2024 of $1.2500 per share (totaling $4 million). Specifically, on June 11, 2024, the Board of Directors declared a regular dividend on our common stock of $0.16 per share for the second quarter of 2024, which was paid on June 28, 2024 to shareholders of record on June 21, 2024. Additionally, on June 11, 2024, the Board of Directors declared a regular quarterly dividend of $0.625 per share of preferred stock, which was paid on July 15, 2024 to stockholders of record on July 1, 2024.
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
Our material cash requirements from known contractual and other obligations during the twelve months following June 30, 2024, include maturing debt obligations, interest payments on debt obligations and ABS issued, payments on operating leases, funding commitments for residential investor bridge loans, strategic investments, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following June 30, 2024, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans, strategic investments, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At June 30, 2024, we had commitments to fund up to $448 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at June 30, 2024, we had $1.53 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption Contractual Obligations. For additional information on commitments and contingencies as of June 30, 2024 that could impact our liquidity and capital resources, see Note 18 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
We expect to meet our obligations coming due in less than one year from June 30, 2024 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital. As of June 30, 2024, we had approximately $332 million of unencumbered assets, and we currently estimate we could generate incremental capital organically through financing of these assets. Our unencumbered assets consist primarily of bridge loans, HEI, and retained securities from our securitization activities. To date in the third quarter of 2024, we have established a new financing line for bridge loans and we are actively engaged in seeking expanded financing capacity for our residential consumer business which has been growing its volumes and expect to make further progress on this initiative in the second quarter of 2024.
See Note 17 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.

Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking operations while we aggregate the loans for sale or securitization. These facilities may be designated as short-term or long-term, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility.
At June 30, 2024, we had residential consumer warehouse facilities outstanding with six different counterparties, with $1.65 billion of total capacity and $763 million of available capacity. These included non-marginable facilities with $500 million of total capacity and marginable facilities with $1,150 million of total capacity. At June 30, 2024, we had residential investor warehouse facilities outstanding with seven different counterparties, with $2.53 billion of total capacity and $1.53 billion of available capacity. All of these residential investor financing facilities are non-marginable. We note that several of these facilities used to finance our Residential Investor Mortgage Banking loan inventory are also used to finance bridge loans held in our investment portfolio.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the first and second quarters of 2024, and have other such facilities with scheduled maturities during the next twelve months. During the first six months of 2024, we entered into two new recourse, marginable facilities with borrowing limits totaling $500 million and amended an existing residential consumer loan facility from recourse to non-recourse. Additionally, during the first six months of 2024, we entered into one recourse, non-marginable $100 million facility and as well as a non-recourse, non-marginable $375 million facility to finance residential investor loans.
Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" that follows within this section.
Liquidity Needs for our Investment Portfolio
At June 30, 2024, in addition to our ABS issued, our investment portfolio was financed with $689 million of secured recourse debt, of which $134 million was marginable and $555 million was non-marginable, and $652 million of secured non-recourse debt that was non-marginable.
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. Our ABS issued is non-recourse and represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets. Certain of our ABS issued, including that issued through our CAFL Bridge loan securitizations, HEI securitizations, and SLST re-securitization, are subject to optional redemptions and interest rate step-ups. If we choose not to redeem these securitizations, the interest rates will step-up, reducing our net interest income. If we choose to redeem the securities, we will need to secure alternative sources of financing for these assets or utilize available cash. See Notes 15 and 16, respectively, in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our principles of consolidation and our asset-backed securities issued.
In addition, the residential investor bridge loan joint venture we established in 2023 has a dedicated warehouse facility. This warehouse facility is an obligation of the joint venture, not of Redwood, and it is non-recourse to Redwood (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"). We established multiple similar, dedicated warehouse facilities for the residential investor bridge and term loan joint venture we established in the first quarter 2024. See Notes 8 and 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our residential investor bridge loan and bridge and term loan joint ventures.
One of our subordinate securities financing facilities had a maturity date in September 2024. Recourse term borrowings under this facility were $121 million at June 30, 2024, and were secured by certain subordinate and interest-only securities we retained from Sequoia securitizations we sponsored. In July 2024, this financing facility was refinanced into a new, non-recourse resecuritization, with a principal balance of $205 million and a blended interest rate of 8.5%. The collateral for this resecuritization includes Sequoia securities that had been financed with our recourse subordinate securities financing, Sequoia securities financed through other facilities or previously unfinanced Sequoia securities.

Another one of our subordinate securities financing facilities matures in February 2025. Recourse term borrowings under this facility were $97 million at June 30, 2024 and are secured by certain securities we retained from CAFL securitizations we sponsored. While we will continue to evaluate our alternatives with respect to this facility's maturity, we expect we will be able to refinance these securities utilizing securities repurchase financing or alternative types of secured debt. These subordinate securities financing facilities are subject to optional redemptions and interest rate step-ups. If we choose not to redeem these borrowings, the interest rates will step-up, and in some cases already have, reducing our net interest income. If we choose to redeem the securities, we will need to secure alternative sources of financing for these assets or utilize available cash.
The remainder of the debt we use to finance our investments is recourse debt, including our subordinate securities financing facilities, residential investor financing facilities, MSR financing facility, securities repo borrowings, HEI warehouse facility, and corporate secured revolving financing facility. For securities we have financed, our subordinate securities financing facilities are non-marginable and our repurchase debt facilities and MSR facility (which also finances certificated MSRs we classify as securities) are marginable. Our residential investor financing facilities and HEI warehouse facility are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent), but may be subject to margin calls based on, for example, delinquency of the mortgage loan being financed, or a decline in the estimated value of the property securing the mortgage loan that is financed.
Delinquencies on residential investor bridge loans that are financed through warehouse facilities experienced an uptick during the first six months of 2024, and have been and could continue to be, a required use of our liquidity to the extent the terms of the applicable warehouse facility apply reduced financing advance rates to these loans (“advance rate step-downs”) or these loans become ineligible for financing under the terms of the warehouse facility. While we may have the ability to finance delinquent loans on other facilities with capacity for these types of loans, the advance rates are generally lower and the interest rates are higher. Additionally, our liquidity may be impacted to the extent delinquencies on loans financed through CAFL bridge securitizations were elevated above established thresholds for an extended period, which could trigger adverse changes to certain structural terms of these transactions (such as terms relating to the amortization of the issued securities and the revolving availability of financing under these transactions).
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. Furthermore, during the first quarter of 2024, we entered into a corporate secured revolving financing facility to provide recourse debt financing secured by eligible collateral, which may include residential investor securities, residential consumer securities and other investments, as well as equity in certain operating subsidiaries. At June 30, 2024, this facility had a borrowing limit of $250 million and a two-year term, with a one-year extension option. We also characterize our corporate secured revolving financing facility as non-marginable, but it may be subject to margin calls or cash flow sweeps based on a decline in the market value of financed collateral in an aggregate amount that causes the effective advance rate associated with such financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents. See Note 17 Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 14 and Note 16 in Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our unsecured debt obligations.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer and residential investor mortgage loans (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use borrowings to fund other aspects of our business and operations, including the repurchase of shares of our capital stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption(s) “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.”

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but many of the facilities are uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined by the lender for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). Given that we may not be able to obtain additional financing under uncommitted lines when we need it, we are exposed to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

Under many of our mortgage loan warehouse facilities, our short-term securities repurchase facilities, and our corporate secured revolving financing facility, while transferred or pledged mortgage loans or securities are financed under the facility, to the extent the value of the loans or securities, or the collateral underlying those loans or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at June 30, 2024, only our securities repurchase facilities (with $88 million of borrowings outstanding at June 30, 2024), three of our residential consumer mortgage loan warehouse facilities (with a combined $622 million of borrowings outstanding at June 30, 2024), and a certificated MSR facility (with $46 million of borrowings outstanding at June 30, 2024) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.

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

At June 30, 2024, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at June 30, 2024 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at June 30, 2024 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur more than $4 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at June 30, 2024, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2023. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 18 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, except as set forth below.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three months ended June 30, 2024, we did not repurchase any shares of our common or preferred stock under this program. At June 30, 2024, $101 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2024.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	—	$—	—	$—
June 1, 2024 - June 30, 2024	—	$—	—	$—
Total	—	$—	—	$101,265
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)

Item 5. Other Information
Effective August 6, 2024, Redwood amended and restated its employment agreements with each of Christopher J. Abate (Redwood’s CEO), Dashiell I. Robinson (Redwood’s President), Brooke E. Carillo (Redwood’s CFO), Fred J. Matera (Redwood’s Chief Investment Officer), Sasha G. Macomber (Redwood’s Chief Human Resource Officer), and Andrew P. Stone (Redwood’s Executive Vice President, Chief Legal Officer, and Secretary). These agreements were amended and restated to, among other things, update or clarify certain defined terms, update or clarify certain severance-related terms, and update provisions related to certain restrictive covenants, as well as to reflect previously disclosed compensation terms applicable to these officers.

The preceding summary of the six amended and restated employment agreements is qualified in its entirety by reference to, and should be read in connection with, the complete copies of the amended and restated employment agreements attached as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
During the three months ended June 30, 2024, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as set forth below.
On May 10, 2024, Andrew P. Stone, Redwood's Executive Vice President, Chief Legal Officer and Secretary adopted a Rule 10b5-1 trading arrangement to sell between 13,500 and 14,000 shares on December 23, 2024. The actual number of shares to be sold is based on the tax withholding rate applicable to the delivery of shares in December 2024 underlying previously awarded deferred stock units and will be calculated in accordance with the formula set forth in the plan. The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.2, filed on March 1, 2023)
4.1	Form of 9.00% Senior Notes due 2029 (included as Exhibit A to the Fifth Supplemental Indenture, incorporated by reference to the Registrant's Form 8-A, Exhibit 4.4, filed on June 18, 2024)
4.2
Fifth Supplemental Indenture, dated June 18, 2024, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.4, filed on June 18, 2024)

10.1*	Ninth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Christopher J. Abate and the Registrant (filed herewith)
10.2*	Seventh Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Dashiell I. Robinson and the Registrant (filed herewith)
10.3*	Fourth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Brooke E. Carillo and the Registrant (filed herewith)
10.4*	Third Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Fred J. Matera and the Registrant (filed herewith)
10.5*	Fourth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Sasha G. Macomber and the Registrant (filed herewith)
10.6*	Ninth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Andrew P. Stone and the Registrant (filed herewith)
10.7*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 21, 2024 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 24, 2024)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2024 and 2023;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2024 and 2023;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and
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

REDWOOD TRUST, INC.

Date:	August 7, 2024	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)