Form 10-Q
period 2024-09-30
REDWOOD TRUST INC
filed 2024-11-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.0% Senior Notes Due 2029	RWTO	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	132,266,682	shares outstanding as of November 7, 2024

REDWOOD TRUST, INC.
2024 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2024	December 31, 2023
ASSETS (1)
Residential consumer loans, held-for-sale, at fair value	$1,362,349	$911,192
Residential consumer loans, held-for-investment, at fair value	9,794,810	6,139,445
Residential investor loans, held-for-sale, at fair value	265,878	180,250
Residential investor loans, held-for-investment, at fair value	4,480,296	5,040,048
Consolidated Agency multifamily loans, at fair value	425,648	425,285
Real estate securities, at fair value	334,141	127,797
Home equity investments, at fair value	590,080	550,436
Other investments	341,637	343,930
Cash and cash equivalents	253,673	293,104
Restricted cash	72,294	75,684
Derivative assets	78,933	14,212
Other assets	427,687	402,944
Total Assets	$18,427,426	$14,504,327

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued (includes $12,564,029 and $9,151,263 at fair value), net	$13,019,516	$9,811,880
Debt obligations, net	3,801,446	3,239,123
Derivative liabilities	7,977	33,828
Accrued expenses and other liabilities	375,487	216,803
Total liabilities	17,204,426	13,301,634
Commitments and Contingencies (see Note 18)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 132,237,436 and 131,485,661 issued and outstanding	1,322	1,315
Additional paid-in capital	2,502,028	2,487,848
Accumulated other comprehensive loss	(39,391)	(57,957)
Cumulative earnings	1,199,777	1,144,412
Cumulative distributions to stockholders	(2,507,684)	(2,439,873)
Total equity	1,223,000	1,202,693
Total Liabilities and Equity	$18,427,426	$14,504,327
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2024 and December 31, 2023, assets of consolidated VIEs totaled $14,312,672 and $10,988,885, respectively. At September 30, 2024 and December 31, 2023, liabilities of consolidated VIEs totaled $13,354,497 and $10,096,308, respectively. See Note 15 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024	2023	2024	2023
Interest Income
Residential consumer loans	$136,025	$62,512	$329,670	$177,137
Residential investor loans	85,137	93,020	273,278	288,580
Consolidated Agency multifamily loans	4,586	4,677	13,726	13,992
Real estate securities	13,585	5,111	30,614	17,762
Other interest income	9,310	11,754	31,512	37,100
Total interest income	248,643	177,074	678,800	534,571
Interest Expense
Asset-backed securities issued	(152,374)	(91,323)	(406,062)	(268,881)
Debt obligations	(70,771)	(65,400)	(197,737)	(192,806)
Total interest expense	(223,145)	(156,723)	(603,799)	(461,687)
Net Interest Income	25,498	20,351	75,001	72,884
Non-Interest Income (Loss)
Mortgage banking activities, net	39,569	19,440	73,049	52,663
Investment fair value changes, net	(12,202)	(41,689)	10,733	(59,598)
HEI income, net	10,651	10,259	35,521	23,445
Other income, net	5,995	2,346	16,794	11,060
Realized gains, net	211	50	620	1,104
Total non-interest income (loss), net	44,224	(9,594)	136,717	28,674
General and administrative expenses	(36,008)	(29,697)	(103,861)	(96,057)
Portfolio management costs	(6,356)	(3,661)	(14,817)	(10,271)
Loan acquisition costs	(3,176)	(1,880)	(9,077)	(4,613)
Other expenses	(2,228)	(4,633)	(10,766)	(13,292)
Net Income (Loss) Before (Provision for) Benefit From Income Taxes	21,954	(29,114)	73,197	(22,675)
(Provision for) benefit from income taxes	(7,128)	(1,696)	(12,575)	(642)
Net Income (Loss)	$14,826	$(30,810)	$60,622	$(23,317)
Dividends on preferred stock	(1,750)	(1,750)	(5,257)	(4,927)
Net Income (Loss) Available (Related) To Common Stockholders	$13,076	$(32,560)	$55,365	$(28,244)

Basic earnings (loss) per common share	$0.09	$(0.29)	$0.40	$(0.27)
Diluted earnings (loss) per common share	$0.09	$(0.29)	$0.40	$(0.27)
Basic weighted average common shares outstanding	132,218,180	115,465,977	131,969,039	114,381,548
Diluted weighted average common shares outstanding	132,357,697	115,465,977	132,018,161	114,381,548

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024	2023	2024	2023
Net Income (Loss)	$14,826	$(30,810)	$60,622	$(23,317)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	7,373	(3,921)	17,083	398
Reclassification of unrealized (gain) loss on available-for-sale securities to net income (loss)	(472)	234	(1,615)	645
Reclassification of unrealized loss on interest rate agreements to net income (loss)	1,040	1,040	3,098	3,087
Total other comprehensive income (loss)	$7,941	$(2,647)	$18,566	$4,130
Comprehensive Income (Loss)	$22,767	$(33,457)	$79,188	$(19,187)
Dividends on preferred stock	(1,750)	$(1,750)	$(5,257)	$(4,927)
Comprehensive income (loss) available (related) to Common Stockholders	$21,017	$(35,207)	$73,931	$(24,114)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2024	$66,948	132,215,757	$1,322	$2,497,218	$(47,332)	$1,186,701	$(2,484,119)	$1,220,738
Net income	—	—	—	—	—	14,826	—	14,826
Other comprehensive income	—	—	—	—	7,941	—	—	7,941
Employee stock purchase and incentive plans	—	21,679	—	111	—	—	—	111
Non-cash equity award compensation and other	—	—	—	4,699	—	—	—	4,699
Preferred dividends declared ($0.6250 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.17 per share)(1)	—	—	—	—	—	—	(23,565)	(23,565)
September 30, 2024	$66,948	132,237,436	$1,322	$2,502,028	$(39,391)	$1,199,777	$(2,507,684)	$1,223,000
For the Nine Months Ended September 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net income	—	—	—	—	—	60,622	—	60,622
Other comprehensive income	—	—	—	—	18,566	—	—	18,566
Employee stock purchase and incentive plans	—	751,775	7	(2,769)	—	—	—	(2,762)
Non-cash equity award compensation	—	—	—	16,949	—	—	—	16,949
Preferred dividends declared ($1.8750 per share)	—	—	—	—	—	(5,257)	—	(5,257)
Common dividends declared ($0.49 per share)(1)	—	—	—	—	—	—	(67,811)	(67,811)
September 30, 2024	$66,948	132,237,436	$1,322	$2,502,028	$(39,391)	$1,199,777	$(2,507,684)	$1,223,000
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2023	$66,923	114,177,992	$1,142	$2,358,675	$(62,091)	$1,157,686	$(2,398,197)	$1,124,138
Net (loss)	—	—	—	—	—	(30,810)	—	(30,810)
Other comprehensive (loss)	—	—	—	—	(2,647)	—	—	(2,647)
Issuance of common stock	—	4,244,580	42	33,286	—	—	—	33,328
Employee stock purchase and incentive plans	—	81,190	1	(124)	—	—	—	(123)
Non-cash equity award compensation	—	—	—	3,410	—	—	—	3,410
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(19,747)	(19,747)
September 30, 2023	$66,923	118,503,762	$1,185	$2,395,247	$(64,738)	$1,125,126	$(2,417,944)	$1,105,799
For the Nine Months Ended September 30, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net (loss)	—	—	—	—	—	(23,317)	—	(23,317)
Other comprehensive income	—	—	—	—	4,130	—	—	4,130
Issuance of common stock	—	4,244,580	42	33,286	—	—	—	33,328
Employee stock purchase and incentive plans	—	774,507	8	(2,836)	—	—	—	(2,828)
Non-cash equity award compensation	—	—	—	14,952	—	—	—	14,952
Issuance of preferred stock	66,923	—	—	—	—	—	—	66,923
Preferred dividends declared ($1.85417 per share)	—	—	—	—	—	(4,927)	—	(4,927)
Common dividends declared ($0.55 per share)(1)	—	—	—	—	—	—	(66,447)	(66,447)
September 30, 2023	$66,923	118,503,762	$1,185	$2,395,247	$(64,738)	$1,125,126	$(2,417,944)	$1,105,799

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$60,622	$(23,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	9,547	14,137
Depreciation and amortization of non-financial assets	9,131	11,082
Originations of held-for-sale loans	(1,099,186)	(577,098)
Purchases of held-for-sale loans	(4,910,749)	(1,051,236)
Proceeds from sales of held-for-sale loans	941,704	692,392
Principal payments on held-for-sale loans	63,665	45,326
Net settlements of derivatives	(71,988)	(5,023)
Non-cash equity award compensation expense and other	16,949	14,952
Market valuation adjustments	(103,936)	(1,275)
Realized gains, net	(620)	(1,104)
Net change in:
Other assets	(28,985)	14,687
Accrued expenses and other liabilities	105,306	(984)
Net cash used in operating activities	(5,008,540)	(867,461)
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(120,661)	(674,500)
Proceeds from sales of loans	52,163	5,351
Principal payments on loan investments	1,749,172	1,126,609
Purchases of real estate securities	(193,744)	(9,855)
Proceeds from sales of real estate securities	2,833	138,111
Principal payments on real estate securities	5,331	950
Repayments from servicer advance investments, net	21,151	55,828
Purchases of HEI	(1,066)	(25,626)
Repayments on HEI	37,024	26,153
Other investing activities, net	(14,800)	(3,787)
Net cash provided by investing activities	1,537,403	639,234
Cash Flows From Financing Activities:
Proceeds from borrowings on debt obligations	7,207,997	2,398,412
Repayments on debt obligations	(6,635,775)	(2,844,566)
Proceeds from issuance of asset-backed securities	4,280,237	1,240,121
Repayments on asset-backed securities issued	(1,331,656)	(657,638)
Debt issuance costs paid	(15,257)	(1,640)
Taxes paid on equity award distributions	(3,114)	(3,288)
Net proceeds from issuance of common stock	352	33,788
Net proceeds from issuance of preferred stock	—	66,923
Dividends paid on common stock	(67,811)	(66,447)
Dividends paid on preferred stock	(5,257)	(3,449)
Other financing activities, net	(1,400)	(3,630)
Net cash provided by financing activities	3,428,316	158,586
Net decrease in cash, cash equivalents and restricted cash	(42,821)	(69,641)
Cash, cash equivalents and restricted cash at beginning of period	368,788	329,364
Cash, cash equivalents and restricted cash at end of period	$325,967	$259,723

Cash and cash equivalents at end of period	253,673	203,622
Restricted cash at end of period (1)	72,294	56,101
Cash, cash equivalents and restricted cash at end of period	$325,967	$259,723

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$721,264	$436,879
Taxes paid (refunded)	347	(1,034)
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Retention of mortgage servicing rights from loan sales	84	—
Transfers from loans held-for-sale to loans held-for-investment	4,553,378	2,009,030
Transfers from residential consumer loans to real estate owned	14,800	53,906
Right-of-use asset obtained in exchange for operating lease liability	—	337
Reduction in operating lease liability due to lease modification	—	274
(1)Restricted cash primarily includes cash held at our consolidated Servicing Investment entities, and cash associated with our risk-sharing transactions, as well as cash collateral for certain consolidated securitization entities.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and U.S. generally accepted accounting principles ("GAAP"). Certain disclosures typically included in our annual financial statements may be condensed or omitted from these interim financial statements, as permitted. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at September 30, 2024 and results of operations for all periods presented. The results of operations for the three and nine months ended September 30, 2024 should not be construed as indicative of the results to be expected for the full year.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the entities where the Company has a controlling financial interest. The method for determining whether a controlling financial interest exists varies depending on whether the entity is a VIE.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 2. Basis of Presentation - (continued)
The Company has a controlling financial interest in and consolidates a VIE when the firm has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits for the VIE that could potentially be significant to the VIE. See Note 15 for further information about VIEs. For entities that are not VIEs, we have a controlling financial interest in entities where we hold a majority of the voting rights. We use the equity method to account for our interest in entities in which we do not have a controlling financial interest, but over which we have significant influence.
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and home equity investments ("HEI"), which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under Residential consumer loans and Residential investor loans on our consolidated balance sheets. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. See Note 16 for further discussion on ABS issued. The underlying HEI at the consolidated HEI securitization entities are shown under Home equity investments on our consolidated balance sheets and the associated fair value changes and interest expense associated with ABS issued are shown under HEI income, net on our consolidated statements of income (loss). See Note 10 for further discussion on HEI.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU requires enhanced disclosures primarily about significant segment expenses that are regularly provided to the chief operating decision maker. This new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We expect that this new guidance will result in additional disclosures in our consolidated financial statements and plan to adopt this new guidance by the required date.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU requires incremental disclosures primarily related to the reconciliation of the statutory income tax rate to the effective income tax rate, as well as income taxes paid. This new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We expect that this new guidance will result in additional disclosures in our consolidated financial statements and plan to adopt this new guidance by the required date.
The Company reviewed other recently issued ASUs and determined that they were not expected to have a significant impact on the Company's consolidated financial statements when adopted or did not have a significant impact on the Company's consolidated financial statements upon adoption.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense for our convertible notes and trust preferred securities, indirect general and administrative expenses and other expenses.
The following tables present financial information by segment for the three and nine months ended September 30, 2024 and 2023.
Table 4.1 – Business Segment Financial Information

	Three Months Ended September 30, 2024
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$26,318	$4,868	$217,057	$400	$248,643
Interest expense	(16,770)	(3,099)	(184,319)	(18,957)	(223,145)
Net interest income (expense)	9,548	1,769	32,738	(18,557)	25,498
Non-interest income (loss)
Mortgage banking activities, net	26,715	12,854	—	—	39,569
Investment fair value changes, net	—	—	(11,966)	(236)	(12,202)
HEI income, net	—	—	10,651	—	10,651
Other income, net	—	5,434	426	135	5,995
Realized gains, net	—	—	211	—	211
Total non-interest income (loss), net	26,715	18,288	(678)	(101)	44,224
General and administrative expenses	(5,240)	(9,306)	(701)	(20,761)	(36,008)
Portfolio management costs	—	—	(6,324)	(32)	(6,356)
Loan acquisition costs	(1,291)	(1,885)	—	—	(3,176)
Other expenses	—	(2,202)	(26)	—	(2,228)
(Provision for) benefit from income taxes	(6,977)	(981)	606	224	(7,128)
Segment Contribution	$22,755	$5,683	$25,615	$(39,227)
Net Income					$14,826
Non-cash amortization (expense), net	$(271)	$(2,422)	$1,016	$(2,863)	$(4,540)
Total Assets	$1,543,380	$357,432	$16,151,156	$375,458	$18,427,426

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 4. Segment Information - (continued)

	Nine Months Ended September 30, 2024
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$61,728	$15,647	$598,696	$2,729	$678,800
Interest expense	(34,958)	(11,480)	(506,429)	(50,932)	(603,799)
Net interest income (expense)	26,770	4,167	92,267	(48,203)	75,001
Non-interest income (loss)
Mortgage banking activities, net	40,787	32,262	—	—	73,049
Investment fair value changes, net	—	—	11,770	(1,037)	10,733
HEI income, net	—	—	35,521	—	35,521
Other income, net	—	7,233	10,371	(810)	16,794
Realized gains, net	—	—	525	95	620
Total non-interest income (loss), net	40,787	39,495	58,187	(1,752)	136,717
General and administrative expenses	(14,986)	(30,407)	(3,517)	(54,951)	(103,861)
Portfolio management costs	—	—	(14,746)	(71)	(14,817)
Loan acquisition costs	(2,843)	(5,982)	(244)	(8)	(9,077)
Other expenses	—	(7,210)	(3,556)	—	(10,766)
(Provision for) benefit from income taxes	(10,031)	706	(3,454)	204	(12,575)
Segment Contribution	$39,697	$769	$124,937	$(104,781)
Net Income					$60,622
Non-cash amortization (expense), net	$(868)	$(7,921)	$(2,204)	$(7,684)	$(18,677)
Total Assets	$1,543,380	$357,432	$16,151,156	$375,458	$18,427,426

	Three Months Ended September 30, 2023
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$6,063	$4,618	$164,847	$1,546	$177,074
Interest expense	(4,826)	(3,888)	(133,790)	(14,219)	(156,723)
Net interest income (expense)	1,237	730	31,057	(12,673)	20,351
Non-interest income (loss)
Mortgage banking activities, net	8,964	10,476	—	—	19,440
Investment fair value changes, net	—	—	(41,789)	100	(41,689)
HEI income, net	—	—	10,259	—	10,259
Other income, net	—	1,278	2,622	(1,554)	2,346
Realized gains, net	—	—	26	24	50
Total non-interest income (loss), net	8,964	11,754	(28,882)	(1,430)	(9,594)
General and administrative expenses	(4,521)	(9,402)	(1,340)	(14,434)	(29,697)
Portfolio management costs	—	—	(3,636)	(25)	(3,661)
Loan acquisition costs	(395)	(1,485)	—	—	(1,880)
Other expenses	—	(3,108)	(1,525)	—	(4,633)
(Provision for) Benefit from income taxes	(813)	318	(1,457)	256	(1,696)
Segment Contribution	$4,472	$(1,193)	$(5,783)	$(28,306)
Net (Loss)					$(30,810)
Non-cash amortization (expense), net	$(266)	$(3,294)	$(1,687)	$(2,099)	$(7,346)
Total Assets	$659,520	$197,974	$11,701,939	$461,705	$13,021,138

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 4. Segment Information - (continued)

	Nine Months Ended September 30, 2023
(In Thousands)	Residential Consumer Mortgage Banking	Residential Investor Mortgage Banking	Investment Portfolio	Corporate/ Other	Total
Interest income	$14,007	$13,509	$500,393	$6,662	$534,571
Interest expense	(13,392)	(11,599)	(392,260)	(44,436)	(461,687)
Net interest income (expense)	615	1,910	108,133	(37,774)	72,884
Non-interest income (loss)
Mortgage banking activities, net	19,390	33,273	—	—	52,663
Investment fair value changes, net	1,076	—	(57,930)	(2,744)	(59,598)
HEI income, net	—	—	23,445	—	23,445
Other income, net	—	4,762	8,803	(2,505)	11,060
Realized gains, net	—	—	858	246	1,104
Total non-interest income (loss), net	20,466	38,035	(24,824)	(5,003)	28,674
General and administrative expenses	(13,065)	(34,718)	(3,990)	(44,284)	(96,057)
Portfolio management costs	—	—	(10,233)	(38)	(10,271)
Loan acquisition costs	(719)	(3,894)	—	—	(4,613)
Other expenses	—	(9,323)	(3,969)	—	(13,292)
(Provision for) Benefit from income taxes	(887)	2,427	(3,135)	953	(642)
Segment Contribution	$6,410	$(5,563)	$61,982	$(86,146)
Net (Loss)					$(23,317)
Non-cash amortization (expense), net	$(813)	$(10,291)	$(6,167)	$(6,292)	$(23,563)
Total Assets	$659,520	$197,974	$11,701,939	$461,705	$13,021,138

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 5. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Residential Consumer Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$20,959	$(2,819)	$31,410	$5,272
Trading securities (2)	(28,630)	(482)	(17,508)	2,188
Risk management derivatives (3)	34,051	12,158	25,121	10,508
Other income, net (4)	335	107	1,764	1,422
Total residential consumer mortgage banking activities, net	26,715	8,964	40,787	19,390

Residential Investor Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value	6,061	1,600	11,833	13,214
Residential investor bridge loans, at fair value	694	1,438	2,748	4,808
Risk management derivatives (3)	551	3,434	2,692	1,295
Other income, net (5)	5,548	4,004	14,989	13,956
Total residential investor mortgage banking activities, net	12,854	10,476	32,262	33,273
Mortgage Banking Activities, Net	$39,569	$19,440	$73,049	$52,663
(1)Includes changes in fair value for associated loan purchase commitments for residential consumer loans.
(2)For the three and nine months ended September 30, 2024 and 2023, this represents the fair value changes on trading securities being used as hedges to manage the mark-to-market risks associated with our Residential Consumer Mortgage Banking operations.
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
Note 6. Fair Value of Financial Instruments
For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Determination of Fair Value
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At September 30, 2024, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2024 and December 31, 2023, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2024	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$11,157,159	$—	$—	$11,157,159
Residential investor loans	4,746,174	—	—	4,746,174
Consolidated Agency multifamily loans	425,648	—	—	425,648
Real estate securities:
Trading	128,780	—	—	128,780
Available-for-sale	205,361	—	—	205,361
HEI	590,080	—	—	590,080
Other investments:
Servicer advance investments	212,446	—	—	212,446
Excess MSRs	33,491	—	—	33,491
MSRs	26,594	—	—	26,594
Strategic investments	2,960	—	—	2,960
Other	92	—	—	92
Derivative assets	78,933	5,817	70,151	2,965
Total Assets	$17,607,718	$5,817	$70,151	$17,531,750

Liabilities
ABS issued	$12,564,029	$—	$—	$12,564,029
Derivative liabilities	7,977	4,143	—	3,834
HEI securitization non-controlling interest	80,864	—	—	80,864
Total Liabilities	$12,652,870	$4,143	$—	$12,648,727

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)

December 31, 2023	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$7,050,637	$—	$—	$7,050,637
Residential investor loans	5,220,297	—	—	5,220,297
Consolidated agency multifamily loans	425,285	—	—	425,285
Real estate securities:
Trading	40,424	—	—	40,424
Available-for-sale	87,373	—	—	87,373
HEI	550,436	—	—	550,436
Other investments:
Servicer advance investments	225,345	—	—	225,345
MSRs	24,877	—	—	24,877
Excess MSRs	37,367	—	—	37,367
Strategic investments	3,193	—	—	3,193
Derivative assets	14,212	952	1,742	11,518
Total Assets	$13,679,446	$952	$1,742	$13,676,752

Liabilities
ABS issued	$9,151,263	$—	$—	$9,151,263
Derivative liabilities	33,828	30,414	—	3,414
HEI securitization non-controlling interest	59,752	—	—	59,752
Total Liabilities	$9,244,843	$30,414	$—	$9,214,429

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	Real Estate Trading Securities	Real Estate AFS Securities	HEI	Servicer Advance Investments	Excess MSRs	MSRs/Strategic Investments/Other
(In Thousands)
Beginning balance - December 31, 2023	$7,050,637	$5,220,297	$425,285	$40,424	$87,373	$550,436	$225,345	$37,367	$28,070
Acquisitions	4,931,228	19,155	—	96,810	103,934	1,066	—	—	185
Originations	—	1,201,564	—	—	—	—	—	—	—
Sales	(245,771)	(744,759)	—	(2,833)	—	—	—	—	—
Principal paydowns	(790,158)	(1,016,256)	(6,418)	(556)	(4,757)	(36,899)	(21,151)	—	(141)
Gains (losses) in net income, net	213,491	79,288	6,781	(5,065)	1,731	75,477	8,252	(3,876)	1,632
Unrealized gains in OCI, net	—	—	—	—	17,080	—	—	—	—
Other settlements, net (1)	(2,268)	(13,115)	—	—	—	—	—	—	(100)
Ending balance - September 30, 2024	$11,157,159	$4,746,174	$425,648	$128,780	$205,361	$590,080	$212,446	$33,491	$29,646
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (2)	$145,485	$50,712	$6,582	$(5,320)	$17,083	$68,078	$8,252	$(3,877)	$2,555

	Liabilities
	ABS Issued	Derivatives (3)	HEI Securitization Non-controlling interest
(In Thousands)
Beginning balance - December 31, 2023	$9,151,263	$8,104	$59,752
Acquisitions	4,280,237	—	—
Sales	(1,544)	—	—
Principal paydowns	(1,122,041)	—	—
Gains (losses) in net income, net	256,114	10,938	21,111
Other settlements, net (1)	—	(19,911)	—
Ending balance - September 30, 2024	$12,564,029	$(869)	$80,863
Change in unrealized gains or (losses) for the period included in earnings for liabilities held at the end of the reporting period (2)	$195,951	$(869)	$(21,111)
(1)Other settlements, net: for residential consumer and residential investor loans, represents the transfer of loans to REO; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and residential investor loans; and for mortgage servicing rights ("MSRs) and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)All changes in unrealized gains or (losses) are included in earnings with the exception of Real Estate AFS Securities, which are included in comprehensive income.
(3)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2024	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$11,157,159	Senior Credit Spread to TBA price (3)	$0.75	-	$1.75		$0.93
		Senior credit spread to Swap rate (3)	170	-	200	bps	190	bps
		Subordinate credit spread to Swap rate	225	-	900	bps	341	bps
		Senior credit support (3)	7	-	10%		8%
		IO discount rate (3)	25	-	28%		27%
		Liability price	$37	-	$103		$95
Residential investor loans:
Residential investor term loans (4)	2,836,370	Whole loan spread (3)	250	-	260	bps	254	bps
		Liability price	$92	-	$103		$95
Residential investor bridge loans (4)	1,909,804	Whole loan discount rate	5	-	18%		9%
		Whole loan spread	435	-	435	bps	435	bps
		Liability Price	$102	-	$109		$103
		Dollar price of non-performing loans	$38	-	$100		$88
Consolidated agency multifamily loans(6)	425,648	Liability price	$98	-	$98		$98
Trading and AFS securities	334,141	Discount rate	5	-	40%		12%
		Prepayment rate (Annual CPR)	—	-	40%		13%
		Default rate	—	-	18%		0.1%
		Loss severity	25	-	50%		25%
HEI	590,080	Discount rate	10	-	10%		10%
		Prepayment rate (Annual CPR)	1	-	20%		14%
		Home price appreciation (depreciation)	4	-	4%		4%
Servicer advance investments	212,446	Prepayment rate (Annual CPR)	11	-	30%		14%
		Expected remaining life (5)	5	-	5	yrs	5	yrs
		Mortgage servicing amount	2	-	49	bps	9	bps
Other assets (7)	66,102
Total Assets	$17,531,750

Liabilities
ABS issued (4)	$12,564,029	Discount rate	4	-	30%		6%
		Prepayment rate (annual CPR)	—	-	30%		5%
		Default rate	—	-	17%		4%
		Loss severity	—	-	50%		20%
Other liabilities (7)	84,698
Total Liabilities	$12,648,727
(1)The predominant valuation technique used to determine our Level 3 fair value assets and liabilities is based on the discounted cash flow model.
(2)The weighted average input values for all loan types are based on unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(3)Values represent pricing inputs used in a securitization pricing model. Credit spreads represent spreads to applicable swap rates unless specified otherwise.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Footnotes to Table 6.3 (Continued)
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At September 30, 2024, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, CAFL Bridge (under the Collateralized Financing Entity "CFE" election), Freddie Mac SLST, Freddie Mac K-Series, and HEI securitization entities was $333 million, $339 million, $26 million, $268 million, $34 million, and $46 million, respectively. CAFL Bridge only includes the one securitization entity for which we made the CFE election.
(5)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(6)Consolidated agency multifamily loans represent securitized financial assets and liabilities of the Company's CFEs.
(7)Represents less than 1% of the individual and aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis.
The following table summarizes the estimated fair values of assets and liabilities that are not measured at fair value at September 30, 2024 and December 31, 2023.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		September 30, 2024		December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Cash and cash equivalents	1	$253,673	$253,673	$293,104	$293,104
Restricted cash	1	72,294	72,294	75,684	75,684

Liabilities
Debt obligation facilities and other financing	2	$3,163,534	$3,164,737	$2,596,582	$2,591,931
ABS issued, net	3	455,487	456,272	660,617	637,816
Convertible notes, net	1	359,297	364,599	503,728	488,341
Trust preferred securities and subordinated notes, net	3	138,848	96,255	138,813	92,070
Senior Notes	1	139,767	146,666	—	—
Guarantee obligations (1)	3	3,753	3,303	5,781	3,772
(1)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three and nine months ended September 30, 2024, we elected the fair value option for $33 million and $97 million of securities, respectively, $2.00 billion and $4.87 billion (principal balance) of residential consumer loans, respectively, and $449 million and $1.23 billion (principal balance) of residential investor loans, respectively. Additionally, during the three and nine months ended September 30, 2024, we elected the fair value option for $0.5 million and $1 million of HEI, respectively. For the three and nine months ended September 30, 2024, we elected the fair value option for zero and $0.2 million, respectively, of Other investments.
Nonrecurring Fair Values
We measure the fair value of certain assets and liabilities on a nonrecurring basis when events or changes in circumstances indicate that the carrying value may be impaired. Adjustments to fair value generally result from the write-down of asset values due to impairment. Real estate owned ("REO") in Other Assets and Liabilities are classified as Level 3 in the fair value hierarchy based upon fair value determinations using appraisals, broker price opinions, comparable properties or other indications of value.
Refer to Note 14 for further information on our Real estate owned ("REO").

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans or hold them for investment.
The following table summarizes the classifications and carrying values of the residential consumer loans owned at Redwood and at the consolidated Sequoia and Freddie Mac SLST entities at September 30, 2024 and December 31, 2023.
Table 7.1 – Classifications and Carrying Values of Residential Consumer Loans

September 30, 2024			Freddie Mac
(In Thousands)	Redwood	Sequoia	SLST	Total
Held-for-sale at fair value	$1,362,349	$—	$—	$1,362,349
Held-for-investment at fair value	—	8,476,004	1,318,806	9,794,810
Total Residential Consumer Loans	$1,362,349	$8,476,004	$1,318,806	$11,157,159

December 31, 2023			Freddie Mac
(In Thousands)	Redwood	Sequoia	SLST	Total
Held-for-sale at fair value	$911,192	$—	$—	$911,192
Held-for-investment at fair value	—	4,780,203	1,359,242	6,139,445
Total Residential Consumer Loans	$911,192	$4,780,203	$1,359,242	$7,050,637
At September 30, 2024, we owned mortgage servicing rights associated with $1.3 billion (principal balance) of residential consumer loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at September 30, 2024 and December 31, 2023.
Table 7.2 – Characteristics of Residential Consumer Loans Held-for-Sale

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Unpaid principal balance	$1,348,819	$916,877
Fair value of loans	$1,362,349	$911,192
Market value of loans pledged as collateral under short-term borrowing agreements	$1,350,551	$907,742
Weighted average coupon	6.63%	6.25%
At both September 30, 2024 and December 31, 2023, there were no residential consumer loans held-for-sale that were 90 days or more delinquent or in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
The following table provides the activity of residential consumer loans held-for-sale during the three and nine months ended September 30, 2024 and 2023.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Principal balance of loans acquired	$1,999,621	$857,974	$4,873,608	$1,092,992
Principal balance of loans sold	39,497	53,743	246,641	235,821
Principal balance of loans transferred from HFS to HFI	1,528,163	337,752	4,140,150	995,047
Net market valuation gains (losses) recorded (1)	11,047	(8,683)	20,079	(2,590)
(1)Net market valuation gains (losses) on residential consumer loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Sequoia and Freddie Mac SLST securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential consumer loans owned at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2024 and December 31, 2023.
Table 7.4 – Characteristics of Residential Consumer Loans Held-for-Investment

September 30, 2024		Freddie Mac
(Dollars in Thousands)	Sequoia	SLST
Unpaid principal balance	$8,880,569	$1,538,972
Average loan balance (UPB)	$868	$156
Fair value of loans (1)	$8,476,004	$1,318,806
Weighted average coupon	4.95%	4.50%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$16,802	$103,379
Average 90+ days delinquent balance (UPB)	$525	$171
Unpaid principal balance of loans in foreclosure	$7,079	$39,790
Average foreclosure balance (UPB)	$442	$181

December 31, 2023		Freddie Mac
(Dollars in Thousands)	Sequoia	SLST
Unpaid principal balance	$5,398,913	$1,614,974
Average loan balance (UPB)	$757	$157
Fair value of loans (1)	$4,780,203	$1,359,242
Weighted average coupon	4.15%	4.50%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$13,023	$132,307
Average 90+ days delinquent balance (UPB)	$482	$166
Unpaid principal balance of loans in foreclosure	$5,234	$47,654
Average foreclosure balance (UPB)	$436	$163

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
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
For loans held at our consolidated Sequoia and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to the measurement alternative provided for collateralized financing entities, and are recorded in Investment fair value changes, net on our consolidated statements of income. The following table provides the activity of residential consumer loans held-for-investment at consolidated entities during the three and nine months ended September 30, 2024 and 2023.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment at Consolidated Entities

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
		Freddie Mac		Freddie Mac
(In Thousands)	Sequoia	SLST	Sequoia	SLST
Principal value of loans transferred from HFS to HFI (1)	$1,528,163	N/A	$337,752	N/A
Net market valuation gains (losses) recorded	256,034	53,555	(177,253)	(51,046)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
		Freddie Mac		Freddie Mac
(In Thousands)	Sequoia	SLST	Sequoia	SLST
Principal value of loans transferred from HFS to HFI (1)	$4,140,150	N/A	$995,047	N/A
Net market valuation gains (losses) recorded	152,635	38,154	(162,895)	(62,756)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans. The following table summarizes the classifications and carrying values of the residential investor loans owned at Redwood and at consolidated CAFL entities at September 30, 2024 and December 31, 2023.
Table 8.1 – Classifications and Carrying Values of Residential Investor Loans

September 30, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$174,485	$—	$91,393	$—	$265,878
Held-for-investment at fair value	—	2,661,885	1,211,081	607,330	4,480,296
Total Residential Investor Loans	$174,485	$2,661,885	$1,302,474	$607,330	$4,746,174

December 31, 2023	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$144,359	$—	$35,891	$—	$180,250
Held-for-investment at fair value	—	2,971,725	1,305,727	762,596	5,040,048
Total Residential Investor Loans	$144,359	$2,971,725	$1,341,618	$762,596	$5,220,298
Nearly all of the outstanding residential investor term loans at September 30, 2024 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The outstanding residential investor bridge loans held-for-investment at September 30, 2024 were first-lien, interest-only loans with original maturities of 6 to 36 months and were comprised of 62% one-month SOFR-indexed adjustable-rate loans, and 38% fixed-rate loans.
At September 30, 2024, we had $429 million in commitments to fund residential investor bridge loans. See Note 18 for additional information on these commitments.
During the three and nine months ended September 30, 2024, we sold $66 million and $253 million, of residential investor bridge loans, net of $13 million and $34 million, respectively, of construction draws to our joint ventures. See Note 11 for additional information on these joint ventures.
The following table provides the activity of residential investor loans at Redwood during the three and nine months ended September 30, 2024 and 2023.
Table 8.2 – Activity of Residential Investor Loans at Redwood

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(In Thousands)	Term at Redwood	Bridge at Redwood	Term at Redwood	Bridge at Redwood
Principal balance of loans originated	$158,584	$286,833	$105,777	$303,284
Principal balance of loans acquired	3,145	—	—	1,820
Principal balance of loans sold to third parties (1)	206,380	67,655	27,436	34,061
Fair value of loans transferred (2)	—	(62,386)	(278,751)	(116,679)
Mortgage banking activities income (loss) recorded (3)	6,061	694	1,600	1,438
Investment fair value changes recorded	(1,500)	(10,293)	—	(16,899)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In Thousands)	Term at Redwood	Bridge at Redwood	Term at Redwood	Bridge at Redwood
Principal balance of loans originated	$493,212	$714,977	$408,477	$828,149
Principal balance of loans acquired	3,793	15,677	—	19,054
Principal balance of loans sold to third parties (1)	464,836	277,170	425,542	65,868
Fair value of loans transferred (2)	—	(250,319)	(278,751)	(337,657)
Mortgage banking activities income recorded (3)	11,833	2,748	13,214	4,808
Investment fair value changes recorded	(2,837)	(27,503)	(14,430)	(22,867)
(1)For the three and nine months ended September 30, 2024 the principal balance of loans sold to third parties is net of $13 million and $34 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 11 for additional information on these joint ventures.
(2)For residential investor term at Redwood, represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL term securitizations. For residential investor bridge at Redwood, represents the transfer of residential investor bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their inclusion in one of our bridge loan securitizations, which generally have replenishment features for a set period of time from the closing date.
(3)Represents net market valuation changes from the time a loan is originated to when it is sold, securitized or transferred to our investment portfolio. See Table 5.1 for additional detail on Mortgage banking activities income.
Residential Investor Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying residential investor term loans and bridge loans owned by these entities. The following table provides the activity of residential investor loans held-for-investment at CAFL during the three and nine months ended September 30, 2024 and 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Table 8.3 – Activity of Residential Investor Loans Held-for-Investment at CAFL

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(In Thousands)	Term at CAFL	Bridge at CAFL	Term at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$78,275	$1,623	$(1,360)	$(2,560)
Fair value of loans transferred to HFI	—	62,386	278,751	116,679

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In Thousands)	Term at CAFL	Bridge at CAFL	Term at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$89,388	$443	$(1,961)	$(1,960)
Fair value of loans transferred to HFI	—	250,319	278,751	337,657
(1)Net market valuation gains (losses) on residential investor loans held-for-investment at CAFL are recorded through Investment fair value changes, net on our consolidated statements of income. For loans held at our consolidated CAFL Term entities and one CAFL Bridge entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines. We did not elect to account for two of our CAFL Bridge securitizations under the CFE guidelines but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income.
Residential Investor Loan Characteristics
The following tables summarize the characteristics of the residential investor loans owned at Redwood and at consolidated CAFL entities at September 30, 2024 and December 31, 2023.
Table 8.4 – Characteristics of Residential Investor Loans

September 30, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Unpaid principal balance	$183,358	$2,790,755	$1,336,767	$600,267
Average UPB of loans	$2,108	$3,037	$5,161	$2,035
Fair value of loans	$174,485	$2,661,885	$1,302,474	$607,330
Weighted average coupon	6.88%	5.36%	9.14%	10.16%
Weighted average remaining loan term (years)	7	4	1	1
Market value of loans pledged as collateral under debt facilities	$133,022	N/A	$1,250,392	N/A
Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$34,083	$161,874	$132,286	$24,993
Average UPB of 90+ days delinquent loans (2)	$11,361	$3,948	$7,782	$1,785
Fair value of loans with 90+ day delinquencies (2)	$19,320	N/A	$113,904	N/A
Unpaid principal balance of loans in foreclosure (3)	$27,529	$18,646	$86,019	$13,426
Average UPB of loans in foreclosure (3)	$27,529	$2,936	$7,820	$1,918
Fair value of loans in foreclosure (3)	$13,250	N/A	$72,212	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)

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
(1)The fair value of the loans held by consolidated CAFL Term entities and one CAFL Bridge entity were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable in accordance with the accounting guidance for CFEs.
(2)The number of loans 90+ days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.
The following table presents the unpaid principal balance of business purpose loans recorded on our consolidated balance sheets at September 30, 2024 by collateral/strategy type.
Table 8.5 – Residential Investor Loans Collateral/Strategy Type

September 30, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL(1)
(Dollars in Thousands)
Term
Single family rental	$85,307	$2,163,862	$—	$—
Multifamily	98,051	626,893	—	—
Bridge
Renovate / Build for Rent ("BFR")(2)	—	—	575,782	279,820
Single Asset Bridge ("SAB")(3)	—	—	90,678	171,489
Multifamily(4)	—	—	664,060	147,903
Third-Party Originated	—	—	6,247	1,055
Total Residential Investor Loans	$183,358	$2,790,755	$1,336,767	$600,267
(1)The fair value of the loans held by consolidated CAFL Term entities and one CAFL Bridge entity were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable in accordance with the accounting guidance for CFEs.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(3)Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
(4)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Loan Modifications
We may amend or modify a loan depending on the loan's specific facts and circumstances. These loan modifications typically include amendments and restructuring and include terms such as additional time for the borrower to refinance or sell the collateral property, interest rate reductions and/or deferral of scheduled principal and/or interest payments. In some instances, a loan amendment or restructuring may bring the loan out of delinquent status. In other instances, including in the case of Build for Rent ("BFR") loans, a loan modification may amend the project's underlying budget (including allocation of hard/soft costs, interest reserves and other items) or construction or completion milestones, if warranted, based on progress versus the initial budget. Because they finance the construction of rental housing, many BFR projects do not generate net operating income until the later stages of the loan term. As such, BFR loans are sized to include allocations for interest expense as well as construction costs and other standard budget items. In exchange for a modification, we may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a capital infusion to replenish interest or capital improvement reserves and/or termination of all or a portion of the remaining unfunded loan commitment.
The fair value of residential investor bridge loans of $1.91 billion at September 30, 2024 declined from $2.10 billion at December 31, 2023. Changes in the fair value of these loans during the three months ending September 30, 2024 primarily reflect principal repayments and reductions in the fair values for non-accrual bridge loans and certain modified bridge loans since the fourth quarter of 2023. For the three months ending September 30, 2024, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $228 million. Of this balance, loans with reductions in contractual interest rates (including, in certain cases, deferrals of interest) had an aggregate unpaid principal balance of $113 million, and an aggregate fair value of $111 million at September 30, 2024. The modification terms on these loans involved conversions of the contractual interest rates on the loans from floating to fixed and/or deferrals of a portion of the stated pay rate to an extended date or to maturity. In the third quarter of 2024, modifications on these loans maintained a weighted average contractual interest rate of approximately 10.49%, of which 4.86% represented deferred interest.
In addition, for the three months ending September 30, 2024, we modified two BFR loans with a total aggregate unpaid principal balance of $116 million and an aggregate fair value of $115 million, respectively, at September 30, 2024, that had previously been modified in 2024. The previous modifications on these loans amended the interest rate to a combination of current pay and deferred interest. During the three months ending September 30, 2024, the modifications on these loans amended the allocation of loan commitments between hard and soft costs, interest expense and other expenses, provided maturity extensions of 16-19 months (subject to mandatory partial repayments during the loan term), and established a hard lockbox and funding of interest reserves to cover debt service shortfalls.
Nonaccrual Loans
Interest income is accrued on loans in the period the coupon interest is contractually earned until such time a loan is placed on non-accrual status.
A loan is placed on non-accrual status when it is probable that all principal and interest due under the contractual terms will not be collected and a loan is past due more than 90 days. At the time a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis when it is received. A loan remains on non-accrual status until the loan balance is deemed collectible or until such time the loan qualifies to be placed back on accrual status. Generally, a loan is placed back on accrual status when the loan becomes contractually current or the collection of past due and future payments is reasonably assured either through reinstatement by the borrower, estimated net equity in the underlying real estate property or both.
At September 30, 2024 and December 31, 2023, residential investor loans with an aggregate unpaid principal balance of $364 million and $340 million, respectively, and an aggregate fair value of $320 million and $312 million, respectively, were on non-accrual status. Of this balance, loans with an aggregate unpaid principal balance of $215 million and $207 million were less than 90 days past due (including loans that were contractually current) as of September 30, 2024 and December 31, 2023, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at September 30, 2024 and December 31, 2023.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	September 30, 2024	December 31, 2023
Trading	$128,780	$40,424
Available-for-sale	205,361	87,373
Total Real Estate Securities	$334,141	$127,797
Our real estate securities include mortgage-backed securities, which are classified in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Mezzanine securities are interests that are generally subordinate to senior securities in their rights to receive cash flows, and have subordinate securities below them that are first to absorb losses. Subordinate securities are all interests below mezzanine. Nearly all of our residential securities are supported by collateral that was designated as prime at the time of issuance.
Refer to Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information and our accounting policies for our trading and available-for-sale real estate securities.
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities generally include both residential and multifamily mortgage-backed interest-only and subordinate securities. Refer to Note 6 for further information on the inputs into the fair valuation of our real estate trading securities.
AFS Securities
The following tables present the detail of our AFS securities, by position and collateral type, at September 30, 2024 and December 31, 2023.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

September 30, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$32,217	$34,143	$114,181	$180,541
Gross unrealized gains	139	916	28,945	30,000
Gross unrealized losses	—	—	(4,313)	(4,313)
Allowance for credit losses	—	—	(867)	(867)
Total Carrying Value	$32,356	$35,059	$137,946	$205,361

December 31, 2023
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$—	$—	$79,635	$79,635
Gross unrealized gains	—	—	16,973	16,973
Gross unrealized losses	—	—	(6,753)	(6,753)
Allowance for credit losses	—	—	(2,482)	(2,482)
Total Carrying Value	$—	$—	$87,373	$87,373

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 9. Real Estate Securities - (continued)

September 30, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$32,356	$32,178	$38,208	$102,742
Multifamily securities	—	2,881	4,504	7,385
Sequoia securities	—	—	95,234	95,234
Total Fair Value	$32,356	$35,059	$137,946	$205,361

December 31, 2023
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$—	$—	$3,971	$3,971
Multifamily securities	—	—	4,460	4,460
Sequoia securities	—	—	78,942	78,942
Total Fair Value	$—	$—	$87,373	$87,373
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. During the nine months ended September 30, 2024, we did not sell any AFS securities. During the nine months ended September 30, 2023, we realized gains of $2 million on sales of AFS securities. During the three and nine months ended September 30, 2024, we had $7 million and $17 million of net unrealized gains on AFS securities, respectively.
At September 30, 2024, we had $46 million of AFS securities with contractual maturities less than five years, $5 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at September 30, 2024 and December 31, 2023.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
September 30, 2024	$15,077	$(44)	$20,809	$(4,269)
December 31, 2023	2,374	(128)	27,299	(6,625)
At September 30, 2024, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheets included 88 AFS securities, of which 14 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2023, our consolidated balance sheets included 66 AFS securities, of which 21 were in an unrealized loss position and 19 were in a continuous unrealized loss position for 12 consecutive months or longer.
Allowance for Credit Losses
Credit impairments on our available-for-sale securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position. At September 30, 2024, our allowance for credit losses related to our AFS securities was $0.9 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and nine months ended September 30, 2024.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
(In Thousands)
Beginning balance allowance for credit losses	$1,339	$2,482
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	25	25
Additional increases (or decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(497)	(1,640)
Reduction to allowance for securities sold during the period	—	—
Ending balance of allowance for credit losses	$867	$867
Note 10. Home Equity Investments (HEI)
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
The following table presents our HEI at September 30, 2024 and December 31, 2023.
Table 10.1 – Home Equity Investments

(In Thousands)	September 30, 2024	December 31, 2023
HEI at Redwood	$255,521	$244,719
HEI held at consolidated HEI securitization entities	334,559	305,717
Total Home Equity Investments	$590,080	$550,436
The following table details our HEI activity during the three and nine months ended September 30, 2024 and 2023.
Table 10.2 – Activity of HEI

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$460	$—	$113	$—
Net market valuation gains (losses) recorded	5,812	19,408	9,290	4,212

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$1,066	$—	$25,626	$—
Net market valuation gains (losses) recorded	23,618	51,861	21,598	8,418
The following table provides the components of HEI income, net for the three and nine months ended September 30, 2024 and 2023, and reflect net market valuation gains (losses) recorded on HEI at Redwood and on securitized HEI, net of the third party and non-controlling interests in the HEI securitizations that are not owned by Redwood.
Table 10.3 – Components of HEI Income, net

(In Thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net market valuation gains recorded on HEI at Redwood	$5,812	$9,291
Net market valuation gains recorded on Securitized HEI	19,407	4,212
Net market valuation (losses) recorded on ABS Issued from HEI securitizations(1)	(5,964)	(1,512)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(8,604)	(1,732)
Total HEI income, net	$10,651	$10,259

(In Thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net market valuation gains recorded on HEI at Redwood	$23,618	$21,599
Net market valuation gains recorded on Securitized HEI	51,859	8,418
Net market valuation (losses) recorded on ABS Issued from HEI securitizations(1)	(18,845)	(3,274)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(21,111)	(3,298)
Total HEI income, net	$35,521	$23,445
(1)Amount includes interest expense associated with ABS issued, which totaled $3 million and $9 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023 amount includes interest expense associated with ABS issued, which totaled $1 million and $3 million, respectively.
Note 11. Other Investments
Other Investments at September 30, 2024 and December 31, 2023 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	September 30, 2024	December 31, 2023
Servicer advance investments, at fair value	$212,446	$225,345
Strategic investments, at carrying value	66,054	53,147
Strategic investments, at fair value	2,960	2,960
Excess MSRs, at fair value	33,491	37,367
MSRs, at fair value	26,594	24,877
Other, at fair value	92	234
Total Other Investments	$341,637	$343,930

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 11. Other Investments - (continued)
We account for our Servicer advance investments, Strategic investments, Excess MSRs and MSRs at fair value. Refer to Note 6 for further information on the inputs into the fair valuation of these components. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding these components and related transactions.
Income from Other Investments for the three and nine months ended September 30, 2024 are summarized in the following table.
Table 11.2 – Components of Income From Other Investments, net (1)

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2024	September 30, 2024
Service Advance Investments:
Other interest income	$4,435	$14,301
Investment fair value changes, net	(2,725)	8,252
Strategic Investments:
Other income, net	(52)	(997)
Investment fair value changes, net	(236)	(1,036)
Excess MSRs:
Other interest income	3,192	9,815
Investment fair value changes, net	(1,263)	(3,876)
MSRs:
Other income, net	251	8,025
Total Other Investments Income, Net	$3,602	$34,484
(1)Market valuation gains (losses) on Other investments accounted for under the fair value option are recorded in Investment fair value changes, net. All other market valuation gains (losses) on Other investments are recorded in Other income, etc.
Strategic Investments
At September 30, 2024, we have investments in private companies, including investments through our RWT Horizons venture investment platform, with a total carrying value of $69 million. Depending on the terms of the investments, we may account for these investments under the fair value option or as non-marketable equity securities under the equity method of accounting or the measurement alternative available for such securities under US GAAP. Refer to Note 3 and Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding these investments.
In the second quarter of 2023, we established a joint venture with an institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. At September 30, 2024, the carrying value of our investment in the joint venture was $6 million. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. For both the three and nine months ended September 30, 2024, we recognized net equity method earnings of $0.1 million and $0.3 million, respectively, through Other income, net in our Consolidated statements of income.
In the first quarter of 2024, we established a joint venture with another institutional investment manager to invest in residential investor bridge and term loans originated by us. At September 30, 2024, the carrying value of our investment in the joint venture was $16 million. We account for our investment in the joint venture under the equity method of accounting as we have a minority non-controlling interest approximating 20% across both Redwood's direct equity capital contribution to joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio, but we are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. We recognized net equity method earnings of $1 million for both the three and nine months ended September 30, 2024, through Other income, net in our Consolidated statements of income.
See Note 8 for further information on residential bridge loans sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 12. Derivative Financial Instruments
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. We account for our derivative contracts, including loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") qualifying as derivatives under GAAP, at fair value. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2024, we assessed this risk as remote and did not record an associated specific valuation adjustment. At September 30, 2024, we were in compliance with our derivative counterparty ISDA agreements.
The following table presents the fair value and notional amount of our derivatives at September 30, 2024 and December 31, 2023.
Table 12.1 – Fair Value and Notional Amount of Derivatives

	September 30, 2024		December 31, 2023
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$—	$—	$1,742	$50,000
TBAs	195	125,000	952	385,000
Interest rate futures	5,622	715,900	—	—
Swaptions	70,151	6,295,000	—	—
Assets - Other Derivatives
LPCs and IRLCs	2,965	638,536	11,518	216,194
Total Assets(1)	$78,933	$7,774,436	$14,212	$651,194

Liabilities - Risk Management Derivatives
TBAs	$—	$—	$(27,020)	$1,405,000
Interest rate futures	(4,143)	1,076,400	(3,394)	141,500
Liabilities - Other Derivatives
Loan purchase commitments	(3,834)	701,770	(3,414)	430,983
Total Liabilities(1)	$(7,977)	$1,778,170	$(33,828)	$1,977,483
Total Derivatives, Net (1)	$70,956	$9,552,606	$(19,616)	$2,628,677
(1)     For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.
The following table presents the market valuation gains and losses on our derivatives for the three and nine months ended September 30, 2024.
Table 12.2 – Market Valuation Gains (Losses) on Derivatives

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
(In Thousands)
Risk Management Derivatives (1)	$27,419	$27,556
LPCs and IRLCs (2)	9,801	11,331
Market Valuation Gains (Losses) on Derivatives	$37,220	$38,887
(1)Market valuation gains (losses) on risk management derivatives used to manage the mark-to-market risks associated with our Mortgage Banking operations are recorded in Mortgage banking activities, net and market valuation gains (losses) on all other derivatives are recorded in Investment fair value changes, net on our consolidated statements of income.
(2)Market valuation gains (losses) on LPCs and IRLCs are recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 12. Derivative Financial Instruments - (continued)
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $65 million and $68 million at September 30, 2024 and December 31, 2023, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For each of the three and nine months ended September 30, 2024 and 2023, we reclassified $1 million and $3 million of realized net losses from Accumulated other comprehensive loss into Interest expense, respectively. As of September 30, 2024, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Note 13. Offsetting Assets and Liabilities
Certain of our derivatives and debt obligations are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our balance sheets. However, we do not elect to report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding our master netting arrangements.
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at September 30, 2024 and December 31, 2023.
Table 13.1 – Offsetting of Financial Assets, Liabilities, and Collateral

(In Thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2024 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$70,151	$—	$70,151	$—	$(70,151)	$—
TBAs	195	—	195	—	(195)	—
Futures	5,622	—	5,622	(3,880)	—	1,742
Total Assets	$75,968	$—	$75,968	$(3,880)	$(70,346)	$1,742

Liabilities (2)
Futures	$(4,143)	$—	$(4,143)	$3,880	$263	$—
Loan warehouse debt	(679,080)	—	(679,080)	679,080	—	—
Total Liabilities	$(683,223)	$—	$(683,223)	$682,960	$263	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 13. Offsetting Assets and Liabilities - (continued)

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
Note 14. Other Assets and Liabilities
Other Assets
Other assets at September 30, 2024 and December 31, 2023 are summarized in the following table.
Table 14.1 – Components of Other Assets

(In Thousands)	September 30, 2024	December 31, 2023
Accrued interest receivable	$103,035	$69,072
Real estate owned	94,598	93,599
Investment receivable	67,576	67,302
Deferred tax asset	40,116	40,115
Margin receivable	27,090	33,414
Goodwill	23,373	23,373
Intangible assets	21,252	28,462
Operating lease right-of-use assets	9,759	12,532
Fixed assets and leasehold improvements (1)	6,140	7,829
Other	34,748	27,246
Total Other Assets	$427,687	$402,944
(1)Fixed assets and leasehold improvements had a basis of $18 million and accumulated depreciation of $12 million at September 30, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 14. Other Assets and Liabilities - (continued)
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Freddie Mac SLST, and CAFL entities during the three and nine months ended September 30, 2024.
Table 14.2 – REO Activity

	Three Months Ended September 30, 2024
(In Thousands)	Bridge (1)	Freddie Mac SLST	Term at CAFL	Total
Balance at beginning of period	$86,092	$2,527	$11,266	$99,885
Transfers to REO	—	967	—	967
Liquidations (2)	(1,606)	(733)	(5)	(2,344)
Changes in fair value, net (2)	(3,992)	82	—	(3,910)
Balance at End of Period	$80,494	$2,843	$11,261	$94,598

	Nine Months Ended September 30, 2024
(In Thousands)	Bridge (1)	Freddie Mac SLST	Term at CAFL	Total
Balance at beginning of period	$87,757	$3,158	$2,684	$93,599
Transfers to REO	3,951	2,267	8,582	14,800
Liquidations (2)	(1,733)	(3,067)	(5)	(4,805)
Changes in fair value, net (2)	(9,481)	485	—	(8,996)
Balance at End of Period	$80,494	$2,843	$11,261	$94,598
(1)Includes REO held at Redwood and within consolidated CAFL Bridge securitization entities.
(2)For the three and nine months ended September 30, 2024, REO market valuation adjustments and liquidations resulted in net valuation losses of $4 million and $9 million, respectively, which were recorded in Investment fair value changes, net on our consolidated statements of income

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 14. Other Assets and Liabilities - (continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2024 and December 31, 2023 are summarized in the following table.
Table 14.3 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2024	December 31, 2023
Payable to noncontrolling interests	$104,444	$81,177
Margin payable	74,378	350
Accrued interest payable	74,097	52,755
Accrued compensation	31,294	28,140
Operating lease liabilities	11,707	14,725
Accrued operating expenses	11,308	5,527
Accrued taxes payable	11,166	—
Current accounts payable	6,504	4,992
Unsettled trades	4,107	—
Guarantee obligations	3,753	5,781
Residential consumer loan and MSR repurchase reserve	3,556	4,700
Bridge loan holdbacks (1)	2,148	2,059
Preferred stock dividends payable	1,478	1,478
Other	35,547	15,119
Total Accrued Expenses and Other Liabilities	$375,487	$216,803
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Legal and Repurchase Reserves
See Note 18 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 15 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at September 30, 2024, the carrying value of their interests was $24 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three and nine months ended September 30, 2024, we allocated $26 thousand and $4 million of income to the co-investors, respectively, recorded in Other expenses on our consolidated statements of income.
Additionally, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investors' interests in the HEI securitization entities as liabilities, and at September 30, 2024, the carrying value of their interests was $81 million, representing the fair value of their economic interests in the beneficial interests issued by the HEI entities. During the three and nine months ended September 30, 2024, the investors' share of earnings, net from their retained interests was $9 million and $21 million, respectively, recorded through HEI income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 15. Principles of Consolidation
In the normal course of business, we enter into certain types of transactions with entities that are considered to be VIEs. The Company's primary involvement with VIEs has been related to its securitization transactions in which it transfers assets to securitization vehicles. We primarily securitize our acquired and originated loans, which provides a source of funding and has enabled us to transfer a certain portion of economic risk on loans or related debt securities to third parties. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and is required to consolidate the VIE. See Note 2 for further information on our accounting policies regarding our Principles of consolidation.
The GAAP principles we apply require us to reassess our requirement to consolidate VIEs each quarter and therefore our determination may change based upon new facts and circumstances pertaining to each VIE. This could result in a material impact to our consolidated financial statements during subsequent reporting periods.
Analysis of Consolidated VIEs
For certain of our consolidated VIEs, we have elected to account for the assets and liabilities of these entities pursuant to the measurement alternative available to CFEs. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests we own in the entity.
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at fair value or amortized cost. These include two CAFL bridge loan securitizations and a Freddie Mac SLST re-securitization for which the ABS are accounted at amortized cost and a Sequoia re-securitization completed during the third quarter of 2024 for which the ABS are accounted at fair value. See Note 16 for additional information regarding the Sequoia re-securitization.
The following table presents a summary of the assets and liabilities of our consolidated VIEs.
Table 15.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2024	Sequoia(2)	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$8,476,004	$—	$1,318,806	$—	$—	$—	$9,794,810
Residential investor loans, held-for-investment	—	3,269,215	—	—	—	—	3,269,215
Consolidated Agency multifamily loans	—	—	—	425,648	—	—	425,648
Real estate securities	83,229	—	—	—	—	—	83,229
Home equity investments	—	—	—	—	—	334,559	334,559
Other investments	—	—	—	—	241,885	—	241,885
Cash and cash equivalents	—	—	—	—	24,632	—	24,632
Restricted cash	145	16,838	—	—	14,011	6,247	37,241
Accrued interest receivable	39,461	18,328	4,584	1,251	775	—	64,399
Other assets	—	25,440	2,843	—	8,357	414	37,054
Total Assets	$8,598,839	$3,329,821	$1,326,233	$426,899	$289,660	$341,220	$14,312,672
Short-term debt	$—	$—	$—	$—	$155,986	$—	$155,986
Accrued interest payable	35,096	9,455	4,161	1,125	356	—	50,193
Accrued expenses and other liabilities	1,263	7,683	—	—	38,994	80,863	128,803
Asset-backed securities issued	8,336,670	2,870,257	1,207,186	391,193	—	214,209	13,019,515
Total Liabilities	$8,373,029	$2,887,395	$1,211,347	$392,318	$195,336	$295,072	$13,354,497

Value of our investments in VIEs(1)	$222,631	$440,160	$114,463	$34,455	$94,324	$46,148	$952,181
Number of VIEs	52	21	3	1	3	2	82

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
(1)The value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At September 30, 2024 and December 31, 2023, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election were $339 million and $323 million, respectively, and the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $26 million and $22 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. At September 30, 2024 and December 31, 2023, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $268 million and $274 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.
(2)Additionally, the ABS from a Sequoia re-securitization completed during the third quarter of 2024 are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at September 30, 2024). At September 30, 2024, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $332 million, with the difference in value of our investments in these VIEs reflected in the September 30, 2024 table above representing $194 million of ABS issued at fair value.
Unconsolidated VIEs with Continuing Involvement
We have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2024, and accounted for these transfers as sales for financial reporting purposes, in accordance with GAAP. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 15. Principles of Consolidation - (continued)
The following table presents additional information at September 30, 2024 and December 31, 2023, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 15.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2024	December 31, 2023
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$33,743	$31,690
Subordinate securities, classified as AFS	95,234	78,942
Mortgage servicing rights	11,401	10,885
Maximum loss exposure (1)	$140,378	$121,517
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
Note 16. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 15 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at September 30, 2024 and December 31, 2023, along with other selected information, are summarized in the following table.
Table 16.1 – Asset-Backed Securities Issued

	September 30, 2024
	Unpaid Principal Balance	Fair Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$8,789,284	$8,336,670	2.67% to 8.51%	2024-2054	52
CAFL	2,602,033	2,568,074	2.74% to 7.89%	2027-2033	18
Freddie Mac SLST	1,092,540	1,053,882	3.50%	2028-2029	2
Freddie Mac K-Series	395,982	391,194	3.41%	2025	1
HEI	215,415	214,209	3.94% to 6.71%	2052-2053	2
ABS Issued at Fair Value	$13,095,254	$12,564,029
CAFL	302,184	302,184	2.31% to 4.35%	2029	2
Freddie Mac SLST	155,977	153,303	7.50%	2059	1
ABS Issued at Amortized Cost	$458,161	$455,487
Total ABS Issued	$13,553,415	$13,019,516

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 16. Asset-Backed Securities Issued - (continued)

	December 31, 2023
	Unpaid Principal Balance	Fair Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$5,151,646	$4,568,660	2.67% to 6.66%	2024-2053	42
CAFL	2,987,825	2,879,913	2.69% to 7.89%	2027-2033	19
Freddie Mac SLST	1,147,111	1,088,225	3.50%	2028-2029	2
Freddie Mac K-Series	402,400	391,977	3.55%	2025	1
HEI	233,131	222,488	3.86% to 6.70%	2052-2053	2
ABS Issued at Fair Value	$9,922,113	$9,151,263
CAFL	485,000	483,065	2.34% to 4.36%	2029	2
Freddie Mac SLST	181,546	177,552	7.50%	2059	1
ABS Issued at Amortized Cost	$666,546	$660,617
Total ABS Issued	$10,588,659	$9,811,880
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At September 30, 2024, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 15 for detail on the carrying value components of the collateral for ABS issued and outstanding.
During the third quarter of 2024, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $205 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income (loss) in Investment fair value changes, net. The stated coupon of the ABS issued was approximately 8.5% at issuance, increasing by 3.0% after the payment date occurring in July 2026. The ABS issued are subject to an optional redemption beginning in July 2025 and have a final stated maturity in December 2054. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At September 30, 2024, the collateral for the Sequoia re-securitization trust included $83 million of Sequoia securities we owned from unconsolidated Sequoia securitization trusts as well as $152 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 16.1 above at September 30, 2024. See Note 15 for further information regarding our Principles of consolidation on this trust.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 15 to the Consolidated Financial Statements of our 2023 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 17. Debt Obligations, Net
We enter into loan warehouse facilities, repurchase agreements ("repo"), recourse subordinate securities financings, and other forms of collateralized (and generally uncommitted) borrowings with several banks and major investment banking firms. We use debt to finance the acquisition and/or origination of residential consumer and residential investor mortgage loans (including those we acquire or originate in anticipation of sale or securitization), and to finance investments in securities and other investments. Additionally, we use corporate debt obligations to fund other aspects of our business and operations, including the repurchase of shares of our capital stock.
At September 30, 2024, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding these investments. Refer to Note 14 and Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding our debt obligations.
The following tables summarize our debt obligations at September 30, 2024 and December 31, 2023.
Table 17.1 – Debt Obligations, Net

	September 30, 2024
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value	Facility Capacity	Weighted Average Interest Rate(1)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Warehouse Facilities and Other:
Residential consumer loan warehouse facilities	7	$1,269,512	$1,269,512	$2,675,000	6.69%	10/2024-5/2025	$1,350,551
Residential investor loan warehouse facilities	3	277,536	276,827	900,000	8.29%	6/2025-7/2025	422,636
Real estate securities repurchase facilities	6	185,393	185,393	—	6.45%	10/2024-1/2025	250,416
Residential MSR warehouse facility	1	54,306	54,306	75,000	8.25%	10/2024	80,392
HEI warehouse facility	1	100,302	100,302	150,000	9.52%	11/2024	210,288
Servicer advance financing	1	156,116	155,986	240,000	7.31%	12/2024	212,446

Recourse Subordinate Securities Financing:
CAFL securities (3)	1	269,037	267,833	N/A	7.54%	9/2028	324,874

Long-Term Warehouse Facilities:
Residential Investor Facilities	4	696,671	695,431	1,625,000	8.16%	10/2025-6/2026	987,286

Corporate Debt:
Promissory notes (2) (3)	3	13,663	13,663	—	7.02%	N/A	—
Corporate Secured Revolving Financing Facility	1	150,000	144,281	250,000	10.02%	3/2026	290,320
5.75% exchangeable senior notes (3)	1	156,666	155,772	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	207,410	203,525	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,848	N/A	7.77%	1/2037, 7/2037	N/A
9.125% Senior Notes (3)	1	60,000	57,776	N/A	9.13%	3/2029	N/A
9.0% Senior Notes (3)	1	85,000	81,991	N/A	9.00%	9/2029	N/A
Total Debt Obligations		$3,821,112	$3,801,446				$4,129,209

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 17. Debt Obligations, Net - (continued)

	December 31, 2023
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value	Facility Capacity	Weighted Average Interest Rate(1)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Warehouse Facilities and Other:
Residential consumer loan warehouse facilities	4	$796,537	$796,537	$1,150,000	7.27%	2/2024-12/2024	$907,742
Residential investor loan warehouse facilities	2	71,851	71,719	455,000	8.14%	5/2024-6/2024	95,225
Real estate securities repurchase facilities	3	82,622	82,622	—	7.01%	1/2024-3/2024	122,110
Residential MSR warehouse facility	1	47,858	47,858	50,000	8.60%	10/2024	76,560
HEI warehouse facility	1	122,659	122,659	150,000	9.89%	8/2024	237,973
Servicer advance financing	1	154,369	153,654	240,000	7.71%	12/2024	225,345

Recourse Subordinate Securities Financings:
Sequoia securities (3)	1	124,552	124,552	N/A	7.21%	9/2024	175,096
CAFL securities 1 (3)	1	101,228	101,228	N/A	5.71%	2/2025	124,793
CAFL securities 2 (3)	1	57,982	57,982	N/A	4.75%	6/2026	112,813

Long Term Warehouse Facilities:
Residential Investor Facilities	6	1,023,384	1,021,708	2,350,000	8.14%	3/2025-12/2026	1,327,907

Corporate Debt:
Promissory notes (2) (3)	3	16,063	16,063	N/A	6.97%	N/A	—
5.625% convertible senior notes (3)	1	142,977	142,558	N/A	5.63%	7/2024	N/A
5.75% exchangeable senior notes (3)	1	156,666	155,138	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	210,910	206,032	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,813	N/A	7.90%	1/2037, 7/2037	N/A
Total Debt Obligations		$3,249,158	$3,239,123				$3,405,564
(1)Variable rate borrowings are based on 1- or 3-month AMERIBOR or SOFR, plus an applicable spread.
(2)Promissory notes payable on demand to lender with 90-day notice.
(3)Borrowing has a fixed interest rate at period end.
During the three months ended September 30, 2024, we terminated two recourse subordinate financing facilities entered into in 2020 and 2021, and entered into a new recourse subordinate financing facility providing non-marginable debt financing of certain securities retained from our consolidated CAFL securitizations. This financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 7.54% through September 2027, increasing to 10.54% from October 2027 through September 2028. This financing facility may be terminated at our option, beginning in September 2026, and has a final stated maturity in September 2028.
In March 2024, we entered into a corporate secured revolving financing facility to provide non-marginable recourse debt financing secured by previously unencumbered assets, such as retained Residential Consumer and Residential Investor subordinate securities and other investments, as well as equity in certain operating subsidiaries. This facility has a capacity of $250 million and a two-year term, with a one-year extension option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 17. Debt Obligations, Net - (continued)

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
During the three months ended September 30, 2024, we repaid our 5.625% convertible senior notes and our Sequoia recourse subordinate securities financing in full.
During the nine months ended September 30, 2024, we repurchased $4 million par value of our 7.75% convertible senior notes at a discount and recorded a gain on extinguishment of $0.1 million in Realized gains, net on our consolidated statements of income.
Note 18. Commitments and Contingencies
Lease Commitments
At September 30, 2024, we were obligated under eight non-cancelable operating leases with expiration dates through 2031 for $13 million of cumulative lease payments. For both the nine-months ended September 30, 2024 and 2023, our operating lease expense was $4 million, respectively.
During the three and nine months ended September 30, 2024, we entered into one new office lease with a lease term of greater than one year. This lease has aggregate total lease payments of $3 million and a lease term of five years commencing on the later of March 1, 2025 or the completion of certain improvements and renovations provided by the landlord.
At September 30, 2024, our operating lease liabilities were $12 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $10 million, which were a component of Other assets.
Commitment to Fund Residential Investor Bridge Loans
As of September 30, 2024, we had commitments to fund up to $429 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At September 30, 2024, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three and nine months ended September 30, 2024, we recorded net market valuation income of $0.5 million and a net market valuation expense of $1 million, respectively, related to this liability through Investment of fair value changes, net and on our consolidated statements of income.
Commitment to Fund Joint Ventures
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $100 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At September 30, 2024, we had contributed $15 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At September 30, 2024, we had contributed $5 million of capital to the joint venture.
For additional information related to our commitments and contingencies, see Note 17 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 18. Commitments and Contingencies - (continued)
Loss Contingencies — Repurchase Reserves
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential consumer and residential investor loans we have sold to securitization trusts or third parties and for conforming residential consumer loans associated with MSRs that we have purchased from third parties. We do not originate residential consumer loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation. As of September 30, 2024, we were not aware of any material unsettled repurchase claims.
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
Note 19. Equity
The following tables provide a summary of changes to Accumulated other comprehensive income (loss) by component for three and nine months ended September 30, 2024 and 2023.
Table 19.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$18,786	$(66,118)	$(47,332)	$8,165	$(70,256)	$(62,091)
Other comprehensive income (loss) before reclassifications	7,373	—	7,373	(3,921)	—	(3,921)
Amounts reclassified from other accumulated comprehensive income (loss)	(472)	1,040	568	234	1,040	1,274
Net current-period other comprehensive income (loss)	6,901	1,040	7,941	(3,687)	1,040	(2,647)
Balance at End of Period	$25,687	$(65,078)	$(39,391)	$4,478	$(69,216)	$(64,738)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$10,219	$(68,176)	$(57,957)	$3,435	$(72,303)	$(68,868)
Other comprehensive income before reclassifications	17,083	—	17,083	398	—	398
Amounts reclassified from other accumulated comprehensive income (loss)	(1,615)	3,098	1,483	645	3,087	3,732
Net current-period other comprehensive income (loss)	15,468	3,098	18,566	1,043	3,087	4,130
Balance at End of Period	$25,687	$(65,078)	$(39,391)	$4,478	$(69,216)	$(64,738)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 19. Equity - (continued)
The following tables provide a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.
Table 19.2 – Reclassifications Out of Accumulated Other Comprehensive Loss

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2024	2023
Net Realized Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(472)	$(66)
Loss (gain) on sale of AFS securities	Realized gains, net	—	300
		$(472)	$234
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,040	$1,040
		$1,040	$1,040

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2024	2023
Net Realized (Gain) Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(1,615)	$33
Loss (gain) on sale of AFS securities	Realized gains, net	—	612
		$(1,615)	$645
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$3,098	$3,087
		$3,098	$3,087
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the nine months ended September 30, 2024, we did not issue any shares of common stock under this program. At September 30, 2024, the remaining share issuance capacity under this program was approximately $50 million.
Preferred Stock
In January 2023, Redwood issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the three and nine months ended September 30, 2024, the Company declared preferred stock dividends of $0.625 and $1.8750 per preferred share, respectively. At September 30, 2024, preferred dividends payable totaling $1 million for the third quarter 2024 dividend were included in Accrued expenses and other liabilities and were payable on October 15, 2024 to preferred stockholders of record on October 1, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 19. Equity - (continued)
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended September 30, 2024, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At September 30, 2024, approximately six million shares remained outstanding for future offerings under this plan.
Common Stock Warrants
In conjunction with establishing the joint venture with an institutional investment manager in March 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the “First Tranche Warrants”); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the “Second Tranche Warrants” and together with the First Tranche Warrants, the “Warrants”). The First Tranche Warrants are exercisable from March 18, 2025 to March 18, 2029. The Second Tranche Warrants will vest upon achievement of specified deployment thresholds related to our joint venture with an institutional investment manager and, if vested, will be exercisable from the date the Second Tranche Warrants vest to March 18, 2029. The initial strike price of the Warrants is $7.76. The Warrants also contain a mandatory exercise provision, exercisable at Redwood’s option upon satisfaction of specified conditions, including the trading price of Redwood’s common stock exceeding a specified premium to the exercise price. Exercises of any Warrants will be settled on a net basis.
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
Note 20. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2024 and 2023.
Table 20.1 – Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2024	2023	2024	2023
Basic Earnings (Loss) per Common Share:
Net income (loss) available related) to common stockholders	$13,076	$(32,560)	$55,365	$(28,244)
Less: Dividends and undistributed earnings allocated to participating securities	(1,088)	(792)	(3,116)	(3,072)
Net income (loss) available (related) to common stockholders	$11,988	$(33,352)	$52,249	$(31,316)
Basic weighted average common shares outstanding	132,218,180	115,465,977	131,969,039	114,381,548
Basic Earnings (Loss) per Common Share	$0.09	$(0.29)	$0.40	$(0.27)
Diluted Earnings (Loss) per Common Share:
Net income (loss) available (related) to common stockholders	$13,076	$(32,560)	$55,365	$(28,244)
Less: Dividends and undistributed earnings allocated to participating securities	(1,088)	(792)	(3,116)	(3,072)
Net income (loss) available (related) to common stockholders	$11,988	$(33,352)	$52,249	$(31,316)
Weighted average common shares outstanding	132,218,180	115,465,977	131,969,039	114,381,548
Net effect of dilutive equity awards	139,517	—	49,122	—
Net effect of assumed convertible notes conversion to common shares	—	—	—	—
Diluted weighted average common shares outstanding	132,357,697	115,465,977	132,018,161	114,381,548
Diluted Earnings (Loss) per Common Share	$0.09	$(0.29)	$0.40	$(0.27)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 20. Earnings per Common Share - (continued)
We included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights, in the calculations of basic and diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.
During the three and nine months ended September 30, 2024 and 2023, none of our convertible or exchangeable senior notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible and exchangeable senior notes due in 2024 and 2025, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three and nine months ended September 30, 2024, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For the three and nine months ended September 30, 2024, 29,335,176 and 33,167,991 of common shares, respectively, related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2023, 40,763,478 and 43,910,345 of common shares, respectively, related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2024, the number of outstanding equity awards that were antidilutive totaled 19,032 and 61,569 common shares, respectively. For the three and nine months ended September 30, 2023, the number of outstanding equity awards that were antidilutive totaled 24,539 and 81,267 common shares, respectively.
For additional information regarding EPS, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 21. General and Administrative Expenses
Components of our general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Fixed compensation expense (1)	$12,847	$12,579	$42,177	$40,724
Long-term incentive award expense (2)	7,839	5,013	21,664	19,192
Annual variable compensation expense	6,631	3,383	13,599	10,575
Systems and consulting	3,398	3,108	9,853	9,074
Office costs	1,720	2,131	5,878	6,460
Accounting and legal	1,087	1,307	3,093	3,402
Corporate costs	865	959	2,722	2,845
Other	1,621	1,217	4,875	3,785
Total General and Administrative Expenses	$36,008	$29,697	$103,861	$96,057
(1)Includes $2 million and $2 million of severance and transition-related expenses for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes $1 million of equity amortization expense related to employee terminations for both the nine months ended September 30, 2024 and 2023. For the three months ended September 30, 2024 and 2023, long-term incentive award expense included $4 million and $3 million of

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 22. General and Administrative Expenses - (continued)
expense, respectively, for awards settleable in shares of our common stock, and $3 million and $2 million of expense, respectively, for awards settleable in cash. For the nine months ended September 30, 2024 and 2023, long-term incentive award expense included $16 million and $14 million of expense, respectively, for awards settleable in shares of our common stock, and $6 million and $5 million of expense, respectively, for awards settleable in cash.
For additional information related to cash-settled, long-term incentive awards, see Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Note 22. Taxes
The Company's effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and REIT GAAP income not subject to federal income tax.
The Company's effective tax rate was 17.2% and (2.8)% for the three months ended September 30, 2024 and 2023.
We assessed our tax positions for all open tax years (i.e., Federal, 2020 to 2024, and State, 2019 to 2024) at September 30, 2024 and December 31, 2023, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
As of September 30, 2024, the Company has a valuation allowance of $117 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $40 million at September 30, 2024, as it believes it is more likely than not that the net deferred tax assets will be realized.
Note 23. Subsequent Events
In October 2024, we issued $40 million of 7.75% Convertible Senior Notes due in 2027 in a private offering, resulting in net proceeds to us of approximately $38 million. We issued these Notes through a reopening of our 7.75% Convertible Senior Notes due in 2027, which the Company originally issued in June 2022. The proceeds from the October 2024 issuance were primarily used to repurchase approximately $33 million of the principal balance of our outstanding Exchangeable Senior Notes due in 2025, which mature in October 2025.

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2024 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market; (iii) statements related to our investment portfolio, including that there remains potential upside in our portfolio through market discount, that at September 30, 2024, our securities portfolio had approximately $2.09 per share of net discount to par, and statements regarding target returns on capital deployment opportunities; (iv) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2024 and at September 30, 2024, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vi) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2024; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
The three-month period ended September 30, 2024 represented continued progress across our strategic goals, including those we outlined at our Investor Day earlier this year. We recently increased our common dividend for the first time since 2021 – up 6.25% to $0.17 per share for the third quarter 2024 – reflecting continued growth in our operating activities. Our combined mortgage banking returns were the highest in over three years, as each business unlocked operating leverage to achieve strong performance. We delivered a total economic return of 2.1% on the quarter inclusive of our common dividend.1 Our securities within our Investment Portfolio also maintained embedded upside to continued strong credit performance and a rally in rates, with a $2.09 per share net discount to par at September 30, 2024.
Balance sheet optimization remained a focus during the third quarter. We unlocked incremental capital through two non-marginable refinancings secured by seasoned bonds from our Sequoia and CAFL issuance platforms. This work facilitated $157 million of capital deployed during the quarter, a high-water mark for the year. Combined with other measures to reduce or extend our debt outstanding, the amount of our debt maturing between now and year-end 2026 is approximately 75% lower from December 31, 2023.
Our mortgage banking activities for the three-month period ended September 30, 2024 played a pivotal role in driving overall performance, with GAAP contribution from these businesses tripling versus the second quarter. Higher Residential Consumer Mortgage Banking income was a result of lower rates, strategic positioning for interest rate volatility and spread tightening on our securitizations throughout the quarter. Given the slower activity in July, we continued to benefit from deeper penetration with banking partners on both current production and seasoned portfolios. As portfolio lending from a handful of banks ticked up during the third quarter of 2024, we believe our competitive advantages, particularly our products and distribution channels, continue to position Redwood as the natural take-out for non-Agency mortgages across our seller network. With over 200 sellers now onboarded, we have locked loans with almost 80% of our seller base this year.
As was the case with the broader market, we also observed a brief uptick in refinance activity in the third quarter of 2024 as mortgage rates fell. With benchmark interest rates now meaningfully higher than prior to September’s Federal Open Market Committee announcement, that refinance window in September may have been short-lived, but is evidence that homeowners and originators alike are ready to transact once a more durable reprieve from higher rates emerges.
We priced three Sequoia ("SEMT") securitizations during the third quarter, bringing our year-to-date total through the end of September to nine securitizations backed by over $4 billion of mortgage loan collateral. We have maintained a reliable monthly securitization cadence that promotes strong execution levels, a measure of contrast with other market participants that issue more episodically. To that point, we have continued to be active on the distribution front in the fourth quarter of 2024, in October alone distributing $1.5 billion of jumbo collateral through a combination of securitizations and whole loan sales. We have prioritized getting ahead of any potential volatility on the horizon, and these efforts continue to set us apart and place Redwood as a leading non-bank issuer of securitized jumbo collateral.
In addition to the absolute level of mortgage rates, the shape of the Treasury yield curve also plays a big part in how our market operates. The curve is now positively sloped — with the yield on the 10-year Treasury exceeding that of the 2-year Treasury, providing an opportunity to profitably aggregate and securitize hybrid adjustable-rate mortgage (“ARM”) loans. Early in the fourth quarter of 2024, we priced our first hybrid ARM securitization since 2010, backed by a portfolio of seasoned ARMs we acquired in the third quarter of 2024 from a regional bank. Furthering this momentum, at the beginning of October we launched revamped hybrid ARM guidelines to our seller base, with favorable early feedback from both banks and non-banks.
Turning to our Residential Investor business, the three-month period ended September 30, 2024 marked the first full quarter of our newest joint venture with an institutional investment manager. This partnership has allowed us to capitalize on quality origination opportunities while operating our business with less working capital. We funded $458 million of investor loans during the third quarter, roughly flat to the third quarter but with continued growth in our smaller-balance, more liquid products. Most notably, our single-asset bridge (“SAB”) loan originations reached record volumes for the second consecutive quarter. With a healthy pipeline heading into the fourth quarter across our product offerings, we remain focused on deepening our distribution channels and serving a broader array of housing investors, both in our traditional focus areas and in products for which bank participation has declined in recent quarters.
1 Total economic return for the third quarter of 2024 represents the change in book value per common share during the quarter plus dividends declared per common share during the quarter, divided by book value per share at the beginning of the quarter.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results period-over-period for 2024 and 2023. Most tables include a "change" column that shows the amount by which the results from 2024 are greater or less than the results from the respective period in 2023. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2024, compared to the third quarter of 2023 and increases or decreases during the "nine-month periods" refer to the change in results for the first nine months of 2024, compared to the first nine months of 2023.
Consolidated Results of Operations
The following table presents the components of our net income by segments for the three and nine months ended September 30, 2024 and 2023.
Table 1 – Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2024	2023	Change	2024	2023	Change
Net Interest Income From:
Investment portfolio	$32,738	$31,057	$1,681	$92,267	$108,133	$(15,866)
Residential consumer mortgage banking	9,548	1,237	8,311	26,770	615	$26,155
Residential investor mortgage banking	1,769	730	1,039	4,167	1,910	$2,257
Corporate/other	(18,557)	(12,673)	(5,884)	(48,203)	(37,774)	$(10,429)
Net Interest Income	$25,498	$20,351	$5,147	$75,001	$72,884	$2,117
Non-Interest Income (Loss)
Residential consumer mortgage banking activities, net	26,715	8,964	17,751	40,787	19,390	21,397
Residential investor mortgage banking activities, net	12,854	10,476	2,378	32,262	33,273	(1,011)
Investment fair value changes, net	(12,202)	(41,689)	29,487	10,733	(59,598)	70,331
HEI income, net	10,651	10,259	392	35,521	23,445	12,076
Other income, net	5,995	2,346	3,649	16,794	11,060	5,734
Realized gains, net	211	50	161	620	1,104	(484)
Total non-interest income, net	44,224	(9,594)	53,818	136,717	28,674	108,043
General and administrative expenses	(36,008)	(29,697)	(6,311)	(103,861)	(96,057)	(7,804)
Portfolio management costs	(6,356)	(3,661)	(2,695)	(14,817)	(10,271)	(4,546)
Loan acquisition costs	(3,176)	(1,880)	(1,296)	(9,077)	(4,613)	(4,464)
Other expenses	(2,228)	(4,633)	2,405	(10,766)	(13,292)	2,526
Total Operating expenses	(47,768)	(39,871)	(7,897)	(138,521)	(124,233)	(14,288)
Net Income (Loss) Before Income Taxes	21,954	(29,114)	51,068	73,197	(22,675)	95,872
Provision for income taxes	(7,128)	(1,696)	(5,432)	(12,575)	(642)	(11,933)
Net Income (Loss)	14,826	(30,810)	45,636	60,622	(23,317)	83,939
Dividends on preferred stock	(1,750)	(1,750)	—	(5,257)	(4,927)	(330)
Net Income (Loss) Available (Related) to Common Stockholders	$13,076	$(32,560)	$45,636	$55,365	$(28,244)	$83,609
Net Interest Income
Net interest income increased $5 million and $2 million during the three and nine-month periods. Net interest income from Residential Consumer Mortgage Banking operations increased $8 million and $26 million for the three and nine-month periods, respectively, primarily due to higher average residential consumer loan balances and the addition of certain hedges that provide net interest income. This was partially offset by a decrease of $16 million from our Investment Portfolio during the nine-month period, primarily related to lower net interest income from our bridge loan portfolio, an increase in borrowing costs on debt facilities and ABS issued to finance our investments within this segment.

Corporate net interest expense increased $6 million and $10 million during the three and nine-month periods. The increase was primarily related to higher cost of corporate unsecured debt issued recently relative to repurchases and payoffs of older vintage, lower coupon convertible debt. During the nine-month period through September 30, 2024, we issued $60 million of 9.125% and $85 million of 9.00% senior notes and procured a secured revolving financing facility, which we drew on starting in the second quarter of 2024. Additionally, we earned lower interest income at the corporate level from lower average cash balances invested in U.S. Treasury Securities relative to 2023.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Mortgage Banking activities, net increased $20 million during both the three and nine-month periods, respectively, primarily due to higher Residential Consumer Mortgage Banking revenues.
Residential Consumer Mortgage Banking activities increased $18 million and $21 million during the three and nine-month periods primarily attributable to an increase in loan purchase volumes from both banks and independent mortgage bankers ("IMBs") across bulk and flow transactions, as well as a combination of spread tightening on securitization execution and net hedge income, particularly in the third quarter of 2024.
Residential Investor Mortgage Banking activities increased $2 million and decreased $1 million during the three and nine-month periods, respectively. The decrease during the nine-month period was primarily attributable to lower margins and volumes experienced in the first quarter of 2024, partially offset by high funding volume as well as improved economics from whole loan sales and sales to joint ventures in the second and third quarters of 2024.
A more detailed analysis of the changes in this line item is included in the “Residential Consumer Mortgage Banking Segment” and “Residential Investor Mortgage Banking Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net increased $29 million and $70 million during the three and nine-month periods, respectively, primarily due to strong credit performance on our securities portfolio and spread tightening across our securities and whole loan portfolios, which were partially offset by negative fair value changes on our bridge loans and, to a lesser extent, paydowns on assets held at a premium.
A more detailed analysis of the changes in this line item is included in the “Investment Portfolio Segment” section that follows.
HEI Income, net
HEI income, net remained flat and increased $12 million during the three and nine-month periods, respectively. Increases in the valuations of our HEI portfolio have been the result of actual and projected trends in home price appreciation and prepayment speeds steadily improving over the nine-month period and exceeding modeled pricing assumptions for the three and nine-month periods. HEI income is primarily comprised of recurring accretion of the underlying option value of the investments over time based on estimated future home price appreciation and other factors, along with periodic fluctuations in value influenced by changing housing, prepayment rates and other market conditions.
Additional detail on our HEI income is presented in Table 10.3 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Operating Expenses
Operating expenses increased $8 million and $14 million during the three and nine-month periods ended September 30, 2024, primarily related to an increase in variable and equity compensation expense associated with improved operating results and year-to-date earnings performance, as well as increased portfolio management costs related to specially serviced residential investor bridge loans and related workout arrangements incurred in 2024.
Additional detail on our General and administrative expenses is presented in Table 21.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The increase in the tax provision in the three and nine-month periods was primarily the result of increased GAAP income earned at our TRS from mortgage banking activities in 2024 compared to 2023.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Consolidated Net Interest Income
The following table presents the components of net interest income recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.
Table 2 – Consolidated Net Interest Income

	Three Months Ended September 30,
	2024			2023
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans, held-for-sale	$17,895	$1,028,850	7.0%	$4,673	$295,050	6.3%
Residential consumer loans - HFI at Sequoia (2)	103,991	7,580,653	5.5%	42,774	3,897,581	4.4%
Residential consumer loans - HFI at Freddie Mac SLST (2)	14,139	1,280,893	4.4%	15,065	1,370,770	4.4%
Residential investor loans - HFS	4,666	246,377	7.6%	4,546	296,131	6.1%
Residential investor loans - HFI	25,737	1,198,080	8.6%	35,534	1,673,626	8.5%
Residential investor term loans - HFI at CAFL (2)	38,483	2,673,691	5.8%	40,564	2,780,552	5.8%
Residential investor bridge loans - HFI at CAFL (2)	16,251	650,776	10.0%	12,376	499,674	9.9%
Multifamily loans - HFI at Freddie Mac K-Series (2)	4,586	420,557	4.4%	4,677	419,867	4.5%
Real estate securities (3)	13,585	258,440	21.0%	5,111	135,622	15.1%
Other interest income	9,310	883,509	4.2%	11,754	962,736	4.9%
Total interest income	248,643	16,221,826	6.1%	177,074	12,331,609	5.7%
Interest Expense
ABS issued - Sequoia (2)	(96,224)	7,401,221	(5.2)%	(38,297)	3,767,486	(4.1)%
ABS issued - Freddie Mac SLST (2)	(13,312)	1,184,312	(4.5)%	(10,523)	1,084,889	(3.9)%
ABS issued - Freddie Mac K-Series (2)	(4,200)	386,452	(4.3)%	(4,290)	387,263	(4.4)%
ABS issued - CAFL Term (2)	(31,048)	2,307,953	(5.4)%	(32,964)	2,500,163	(5.3)%
ABS issued - CAFL Bridge (2)	(7,590)	590,811	(5.1)%	(5,249)	481,246	(4.4)%
Debt Facilities	(56,178)	2,697,459	(8.3)%	(51,180)	2,524,804	(8.1)%
Corporate Debt	(14,593)	668,449	(8.7)%	(14,220)	730,904	(7.8)%
Total interest expense	$(223,145)	$15,236,657	(5.9)%	$(156,723)	$11,476,755	(5.5)%
Net Interest Income	$25,498			$20,351

	Nine Months Ended September 30,
	2024			2023
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans, held-for-sale	$38,760	$758,295	6.8%	$11,133	$246,699	6.0%
Residential consumer loans - HFI at Sequoia (2)	247,846	6,369,186	5.2%	120,173	3,807,724	4.2%
Residential consumer loans - HFI at Freddie Mac SLST (2)	43,064	1,311,848	4.4%	45,831	1,418,494	4.3%
Residential investor loans - HFS	15,122	266,338	7.6%	12,392	273,526	6.0%
Residential investor loans - HFI	83,549	1,247,150	8.9%	114,229	1,619,863	9.4%
Residential investor term loans - HFI at CAFL (2)	119,117	2,792,766	5.7%	124,453	2,846,211	5.8%
Residential investor bridge loans - HFI at CAFL (2)	55,490	720,870	10.3%	37,506	500,348	10.0%
Multifamily loans - HFI at Freddie Mac K-Series (2)	13,726	422,038	4.3%	13,992	422,563	4.4%
Real estate securities (3)	30,614	212,750	19.2%	17,762	193,215	12.3%
Other interest income	31,512	880,995	4.8%	37,100	1,050,244	4.7%
Total interest income	678,800	14,982,236	6.0%	534,571	12,378,887	5.8%
Interest Expense
ABS issued - Sequoia (2)	(229,419)	6,158,034	(5.0)%	(107,509)	3,610,893	(4.0)%
ABS issued - Freddie Mac SLST (2)	(40,903)	1,217,902	(4.5)%	(32,392)	1,122,024	(3.8)%
ABS issued - Freddie Mac K-Series (2)	(12,577)	388,307	(4.3)%	(12,842)	390,307	(4.4)%
ABS issued - CAFL Term (2)	(96,873)	2,441,531	(5.3)%	(100,324)	2,540,276	(5.3)%
ABS issued - CAFL Bridge (2)	(26,292)	664,242	(5.3)%	(15,814)	479,899	(4.4)%
Debt Facilities	(154,844)	2,469,979	(8.4)%	(148,385)	2,508,407	(7.9)%
Corporate Debt	(42,891)	682,514	(8.4)%	(44,421)	790,800	(7.5)%
Total interest expense	$(603,799)	$14,022,509	(5.7)%	$(461,687)	$11,442,606	(5.4)%
Net Interest Income	$75,001			$72,884
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
(3)Real estate securities include trading securities consisting primarily of interest-only securities, which generate a higher cash interest yield. This interest income may be offset by a decline in fair value (recognized through investment fair value changes, net on our consolidated statements of income) related to the receipt of cash flows each period, resulting in a lower overall economic yield for these investments.

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.
Table 3 – Consolidated Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$11,047	$(8,683)	$20,079	$(2,774)
Residential consumer loan purchase commitments	9,912	5,864	11,331	8,045
Residential investor term loans held-for-sale	6,172	1,600	11,833	13,214
Residential investor term loan interest rate lock commitments	(111)	—	—	—
Residential investor bridge loans	694	1,438	2,748	4,808
Trading securities (1)	(28,630)	(482)	(17,508)	2,188
Risk management derivatives, net	34,602	15,591	27,814	11,802
Total mortgage banking activities, net (2)	33,686	15,328	56,297	37,283
Investment Fair Value Changes, Net
Residential consumer loans held-for-investment, at Redwood (called Sequoia loans)	—	—	—	183
Residential investor term loans held-for-sale	(1,500)	—	(2,837)	(14,430)
Residential investor bridge loans held-for-investment	(10,293)	(16,899)	(27,503)	(22,867)
Trading securities	(3,135)	5,738	1,667	12,271
Servicer advance investments	(2,725)	4,069	8,252	6,382
Excess MSRs	(1,263)	(1,450)	(3,876)	(608)
Net investments in Sequoia entities (3)	(4,671)	(4,471)	4,929	(1,205)
Net investments in Freddie Mac SLST entities (3)	19,818	(32,388)	18,411	(40,017)
Net investment in Freddie Mac K-Series entity (3)	452	390	1,147	1,138
Net investments in CAFL entities (3)	2,088	(3,800)	19,830	(1,903)
Other investments (4)	(4,262)	(414)	(10,644)	(4,208)
Risk management derivatives, net	(7,183)	7,471	(258)	6,446
Credit recoveries (losses) on AFS securities	472	66	1,615	(33)
Other	—	—	—	(746)
Total investment fair value changes, net	(12,202)	(41,688)	10,733	(59,597)
HEI income, Net
HEI at Redwood	5,812	9,291	23,618	21,599
Net investments in HEI securitization entities (3)	4,839	968	11,903	1,846
Total HEI income, net	10,651	10,259	35,521	23,445
Other Income
MSRs	(2,058)	(209)	1,633	612
Other	—	(8)	(248)	(468)
Total Other Income (5)	(2,058)	(217)	1,385	144
Total Market Valuation Gains (Losses), Net	$30,077	$(16,318)	$103,936	$1,275
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

Footnotes to Table 3 (Continued)
(3)Includes changes in fair value of the residential consumer loans held-for-investment, securitized HEI, REO and the ABS issued at the entities, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other investments includes changes in fair value of REO assets.
(5)Other income presented above does not include net MSR fee income or provisions for repurchases of MSRs, as these amounts do not represent market valuation adjustments.
Results of Operations by Segment
We report on our business using three segments: Residential Consumer Mortgage Banking, Residential Investor Mortgage Banking, and Investment Portfolio. For additional information on our segments, refer to Note 4 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three and nine months ended September 30, 2024 and 2023.
Table 4 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Segment Contribution from:
Residential Consumer Mortgage Banking	$22,755	$4,472	$18,283	$39,697	$6,410	$33,287
Residential Investor Mortgage Banking	5,683	(1,193)	6,876	769	(5,563)	6,332
Investment Portfolio	25,615	(5,783)	31,398	124,937	61,982	62,955
Corporate/Other	(39,227)	(28,306)	(10,921)	(104,781)	(86,146)	(18,635)
Net Income (Loss)	$14,826	$(30,810)	$45,636	$60,622	$(23,317)	$83,939
The sections that follow provide further detail on our business segments and their results of operations for the three and nine months ended September 30, 2024.
Corporate/Other
The increase in net expenses from Corporate/Other for three and nine months ended September 30, 2024 was primarily related to an increase in variable and equity compensation expense associated with improved year-to-date operating results and earnings performance experienced, an increase in interest expense related to our corporate debt due to higher borrowing costs relative to prior corporate debt financing, and a decrease in interest income earned on cash and cash equivalents.
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

The following table presents key earnings and operating metrics for our Residential Consumer Mortgage Banking segment during the three and nine months ended September 30, 2024 and 2023.
Table 5 – Residential Consumer Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Mortgage banking income	$36,263	$10,201	$26,062	67,557	$21,081	$46,476
Operating expenses	(6,531)	(4,916)	(1,615)	(17,829)	(13,784)	(4,045)
Provision for income taxes	(6,977)	(813)	(6,164)	(10,031)	(887)	(9,144)
Segment Contribution	$22,755	$4,472	$18,283	$39,697	$6,410	$33,287
Loan purchase commitments entered into (loan locks, adjusted for expected fallout)	$1,773,734	$1,272,190	$501,544	$5,501,354	$1,777,919	$3,723,435
Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs for this segment.
The increase in segment contribution from our Residential Consumer Mortgage Banking operation is due to significantly higher loan purchase and lock volumes in the three and nine-month periods relative to the same periods in 2023, driven by an increase in loan purchases from both banks and IMBs. Notably, for the three-month periods, total lock volume was almost 40% higher and for the nine-month periods, 200% higher than in 2023. Market transaction volume during the nine months ended September 30, 2023 was impacted by the regional bank crisis which also caused considerable interest rate volatility during that time. Relative to the second quarter, activity in the third quarter of 2024 was briefly impacted in July by volatility ahead of the Federal Reserve’s September interest rate decision, but rebounded in August and September to levels similar to those in the second quarter, with increased demand for refinance activity during the brief decline in mortgage rates that occurred in the third quarter. Refinance transactions represented 27% of our total flow lock volume for the third quarter of 2024, the highest level since the first quarter of 2022 and up from 12% in the second quarter 2024.
Volume increases during the nine months ended September 30, 2024 occurred as a result of focused efforts to build our network of bank sellers and increase wallet share with IMBs. We added or re-established 93 bank seller relationships in the nine-months ended September 30, 2024 and as of September 30, 2024, our total network of loan sellers is 208, over half of which are banks. Lock volume from IMBs grew consistently with the overall lock volume increase relative to the same periods in 2023. During the three and nine months ended September 30, 2024, we also saw an increase in bulk volume from banks, including a portfolio of seasoned, hybrid, ARMs that we purchased in the third quarter of 2024 and securitized subsequent to September 30, 2024. Distribution activity, particularly through securitization, remained elevated for the three and nine months ended September 30, 2024, driven by the issuance of three securitizations backed by $1.53 billion of collateral and nine securitizations backed by $4.14 billion of collateral for those periods, respectively. At September 30, 2024, our securitization activity represented 19% of all jumbo securitization activity for 2024 and we were the largest non-bank issuer of jumbo securitizations.
For the third quarter of 2024, we earned gross margins of 204 basis points, well in excess of our historical target range of 75 to 100 basis points, driven by the rally in interest rates, hedge outperformance and spread tightening on securitization execution during the quarter. For the three months ended September 30, 2024, cost per loan was 33 basis points, normalized within our historical target range of 30 to 35 basis points. We actively manage our exposure to various market risks that can impact the value of our loan inventory in this segment, and our segment contribution in the three and nine months ended September 30, 2024 reflected higher income from our hedges within mortgage banking activities. We continue to evaluate monetary policy, housing trends and economic data, among other factors, in developing our hedging strategy and we may leverage a variety of instruments as hedges, including TBAs, interest rate futures, real estate securities, options and other types of securities.
Operating expenses for this segment increased for the three and nine-month periods primarily due to an increase in loan acquisition costs related to the increase in loan purchases, as well as higher general and administrative expenses from variable compensation due to improved segment performance for the nine months ended September 30, 2024.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the first nine months of 2024 resulted from GAAP income from these operations at our TRS during that period.

The following table provides the activity of residential consumer loans held in inventory for sale at our Residential Consumer Mortgage Banking business during the three and nine months ended September 30, 2024.
Table 6 – Loan Inventory for Residential Consumer Mortgage Banking Operations — Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2024	September 30, 2024
Balance at beginning of period	$962,548	$911,192
Acquisitions	2,023,625	4,931,227
Sales	(40,755)	(245,771)
Transfers between segments (1)	(1,567,329)	(4,212,918)
Principal repayments	(30,834)	(54,878)
Changes in fair value, net	15,092	33,495
Balance at End of Period	$1,362,347	$1,362,347
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Investment Portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
During the three and nine months ended September 30, 2024, our residential consumer mortgage loan conduit locked $2.23 billion and $6.67 billion of loans ($1.77 billion and $5.50 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), and purchased $2.02 billion and $4.93 billion of loans, respectively. During the three and nine months ended September 30, 2024, we distributed $39 million and $247 million (unpaid principal balance) through whole loan sales, respectively. As previously discussed, during the three and nine months ended September 30, 2024 we completed three and nine securitizations backed by $1.53 billion and $4.14 billion of loans (unpaid principal balance), respectively. In addition to securitization distribution, we are also focused on finding alternative avenues for distribution, including identifying new whole loan buyers, an accretive form of distribution for us in the past.
Capital allocation to this segment was $300 million at September 30, 2024, compared to $165 million at December 31, 2023. We continue to competitively bid on bulk jumbo loan acquisition opportunities, including both newer vintage and seasoned collateral, while also focusing on forward flow agreements. As discussed in the Business Update section of this MD&A, looking ahead, we are focused on continuing to gain market share with our seller network.
We utilize a combination of capital and our residential consumer loan warehouse facilities to finance our inventory of residential consumer loans held-for-sale. At September 30, 2024, we had residential consumer warehouse facilities outstanding with six different counterparties, with $2.68 billion of total capacity and $1.41 billion of available capacity. These facilities included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $700 million of total capacity and marginable facilities with $1.98 billion of total capacity.

Residential Investor Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our investment portfolio. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 10 years) or "bridge" loans (which include loans with maturities that generally range between six and 36 months). Term loans are mortgage loans secured by residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) residential or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. We may amend or modify bridge loans, including interest rate reductions and/or extended maturity dates, for borrowers experiencing financial difficulty based on specific facts and circumstances. In addition to modifying these loan terms, from time to time, we may also amend a loan's underlying budget (including allocations to hard/soft costs, interest reserves and other items) or construction and completion milestones, if warranted, based on progress with the project versus initial budget.
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
In the second quarter of 2023, we established a joint venture with an institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. In the first quarter of 2024, we established a joint venture with an institutional investment manager to invest in residential investor bridge and term loans originated by our CoreVest subsidiary. We administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
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
The following table presents an earnings summary for our Residential Investor Mortgage Banking segment for the three and nine months ended September 30, 2024 and 2023:
Table 7 – Residential Investor Mortgage Banking Earnings Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Mortgage banking income	$20,057	$12,484	$7,573	$43,662	$39,945	$3,717
Operating expenses	(13,393)	(13,995)	602	(43,599)	(47,935)	4,336
(Provision for) benefit from income taxes	(981)	318	(1,299)	706	2,427	(1,721)
Segment Contribution	$5,683	$(1,193)	$6,876	$769	$(5,563)	$6,332
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
In the Residential Investor Mortgage Banking segment, income from mortgage banking activities increased $8 million and $4 million during the three and nine-month periods ending September 30, 2024, respectively. The increase is primarily attributable to consistent volumes and improved distribution economics (including from whole loan sales and sales to joint ventures) as well as improved operating efficiencies. The increase in overall funding volumes during the third quarter of 2024, relative to the third quarter of 2023, is largely attributable to growth in originations of term loans and SAB loans, as well as overall borrower demand for our bridge products. Originations remained focused on single-family collateral in the third quarter of 2024, with 91% of fundings backed by single-family real estate and 9% backed by multifamily properties.

Net cost to originate improved to 0.88% during the three months ended September 30, 2024, compared to 0.99% and 2.49% during the second and first quarters of 2024, respectively. Distribution activity remained strong in the third quarter of 2024 with distributions of $288 million through whole loan sales and sales to joint ventures and an additional $63 million to existing bridge loan securitizations.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the nine-month period ended September 30, 2024 was primarily due to GAAP losses generated by this segment's operations in those periods.
The following table provides residential investor loan origination activity at Redwood during the three and nine months ended September 30, 2024.
Table 8 – Residential Investor Loans - Funding Activity

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(In Thousands)	Term Loans	Bridge Loans (1)	Total	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of period	$217,761	$41,722	$259,483	$144,360	$35,891	$180,251
Fundings (1) (2)	158,584	299,654	458,238	493,860	750,044	1,243,904
Sales (2)	(209,312)	(81,120)	(290,432)	(474,545)	(259,543)	(734,088)
Transfers between segments (3)	2,799	(166,228)	(163,429)	2,247	(428,966)	(426,719)
Principal repayments	(50)	(3,328)	(3,378)	(1,011)	(8,778)	(9,789)
Changes in fair value, net	4,703	694	5,397	9,574	2,748	12,322
Fair Value at End of Period	$174,485	$91,394	$265,879	$174,485	$91,396	$265,881
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
(2)Funding and sales for Residential investor bridge loans for the three and nine months ended September 30, 2024, includes $13 million and $34 million, respectively, related to construction draws on loans sold to a joint venture with an institutional investment manager.
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
During the three and nine months ended September 30, 2024, we funded $458 million and $1.24 billion of residential investor loans, 65% and 60% of which were bridge loans, respectively, with the remainder being term loans. The continued strength in overall funding volumes throughout 2024 is largely attributable to continued demand for bridge production combined with a renewed interest from borrowers for term production, as well as the SAB and DSCR production. Bridge demand has remained elevated across 2024 for our platform given deeper penetration of the market, especially as the banks have continued to retreat from lending in this space. Our SAB volumes have continued to move higher across the year and delivered another record quarter of fundings in the third quarter of 2024. Through much of 2024, we have witnessed a renewed appetite for term production from our borrowers as rates moderated and a path to lower rates seemed more probable. That sentiment tempered in the third quarter of 2024 as real estate investors awaited clarity from the Federal Reserve in September on its interest rate decision. As a result, term volumes were down 27% in the third quarter of 2024 relative to the second quarter 2024, but up 51% relative to the three months ended September 30, 2023, and origination volumes for term loans remain impacted by the level of interest rates. During the third quarter of 2024, approximately 75% of term loan originations were for purchase transactions or to refinance a loan not on our balance sheet.
Residential investor loan distribution activity during the three months and nine months ended September 30, 2024, including both whole loan sales and joint venture distributions, was $288 million, and $761 million, respectively. Looking ahead, given our established joint ventures, as well as growing network of whole loan buyers, we continue to see healthy demand for our production through our distribution channels.

Capital allocated to this segment decreased to $50 million at September 30, 2024, compared to $75 million at December 31, 2023. We expect this trend to continue to the extent we distribute more of our production into joint ventures and use less balance sheet capital for aggregation. We utilize a combination of capital and loan warehouse facilities to manage our inventory of residential investor loans that we hold for sale. At September 30, 2024, we had residential investor warehouse facilities outstanding with six different counterparties, with $2.53 billion of total capacity (used for both term and bridge loans) and $1.55 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
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
The following table presents an earnings summary for our Investment Portfolio segment for the three and nine months ended September 30, 2024 and 2023.
Table 9 – Investment Portfolio Earnings Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2024	2023	Change	2024	2023	Change
Net interest income	$32,738	$31,057	$1,681	$92,267	$108,133	$(15,866)
Investment fair value changes, net	(11,966)	(41,789)	29,823	11,770	(57,930)	69,700
HEI income, net	10,651	10,259	392	35,521	23,445	12,076
Other income, net	426	2,622	(2,196)	10,371	8,803	1,568
Realized gains, net	211	26	185	525	858	(333)
Operating expenses	(7,051)	(6,501)	(550)	(22,063)	(18,192)	(3,871)
(Provision for) income taxes	606	(1,457)	2,063	(3,454)	(3,135)	(319)
Segment Contribution	$25,615	$(5,783)	$31,398	$124,937	$61,982	$62,955
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. See Table 3 in the Consolidated Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 3 relates to fair value changes for investments held at corporate/other).
For the three and nine months ended September 30, 2024, investment fair value changes, net totaled $12 million in net losses and $12 million in net gains, respectively. For the three and nine months ended September 30, 2024, negative investment fair value changes of $12 million and $30 million, respectively, related to impairments and the impact of interest rate modifications on the values of our unsecuritized residential investor bridge and term loan portfolios, all of which we hold at fair value. This was offset by investment fair value gains, net of associated interest rate hedges, on our securities portfolio of $8 million and $47 million for the three and nine months ended September 30, 2024, respectively, all of which primarily related to increases in the fair value of our Sequoia, CAFL Term and SLST securities retained from our consolidated securitizations.
Fundamental performance of our residential consumer assets within our Investment Portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and home price appreciation, and borrowers motivated to stay current on their low-coupon mortgages. Notably, 90 day+ delinquencies on our Sequoia and SLST securities portfolios declined to 0.2% and 6.9%, respectively, at September 30, 2024, compared to 0.9% and 8.6%, respectively, at September 30, 2023.

The residential investor sector continues to manage through the impacts of elevated interest rates and overall financing costs for investors, particularly for loans originated in 2021 and 2022 when interest rates were lower. In anticipation of this impact, our team has continued to work with borrowers well in advance of their loan maturities to assess project plans and ensure they manage towards successful completions. Delinquencies greater than 90 days across our residential investor bridge loans were higher in the third quarter of 2024, predominantly impacted by the 2022 vintage portfolio, and increased across all strategies. REO values in the residential investor bridge portfolio decreased in the third quarter of 2024, and we continue to manage through pockets of stress, largely with a handful of more significant borrower relationships where a combination of rate modifications, maturity extensions and fresh equity has been utilized. Overall repayment velocity in the bridge portfolio remains positive, as approximately 12% of the bridge book paid off during the third quarter and we resolved $10 million in aggregate unpaid principal of loans that were 90 or more days delinquent at June 30, 2024.
Operating expenses at this segment increased $1 million and $4 million in the three and nine-month periods, respectively, primarily due to increased portfolio management costs incurred for the management of specially serviced residential investor bridge loans and related workout arrangements for the nine months ended September 30, 2024.
We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets and, for each of the three and nine month periods, reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.
The following table presents details of our Investment Portfolio at September 30, 2024 and December 31, 2023 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 10 – Investment Portfolio - Detail of Economic Interests

(In Thousands)	September 30, 2024	December 31, 2023
Organic Residential Consumer Investments
Residential consumer securities at Redwood	138,799	110,056
Residential consumer securities at consolidated Sequoia entities (1)	298,496	204,830
Other investments (2)	51,424	47,239
Organic Residential Investor Investments
Residential investor bridge loans	1,818,411	2,068,323
Residential investor securities at consolidated CAFL Term entities (3)	338,778	323,340
Third-Party Investments
Residential securities at Redwood	104,189	5,645
Residential securities at consolidated Freddie Mac SLST entities (4)	267,766	274,175
Multifamily securities at Redwood	7,385	7,101
Multifamily securities at consolidated Freddie Mac K-Series entities (5)	34,455	33,308
Servicing investments (6)	94,324	85,704
HEI (7)	300,489	278,967
Other investments	4,051	5,456
Total Segment Investments	$3,458,567	$3,444,144
(1)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $8.48 billion of loans and $8.14 billion of ABS issued associated with these investments at September 30, 2024. We consolidated $4.64 billion of loans and $4.43 billion of ABS issued associated with these investments at December 31, 2023.
(2)Organic residential other investments at September 30, 2024 includes net risk share investments of $25 million, representing $29 million of restricted cash and other assets, net of other liabilities of $4 million.
(3)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.66 billion of loans and $2.33 billion of ABS issued associated with these investments at September 30, 2024. We consolidated $2.97 billion of loans and $2.65 billion of ABS issued associated with these investments at December 31, 2023.
(4)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.32 billion of loans and $1.05 billion of ABS issued associated with these investments at September 30, 2024. We consolidated $1.36 billion of loans and $1.09 billion of ABS issued associated with these investments at December 31, 2023.

Footnotes to Table 10 (Continued)
(5)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $426 million of loans and $391 million of ABS issued associated with these investments at September 30, 2024. We consolidated $425 million of loans and $392 million of ABS issued associated with these investments at December 31, 2023.
(6)Represents our economic investment in consolidated Servicing Investment variable interest entities. At September 30, 2024, for GAAP purposes, we consolidated $242 million of servicing investments and $156 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2023, for GAAP purposes, we consolidated $257 million of servicing investments and $154 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(7)At September 30, 2024 and December 31, 2023, represents HEI owned at Redwood of $254 million and $245 million, respectively and our retained economic investment in securities issued by consolidated HEI securitization entities of $46 million and $34 million, respectively.
The size of our Investment Portfolio increased slightly since December 31, 2023, due to the decrease in residential investor bridge loans, offset by actively deploying capital into new residential Sequoia securities and other residential securities investments. At September 30, 2024 and December 31, 2023, 77% and 80% of our Investment Portfolio economic interests were organically created, respectively, and 23% and 20% were purchased from third parties, respectively. Capital deployment activities into internally-sourced and third-party investments for the three months ending September 30, 2024 totaled $157 million and represented the highest level of quarterly of capital deployment since the third quarter of 2022. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
Investments Detail and Activity
This section presents additional details on our investments (both within our Investment Portfolio segment and held at a corporate level) and their activity during the three and nine months ended September 30, 2024.
Real Estate Securities Portfolio
The following table sets forth activity in our real estate securities portfolio for the three and nine months ended September 30, 2024, organized by investments organically created through our mortgage banking segments and acquired from third parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Investment Portfolio segment and our Residential Consumer Mortgage Banking segment.
Table 11 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended September 30, 2024	Residential Consumer Organic		Residential Investor Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$128,632	$264,136	$337,161	$257,742	$34,003	$135,769	$1,157,443
Acquisitions	6,258	92,096	—	—	—	83,426	181,780
Sales	—	—	—	—	—	(2,833)	(2,833)
Gains on sales and calls, net	—	—	—	—	—	215	215
Effect of principal payments (1)	(53)	(2,231)	(533)	(9,460)	—	(4,555)	(16,832)
Change in fair value, net	3,962	(20,587)	2,150	19,484	452	(16,680)	(11,219)
Ending Fair Value (2)	$138,799	$333,414	$338,778	$267,766	$34,455	$195,342	$1,308,554

Nine Months Ended September 30, 2024	Residential Consumer Organic		Residential Investor Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$110,632	$210,429	$323,340	$274,174	$33,308	$17,165	$969,048
Acquisitions	10,655	157,540	104	—	—	190,089	358,388
Sales	—	(18,634)	—	—	—	(2,833)	(21,467)
Gains on sales and calls, net	—	—	—	—	—	215	215
Effect of principal payments (1)	(178)	(4,677)	(4,285)	(23,920)	—	(4,917)	(37,977)
Change in fair value, net	17,690	(11,244)	19,619	17,512	1,147	(4,377)	40,347
Ending Fair Value (2)	$138,799	$333,414	$338,778	$267,766	$34,455	$195,342	$1,308,554
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At September 30, 2024, $35 million of Sequoia Securities and $84 million of Other Third-Party Securities were used as hedges for our Residential Consumer Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
At September 30, 2024, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (99%), adjustable-rate assets (1%) and hybrid assets that reset within the next year (<1%).
We directly finance our holdings of real estate securities with a non-marginable recourse term debt financing. At September 30, 2024, we had: CAFL securities with a fair value of $325 million that were financed with $269 million of non-marginable recourse debt through a subordinate securities financing facility; re-performing loan securities with a fair value of $268 million (including securities owned in consolidated securitization entities) that were financed with $153 million of non-recourse securitization debt (ABS issued); Sequoia securities we owned from consolidated and unconsolidated Sequoia securitization trusts with a fair value of $236 million that were financed with $194 million of non-recourse re-securitization debt (ABS issued); real estate securities with a fair value of $250 million (including securities owned in consolidated securitization entities) that were financed with $185 million of recourse debt incurred through repurchase facilities with six different counterparties; and $54 million of securities that were financed using a recourse residential MSR warehouse facility. The remaining $176 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at September 30, 2024. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

September 30, 2024				Weighted Average Values (1)
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90 Day+ Delinquency	3-Month Prepayment Rate	Investment Thickness(2)
(Dollars in Thousands)
Sequoia securities on balance sheet	$43,565	$95,234	$139,466	3.6%	0.2%	4%	4%
Consolidated Sequoia securities	102,000	231,414	278,804	5.3%	0.2%	11%	3%
Total Sequoia Securities	145,565	326,648	418,270	4.8%	0.2%	9%	3%
Consolidated Freddie Mac SLST securities	18,144	249,622	428,357	4.5%	6.9%	6%	28%
Consolidated Freddie Mac K-Series securities	—	34,455	36,468	4.3%	—%	—%	8%
Multifamily securities on balance sheet	—	7,385	7,100	5.7%	—%	—%	—%
Total Multifamily Securities	—	41,840	43,568	5.6%	—%	—%	—%
Consolidated CAFL securities	15,617	323,161	428,772	5.4%	5.7%	11%	16%
Other third-party securities	83,774	104,183	120,567	5.9%	3.0%	8%	N/A
Total Securities (3)	$263,100	$1,045,454	$1,439,534

Footnotes to Table 12
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
(3)At September 30, 2024, $35 million of Sequoia Securities and $84 million of Other Third-Party Securities were used as hedges for our Residential Mortgage Banking operations, and were included in our Residential Consumer Mortgage Banking segment.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. We currently target returns related to capital deployment opportunities between 12-18% on third-party opportunities and between 15-20% on investments organically created by our mortgage banking platforms.2 During the third quarter of 2024, our overall residential and Agency multifamily securities portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of our residential investments are supported by stable home price appreciation and borrower equity in the underlying homes. For the term loans underlying our consolidated CAFL securities, 90 day+ delinquencies increased modestly during the third quarter of 2024.
With a weighted average quarter-end carrying value of 70 cents to each one dollar of face value, we estimate our securities portfolio had approximately $2.09 per common share of net discount to par at quarter end. We estimate that 40% of the total net discount in our Investment Portfolio at September 30, 2024 was precipitated by the Federal Reserve's interest rate tightening cycle between 2022 and 2023. We believe continued stable credit performance in our underlying securities portfolio, combined with firming of risk sentiment and a return to more normalized prepayment speeds, could contribute to our ability to realize potential upside in book value over time, reversing unrealized losses taken in 2023 that were largely driven by technical spread widening. See "Cautionary Statement" above within this MD&A for a review of risk factors that may impact our ability to realize this potential upside in book value.
Residential Investor Bridge Loans Held-for-Investment
The following table provides the activity of Residential investor bridge loans held-for-investment during the three and nine months ended September 30, 2024.
Table 13 – Residential Investor Bridge Loans Held-for-Investment - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2024	September 30, 2024
Fair value at beginning of period	$1,882,701	$2,068,323
Acquisitions	—	15,677
Sales	—	(52,163)
Transfers between portfolios (1)	168,198	429,768
Transfers to REO	—	(3,950)
Principal repayments	(225,799)	(616,822)
Changes in fair value, net	(6,689)	(22,422)
Fair Value at End of Period	$1,818,411	$1,818,411
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
2 Target returns are based on management's market observations, estimates, and assumptions, including our assumptions regarding the use of leverage, credit losses, prepayment speeds, and market interest rates. Actual returns may differ due to these or other factors. See "Cautionary Statement" above within this MD&A for a review of risk factors that may impact our ability to realize our target returns.

Our $1.82 billion of Residential investor bridge loans held-for-investment at September 30, 2024, were comprised of first-lien, interest-only loans with a weighted average coupon of 9.78% and original maturities of 6 to 36 months. At origination, the weighted average FICO score of sponsors of these loan borrowers was 736 and the weighted average as-repaired LTV ratio of these loans was 64%. Overall repayment velocity on these loans was strong in the three and nine months ended September 30, 2024, with principal repayments of $226 million and $617 million, respectively.
At September 30, 2024, loans in this portfolio with an aggregate fair value of $137 million and an unpaid principal balance of $156 million, were greater than 90 days delinquent. Included in the 90 days delinquent balance are loans in foreclosure with an aggregate fair value of $86 million and an aggregate unpaid principal balance of $99 million. Additionally, REO associated with bridge loans decreased from $88 million at December 31, 2023, to $80 million at September 30, 2024 resulting from a decrease in fair value of $9 million, offset by transfers to REO of $4 million and the sale of two REO properties for $2 million during the nine months ended September 30, 2024.
The fair value of residential investor bridge loans held-for-investment of $1.82 billion at September 30, 2024 declined from $2.07 billion at December 31, 2023. Changes in the fair value of these loans during the three months ending September 30, 2024 primarily reflect principal repayments and reductions in the fair values for non-accrual bridge loans and certain modified bridge loans since the fourth quarter of 2023. For the three months ending September 30, 2024, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $228 million. Of this balance, loans with reductions in contractual interest rates (including, in certain cases, deferrals of interest) had an aggregate unpaid principal balance of $113 million, and an aggregate fair value of $111 million at September 30, 2024. The modification terms on these loans involved conversions of the contractual interest rates on the loans from floating to fixed and/or deferrals of a portion of the stated pay rate to an extended date or to maturity. In the third quarter of 2024, modifications on these loans maintained a weighted average contractual interest rate of approximately 10.49%, of which 4.86% represented deferred interest.
In addition, for the three months ending September 30, 2024, we modified two Build for Rent ("BFR") loans with a total aggregate unpaid principal balance of $116 million and an aggregate fair value of $115 million, respectively, at September 30, 2024, that had previously been modified in 2024. The previous modifications on these loans amended the interest rate to a combination of current pay and deferred interest. Because they finance the construction of rental housing, many BFR projects do not generate net operating income until the later stages of the loan term. As such, BFR loans are sized to include allocations for interest expense as well as construction reserves. During the three months ending September 30, 2024, the modifications on these loans amended the allocation of loan commitments between hard and soft costs, interest expense and other expenses, provided maturity extensions of 16-19 months (subject to mandatory partial repayments during the loan term), and established a hard lockbox and funding of interest reserves to cover debt service shortfalls.
While we continue to work proactively with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. In addition to the loan modifications described above, during the third quarter of 2024, we extended the loan covenant terms and/or extended the maturities on $106 million of loans (representing cumulative unpaid principal balance as of September 30, 2024). An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a regular asset management outcome for these loans, irrespective of market conditions. In the third quarter of 2024, the average length of maturity extensions granted on residential investor bridge loans was four months.
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
We finance our residential investor bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable facilities, and non-recourse securitization debt. At September 30, 2024, we had $974 million of debt incurred through warehouse facilities with six counterparties, which was secured by residential investor bridge loans with a fair value of $1.25 billion; and $533 million of securitization debt secured by $607 million of residential investor bridge loans, $11 million of restricted cash and $21 million of other assets. At September 30, 2024, the unpaid principal balance of bridge loans financed was $1.87 billion, of which $489 million was financed with recourse, non-marginable facilities, $782 million was financed with non-recourse, non-marginable facilities, and $600 million was financed through non-recourse CAFL bridge securitizations.

The following table provides the composition of residential investor bridge loans held-for-investment by product type as of September 30, 2024 and December 31, 2023.
Table 14 – Residential Investor Bridge Loans Held-for-Investment - By Product/Strategy Type

(In Thousands)	September 30, 2024	December 31, 2023
BFR (1)	$852,739	$1,045,191
SAB (2)	175,124	128,434
Multifamily(3)	785,812	866,278
Other	4,736	28,420
Fair Value at End of Period	$1,818,411	$2,068,323
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
At September 30, 2024, the fair value of our total residential investor bridge loans held-for-investment and associated REO represented 97.5% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. The fair value of multifamily loans within this population ($786 million at September 30, 2024) and associated multifamily REO ($41 million at September 30, 2024), represented 95.4% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure.
Home Equity Investments
The following table provides the activity of HEI held at our investment portfolio during the three and nine months ended September 30, 2024.
Table 15 – HEI at Investment Portfolio Segment - Activity

Home Equity Investments(1)	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2024	September 30, 2024
Balance at beginning of period	$574,119	$550,436
New/additional investments	460	1,066
Settlements	(9,719)	(36,934)
Changes in fair value, net	25,220	75,512
Balance at End of Period	$590,080	$590,080
(1)Our HEI presented in this table as of September 30, 2024, include $335 million of HEI owned in our consolidated HEI securitization entities and $256 million of HEI owned directly at Redwood.
We finance a portion of our HEI through a short-term warehouse facility. At September 30, 2024, there was $100 million of debt outstanding on this warehouse facility, secured by HEI with a fair value of $210 million. This warehouse facility was originally entered into in November 2022 with a 12-month term and an extension feature. Absent an additional renewal or extension, this facility is scheduled to mature in December 2024.
Additional details on our HEI are included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2024, positive investment fair value changes primarily reflected improvements in actual and forecasted home price appreciation, relative to previously modeled amounts.

Income Taxes
REIT Status and Dividend Characterization
While the exact amount is uncertain at this time, we currently expect a portion of our 2024 common stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gains. We currently expect all of our 2024 preferred stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Under the federal income tax rules applicable to REITs, none of Redwood’s 2024 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2024 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three and nine months ended September 30, 2024, we recorded tax provisions of $7 million and $13 million, respectively. For the three and nine months ended September 30, 2023, we recorded tax provisions of $2 million and $1 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The increase in the tax provision year-over-year was primarily the result of increased GAAP income earned at our TRS in 2024 compared to 2023. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption Income Taxes for additional information regarding our tax provision and deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan and HEI warehouse facilities, secured term financing facilities, securities repurchase agreements, a corporate secured revolving financing facility, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities, such as the sale and securitization of mortgage loans. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations and manage hedges associated with those activities, to purchase investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, to fund draws on our bridge loan portfolio and other commitments when requested, and to fund our operations.
At September 30, 2024, our total capital was $2.04 billion, consisting of (i) $1.22 billion of equity capital, (ii) $799 million of convertible notes and other corporate debt on our consolidated balance sheets (including $157 million of exchangeable debt due in October 2025, $207 million of convertible debt due in 2027, $150 million outstanding under a corporate secured revolving financing facility due in March 2026, $145 million of senior unsecured notes due in 2029, $140 million of trust-preferred securities due in 2037), and (iii) $14 million of promissory notes.
In July 2024, we repaid our 5.625% convertible senior notes. In October 2024, we issued $40 million of our 7.75% convertible senior notes due in 2027 in a private offering for net proceeds of $38 million. These notes were issued through a reopening of our 7.75% convertible senior notes due in 2027, which the Company originally issued in June 2022. The proceeds from this issuance were primarily used to repurchase $33 million principal amount of our exchangeable senior notes maturing in October 2025.
As of September 30, 2024, our unrestricted cash and cash equivalents were $254 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption Liquidity and Capital Resources for additional information regarding these terms on our debt.
At September 30, 2024, in aggregate, we had $2.09 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $974 million was marginable and $1.12 billion was non-marginable.

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
Repurchase Authorization
Our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. During the nine months ended September 30, 2024 we did not repurchase any shares of our common stock or preferred stock and repurchased $39 million of our convertible and exchangeable debt. At September 30, 2024, $101 million of the current authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock. Like investments we may make, any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above
Cash Flows and Liquidity for the Nine Months Ended September 30, 2024
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
Cash flows used in operating activities increased by $4.14 billion from $867 million in the nine months ended September 30, 2023 to $5.01 billion in the nine months ended September 30, 2024, primarily due to the increase in residential consumer loan purchases and as well as an increase in originations of residential investor loans held for sale associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $5.08 billion of net cash outflows for the nine months 2024 period, compared to $896 million of net cash outflows for the nine month 2023 period), cash flows from operating activities were positive $68 million during the first nine months of 2024 and positive $28 million for the first nine months of 2023.
Cash Flows from Investing Activities
During the nine months ended September 30, 2024, our net cash provided by investing activities was $1.54 billion and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024, our net cash provided by financing activities was $3.43 billion. This primarily resulted from $2.93 billion of net borrowings under ABS issued (resulting from the issuance of nine Sequoia securitizations as well as a $205 million Sequoia re-securitization of certain consolidated and unconsolidated Sequoia securities during the third quarter of 2024, net of related issuance costs), and $572 million of net borrowings on debt obligations. During the nine months ending September 30, 2024, net cash provided from debt obligations included the issuance of senior notes, a corporate secured revolving financing facility, and the issuance of a recourse subordinate financing facility. During the third quarter of 2024, we repaid $107 million of our convertible notes at the maturity date and repaid and terminated three recourse subordinate financing facilities.

Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following September 30, 2024, include maturing debt obligations, interest payments on debt obligations and ABS issued, payments on operating leases, funding commitments for residential investor bridge loans, strategic investments, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following September 30, 2024, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans, strategic investments, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At September 30, 2024, we had commitments to fund up to $429 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at September 30, 2024, we had $1.55 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption Contractual Obligations. For additional information on commitments and contingencies as of September 30, 2024 that could impact our liquidity and capital resources, see Note 18 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 17 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
We expect to meet our obligations coming due in less than one year from September 30, 2024 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital. As of September 30, 2024, we had approximately $300 million of unencumbered assets, and we currently estimate we could generate incremental capital organically through financing certain of these assets. Our unencumbered assets consist primarily of interest-only securities, retained securities from our securitization activities, bridge loans, and HEI.
See Note 17 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.
Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking operations while we aggregate the loans for sale or securitization.
At September 30, 2024, we had residential consumer warehouse facilities outstanding with six different counterparties, with $2.68 billion of total capacity and $1.41 billion of available capacity. These included non-marginable facilities with $700 million of total capacity and marginable facilities with $1.98 billion of total capacity. At September 30, 2024, we had residential investor warehouse facilities outstanding with six different counterparties, with $2.53 billion of total capacity and $1.55 billion of available capacity. All of these residential investor financing facilities are non-marginable. We note that several of these facilities used to finance our Residential Investor Mortgage Banking loan inventory are also used to finance bridge loans held in our investment portfolio.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the three- and nine-month periods ended September 30, 2024, and have other such facilities with scheduled maturities during the next twelve months. See Note 17 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligation activity for our Mortgage Banking operations.
Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" that follows within this section.
Liquidity Needs for our Investment Portfolio
At September 30, 2024, in addition to our ABS issued, our investment portfolio was financed with $855 million of secured recourse debt, of which $240 million was marginable and $615 million was non-marginable, and $563 million of secured non-recourse debt that was non-marginable.

We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 under the caption Liquidity and Capital Resources for additional information regarding our forms of financing assets in our investment portfolio, as well as for our descriptions of what constitutes non-recourse and non-marginable debt.
During the third quarter of 2024, we paid off two recourse subordinate securities financing facilities secured by certain securities we retained from our consolidated CAFL securitizations and refinanced these securities with a recourse subordinate financing facility providing non-marginable debt financing. Additionally, during the third quarter of 2024, we paid off a third recourse subordinate securities financing facility and subsequently re-securitized certain Sequoia securities through the issuance of $205 million (principal balance) of ABS.
See Note 16 and Note 17 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our asset-backed securities issued and debt obligations, respectively.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. Furthermore, during the first quarter of 2024, we entered into a corporate secured revolving financing facility to provide recourse debt financing secured by eligible collateral, which may include residential investor securities, residential consumer securities and other investments, as well as equity in certain operating subsidiaries. At September 30, 2024, this facility had a borrowing limit of $250 million and a two-year term, with a one-year extension option. We also characterize our corporate secured revolving financing facility as non-marginable, but it may be subject to margin calls or cash flow sweeps based on a decline in the market value of financed collateral in an aggregate amount that causes the effective advance rate associated with such financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents. See Note 17 Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 14 and Note 16 in Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our unsecured debt obligations.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer mortgage loans, residential investor mortgage loans, and HEI (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use borrowings to fund other aspects of our business and operations, including the repurchase of shares of our capital stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption(s) “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” As described above under “Investments Detail and Activity–Home Equity Investments”, we finance a portion of our HEI assets through a short-term warehouse facility, which is scheduled to mature in December 2024. At September 30, 2024, $100 million of borrowings were outstanding on this warehouse facility, secured by HEI with a fair value of $210 million. We are actively engaged in seeking to renew or extend this warehouse facility, however, we may not be able to renew, extend or replace this financing facility when it matures due to, among other things, the fact that HEI are a newer asset class and the financing market for this asset class is not as mature as financing markets for other types of assets we acquire and finance. A further discussion of HEI, including factors that could impact our ability to renew or replace this financing facility, is set forth below under “Market and Other Risks”.
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
Under many of our mortgage loan and HEI warehouse facilities, our short-term securities repurchase facilities, and our corporate secured revolving financing facility, while transferred or pledged mortgage loans, HEI, or securities are financed under the facility, to the extent the value of the loans, HEI, or securities, or the collateral underlying those loans, HEI, or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at September 30, 2024, only our securities repurchase facilities (with $185 million of borrowings outstanding at September 30, 2024), five of our residential consumer mortgage loan warehouse facilities (with a combined $877 million of borrowings outstanding at September 30, 2024), and a certificated MSR facility (with $54 million of borrowings outstanding at September 30, 2024) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.
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
At September 30, 2024, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at September 30, 2024 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at September 30, 2024 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur more than $4 billion in additional recourse indebtedness.
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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at September 30, 2024, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2023. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
As described in the “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2023, HEI assets we hold may be subject to regulatory risks, such as the risk of certain HEIs being recharacterized as mortgage loans by federal or state regulatory agencies. As previously disclosed, several states have implemented regulatory changes applying to certain HEI by expanding their definitions of “mortgage loan” to include “shared appreciation agreements”, and there continues to be focus at both the state and federal level on the HEI asset class and larger, third-party HEI originators. To the extent state or federal agencies take regulatory action with respect to larger, third-party HEI originators and/or provide remedies for consumers who have entered into an HEI with one of these originators, such actions or remedies, if applicable, could negatively impact the value of HEI we are invested in and our business activity related to HEI.
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
There have been no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, except as set forth below.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three months ended September 30, 2024, we did not repurchase any shares of our common or preferred stock under this program. At September 30, 2024, $101 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2024.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	—	$—	—	$—
September 1, 2024 - September 30, 2024	—	$—	—	$—
Total	—	$—	—	$101,265
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)
Item 5. Other Information
During the three months ended September 30, 2024, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.2, filed on March 1, 2023)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, is filed in inline XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates exhibits, if any, that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 7, 2024	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)