Form 10-K
period 2024-12-31
REDWOOD TRUST INC
filed 2025-03-03
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________.
Commission File Number 1-13759

REDWOOD TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0329422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Belvedere Place,	Suite 300
Mill Valley,	California	94941
(Address of Principal Executive Offices)		(Zip Code)
(415) 389-7373
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.0% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $848,457,170 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 28, 2025 was 132,861,161.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2024 ANNUAL REPORT ON FORM 10-K

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to and sources for raising capital, our ability to pay dividends in the future, our ability to repay maturing debt, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2025 and future years, including our estimates of target returns on current capital deployment opportunities, including mortgage banking opportunities, organically retained securities and joint-venture co-investments, opportunistic debt reduction, and opportunistic third-party investments; (iii) statements related to our Sequoia mortgage banking business, including with respect to our positioning to capture market share in 2025 and beyond; (iv) statements related to our investment portfolio, including our estimate that our investment portfolio had approximately $2.18 per share of net discount at year-end 2024; (v) statements related to our CoreVest lending platform, including statements regarding CoreVest's outlook and pipeline of activity for 2025; (vi) statements regarding our expectations for performance of RWT Horizons® portfolio companies; (vii) statements relating to estimates of our available capital and that we estimate we could generate an incremental $200 million of capital organically through financing of unencumbered assets; (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2024 and at December 31, 2024, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and outstanding forward sale agreements at quarter-end; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2025; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, including our expectations regarding realization of our deferred tax assets, and our estimates of REIT taxable income and TRS taxable income.
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
•the impact of public health issues such as pandemics;
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
ii

•we may enter into new lines of business, acquire other companies, or engage in other new strategic initiatives;
•changes in the demand from investors for residential consumer and residential investor mortgages and investments, and our ability to distribute residential consumer and residential investor loans through our whole-loan distribution channels;
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
•a limited number of institutional shareholders own a significant percentage of our common stock;
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
iii

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential consumer and investor housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, and Redwood Investments.
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
Our Business Segments
We operate our business in three segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking and Redwood Investments. In the fourth quarter of 2024, we updated the names of all of our segments: Residential Consumer Mortgage Banking was changed to Sequoia Mortgage Banking; Residential Investor Mortgage Banking was changed to CoreVest Mortgage Banking; and our Investments Portfolio was changed to Redwood Investments. No changes were made to the composition of the segments. Our two mortgage banking segments generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans. Our Redwood Investments portfolio is comprised of investments sourced through our mortgage banking operations as well as investments purchased from third-parties, and generates income primarily from net interest income and asset appreciation.
Following is a further description of our three business segments:
Sequoia Mortgage Banking
This segment consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. Securities that we retain from our Sequoia securitizations are transferred to and held in our Redwood Investments segment. This segment also includes various financial instruments, including derivatives and securities, that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale within this segment.

This segment’s main source of income is net interest income from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes valuation changes on loans we acquire (and associated loan purchase commitments) and subsequently sell, securitize, or transfer into our Redwood Investments portfolio, and interest income/expense and gains/losses from hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
CoreVest Mortgage Banking
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our Redwood Investments portfolio. Residential investor loans are loans to investors in single-family and multifamily residential properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range between 12 and 36 months). Term loans are mortgage loans secured by residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily residential real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. We typically distribute most of our term loans through our CAFL® private-label securitization program, or through whole loan sales, and typically transfer our residential investor loans to co-investments in joint venture partnerships or to our Redwood Investments portfolio, where they will either be retained for investment or securitized, or they are sold as whole loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of income are net interest income earned from its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes origination and other fees on loans, valuation changes on loans from the time they are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, and gains/losses from hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Redwood Investments
This segment consists of organic investments sourced through our mortgage banking operations, including primarily securities retained from our Sequoia and CoreVest securitization activities (some of which we consolidate for GAAP purposes), residential investor bridge loans, as well as third-party investments including RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, home equity investments ("HEI"), and other housing-related investments and associated hedges. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
Consolidated Securitization Entities
We sponsor our SEMT® (Sequoia) securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. We refer to certain of these securitization entities issued prior to 2012 as “consolidated Legacy Sequoia entities,” and the securitization entities formed in connection with the securitization of Aspire Expanded (formerly Redwood Choice) expanded-prime loans and certain Redwood Sequoia (previously Redwood Select) prime loans as the "consolidated Sequoia entities."
We also sponsor our CAFL® securitization program, which we use for the securitization of residential investor term and bridge loans. We are required under GAAP to consolidate the assets and liabilities of CAFL securitization entities we have sponsored for financial reporting purposes. We refer to these securitization entities as the "consolidated CAFL entities."
In addition, we have co-sponsored securitizations of HEI. We are required under GAAP to consolidate the assets and liabilities of HEI securitization entities we have sponsored for financial reporting purposes. We refer to these securitization entities as "HEI securitization entities."
We also consolidate certain third-party Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitization and re-securitization entities that we determined were variable interest entities (“VIEs”) and for which we determined we were the primary beneficiary.
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
Human Capital/Corporate Responsibility
Redwood’s management, under the oversight of the Board of Directors, formulates Redwood’s approach to human capital and corporate responsibility matters. Redwood’s corporate mission of making quality housing, whether rented or owned, accessible to all American households is integrated with, and linked to, our approach to corporate responsibility and to the long-term sustainability and profitability of our business. From a human capital perspective, Redwood invests in programs that attract, retain, develop, and care for our people, as we believe our human capital resources are critical to supporting our ability to generate long-term value for our shareholders and to fulfill our mission, generate long-term value for our shareholders.
Human Capital Resources
As of December 31, 2024, Redwood employed 283 full-time employees, including our executive officers, 147 (or 52%) of which are directly engaged in the operations of CoreVest, with the remainder spread across our Sequoia, Investment Portfolio, and Corporate functions. Our employees are generally dispersed across our offices, including in California, Colorado, New York, North Carolina, and Oregon, while certain of our employees work on a fully remote basis. Redwood’s talented employees are core to the sustainability and long-term success of Redwood and we invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy and we believe these priorities support Redwood’s ability to fulfill our mission, generate long-term value for our shareholders and the communities which we serve and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.
Employee Talent & Development
We are focused on and committed to developing and advancing our employees through targeted learning programs that build specific job-based skills and leadership capabilities across the company. We offer a variety of training opportunities for our employees including programs for managers of people and development programs for rising leaders. In addition, we offer a menu of skills-based training for all employees and support for specific ongoing education and professional certifications. We regularly assess the talent and skills of our workforce and prioritize the promotion or transfer of current employees for open roles. Feedback and coaching are core to our overall people development programs and our performance management process is designed to foster specific and frequent performance discussions. We believe that attracting and retaining a qualified workforce with a variety of perspectives, personal and professional experiences and backgrounds supports the long-term sustainability of our business and operation and we strive to create qualified candidate pools for any open positions across the company. Our summer internship program is structured and organized to provide opportunities for students while creating a pipeline of future talent for the company.
Employee Retention
We regularly evaluate our ability to attract and retain our employees. Voluntary employee turnover remained relatively low at 7.5% for 2024.
Community Giving
Being involved with and giving back to our communities is an important aspect of our culture. We strive to have a positive impact on the communities where we live and work and support the future development and well-being of our communities. We designate corporate grants for non-profit organizations and causes that we feel strongly connected to; this has historically included equal housing and affordability, causes that support underrepresented groups, and education. In addition, we have an employee-led foundation that manages and raises funds for a variety of charitable causes. All employees are invited to participate through various fundraising initiatives and by submitting grant requests for causes that they are passionate about. Volunteerism is also important at Redwood, and we regularly sponsor community events and provide paid time off for volunteer activities.
Employee Benefits
We offer a competitive compensation structure to our employees, including short- and long-term financial incentives, generous health and welfare benefits including a wellness stipend to be used for fitness and mental health services, paid family leave, fertility benefits, employee service awards, reimbursement for mortgage and renter’s insurance and paid time off to promote a healthy work/life balance. We also offer all employees the ability to participate in our Employee Stock Purchase Plan ("ESPP"), which incentivizes stock ownership among our employees by providing the opportunity to purchase Redwood common stock at a discounted price through payroll deductions.

Corporate Responsibility
We prioritize corporate responsibility initiatives that matter most to our business and shareholders. As noted above, our mission to make quality housing, whether rented or owned, accessible to all American households - guides our workforce’s day-to-day collaboration and serves as a cultural foundation. As such, we prioritize business initiatives and products that align with this mission. Through our Operating Businesses as well as our investments, we play an active role in supporting various areas of the residential housing market, including enhancing liquidity in the residential real estate finance markets and, in turn, facilitating home ownership and access to housing across the United States. Our Board of Directors oversees management’s approach to Corporate Responsibility matters, with standing Board Committees playing a primary role in overseeing different aspects of Corporate Responsibility. Management regularly reports to the Board and its committees regarding Corporate Responsibility matters.
Competition
We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, investment advisors, insurance companies, residential investor originators and HEI originators, and other specialty finance companies and financial institutions, as well as investment funds, venture capital investors, and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us (including, on occasion, by former employees of ours). Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, engaging in securitization transactions, and in other aspects of our business may lead to a decrease in the opportunities and returns available to us. For additional discussion regarding our ability to compete successfully, see the risk factor below under the heading “We are subject to intense competition and we may not compete successfully" in Part I, Item 1A of this Annual Report on Form 10-K.
Federal, State and Local Regulatory and Legislative Developments
Our business is affected by conditions in the housing and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing (including both owner-occupied and rental housing), and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, institutional ownership of residential housing, and the participants in residential housing-related industries than they would with respect to other industries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on mortgage foreclosures, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Moreover, to the extent we participate in markets that as-yet do not have fully developed regulatory frameworks or responsibilities, such as the market for home equity investments (HEI), we are subject to a heightened risk of new, enhanced, or changing regulation that is adverse to our business or burdensome to comply with. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal, state and local governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, HEI, and other assets we own or may acquire in the future, which effects may be material. For additional discussion regarding federal, state and local legislative and regulatory developments, see the risk factor below under the heading “Federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, home equity investments, and other assets we own or may acquire in the future, including as a result of any negative impact on the availability of warehouse mortgage financing facilities to us and/or the cost of borrowing under such facilities” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 28, 2025, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 10, 2024 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.
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
Risks Related to our Business and Industry (Page 7)
•general economic conditions and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets;
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
•the impact of public health issues such as pandemics;
Risks Related to our Investments and Investing Activity (Page 18)
•our exposure to credit risk and the timing of credit losses within our portfolio;
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

Operational and Other Risks (Page 33)
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
Risks Related to Legislative and Regulatory Matters Affecting our Industry (Page 50)
•the impact of changes to U.S. federal income tax laws on the U.S. housing market, mortgage finance markets, and our business;
•our failure to comply with applicable laws and regulation, including our ability to obtain or maintain required governmental licenses;
Risks Related to Redwood's Capital, REIT and Legal/Organizational Structure (Page 53)
•our ability to maintain our status as a REIT for tax purposes;
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
Other Risks Related to Ownership of Our Capital Stock (Page 57)
•our stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends;
•a limited number of institutional shareholders own a significant percentage of our common stock;
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

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, inflation, tariffs, slower economic growth or recession, U.S. or international fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, international geopolitical dynamics, political dynamics associated with the incoming Trump administration, any potential or actual shutdown of the U.S. federal government as a result of Congressional inaction, complications caused by recurring U.S. federal budget deficits, ongoing sufficiency of the U.S. federal debt ceiling and the U.S. federal government's ability to continue servicing national debt, changing U.S. consumer spending patterns, bank failures, negative developments in the housing, single-family rental (SFR), multifamily, and real estate markets, home price depreciation, rising unemployment, rising government debt levels, or adverse global political and economic events, such as the outbreak of pandemic, epidemic disease, or warfare (including the ongoing wars between Russia and Ukraine, and Israel and Hamas).

Elevated levels of inflation during the past several years have led to higher benchmark interest rates, and may lead to the sustained elevation of interest rates and more volatile interest rates in the future. Higher and more volatile interest rates have adversely affected, and may continue to adversely affect, our overall business, income, and our ability to pay dividends, including by reducing the fair value of many of our assets. This has adversely affected, and may continue to adversely affect, our earnings results, our volume of loan originations and acquisitions, our ability to securitize, re-securitize, or sell our assets, our cost of capital and our liquidity. Elevated interest rates have adversely affected, and may continue to adversely affect, the ability of certain borrowers to make interest payments or to refinance their loans, including loans we hold in our investment portfolio, loans we hold in anticipation of sale or securitization, and loans underlying our investments in mortgage-backed securities (MBS) and similar investments, as further discussed within these Risk Factors. Moreover, with respect to residential investor loans we hold in our investment portfolio and in anticipation of sale or securitization, and residential investor loans underlying mortgage-backed securities we own, elevated interest rates and higher costs to own and maintain properties (including in certain cases real estate taxes and insurance) have contributed to financial stress among certain cohorts of borrowers by increasing their monthly interest payments on floating rate loans, as well as reducing net cash flow generated by rental properties and increasing the costs, and inhibiting the sale of financed properties, associated with renovation-and-resale/rental projects and ground-up construction projects, contributing to increased delinquency rates and losses on loans to impacted borrowers. Our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

Real estate values, home price appreciation trends, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. The government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of mortgage finance and securitization activity, inhibiting the growth of private sector mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in SEMT® (Sequoia) and CAFL® (CoreVest) securitizations we sponsor. Congress and executive branch officials have periodically proposed various plans for reform of Fannie Mae and Freddie Mac (and the broader role of the government in the U.S. mortgage markets), and the reform or privatization of Fannie Mae and Freddie Mac (including through the termination of the conservatorship of these two GSEs) appears to be a priority for the Trump administration; however, it is unclear which reforms will ultimately be implemented, if any, what the time frame for any such reform would be, and what the impact on our business would be. The reform or privatization of Fannie Mae and Freddie Mac could, however, have a negative impact on our ability to compete with these very large enterprises. In addition, the Federal Reserve’s termination of its program to purchase Agency MBS, and subsequent reduction in the amount of MBS held on its balance sheet, has adversely affected the overall demand for mortgage-backed securities, including private-label mortgage-backed securities such as those issued by us, and any further reduction of the Federal Reserve’s holdings of MBS, including through sales of MBS on its balance sheet, could continue to negatively impact the demand for such securities.

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

Actions taken by the Federal Reserve to set or adjust monetary policy, and statements it makes regarding monetary policy, have adversely affected, and may continue to affect, the expectations and outlooks of market participants in ways that disrupt our business, and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, the Federal Reserve significantly tightened monetary policy from 2022 through 2024 by terminating its program to purchase Agency MBS and by increasing the federal funds rate numerous times due to rising inflation and tight labor market conditions, among other reasons. In 2024, the Federal Reserve began to gradually loosen monetary policy, but more recently, in late 2024, the Federal Reserve has signaled that the pace of benchmark interest rate cuts may slow or be paused for as long as needed, until inflation and unemployment rates reach satisfactory levels. Although the Federal Reserve has indicated that additional rate increases may be unnecessary in the near-to-medium-term, the Federal Reserve could maintain rates at their current elevated levels for a prolonged period of time and could, at any time, decide to change course and increase the federal funds rate based on economic indicators or for any other reason. Increasing and sustained elevated rates have led to, and could continue to cause, a significant and sustained reduction in mortgage loan origination volumes, particularly the volume of mortgage refinancings, and the value of fixed-rate mortgage loans and securities we own. Sustained elevated rates or additional rate increases may further reduce loan volumes and asset values, and dampen or reverse home-price appreciation trends, which would have an adverse effect on our earnings, our business, and financial condition.

When benchmark interest rates rise, one of the immediate potential impacts on our business is generally a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Elevated or rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans and our business more broadly, including existing adjustable-rate borrowings and potential future borrowings. For example, as of December 31, 2024, we had $124 million in outstanding unsecured corporate debt maturing in 2025 that we may repay (all or in part) with the proceeds of new unsecured debt that has been or would be expected to be incurred at significantly higher interest rates than the maturing borrowings. Furthermore, declining values of mortgage loans may trigger a requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings that are subject to market value-based margin calls. Most of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of residential consumer, residential investor, and multifamily MBS. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

To the extent benchmark interest rates continue at their current elevated levels or begin to rise again, it could further impact the volume of mortgage loans available for purchase or origination in the marketplace and our ability to compete to acquire or originate mortgage loans as part of our mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that may impact banks more favorably than us and other non-bank institutions.

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

As noted above, our business is affected by conditions in the housing and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws, regulations and executive orders. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing (including both owner-occupied and rental housing), and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, and the participants in residential housing-related industries than they would with respect to other industries. Other changes or actions by regulators, judges or legislators regarding mortgage loans and contracts or other housing-related contracts, including home equity investments (HEI), including the voiding of certain portions of these agreements, adverse determinations regarding enforceability of HEI or their recharacterization or regulation as mortgage loans, or the promulgation of additional restrictions on mortgage foreclosures, may reduce our earnings and the value of assets in our investment portfolio, impair our ability to mitigate losses, or increase the probability and severity of losses.

For example, during 2025, lawmaking bodies in several different states have proposed legislation intended to restrict certain business entities, pooled investment funds, and institutional purchasers from acquiring, owning, or, in some cases, obtaining an interest in, single-family residential real estate within their state. These proposals generally attempt to prohibit restricted entities from purchasing residential real estate, and/or establish a maximum allowable number of single-family residential homes that can be purchased or held in inventory by certain specified types of entities. Some of these proposals would establish statutory penalties for violations, while others attempt to establish significant tax penalties to be levied upon specified purchasers and owners of single-family residential homes. Whether accomplished through outright prohibition, taxation, zoning restrictions, or otherwise, many of these proposals fail to include properly tailored exclusions and exemptions. If certain of these proposals were to become law, they could have broad consequences on participants in the mortgage or general real estate industries. Such consequences could include, without limitation, restricting single-family rental owners and/or operators from acquiring or owning single-family residential properties, forced divestiture of single-family real estate already owned, restricting entities from holding security interests in single-family real estate, restricting parties from taking ownership of single-family real estate through foreclosure of a security interest, or levying substantial transfer and other taxes on these and other activities. Depending on the individual law, restricted parties could be read to include certain issuers of mortgage-backed securities and other pooled investment entities. If certain of these proposals become law, it could have a significant detrimental impact on actual and prospective borrowers under our residential investor loan programs as well as residential investor loan origination, acquisition, and securitization or sale opportunities. Additionally, certain of these proposals may cause originators of, and investors in, residential consumer loans to curtail or potentially cease originating, purchasing, selling, or securitizing loans collateralized by properties in specific states. These and other potential consequences of this type of legislation may reduce the volume of loans we originate or acquire and may reduce our earnings and the value of assets in our investment portfolio, impair our ability to mitigate losses, or increase the probability or severity of losses, which could result in negative impacts on our business, assets, financial condition, and results of operations, which could be material.

Moreover, to the extent we participate in markets that as-yet do not have fully developed regulatory frameworks or responsibilities, such as the market for HEI, we are subject to regulatory uncertainty and a heightened risk of new, enhanced, or changing regulation that is adverse to our business or burdensome to comply with. For example, on January 15, 2025, the CFPB took several coordinated actions relating to HEI (the “January 2025 CFPB Actions”), including issuing a consumer advisory on home equity contracts, publishing an HEI market overview, and filing an amicus curiae (“friend of the court”) brief in a federal district court case regarding one specific consumer’s HEI contract with a third-party provider (Roberts v. Unlock Partnership Solutions AOI Inc., et al., No. 24-cv-01374 (D. N.J. March 4, 2024)). In its amicus brief, the CFPB expressed certain non-binding views on the particular HEI contract at issue in the case, including that the provider’s HEI is a “residential mortgage loan” and therefore “credit” under the Truth in Lending Act. Although none of the January 2025 CFPB Actions is binding or amounts to enforceable law or regulation, the materials are illuminating as to how the CFPB could approach these issues with respect to different types of HEI products. While the materials may not reflect the CFPB’s current views following the recent change in U.S. presidential administration, there is no assurance that the CFPB’s opinions will change, or that the CFPB will not act upon these opinions through formal rulemaking, enforcement, or other official activity. Additionally, the CFPB released a comprehensive report outlining recommendations to strengthen state-level consumer protection laws and to provide a roadmap to enforcement strategies for state lawmakers and regulators. If the CFPB, or another federal or state regulator, were to regulate HEI as a form of credit, our compliance costs would increase, and such regulation could negatively, and materially, impact on our business, assets, financial condition, and results of operations.

As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal, state and local governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material. For example, on July 27, 2023, the Federal Reserve System (“Federal Reserve”), Federal Deposit Insurance Corporation (“FDIC”), and Office of the Comptroller of the Currency (“OCC”) issued a notice of proposed rulemaking and request for comment on a proposal to implement the final components of the Basel III Capital Accords in the United States (“Basel III Endgame proposal”). The Basel III Endgame proposal, if adopted, would apply a broader set of capital requirements to banking organizations with $100 billion or more in assets and, generally, require such organizations to reserve additional capital against certain of their assets. More recently, in late 2024, the Vice Chair for Supervision at the Federal Reserve called for changes to the Basel III Endgame proposal that would decrease the contemplated capital requirements. The potential impact of the Basel III Endgame proposal and its many components are hotly debated issues among bankers, regulators, asset managers, and mortgage industry participants, among others. Many stakeholders suggest that this proposal, if adopted, would lead to an overall reduction in mortgage loan origination and sale volumes, and increased borrowing costs for loan borrowers and mortgage industry participants, including as a result of the proposal’s potential impact on the cost and availability of wholesale mortgage financing, such as the warehouse mortgage financing facilities we use to finance our short- and long-term holdings of mortgage loans. Whether the Basel III Endgame proposal becomes effective and, if so, in what form, is subject to significant uncertainty, as is the potential impact any such enactment might have on the U.S. and global economy, mortgage and real estate markets, and on our business, our loan origination and acquisition volumes, and the value of, and returns on, mortgages, mortgage-backed securities, and other assets we own or may acquire in the future. The Basel III Endgame proposal, if enacted, may have a negative impact on our business, financial condition, and results of operations, and that impact may be material.

As another example, Fannie Mae and Freddie Mac conforming loan limits increased significantly on January 1, 2024 and again on January 1, 2025. These increases, as well as future increases in conforming loan limits, may adversely impact the amount and/or value of non-Agency loans available for purchase, which could have a material adverse effect on our residential business. As another example, in recent years, the Securities and Exchange Commission proposed certain rules to enhance public company disclosure requirements, including with respect to climate-related risk and greenhouse gas emissions, and adopted rules requiring enhanced disclosure relating to cybersecurity events and risk management. The state of California has also enacted legislation mandating certain corporate disclosures of climate- and emissions-related information. In addition, in 2021, Congress enacted the Corporate Transparency Act (“CTA”), which, among other things, requires certain legal entities to disclose their “beneficial ownership information” through a reporting system administered by FinCEN. The CTA went into effect in January 2024, including a gradual phasing-in of the reporting requirement for entities formed prior to 2024, allowing such reports to be filed at any time prior to January 1, 2025. Since going into effect, the CTA has faced numerous legal challenges, one of which led to a stay of enforcement; however, as of the date of this Report, enforcement has resumed, with FinCEN extending the compliance date for most organizations to March 21, 2025. If and when the Securities and Exchange Commission or other governmental or regulatory bodies adopt and implement final rules or laws on these or other topics, such disclosure requirements would increase the cost, potentially significantly, of maintaining our status as a public company and of hiring third-party auditors and other consultants, as well as enhancing the risk of incorrectly reporting newly mandated metrics (such as our direct and indirect greenhouse gas emissions, or the climate-related impacts on our financial statements at the line-item level).

Furthermore, as a result of the economic and market disruption caused by the COVID pandemic, federal and state governmental authorities encouraged and, in certain cases, mandated, responses to forbearance requests from borrowers with respect to monthly mortgage payment obligations by enacting statutes, including the federal CARES Act, and promulgating various orders, regulations, and guidance to enable borrowers to defer and reschedule monthly mortgage payments, coupled with enacting or extending nationwide and/or local foreclosure and eviction moratoria. As another example, the financial crisis of 2007-2008 and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting or capital standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us. Moreover, policy changes aimed at enhancing regulatory scrutiny and enforcement priorities around, for example, mortgage servicing, real estate valuations, credit reporting, automated decision-making, and anti-discrimination, including by the Consumer Financial Protection Bureau ("CFPB"), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), state financial and real estate regulators, and state attorneys general, could further increase our compliance costs and the costs of loans or other assets we acquire.

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

We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, investment advisors, insurance companies, residential investor loan originators and HEI originators, and other specialty finance companies and financial institutions, as well as investment funds, venture capital investors, and other investors in real estate-related assets. In addition, other companies may be formed (including, on occasion, by our former employees) that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. Since 2008, this loan size limit has been elevated above the historical loan size limit, and as of January 1, 2025, the maximum loan size limit was $1,209,750 for loans made to secure single unit real estate purchases in certain high-cost areas of the U.S.

In addition, since 2008, Fannie Mae and Freddie Mac have been in conservatorship and have become, in effect, instruments of the U.S. federal government. It is unclear whether any future federal legislation or executive or regulatory actions regarding Fannie Mae and Freddie Mac will continue to maintain, or increase, the role of those entities in the housing finance market, including whether the incoming Trump administration will take steps to end the conservatorship and privatize Fannie Mae and Freddie Mac. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding. To the extent the Trump administration moves forward with terminating the conservatorships and privatizing, in whole or in part, Fannie Mae and Freddie Mac, these enterprises could expand their business and become even more formidable as competitors.

Regardless of whether their conservatorships are terminated and/or these enterprises are privatized, to the extent that laws, regulations, executive orders or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant or could increase. In addition, to the extent that property values decline while loan size limits remain the same, it may have the same effect as an increase in these limits, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they previously had been able to compete and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 25% of the aggregate dollar value of residential loans originated in the U.S. in 2023. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

U.S. real estate markets, the mortgage industry and the related capital markets have undergone significant changes since the U.S. financial crisis of 2007-08, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Additionally, it remains unclear how any future federal legislation or executive or regulatory actions regarding Fannie Mae and Freddie Mac and the housing finance market more broadly, including the Basel III Endgame proposal, if it becomes effective, will impact these markets and our business. Additional factors, including a rising or sustained elevated interest rate environment, which has caused, and may continue to cause, the volume of refinance loans to decline, and secular trends in consumer demand for renting versus owning a residence, as well as trends in the cost and supply of available housing, including as a result of potential action by the incoming Trump administration to build houses on surplus federal land, may also contribute to evolving conditions in the mortgage industry and capital markets. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage finance industry and capital markets, our business and financial results may be adversely affected. For example, as benchmark interest rates have risen over recent years, we have continued to focus on investing in HEI and in platforms that originate HEI, including our own HEI origination platform, Aspire, as we believe that there is and will continue to be increasing consumer demand for HEI as an alternative for homeowners to access equity in their homes and for home buyers to fund a portion of a home purchase down payment. However, our beliefs and assumptions about the market for HEI may not anticipate changing circumstances or certain risks, including regulatory risks, associated with a direct-to-consumer product of this nature, and may not be successful. Furthermore, new business ventures and changes we make to our business to respond to changing circumstances may expose us to new or different risks than those to which we were previously exposed, and we may not effectively identify or manage those risks, as further discussed within these Risk Factors.

Similarly, the competitive landscape in which we operate and the products and investments for which we compete are also affected by changing conditions. There may be trends or sudden changes in our industry or regulatory environment, such as the Basel III Endgame proposal, changes in the role of government-sponsored entities, such as Fannie Mae and Freddie Mac, changes in the role of credit rating agencies or their rating criteria or processes, or changes in the U.S. economy more generally. If we do not effectively respond to these changes, our ability to effectively compete in the marketplace may be negatively impacted, which would likely result in our business and financial results being adversely affected.

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a significant funding source for our residential consumer and residential investor mortgage business. While we have engaged in numerous residential consumer and residential investor mortgage securitization transactions both before and since the Great Financial Crisis, the amount of securitization activity we engage in varies from year to year, and we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions. Additionally, since 2022 we have co-sponsored two securitizations of HEI, began originating HEI and have purchased HEI from third parties with the expectation that we would continue to aggregate HEI for future securitization. A prolonged disruption of these securitization markets may adversely affect our earnings, growth, and liquidity. Even if regular residential consumer and residential investor mortgage loan securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. And even if conditions are favorable to us, we may not be able to achieve and sustain the volume of securitization activity we previously conducted. Additionally, securities collateralized by residential investor loans, such as those issued by CoreVest under the CAFL® label, make up a small portion of the total market-wide volume of mortgage-backed securities issued, and the market for securities collateralized by HEI has only recently come into existence. The markets for such securities are not as mature as the market for residential mortgage-backed securities and dislocations in these markets or a change in the risk tolerance of investors or the perception of risk related to residential investor mortgage-backed securities or HEI-backed securities may negatively impact our ability to grow or sustain the volume of residential investor mortgage-backed or HEI-backed securitization transactions we engage in, which may result in our business and financial results being adversely affected.

We have also historically depended on the sale of whole loans as a channel for distributing loans and as an alternative to engaging in securitization transactions. However, for reasons similar to those described above with respect to securitization, market conditions have at times limited our whole loan sale activity in recent years. A prolonged disruption of the market for whole loans may adversely affect our earnings, growth, and liquidity. Even if regular residential consumer and residential investor whole loan purchase and sale activity continues among market participants, we do not know if such transaction activity will continue to be on terms and conditions that will permit us to participate or be favorable to us. And even if conditions are favorable to us, we may not be able to achieve and sustain the volume of whole loan sale activity we previously conducted. We may also pursue joint ventures or initiatives to form investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources, and to earn fees, incentives or other income in connection with these initiatives. For example, since 2023, we have established two joint ventures with large institutional investors to invest in residential investor bridge loans originated by CoreVest. To the extent we pursue additional, similar initiatives to establish joint ventures or form investment vehicles or funds with third-party investors, our efforts may not be successful, including any efforts we make to engage in the investment advisory business.

Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders and investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could fail to improve our business and results of operations.

Over recent years, we have announced several new initiatives to expand our mortgage banking activities and alter our investment portfolio, including by expanding our mortgage banking activities to include, for example, acquiring and originating loans secured by non-owner occupied rental properties generally made up of one to four units and residential bridge loans (which we collectively refer to as “residential investor” real estate loans), and optimizing the size and target returns of our investment portfolio. As examples, since 2019, we have completed the acquisitions of three residential investor real estate loan origination platforms, CoreVest, 5 Arches, LLC (“5 Arches”), and Riverbend Funding, LLC (“Riverbend”), which we combined into a single platform, through which we now originate, acquire, and sell or securitize residential investor loans. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential consumer and residential investor mortgage origination platforms, HEI origination platforms, including the launch of our internal Aspire HEI origination platform in 2023, investment advisory or asset management initiatives, and our RWT Horizons® venture investing initiative, through which we invest in early-stage companies strategically aligned with our business across the lending, real estate, and financial technology sectors to drive innovations across our residential consumer and residential investor mortgage loan platforms. Other new investment initiatives include investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily loans and securities, subordinate lien residential loans and securities, HEI, investments in excess mortgage servicing rights (“MSRs”) and servicer advance investments related to pools of single-family and small-balance multifamily residential mortgage loans, and a multifamily investment fund to acquire workforce housing properties. We also occasionally sell lower-yielding securities in our investment portfolio in order to redeploy capital into higher-yielding securities as part of our portfolio and capital management strategies. In addition, we have completed and may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives.

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

Additionally, these initiatives may have more risks, and different risks, than our traditional mortgage banking activities and investment portfolio. For example, our portfolio and capital management strategies may include selling securities and reinvesting in securities with greater exposure to credit risk due to their structural credit enhancement of senior securities, as well as more limited payment histories. As other examples, originating and investing in HEI, originating and investing in residential investor mortgage loans, pursuing initiatives to form joint ventures or investment vehicles or funds with third-party investors, and incorporating blockchain technology into our operations and/or the securitization transactions we sponsor exposes us to new and different risks than our traditional residential mortgage banking activities, including potential uncertainty with respect to regulatory matters or litigation (with respect to HEI, investment advisory initiatives and blockchain, AI, or other technology initiatives), and higher rates of delinquency, default, foreclosure and litigation (with respect to residential investor mortgage loans and subordinate-lien financing). Our RWT Horizons® venture investing platform also exposes us to new and different risks, including risks related to making equity investments in early-stage companies that may not have substantial operating histories, and initiatives we have completed and may continue to pursue to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – may not be successful, including any efforts we make to engage in the investment advisory business. Moreover, investing in, and expanding the scope of, our operating platforms and pursuing these types of initiatives can expose us to new and different risks, including regulatory and compliance risks, as well as operational risks. As a result, these new initiatives could fail to improve the long-term profitability of Redwood, could fail to result in capital being available for or deployed into more profitable businesses and investments, could result in dilutive issuances of equity, warrants, or options to acquire equity, or debt securities convertible into equity to fund our business and investment activities, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders or investors (through dividends or repurchases of common stock, preferred stock, or convertible or other debt), could also fail to improve our business and results of operations.

To the extent they disagree with decisions we have made about our business, strategy, investments, financing or capital raising, significant activist stockholders may attempt to effect changes at our company, which could impact the pursuit of business strategies and initiatives and could negative adversely affect our business and results of operations. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies.

Our Board of Directors has approved authorizations for the repurchase of Redwood common stock, preferred stock, and debt securities, including debt securities convertible or exchangeable into common stock issued by Redwood. We did not repurchase any common stock or preferred stock during 2024. In 2024, we repurchased and repaid $72 million of our outstanding debt securities. At December 31, 2024, we continued to have authorization to repurchase up to approximately $101 million of shares of common stock, up to $70 million of shares of preferred stock, and continued to be separately authorized to repurchase our outstanding debt securities. If we repurchase shares of Redwood common stock, preferred stock or other securities issued by Redwood, it is generally because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us and/or because we believe it contributes to a more robust capitalization structure for our company; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock, preferred stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations.

In addition, we periodically raise capital by issuing common stock, preferred stock, or debt securities (including debt securities convertible into common stock), through underwritten public offerings, in at-the-market (“ATM”) offerings, under our direct stock purchase and dividend reinvestment plan, or in private placement transactions. For example, in 2023, we issued $70 million of preferred stock in an underwritten public offering and $124 million of common stock through ATM offerings. In 2024, we issued $145 million of unsecured debt securities, $40 million of convertible notes, and $15 million of warrants to purchase common stock. We may issue additional shares of common stock upon conversion of our convertible debt or upon exchange of our exchangeable debt, upon the exercise of any options or warrants for common stock we issue, to our directors, officers and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder, and to fund merger and acquisition activity. It may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. To the extent we raise capital to fund our operations and investment activities, our approach to raising capital is based on what we believe to be in the best interests of the company and, therefore, our stockholders. However, it is possible that our use of the proceeds of such capital raising transactions may not yield a significant return or any return at all for our stockholders. If we are not able to make prudent decisions about raising, managing, and distributing our capital, our business and financial results may be adversely impacted.

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

We also maintain borrowing facilities that we describe as non-marginable, because they are not subject to market-value based margin calls subject to the lender’s determination, in its sole discretion, of the market value of the underlying collateral. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage loan or security being financed, a decline in the value of the underlying property securing the mortgage loan or HEI being financed, as determined by an appraisal, broker price opinion, or similar objective source, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of mortgage loans, concentration limits as to asset type or the geographic location of the underlying property, a change in the interest rate of a specified reference security relative to a base interest rate amount, or an adverse regulatory change impacting the HEI being financed. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed, or based on the occurrence of a triggering credit event impacting the financed mortgage loan which is followed by a decline in the market value of the financed mortgage loan (as determined by the lender). If U.S. home prices experience widespread declines, as a result of increased benchmark interest rates, declining economic conditions, or for other reasons, our non-marginable borrowing facilities, and mortgage loans, HEI, or securities financed thereunder during recent periods of elevated home prices, could be particularly exposed to lender margin calls.

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

Our borrowing facilities also contain representations, warranties, and/or covenants related to litigation that could be breached, for example, if we are subject to litigation proceedings and claims in excess of specified dollar thresholds or that could have a material adverse effect on our business. For instance, in connection with the impact of the COVID pandemic on the non-Agency mortgage finance market and on our business and operations, one of our loan seller counterparties subjected us to litigation and others made demands regarding perceived obligations to them. If the individual or aggregate amount of such litigation or any threatened litigation exceeded specified dollar thresholds or could have had a material adverse effect on our business, we could have breached representations, warranties, or covenants under our borrowing agreements, which breach could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements.

Volatility in the mortgage credit markets, including continued volatility due to macroeconomic, geopolitical, regulatory, or other events may cause the market value of loans, HEI, and securities we own, and that are pledged to secure financing, to decline again as they did in 2020, and our financing counterparties may make additional margin calls. Furthermore, if other market participants fail to meet margin calls associated with mortgage loans, HEI, or securities they finance, their financing counterparties could terminate their financing and seek to sell significant amounts of loans, HEI, and securities, which could again depress the market value of these types of assets and result in additional margin calls on us and other borrowers. Additionally, as described above, securities financed under our short-term securities repurchase facilities, and loans and HEI financed under certain whole-loan warehouse/secured revolving borrowing facilities, are subject to mark-to-market treatment and may incur margin calls or may require us to repurchase such loans in the event the loans become delinquent. For example, the rapid increase in benchmark interest rates during 2022 and 2023 contributed to financial stress among certain cohorts of borrowers on residential investor bridge loans in our investment portfolio and increases in delinquencies within this portfolio, which has resulted in margin calls on certain financed loans that have become delinquent and, in some cases, ineligibility for financing which has required us to repay the entire amounts borrowed against such ineligible loans. Additionally, increased delinquencies associated with alleged breaches of representations and warranties with respect to certain residential investor term loans in securitization transactions have caused us to repurchase impacted loans out of securitization structures. This in turn may adversely affect our liquidity and other aspects of our business, including our ability to securitize, finance, or otherwise sell, real estate loans and securities. We may receive additional margin calls in the future and there is no assurance that we will be able to meet such margin calls. We may experience an event of default under some or all of our short- and long-term debt and financing facilities if we do not meet future margin calls or maintain compliance with financial covenants and other terms of these debt obligations, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness, which could lead to an event of bankruptcy or insolvency, which would have a material adverse effect on our business, results of operations and financial condition.

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

Our use of leverage increases our exposure to liquidity risks, including liquidity risks related to unforeseen economic developments such as the pandemic, and may adversely impact our liquidity, cash balances, and financial results. For additional information regarding our exposure to liquidity risks and other risks related to our use of leverage, refer to Part II, Item 7 of this Annual Report.

Maintaining information security and complying with data privacy and technology laws and regulations are important to our business and a cybersecurity or data breach, or a violation of data privacy or technology laws, could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

When we acquire or originate real estate mortgage loans, or the rights to service mortgage loans, we come into possession of non-public borrower or borrower-principal personal information that a bad actor or an identity thief could utilize when engaging in fraudulent activity or theft. We also come into possession of similar personal information about customers when we acquire or originate HEI. We may share this information with third parties, such as loan or HEI sub-servicers, outside vendors, third parties interested in acquiring such loans or HEI from us, or lenders extending credit to us collateralized by such loans or HEI. We have acquired more than 100,000 residential mortgage loans and rights to service residential mortgage loans since 2010 in addition to acquiring or originating other types of mortgage loans (including residential investor loans) and HEI throughout our operating history.

While we have information security measures in place to protect this information and detect and prevent security breaches, such measures may be inadequate in protecting against threats, or these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, "phishing", social engineering, or ransomware attacks, employee, service provider or vendor error, or malfeasance or other intentional or unintentional acts by employees, third parties and bad actors, including third-party service providers. Threat actors continue to use increasingly sophisticated techniques and tools, including artificial intelligence, to gain unauthorized access to enterprise data and information systems. Borrower, customer, or consumer data, including personal information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Even highly sophisticated protective measures may fail as a result of human error; for instance, an employee of ours or a third party’s may succumb to a phishing or social engineering attack resulting in unauthorized access to our or their information technology systems. Additionally, our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, ransomware attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrower, customer or consumer data, other personal information, or other company data, including confidential or proprietary business information. In the past, we have experienced unauthorized access to certain data and information. We have also experienced fraudulent activity initiated through social engineering attacks by malicious third-party actors. As an example, wire transfers are an attractive target of fraudulent activity due to the speed and finality of payment, and the nature of our mortgage banking and HEI activities requires us frequently to transfer funds to various counterparties in connection with the origination or acquisition of mortgage loans and HEI. Although we have policies and procedures in place to mitigate risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred immaterial financial losses related to such activity. Our response to these incidents has been to take immediate steps to investigate and address the unauthorized access or fraudulent activity, and past unauthorized access and fraudulent activity related to “phishing” or social engineering has not had a material effect on our business and financial results. Although we have designed and implemented information security systems and processes to protect sensitive information from bad actors, such systems or processes may not be effective in preventing unauthorized access or activity in the future. While past unauthorized access and activity has been immaterial to our business and financial results, there can be no assurance that future incidents would also be immaterial. Furthermore, because of frequent changes in, and increasing sophistication of, the techniques and tools used by bad actors to obtain unauthorized access to, or to sabotage, systems or data, or to deceive our or our service providers’ employees to allow unauthorized or fraudulent access or activity, we may be unable to anticipate these techniques, or to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period, including breaches or attacks that are effectively dormant or undetectable until activated against us.

In addition to the risks described above, we are subject to certain federal and state laws and regulations (collectively, “Data Privacy Laws”) relating to the collection, retention, use, transfer, and/or protection of various types of ‘personal information’ or ‘personal data’ (or similar term(s), each as defined under applicable law), and which grant data subjects certain rights in, to, and over their personal information. In some cases, Data Privacy Laws apply not only to our interactions with and data transfers to third parties, but may also restrict transfers of personal information between Redwood and its subsidiaries depending on the purpose of the transfer. Legislators in a variety of jurisdictions have passed laws and corresponding regulators have promulgated rules and regulations in this area; some of these jurisdictions are considering imposing additional restrictions, and they and others have laws that are being developed or are pending review and/or decision (including the federal government, which continues to consider enacting additional comprehensive federal privacy laws). In addition, with the recent proliferation of artificial intelligence-enabled products and services, certain state and federal lawmakers and regulators have begun developing, or have developed and promulgated, laws regarding the development and use of artificial intelligence (“AI Laws”). For example, the State of Colorado passed the Colorado AI Act during 2024, which will require developers and deployers of “high-risk” AI systems to abide by statutory requirements, such as developing comprehensive policies and procedures around the use or development of AI systems and managing the risks associated therewith. The Colorado AI Act primarily focuses on the prevention of algorithmic discrimination in connection with certain “consequential decisions,” which include decisions that have a material impact on, e.g., consumer financial or lending services and housing. Most provisions of the Colorado AI Act are expected to come into effect in February 2026. Other jurisdictions have followed Colorado in proposing or enacting their own AI legislation. Data Privacy, AI, and other such laws governing the use of technology continue to develop and may be inconsistent from jurisdiction to jurisdiction or from sector to sector, expensive or difficult to comply with, or unclear due to a lack of regulatory guidance. Complying with emerging and changing requirements of Data Privacy Laws or AI Laws may cause us to incur substantial costs, and has required and may again in the future require us to change our business practices. Noncompliance could result in significant penalties, fines, or legal liability, including as a result of private civil action or regulatory enforcement. Furthermore, we make statements in the form of privacy notices about our collection, use and disclosure of personal information, including statements provided on our websites and other privacy notices provided to consumers, borrowers, customers, third-party vendors, employees or job applicants. Any failure by us to comply with these statements, as well as any failure to provide comprehensive and transparent disclosure in such statements, or to comply with other federal, state, local or international privacy or data protection laws and regulations could result in inquiries or proceedings against us by governmental entities, regulators, consumer organizations, and private litigants, as well as potential fines, penalties, and monetary or other liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Under Data Privacy Laws, we may be liable for statutory, actual, or other damages suffered by individuals whose personal information is compromised or stolen as a result of a breach of the security of the systems upon which we or third parties and service providers of ours store this information, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs, including, but limited to, costs relating to investigating and notifying affected individuals and providing credit monitoring services or other services or compensation to them, as well as regulatory fines or penalties, or, in the event of a ransomware attack, any ransom payment we decide to make in order to restore our systems and data following such attack. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits.

Furthermore, several federal and state regulators have begun mandating the reporting of certain security incidents in a particular format and within required timeframes, including, without limitation, the Securities and Exchange Commission, the Federal Trade Commission, and the New York State Department of Financial Services. Our failure to comply with applicable reporting obligations could subject us to fines, penalties, or legal action. In addition, security breaches could also significantly damage our reputation with existing and prospective loan sellers, loan buyers, borrowers, customers, investors, and third parties with whom we do business. Any publicized security problems affecting our businesses, or those of third parties with whom we do business, may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on web-based product offerings, cloud service providers, and on the use of cybersecurity tools and vendors.

Furthermore, our business is highly dependent on communications and information systems, including systems we use for our loan acquisition and origination activity and systems we use for liability management and interest rate hedging activities, and many of our internal controls rely on our financial, accounting and other data processing systems to be effective. Any failure or interruption of either our own systems or critical third-party systems, including due to a ransomware attack, could negatively impact our ability to transact business and manage our liabilities and interest rate exposure and, if prolonged, could have a material adverse effect on our business, results of operations and financial condition, as further discussed within these Risk Factors.

The U.S. and global economy and financial markets, and our financial condition and core aspects of our business operations have been and may continue to be adversely affected or disrupted by public health issues, including epidemics or pandemics such as COVID-19.

The U.S. and global economy and financial markets, real estate markets, and our financial condition and core aspects of our business operations have been and may again be adversely affected or disrupted by public health issues outside of our control, including epidemics or pandemics. A public health crisis such as a pandemic, and efforts taken in response to it have affected, and may again affect, the core aspects of our business, including the acquisition, origination and distribution of mortgages, activities and valuations within our investment portfolio, our liquidity, and our employees. For example, since 2020, the COVID-19 pandemic (the "COVID pandemic") caused, and in some ways continues to cause, significant volatility and repercussions across regional, national and global economies, financial markets, and supply chains.

The pandemic impacted our mortgage banking operations, and it or another public health crisis may impact our operations again. For example, as a result of government measures taken to slow the spread of COVID-19, U.S. unemployment claims rose dramatically and remained elevated at times during the pandemic. If a pandemic or any subsequent outbreak of epidemic disease were to lead to another prolonged economic downturn with sustained high unemployment rates, real estate financing transactions may decrease, and borrowers and tenants may experience difficulties meeting their obligations and may seek to forbear payment on their loans or leases. Thus, the credit risk profile of our assets may be more pronounced during severe market disruptions in the mortgage, housing or related sectors. Additionally, interest rates could rise or decline materially and/or credit spreads could widen as a result governmental activities taken in response to macroeconomic events, such as those taken by the Federal Reserve during the pandemic, one or more of which could cause asset values to decrease and/or prepayments on our assets to increase or decrease due to refinancing activity, which could have a material adverse effect on our results of operations.

The pandemic impacted our access to the capital markets and our liquidity, and it or another public health crisis may impact us again. Pandemic-related disruptions to the normal operation of mortgage finance markets impacted, and may again impact, our mortgage banking operations and our investment portfolio by, among other factors, limiting access to short-term or long-term financing for mortgage loans, mortgage-backed securities, and other real estate assets, disrupting the market for securitization transactions, or restricting our ability to access these markets or execute securitization transactions. Our liquidity could also be impacted as our lenders reassess their exposure to mortgage-related investments and either curtail access to uncommitted financing capacity or impose higher costs to access such capacity, as further discussed within these Risk Factors. Our liquidity may be further constrained as there may be less demand by investors to acquire mortgage loans we originate or acquire for re-sale, mortgage-backed securities we issue, including through our SEMT® and CAFL® securitization platforms, or other assets we own or may acquire in the future.

The impact of a public health crisis like the pandemic or a similar crisis on the global economy and, in turn, on our financial condition, liquidity, and results of operations could be material. Moreover, each of the risk factors discussed in this Item 1A would likely also be impacted directly or indirectly by a pandemic, as was the case with COVID-19, and could again be impacted in the event of a resurgence or the emergence of another epidemic disease. Future developments associated with COVID-19 or any other public health crisis, and the attendant economic and other impacts, present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Risks Related to our Investments and Investing Activity
The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential consumer, residential investor, and multifamily real estate loans and through direct investments in residential consumer, residential investor, and multifamily real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk or who are seeking financing for their own holdings of residential consumer, residential investor, and multifamily real estate loans or servicing rights relating to residential consumer, residential investor, and multifamily real estate loans. Credit losses on these types of real estate loans can occur for many reasons, including but not limited to: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate, including due to a failure to properly maintain real estate; declining rents or elevated delinquencies associated with single- and multifamily rental housing; the outbreak of highly infectious or contagious diseases; natural disasters, the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers or sub-servicers. Among other factors, weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for some of the loans held at securitization entities we have sponsored and for a portion of the loans underlying securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans we own and have pledged to secure short-term warehouse borrowings and a portion of the residential investor and multifamily real estate loans and loans underlying multifamily securities we have acquired may have adjustable interest rates. Accordingly, as short-term interest rates rise, required monthly payments from borrowers will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

Credit losses on residential investor and multifamily real estate loans and real estate loans collateralizing residential investor and multifamily securities can occur for many of the reasons noted above for residential real estate loans. For example, the rapid increase in benchmark interest rates during 2022 and 2023 contributed to financial stress among certain cohorts of borrowers on residential investor bridge loans in our investment portfolio and increases in delinquencies within this portfolio, which has resulted in realized and unrealized credit losses and could result in additional realized and unrealized credit losses in the future. Moreover, these types of real estate loans may not be fully amortizing (e.g., interest-only loans) and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance the loan or sell the property at maturity. residential investor term loans and multifamily real estate loans and real estate loans collateralizing residential investor and multifamily securities are particularly sensitive to conditions in the rental housing market and to demand for residential rental properties. Additionally, increased delinquencies associated with alleged breaches of representations and warranties with respect to certain residential investor term loans in securitization transactions have resulted in our repurchase of certain impacted loans out of securitization structures. This in turn may adversely affect our liquidity and other aspects of our business, including our ability to securitize, finance, or otherwise sell, real estate loans and securities.

We may have heightened credit losses associated with certain securities and investments we own.

Within a securitization of residential consumer, multifamily, or residential investor real estate loans, various securities are created, each of which has varying degrees of credit risk. We often own the securities in which there is more (or the most) concentrated credit risk associated with the underlying real estate loans.

In general, losses on an asset securing a residential consumer, multifamily, or residential investor real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by the first-loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential consumer, residential investor, and multifamily securities that we own). In addition, with respect to residential securities we own, we may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair our ability to project and realize future cash flows from these securities.

For loans or other investments we own directly (not through a securitization structure), we will most likely be in a position to incur credit losses, should they occur, only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). Similar to our exposure to credit losses on loans we own directly, we have committed to assume credit losses – but only up to a specified amount – on certain conforming residential mortgage loans that we acquired and then sold to Fannie Mae and Freddie Mac pursuant to risk-sharing arrangements we entered into with those entities, to the extent any such losses exceed the owner’s equity investment in the property. We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

Additionally, loans to small, privately owned businesses such as borrowers from our residential investor platforms involve a high degree of business and financial risk. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. Our failure to undertake sufficiently thorough or comprehensive due diligence, inadequacies in or errors during our due diligence process, or borrower fraud or misrepresentations may lead us to extend credit to borrowers, or to accept assets as collateral, that we otherwise would not have. Furthermore, a borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. These factors may have an impact on loans involving such businesses, and can result in substantial losses, which in turn could have a material and adverse effect on our business, results of operations and financial condition.

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

Many of the real estate loans collateralizing residential investor and multifamily securities and residential investor and multifamily real estate loans we own or may acquire are only partially amortizing or do not provide for any principal amortization prior to a balloon principal payment at maturity. Real estate loans that only partially amortize or that have a balloon principal payment at maturity may have a higher risk of default at maturity than fully amortizing loans. In addition, since most of the principal of these loans is repaid at maturity, the amount of loss upon default is generally greater than on other loans that provide for more principal amortization.

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

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, heatwaves and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing real estate loans we own or those underlying the securities or other investments we own. For example, in recent years, hurricanes have caused widespread flooding in Florida and Texas and wildfires and mudslides in California have destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard insurance policies maintained by borrowers, or borrowers may not be able to purchase insurance against certain hazards at all, the borrowers themselves may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or other investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that we own, or that underlie the securities we own, are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential consumer loan credit risk are set forth in Note 7 to the Financial Statements within this Annual Report on Form 10-K. Residential investor loans we own, originate, or acquire, or that underlie the securities we own, as well as real estate loans collateralizing multifamily securities we own, generally have larger balances than residential loans and in the past we have had, and may have in the future, a geographically concentrated portfolio of such loans and securities. Real estate loans collateralizing consolidated multifamily securities and residential investor real estate loans we currently own, or that underlie the securities we currently own, are generally concentrated in Connecticut, Florida, Georgia, Illinois, New Jersey, Ohio, and Texas. Additional states where we have concentrations of residential investor loan credit risk are set forth in Note 8, to the Financial Statements within this Annual Report on Form 10-K.

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

We attempt to manage risks of credit losses by regularly evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of reserves, if any, that we establish may prove to be insufficient, which would negatively impact our financial results and would result in decreased earnings. In addition, cash and other capital we hold to help us manage credit and other risks and liquidity issues may prove to be insufficient. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, ability to invest, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and ability to securitize or finance assets.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control or predict. Our quality control and loss mitigation policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from title insurance or mortgage insurance companies and other counterparties. Loan servicing companies may not cooperate with our loss mitigation efforts, or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.

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

Residential mortgage loan borrowers may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. This could be due to an inability to make such payments caused by individual or broader economic conditions, an unwillingness to make such payments, or a temporary or permanent waiver of the requirement to make such payments, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program. Such forbearance, waiver, or maturity extension may be available as a result of a government-sponsored or ‑imposed program or under any such agreement or program we or our sub-servicers may otherwise offer to mortgage borrowers. For example, in 2020, federal legislation in response to the COVID pandemic included provisions allowing many residential mortgage loan borrowers to request forbearance relief, which would permit such borrowers to stop making payments, and during which time lenders could not charge penalties or fees, or report missed payments to credit reporting agencies. To the extent mortgage loan borrowers do not make payments on their loans, the value of residential mortgage loans and residential mortgage-backed securities we own will likely be impaired, potentially materially. Additionally, to the extent local, regional or national economic conditions decline, due to an exogenous event, such as the COVID pandemic, or for other reasons, the value of residential real estate may decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

We are exposed to the negative financial impact of payment forbearances with respect to loans securitized in Sequoia transactions, loans held for investment or sale, and a variety of other investments, including third-party issued mortgage-backed securities, mortgage servicing rights and related cash flows, re-performing residential consumer mortgage loans, and residential investor loans. In addition, transactions we have entered into, including to finance loans with warehouse financing providers and to sell whole loans to third parties, may be negatively impacted by payment forbearances, including by reducing our proceeds from these transactions or if we are required to repurchase impacted loans.

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

Multifamily and residential investor mortgage loan borrowers may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.

Multifamily and residential investor loans and securities backed by multifamily and residential investor mortgage loans we own are subject to similar risks as those described above with respect to residential mortgage loans, and will likely be impaired, potentially materially, to the extent multifamily and residential investor loan borrowers do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or residential investor loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and residential investor loans and multifamily and residential investor mortgage backed securities we own will likely be impaired, potentially materially. Moreover, to the extent local, regional or national economic conditions decline, due to an exogenous event, such as the COVID pandemic, or for other reasons, the value of single-family and multifamily residential real estate that secures multifamily and residential investor loans is likely to decline, which would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

Additionally, a significant amount of the residential investor loans that we own are short-term residential investor bridge loans that are secured by residential properties that are undergoing rehabilitation or construction and not occupied by tenants. As noted above, since 2023, we have observed increased delinquencies within our portfolio of residential investor bridge loans compared to the historical performance of this portfolio. Because these properties are generally not income-producing (e.g., from rental revenue), in order to fund principal and interest payments, these borrowers may seek to renegotiate the terms of their mortgage loan, including by seeking payment forbearances, waivers, interest rate reductions, or maturity extensions as a result of being negatively impacted by adverse economic conditions. For example, during 2024, residential investor bridge loans with a cumulative unpaid principal balance of approximately $663 million were subject to modifications of certain terms, including reductions in interest rates (including, in certain cases, deferrals of interest), combined with infusions of fresh capital from either the existing sponsor or third-party sources. In addition to loans for which we completed these types of modifications, during 2024, we extended the maturities of loans with approximately $402 million of unpaid principal balance at December 31, 2024. Moreover, planned construction or rehabilitation of these properties may not be able to proceed on a timely basis or at all due to operating disruptions or government mandated moratoriums on construction, development or redevelopment. All of the foregoing factors would also likely negatively impact the value of mortgage loans and mortgage-backed securities we own, potentially materially.

Changes in prepayment rates of mortgage loans or HEI, or payment amounts under HEI agreements, could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the real estate securities and loans or HEI we own, directly or indirectly, are affected by the rate of prepayment, including both the early payoff of mortgage loans and the early termination and settlement of HEI contracts, of the underlying mortgage loans or HEI, and the amounts of such payments, if any, under HEI agreements. In general, in a rising interest-rate environment, the rate of loan or HEI prepayments is expected to be slower than in a stable or declining interest-rate environment. However, loan or HEI prepayments are difficult to accurately predict and adverse changes in the rate or amount of such payments could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce the fair values of many of our assets, which could reduce our ability to borrow against our assets and may cause market valuation adjustments for GAAP purposes, which could reduce our reported earnings. While we estimate loan and HEI prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and payment rates do not necessarily change in a predictable manner as a function of interest rate changes. Loan and HEI prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

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

Some of the residential investor loans we originate or hold may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a residential investor loan is controlled by the borrower under these circumstances, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.

Interest rate fluctuations have had, and may continue to have, various negative effects on us by leading to, among other things, reduced earnings or increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility have had, and could continue to have, negative effects on our earnings and the fair value of our assets and liabilities. Further changes in these rates, relationships, or increased volatility may have negative effects on loan prepayment rates and our access to liquidity. Changes in interest rates can also harm the credit performance of our assets. We generally seek to hedge some but not all interest rate risks. Our hedging may not be effective and we may change our hedging strategies or the degree or type of interest rate risk we assume.

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

Higher interest rates generally reduce the fair value of many of our assets, with the exception of our IOs, MSRs, excess MSR investments, and adjustable-rate assets. This has resulted in, and may continue to result in, decreased earnings results, reductions in our ability to securitize, re-securitize, or sell our assets, or reductions in our liquidity. Higher interest rates could reduce, or further reduce, the ability or desire of borrowers to make interest payments or to refinance their loans, or to finance a home purchase in the first instance. For example, as noted above, the rapid increase in benchmark interest rates during 2022 and 2023 contributed to increased delinquencies in our portfolio of residential investor bridge loans, which resulted in, and may continue to result in, decreased earnings results and realized credit losses. Higher interest rates at times have reduced, and could again reduce, property values and increased credit losses could result. Higher interest rates have reduced, and could continue to reduce, mortgage originations, and in particular, originations of refinance loans, effectively reducing our opportunities to acquire new assets. With respect to residential investor loans we originate, acquire, or securitize that are secured by an underlying rental property, to the extent borrowers of these loans experience increased interest expense that is not or cannot be offset by increases in rental income, the value of these loans or securities collateralized by them may decline and/or rates of delinquency may increase. In addition, higher interest rates also generally increase our financing costs as we renew or replace borrowing facilities or maturing debt.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of pandemic or epidemic disease, warfare (including hostilities between Russia and Ukraine and between Israel and Hamas), economic and international trade conflicts, tariffs or sanctions, economic indicators such as the rate of inflation or employment statistics, the change in the U.S. presidential administration and political makeup of Congress, government shutdowns, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, Eurozone nations, or China may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties with whom we transact business, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

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

To reinvest the proceeds from payments we receive on our existing investments and deploy capital we raise, we may seek to originate, invest in, or acquire new assets. If the availability of new assets is limited or if the pricing of such assets is unfavorable, we may not be able to originate, invest in, or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are fewer sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase (or origination by our residential investor loan or HEI origination platforms).

We do not originate residential loans; rather, we rely on the origination market to supply the types of residential loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in 2019 and 2020, residential mortgage interest rates generally declined, and remained at these lower levels throughout 2021, with the result that a significant portion of high industry-wide origination volumes were related to residential borrowers refinancing existing mortgage loans. On the other hand, from 2022 through 2023, the Federal Reserve enacted several increases to the federal funds rate, resulting in substantially elevated mortgage interest rates relative to other recent years. Although the Federal Reserve began decreasing short-term benchmark interest rates starting in September 2024, long-term mortgage interest rates remained elevated. To the extent long-term interest rates remain elevated or increase, refinance and purchase loan volume is likely to decrease or decline, and this volume may not return to previous levels. A reduced volume of loan originations may make it increasingly difficult for us to acquire loans and securities. Similar factors may contribute to reduced volumes of loan originations by our residential investor loan platform, which would otherwise be available for transfer to our investment portfolio, sale, or securitization.

We originate residential investor loans, but we may not be willing to provide the level of loan proceeds to the borrower or interest rate that borrowers find acceptable or that matches our competitors, which would likely reduce the volume of these types of loans that we originate.

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

We have entered into risk-sharing arrangements with Fannie Mae and Freddie Mac and have invested in credit risk transfer securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. We may continue to make these types of credit-related investments and may also continue recent initiatives to grow our investment portfolio, including investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily securities, HEI and securities collateralized by HEI, and investments in excess MSRs and servicer advance investments related to pools of single-family and small-balance multifamily residential mortgage loans. While these initiatives represent potential opportunities for future capital deployment, ultimately these initiatives may not produce sizable or attractive investment opportunities due to competition from other investors, regulatory issues, or federal housing finance reform initiatives that impact Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made or, as described below, may in some ways be considered riskier, for example, as a result of being in a subordinate lien position. Additionally, we may enter into or engage in various types of securitizations, transactions, joint ventures, services, investment fund management, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, in recent years we began expanding our mortgage loan purchase activity to include residential investor bridge loans and residential investor term loans. Also, since 2019, we have completed the acquisitions of three residential investor real estate loan origination platforms, CoreVest (2019), 5 Arches (2019), and Riverbend (2022), which we combined into a single platform through which we originate residential investor loans. As a result of these acquisitions, our holdings of residential investor whole loans have increased as have our issuances and ownership of securities backed by residential investor loans under the CAFL® securitization label. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential consumer and residential investor mortgage origination platforms, HEI origination platforms, and our RWT Horizons® venture investing initiative. In recent years, we have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEI and securities collateralized by HEI, excess MSR investments collateralized by single-family and multifamily residential loans, servicer advance investments related to residential mortgage loans, and a multifamily investment fund to acquire workforce housing properties. In addition, we have and may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives.

Any of these actions may expose us to new, different, or increased investment, operational, financial, regulatory, or management risks. Several of these investments were complex, highly structured, and involve partnerships and joint ventures with co-investors or co-sponsors, any or all of which may limit the liquidity of such investments. Additionally, when investing in transactions with complex or novel structures, the risks associated with the transactions and structures may not be fully known to buyers and sellers.

For example, during 2023, we co-sponsored our second securitization of HEI, and continue to originate, purchase and/or hold HEI either for investment, sale or securitization, all of which expose us to risk of loss related to home price appreciation (or depreciation). In addition, financing for such new and non-traditional investments may be unavailable or expensive, which could lead to reduced liquidity and investable capital. If our assumptions regarding the valuation and rate of appreciation in value of the property securing an HEI are wrong, our returns will be reduced, and if the value of the property securing the HEI decreases or our ability to enforce the terms of HEI are limited, we may suffer losses, up to the total loss of our investment.

Additionally, HEI may be subject to regulatory risk from federal, state, and local regulators, including the risk of being recharacterized or regulated as a mortgage loan by courts, legislation, or federal or state regulatory agencies. Several states have implemented regulatory changes applying to certain HEI by expanding their definitions of “mortgage loan” to include “shared appreciation agreements” (or similar terminology), and there continues to be focus at both the state and federal level on the HEI asset class and larger, third-party HEI originators. In Connecticut, Illinois, and Maryland, for instance, state legislators have expanded their definition of mortgage loan to include “shared appreciation agreements” such as HEI. As a result, offering a shared appreciation agreement like an HEI requires a mortgage lending license in Connecticut, Illinois, and Maryland. Additional states’ mortgage regulators, without legislation or formal rulemaking of any kind, have taken a position that HEI originators should hold a residential mortgage lending license to originate HEI in their state, including, for example, Georgia and North Carolina. Such informal interpretive positions are often non-public, and only disclosed during direct contact with a particular regulator. If a state mortgage regulator determines that entering into, or investing in, HEI is activity covered by that state’s mortgage licensing statute (or another state licensing statute), our investment may be at risk if we, and/or our purchase and sale counterparty who enters into the HEI with the homeowner, do not possess the applicable license. Aside from Maryland, Illinois, and Connecticut, there is little, if any, guidance or precedent regarding HEI providers’ compliance with state mortgage laws, such as government-prescribed disclosures, regulatory disclosure guidance, or case law concerning material disclosures to consumers relating to products like HEI, which means that there can be no assurance that the steps we or our counterparties take to inform and educate consumers about the risks, benefits, costs, terms, and conditions of an HEI will be viewed as legally sufficient in the event of litigation or governmental action.

In addition, federal regulatory agencies or a civil litigant may attempt to recharacterize or regulate the Options as mortgage loans under federal law. If the Options are recharacterized or regulated as mortgage loans, a number of additional Federal laws and regulations may apply, such as the Equal Credit Opportunity Act (ECOA), the Home Mortgage Disclosure Act (HMDA), the Real Estate Settlement Procedures Act (RESPA), or the Truth in Lending Act (TILA), among others, as well as regulations promulgated thereunder. Violations of, or noncompliance with, additional laws and regulations carry the risk of significant penalties, damages, and other remedies that may be sought by governmental authorities or civil litigants. Such remedies, if imposed, could have a negative impact on our financial or operational results, the validity of HEI we own or securitize, and/or the ability to collect on such HEI, any of which could have a negative impact on the value of HEI and HEI-related assets we own. To the extent state or federal agencies take further regulatory action with respect to us or third-party HEI originators and/or provide remedies for consumers who have entered into an HEI with us or one of these originators, such actions or remedies, if applicable, could negatively impact the value of HEI we are invested in and our business activity related to HEI, as further discussed within these Risk Factors.

For example, as further discussed within these Risk Factors, the January 2025 CFPB Actions expressed non-binding views by the CFPB regarding HEI, including that one particular consumer’s HEI contract is a “residential mortgage loan” and therefore “credit” under TILA. If the CFPB, or another federal or state regulator, were to regulate HEI as a form of credit, our compliance costs would increase, and such regulation could negatively, and materially, impact on our business, assets, financial condition, and results of operations.

As another example, one of our excess MSR investments includes an associated investment in servicer advances financed with non-recourse debt. Non-recourse financing generally limits our exposure to losses to the value of the collateral securing the financing (in this case, the servicer advances). However, a default on such non-recourse financing of servicer advances could result in a complete loss of our servicer advance investments and the related excess MSRs. When this non-recourse financing reaches maturity, we may not be able to renew it on favorable terms, or at all, which may have a negative impact on the value of our investment. A more detailed discussion of the risks related to this servicer advance financing is described below in Part II, Item 7 of this Annual Report.

As another example, in connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, we made assumptions about the cash flows and investments that will be generated from these acquisitions. Additionally, originating and investing in residential investor mortgage loans exposes us to new and different risks than our traditional residential mortgage banking activities, including higher rates of delinquency, default, foreclosure and litigation. Similarly, in 2023, we began originating HEI, which also exposes us to new and different risks, including regulatory and compliance risk, partially due to the direct-to-consumer nature of the business. Additionally, investments in junior lien residential consumer or residential investor mortgage loans or other assets (including HEI), or securities collateralized by such loans or assets, present risks that are absent from, or lessened in the case of, traditional senior-lien products, such as foreclosure or default risks or losses that may be enhanced as a result of holding a subordinate lien position. Our assumptions may prove wrong, market conditions may change, or we may be exposed to higher-than-expected rates of delinquency, default, foreclosure, or litigation, any of which could have a negative impact on our financial or operational results related to these acquisitions and to our business as a whole.

We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential consumer, residential investor, and multifamily securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. In addition, our RWT Horizons® venture investing platform invests primarily in early-stage businesses focused in the real estate, lending, and financial technology markets. These venture investments may come in many forms and structures including convertible debt or equity, each of which exposes us to a unique set of risks, including the risk of a total loss of the amount invested. These types of investments could expose us to new, different, or increased risks that we did not anticipate, which could have a negative impact on the financial returns generated.

In addition, when investing in assets or businesses we are exposed to the risk that those assets, or interest income or revenue generated by those assets or businesses, result in our not meeting the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act of 1940, as amended (“Investment Company Act”), as further discussed within these Risk Factors.

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

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest-rate and default risk and real estate market fluctuations. Additionally, decisions to employ additional leverage could increase the risk inherent in our investment strategy. Conversely, decisions to reduce leverage could reduce the returns we earn on our investments. Additionally, a portion of our recent investment activity includes financing incurred by joint-venture entities that we do not control and thus is not reflected on our balance sheet prior to the repayment of such financing. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, as noted above, since December 2017, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of residential investor term loans and residential investor bridge loans, completing the acquisitions of three residential investor real estate loan origination platforms, CoreVest, 5 Arches, and Riverbend, incorporating blockchain technology into securitization transactions we sponsor, and optimizing the size and target returns of our investment portfolio. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential consumer and residential investor mortgage origination platforms, HEI origination platforms, and our RWT Horizons® venture investing initiative. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEI and securities collateralized by HEI, excess MSR and servicer advance investments collateralized by single-family and multifamily residential loans, a whole loan investment fund created to acquire light-renovation multifamily loans, a multifamily investment fund to acquire workforce housing properties. In addition, since 2023, we have formed joint ventures with large institutional investors to purchase loans we originate, and we may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI, or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – and these initiatives may target investments with different return profiles or utilize financial leverage in a different manner than we have in the past. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans, or loans or assets secured by junior liens. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

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

For example, real estate-related securities in our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark, and are a measure of the perceived risk of the investment. Many fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate swaps or fixed-rate U.S. Treasuries of like maturity. Until recently, many floating-rate securities were typically valued based on a market credit spread over LIBOR and, recently (due to the cessation of LIBOR in 2023), another floating-rate index such as the Secured Overnight Financing Rate (“SOFR”) or the American Interbank Offered Rate (“Ameribor”), and such valuations are affected similarly by changes in SOFR, Ameribor, or other index spreads. Excessive supply of, or reduced demand for, these securities may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. For example, due to the volatility in financial markets resulting from the COVID pandemic or, more recently, the regional banking crisis in early 2023, the market value of our securities portfolio declined significantly, during compressed time frames during 2020 and 2023. Due to interest-rate volatility and other economic factors since 2022, including the regional banking crisis, spreads again widened, leading to reductions in the market value of our securities portfolio. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income or cash flow, whether directly, through their impact on unrealized gains or losses on available-for-sale securities and therefore our ability to realize gains on such securities, or indirectly, through their impact on our ability to borrow and access capital. Widening credit spreads have contributed to, and could continue to contribute to or cause, net unrealized losses on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share has decreased and may continue to decrease as a result.

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

We report the fair values of securities, loans, HEI, MSRs, derivatives, and certain other assets on our consolidated balance sheets. In computing the fair values for these assets we may make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, home price appreciation rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the Financial Statements within this Annual Report on Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results, as further discussed within these Risk Factors.

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the residential consumer, residential investor, multifamily, and other securities we own or may own are generally illiquid – that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities, particularly on short notice. This illiquidity can also exist for the real estate loans or HEI we may hold and the residential investor loans or HEI we originate. At times, the vast majority of the assets we own are likely to be illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sales of these assets, should we want or need to sell them.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2024, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued and other liabilities of consolidated entities, for which we are not liable) was approximately $3.5 billion. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, thereby reducing the amount of our cash flows available for other purposes;

•	requiring asset sales to fund the repayment of maturing debt or to meet margin calls;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the exercise of outstanding warrants or the conversion of outstanding convertible notes or exchangeable securities into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources or access to such resources on more favorable terms.

We cannot assure you that we will be able to continue to maintain sufficient cash reserves or continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flows or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults (known as cross-defaults) under our other, related or unrelated, indebtedness. Any default under any indebtedness could have a material adverse effect on our business, results of operations and financial condition. For an additional discussion of our outstanding indebtedness, see Part II, Item 7 of this Annual Report.

Our use of financial leverage could expose us to increased risks.

We generally fund the residential consumer and residential investor loans we acquire or originate in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs or costs of any related hedges increase relative to the earnings on our assets. Financing facility creditors may also make margin calls, which could force us to sell assets pledged as collateral under adverse market conditions, for example, in the event of a decrease in the fair values of the assets pledged as collateral, as further discussed within these Risk Factors. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets, and/or a maximum ratio of recourse debt to tangible net worth or stockholders’ equity. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities, as further discussed in these Risk Factors and in Part II, Item 7 of this Annual Report. Additionally, our ability to increase our borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. Many of our short-term debt sources offer financing that is not committed, meaning, the lender could choose not to allow us to increase our borrowings under a financing facility for any reason or no reason at all. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, such as during 2020 when there were, at times, severe market dislocations resulting from the pandemic, or during early 2023 when certain large regional banks faced insolvency and were seized by regulators, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. In addition, banking and mortgage industry commentators have predicted that the Basel III Endgame proposal, if it becomes effective, could lead to significant increases in borrowing costs under loan warehouse financing facilities. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, or if borrowing costs under such financing significantly increase on a relative basis, then our business and financial results will be adversely affected. It is also possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us. For example, following the regional banking crisis in early 2023, one of our borrowing facilities was impacted by lender insolvency. Additionally, our ability to increase borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

The use of interest rate agreements and other instruments to hedge certain of our risks may have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to seek to protect us from some of the effects of short-term interest rate volatility, to reduce short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. For example, in response to market dislocations during 2020 resulting from the COVID pandemic, we made the determination that our interest rate hedges were no longer effective in hedging asset market values, and we terminated or closed out substantially all of our outstanding interest rate hedges and, overall, incurred realized losses. Although we have re-established certain interest rate risk hedging activities, there can be no assurance that future market conditions and our financial condition in the future will enable us to maintain an effective interest rate risk hedging program. Even in times of ordinary market and economic conditions, hedging with respect to the pipeline of loans we plan to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges or hedged items. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of cash or other acceptable forms of collateral.

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

We have credit risks that are generally related to the counterparties with which we do business. There is a risk that counterparties will fail to perform under their contractual arrangements with us and this risk is usually more pronounced during an economic downturn. The economic impacts of the pandemic and the regional banking crisis of early 2023, and the associated volatility in the financial markets at times triggered, and may again trigger, additional periods of economic slowdown or recession, and such conditions have jeopardized, and could again jeopardize, the solvency of counterparties with whom we do business. Counterparties may seek to eliminate credit exposure by entering into offsetting, or “back-to-back,” hedging transactions, and the ability of a counterparty to settle a synthetic transaction may be dependent on whether the counterparties to the back-to-back transactions perform their delivery obligations. Those risks of non-performance may differ materially from the risks entailed in exchange-traded transactions, which generally are backed by clearing organization guarantees, daily mark-to-market and settlement of positions, and segregation and minimum capital requirements applicable to intermediaries. Transactions entered into directly between parties generally do not benefit from those protections, and expose the parties to the risk of counterparty default. Furthermore, there may be practicality, timing, or other problems associated with enforcing our rights to assets in the case of an insolvency of a counterparty.

In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our financing counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets, and we may not be able to obtain substitute financing on attractive terms or at all. For example, following the regional banking crisis in early 2023, one of our borrowing facilities was impacted by lender insolvency. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential consumer or residential investor mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our rights to have such counterparty repurchase loans in connection with a breach of loan representations and warranties, and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled in a timely manner, or at all. We attempt to diversify our counterparty exposure and (except with respect to loan-level representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

Operational and Other Risks
Through certain of our wholly-owned subsidiaries we have engaged in the past and plan to continue to engage in acquiring residential consumer and residential investor mortgage loans and HEI, and originating residential investor mortgage loans and HEI with the intent to sell these loans or HEI to third parties or hold them as investments. Similarly, we have engaged in the past, and may continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.

Acquiring and originating mortgage loans, HEI, and other assets with intent to sell these loans, HEI, or other assets to third parties generally requires us to incur debt, including short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans, HEI, or other assets prior to sale. This type of debt may not be available to us, or may only be available to us on an uncommitted basis, including in circumstances where a line of credit had previously been made available or committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the debt we incur, including short-term debt. To the extent this debt is recourse to us, if the value of the assets pledged as, or underlying our, collateral declines, we may be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. In addition, when we originate or acquire assets for a sale, we make assumptions about the cash flows that will be generated from those assets and the market values of those assets. If these assumptions are wrong, or if market values change or other conditions change, it could result in a sale that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.

Furthermore, if we are unable to complete the sale of these types of assets, it could have a negative impact on our business and financial results. We have a limited capacity to hold residential consumer and residential investor loans and HEI on our balance sheet as investments, and our business is not structured to buy-and-hold the full volume of loans or HEI that we routinely acquire or originate with the intent to sell. If demand for buying whole-loans or HEI weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring or originating loans or HEI over the short or long term.

Additionally, mortgage loan borrowers that have been or continue to be negatively impacted by rising interest rates, pandemic disease, natural disasters, or other adverse economic conditions may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. To the extent mortgage loan borrowers do not make payments on their loans, the value of mortgage loans we own will likely be impaired, potentially materially, as further discussed within these Risk Factors.

Prior to originating or acquiring loans, HEI, or other assets for sale, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan, HEI, or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans, HEI, or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not sufficiently robust or if we do not conduct adequate due diligence (or third parties we rely on provide us with inaccurate or fraudulent information), or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset (or that is the obligor or a party related to an obligor of a residential investor loan we originate or acquire) refuses or is unable (e.g., due to its financial condition) to repay or repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale or origination was inaccurate. In addition, when we originate mortgage loans and HEI we rely on title insurance companies and their agents to conduct title review and issue, when applicable, title insurance relating to the validity and priority of any mortgage or lien interest on real property that we receive as collateral. If this title review process is not accurate or if the title insurance company or its agent otherwise fails to properly carry out its procedures (whether due to error, misconduct or fraud) we may not successfully establish the mortgage or lien (or the appropriate mortgage or lien priority) that is contemplated in our underwriting process, which could result in a failure in our ability to realize on the value of the real property collateral securing the loan repayment or HEI obligations owed to us in the event the borrower or HEI optionee fails to fulfill their obligations to us. Moreover, to the extent we seek recourse to title insurance, we may not be successful in receiving insurance proceeds and may expend resources in pursuing title insurance claims.

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

In addition, when selling mortgage loans or HEI, or acquiring servicing rights associated with residential mortgage loans, we typically make representations and warranties to the purchaser or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence efforts. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset or pay damages, which may result in a loss. We generally only establish reserves for potential liabilities relating to representations and warranties we make if we believe that those liabilities are both probable and estimable, as determined in accordance with GAAP. As a result, we may not have reserves relating to these potential liabilities or any reserves we may establish could be inadequate. Even if we obtain representations and warranties from the counterparties from whom we acquired the loans, HEI, or other assets or the borrowers to whom we made the loans, or their related parties, they may not parallel the representations and warranties we make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we make a claim for repayment or damages for a breach of representation or warranty. Furthermore, to the extent we claim that counterparties we have acquired loans or HEI from or borrowers to whom we made the loans or consumers to whom we have originated HEI, or their related parties, have breached their representations and warranties to us, it may adversely impact our business relationship with those counterparties, including by reducing the volume of business we conduct with those counterparties, which could negatively impact our ability to acquire loans and our business. To the extent we have significant exposure to representations and warranties made to us by one or more counterparties we acquire loans or HEI from, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

Our portfolio of residential investor loans and, to a lesser extent, HEI held for investment represents a substantial portion of our overall investment portfolio, and such loans and HEI expose us to new and different risks from our traditional investments in jumbo residential consumer mortgage loans.

A substantial portion of our portfolio of loans held for investment is made up of residential investor mortgage loans, especially residential investor bridge loans. residential investor mortgage loans are directly exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and/or its guarantor(s) and the priority and enforceability of the lien will significantly impact the value of such mortgages. Whether or not we have participated in the negotiation of the terms of any such mortgages, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and any associated guaranty, and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with the enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property would further reduce the proceeds and thus increase the loss.

Residential investor loans we own are subject to similar risks as those described above with respect to residential mortgage loans, to the extent residential investor loan borrowers that have been negatively impacted by rising interest rates, pandemic disease, natural disasters, or other adverse economic conditions do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or residential investor loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and residential investor loans and multifamily and residential investor mortgage-backed securities we own will likely be impaired, potentially materially, as further discussed within these Risk Factors.

A portion of our residential investor loan portfolio currently is, and in the future may be, delinquent and subject to increased risks of credit loss for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged, the borrower experiences financial distress, or borrower debt service costs increase. Delinquent loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a reduction in the interest rate, deferral or capitalization of past due interest, and maturity extension. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgages upon maturity.

If restructuring is not successful, we may find it necessary to foreclose on the underlying property, and the foreclosure process may be lengthy and expensive, including out-of-pocket costs and increased use of our internal resources. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, or by filing for bankruptcy protection, in an effort to prolong the foreclosure action and exert negotiating pressure on us to agree to a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Under certain state laws, such as New York’s, if a foreclosure action is abandoned or dismissed without prejudice, reinstating any such action may be difficult or impossible due to the relevant statutes of limitations. In addition, foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property would further reduce the proceeds and thus increase the loss. Any such losses could, in the aggregate, have a material and adverse effect on our business, operations and financial condition.

Additionally, residential investor bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investor or multi-family investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower under these residential investor bridge loans has often identified what they believe is an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our loan principal or anticipated cash flows. In addition, borrowers often use the proceeds of a conventional mortgage to repay a bridge loan. residential investor bridge loans therefore are subject to risks of a borrower’s inability or unwillingness to obtain permanent financing to repay the loan. residential investor bridge loans, like other loans, are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under residential investor bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral, and the principal amount and unpaid interest of the transitional loan and other loans on the property (if any) that are senior to ours. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

In addition, since 2018, we have increased our portfolio of HEI and securities backed by HEI that we hold for investment and, in 2023, we began originating HEI, which exposes us to new and different risks, including regulatory and compliance risks, the risk of HEI being recharacterized as mortgage loans and/or being characterized as an unfair, deceptive or abusive financial product under federal or state consumer protection laws, and financial risks related to the junior or subordinate liens typically associated with HEI, including risks related to foreclosure, default and losses, as further discussed within these Risk Factors.

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

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets (including HEI) prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans or other assets accumulated for that purpose, which would reduce our liquidity and investable capital, and may harm our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity, the risks related to our ability to complete securitization transactions after we have accumulated loans or assets for that purpose, and the risks associated with the due diligence we conduct and the representations and warranties we make in connection with securitization activity are similar to the risks associated with acquiring and originating loans with the intent to sell them to third parties, as further discussed within these Risk Factors.

When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets, offering documents, and prospectuses or offering memorandums that include disclosures regarding risks of the offered securities, the securitization transactions and the underlying assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims (whether merited or meritless). For certain of our securitization transactions, we rely on an exemption from the risk retention requirements applicable under federal securities laws and regulations, which, for these exempt transactions, requires that we ensure all mortgage loans underlying these securitization transactions meet certain criteria. On occasion, we may be subject to risk retention requirements of other jurisdictions, including internationally, based on the locations of transaction investors. Such requirements are unique and may materially differ from requirements in the United States. Our process for ensuring we comply with risk retention requirements applicable to securitization transactions we sponsor or co-sponsor may not correctly identify loans that do not meet the applicable criteria, including due to data entry or calculation errors during the review of these criteria for specific loans or due to errors in our interpretation of these requirements. Failure to comply with risk retention requirements applicable to securitization transactions we have sponsored or co-sponsored could expose us to losses, including, for example, as a result of a requirement to repurchase securitized loans or assets that did not meet these criteria, regulatory enforcement actions and/or reputational damages.

We have also engaged in selling or contributing commercial and multifamily real estate loans to third parties who, in turn, have securitized those loans. In these circumstances, we have in the past and may in the future also prepare or assist in the preparation of marketing and disclosure documentation, including documentation that is included in term sheets, offering documents, and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization issuer. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of our indemnification obligations.

In addition, the securitization trusts or other securitization entities that own collateral underlying securitization transactions may be held liable for acts of third parties and may be required to obtain state mortgage lending licenses. For example, the CFPB has asserted the power to investigate and bring enforcement actions directly against securitization entities for the bad acts of the entities’ servicers or sub-servicers. On March 19, 2024, in an action brought by the CFPB, the U.S. Court of Appeals for the Third Circuit in CFPB v. Nat’l Collegiate Master Student Loan Trust, No. 22-1864 (3d Cir. 2024) (the “Student Loan ABS Litigation”), held that securitization trusts holding student loans are “covered persons” subject to the CFPB’s enforcement and investigative powers because they “engage” in offering or providing consumer financial products or services. The court focused on language in the relevant trust agreement, which provided that the trust’s purpose was to “engage in” certain activities relating to the ownership of the trust assets. Before a decision on the merits of the case, in January 2025, the parties settled. Regardless, the CFPB may rely on the Third Circuit’s decision as precedent in investigating and bringing future enforcement actions against other securitization entities, including entities we sponsor or invest in. As another example, in January 2025, the Maryland Office of Financial Regulation (“OFR”) issued emergency regulations and formal guidance relating to a ruling by the Appellate Court of Maryland, which held that the assignee of a home equity line of credit, a statutory trust, was required to obtain certain state lending licenses to have legal authority to foreclose on mortgage debt. The formal guidance published by OFR provides that, absent an otherwise applicable statutory exemption to licensure, "mortgage trusts, including, passive trusts, must comply with the OFR’s licensing requirements as clarified by the emergency regulations". While the emergency regulations became effective immediately, OFR has suspended the enforcement deadline until July 6, 2025. OFR and industry representatives recently proposed legislation that would provide a licensing exemption for entities that acquire mortgage loans by assignment but do not originate, service, or collect these loans on their own behalf (e.g., securitization trusts), but there is no assurance this proposed legislation will become law. Unless exempt or otherwise not so required, failure of an issuer of mortgage-backed securities to obtain the appropriate Maryland licenses could result in OFR administrative action against the issuer and/or other transaction parties, including potential assessment of civil monetary penalties and issuance of cease-and-desist orders. Further, there can be no assurance that any other state or local jurisdictions will not enact similar laws or regulations or otherwise assert that securitization trusts must obtain a particular license or permit. Any civil penalties imposed and the costs of compliance may be borne by the securitization issuer and, accordingly, could reduce amounts otherwise available for distribution to investors and/or the value of the underlying securities. Absent superseding action by OFR or the Maryland legislature, mortgage securitization trusts holding Maryland loans—including trusts that have issued Redwood- or CoreVest-sponsored securities—will be expected to obtain the appropriate licenses, which could be complicated, time consuming, costly, and/or lead to enforcement activity or litigation.

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

Furthermore, we may sponsor or invest in securitization transactions of a type that are either new to Redwood or new securitization products entirely. For example, during 2021, we co-sponsored a securitization of HEI and completed our first securitization collateralized by residential investor bridge loans, and during 2023, we co-sponsored a securitization of HEI that was among the first ever to receive a rating from a ratings agency. As another example, we have incorporated blockchain technology into securitization transactions we sponsor for reporting purposes and, potentially, the issuance of “tokenized” digital securities. The risks described above may be particularly pronounced with new transactions (or those new to Redwood) given the lower degree of institutional or industry knowledge of, experience with, and/or lack of a mature market for, these products.

Adverse economic conditions have at times negatively impacted, and could again negatively impact, our operating platforms including our residential investor loan origination and residential loan purchase activities, as well as our HEI origination and investment activities.

Adverse economic conditions have at times adversely impacted, and could again adversely impact, our business and operations. Such impact may be due to temporary or lasting changes involving the status, practices and procedures of our operating platforms, including with respect to loan origination and loan purchase activities, as well as our HEI investment and origination activities. For example, in the first half of 2020, the impacts of the pandemic caused us to temporarily limit our residential loan purchases and reduce our residential investor loan origination activities. Certain counterparties believed that we breached actual or perceived obligations to them, and subjected us to litigation and claims, for which we accrued estimated costs or subsequently resolved. Any future adverse impacts on our business or operations due to changes in the status, practices and procedures of our operating platforms could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. More recently, as a result of disruptions to the normal operation of mortgage finance markets due to inflation, changes in U.S. monetary policy, including shifts in Federal Reserve policy and changes in benchmark interest rates, and the impact of the regional banking crisis that occurred in early 2023, our operations focused on acquiring and distributing residential mortgage loans and originating, acquiring and distributing residential investor loans and HEI have been adversely impacted, and in the future may not be able to function efficiently because of, among other factors, an inability to access short-term or long-term financing for mortgage loans or HEI on attractive terms (or at all), a disruption to the market for securitization transactions, or our inability to access these markets or execute securitization transactions. Additionally, during and after periods of adverse economic conditions, we may not be able to acquire or originate residential consumer or residential investor mortgage loans in sufficient volume and on sufficiently economical terms to operate our mortgage banking businesses at a profitable scale, and we may be forced to reduce operating expenses, including expenses related to employee headcount, to a degree that impairs our ability to scale up our operations when economic conditions and the operating environment improve – and our HEI origination or investment activities could be similarly impacted. Any or all of these impacts negatively impact our financial results, including our mortgage banking income, gain on sale income, and net interest income.

In connection with our operating and investment activity, we rely on third parties to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring and originating loans and HEI, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third-party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure or inability to perform, including failure to perform due to the impact of certain force majeure events, such as the COVID pandemic, on such third party’s ability to operate, due to the bankruptcy of one or more loan or HEI servicers, or reasons such as fraud, negligence, errors, miscalculations, workforce or supply chain disruptions, or insolvency. For example, as a result of the COVID pandemic, residential mortgage subservicers received an unprecedented level of requests from mortgage borrowers for payment forbearances and, as a result, their operational infrastructures may not have properly processed the increased volume of requests effectively or in a manner that is in our best interests. Many loan servicers have been accused of improprieties in the handling of loan modification or foreclosure processes with respect to residential mortgage loans that have gone into default. To the extent a third-party loan servicer or HEI servicer fails to fully and properly perform its obligations, loans, HEI, and securities that we hold as investments may experience losses, securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

Moreover, the CFPB and U.S. Department of Justice have recently indicated and may continue to indicate that they intend to expand enforcement of fair lending laws, including, in the case of the CFPB, through supervisory and enforcement activity directed at mortgage sub-servicer performance, and the use of artificial intelligence or automated valuation methods/algorithms in underwriting decisions. As another example, our Sequoia and CoreVest mortgage banking businesses, as well as our HEI-focused initiatives, utilize third-party appraisals or other valuation tools during the underwriting process, obtained on the collateral underlying each prospective mortgage or HEI. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or originator to provide an appraisal in the amount necessary to enable the originator to make the loan or HEI, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans or HEI, which could have a material and adverse effect on our business, results of operations and financial condition. Additionally, our residential investor platform may utilize third-party inspectors in connection with funding advances on residential investor bridge loans for rehabilitation or ground-up construction. These third parties may be required to certify a borrower’s eligibility for advances based on the satisfaction of construction milestones. We also utilize title insurance companies to obtain title insurance policies to protect against damages and financial losses associated with defects in the legal title to a property relating to mortgage loans and/or HEI. In the past we have experienced, and may in the future experience, fraudulent or negligent activity among borrowers and certain of these third parties that has led to the disbursement of under-collateralized funds and could cause us to incur financial losses on loans we have originated.

For some of the loans and HEI that we hold and for some of the loans and HEI we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on terms favorable to us, or at all, that the sub-servicer may not properly service the loan or HEI in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions, whether resulting from a change in law effected or prompted by the Student Loan ABS Litigation, or otherwise, as further discussed within these Risk Factors. Additionally, in its capacity as a servicer of residential mortgage loans or HEI, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further herein. When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan or HEI obligor. To the extent any one sub-servicer counterparty services a significant percentage of the loans or HEI with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans or HEI where we own the servicing rights, it could have a material adverse effect on our business and financial results.

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

Our business could also be negatively impacted by the inability of other third-party vendors we rely on to perform and operate effectively, including vendors that provide IT services, legal, audit and accounting services, or other operational support services. Further, an inability of our counterparties to make or satisfy the conditions or representations and warranties in agreements they have entered into with us could also have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to execute or participate in future securitization transactions, including, in particular, securitizations of residential consumer and residential investor mortgage loans or HEI, could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in or contribute to the successful execution of a securitization transaction. Other factors could also limit, delay, or preclude our ability to execute securitization transactions. These legislative, regulatory, and other factors could also reduce the returns we would otherwise expect to earn in connection with executing securitization transactions.

Various federal and state laws and regulations impact our ability to execute securitization transactions, including the Dodd-Frank Act. Provisions of the Dodd-Frank Act relate to, among other things, the legal and regulatory framework under which ABS, including RMBS and securities backed by residential investor mortgage loans and HEI, are issued through the execution of securitization transactions. In addition, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation (FDIC) have published regulations relating to the issuance of ABS, including RMBS; and recently, the SEC finalized regulations prohibiting certain conflicts of interest in securitization transactions which will require us, as a sponsor of securitization transactions, to adopt policies and procedures for reviewing, approving and tracking transactions that could be considered “conflicted transactions” and these regulations could limit certain risk mitigating practices we might otherwise seek to engage in and/or increase the cost and operational burden of compliance. Furthermore, as further discussed within these Risk Factors, in January 2025, the Maryland OFR issued emergency regulations and formal guidance providing that, unless exempt or otherwise not so required, an issuer of mortgage-backed securities must obtain the appropriate Maryland licenses or face OFR administrative action against the issuer and/or other transaction parties, including potential assessment of civil monetary penalties and issuance of cease-and-desist orders. OFR and industry representatives recently proposed legislation that would provide a licensing exemption for entities that acquire mortgage loans by assignment but do not originate, service, or collect these loans on their own behalf (e.g., securitization trusts), but there is no assurance this proposed legislation will become law. Absent superseding action by OFR or the Maryland legislature, mortgage securitization trusts holding Maryland loans—including trusts that have issued Redwood- or CoreVest-sponsored securities—will be expected to obtain the appropriate licenses, which could be complicated, time consuming, costly, and/or lead to enforcement activity or litigation. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way mortgage loans and HEI are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions, as further discussed within these Risk Factors.

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans, HEI, or other assets for securitization in a manner that effectively reduces the value of those previously acquired or originated loans or assets or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans or HEI from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties from which we acquire loans or HEI, or because of the aggregate amount of loan-related or HEI-related representations and warranties (or other contingent liabilities) we, or one or more counterparties from which we acquire loans or HEI, have made or have exposure to. In addition, our ability to continue to securitize residential mortgage loans or HEI in the future will depend, in part, on the rating agencies’ assessment of the investment risks that result from, in the case of loans, the ability-to-repay regulations and the TILA-RESPA Integrated Disclosure Rule (TRID) or, in the case of HEI, assessment of investment risks resulting from an emerging or changing regulatory landscape, such as the risk of HEI being recharacterized or regulated as mortgage loans, for example, as a potential reaction to the January 2025 CFPB Actions. With respect to residential mortgage loans, this risk includes, for example, how rating agencies assess investment risks associated with non-material errors in loan-related disclosures made to mortgage borrowers and residential mortgage loans that have an interest-only payment feature. As another example, with respect to loans with a debt-to-income ratio greater than 43%, which, following amendments to the "qualified mortgage" definition in 2021, may now be considered “qualified mortgages” under CFPB rules if they meet the amended definition (including an Annual Percentage Rate ("APR") test), rating agencies may nonetheless decide that such loans pose greater risk to investors. Since these provisions were implemented over the past several years, the rating agencies’ assessment of these risks has generally been consistent with ours, but to the extent their assessments diverge from ours, this could negatively impact our ability to execute securitization transactions. Moreover, with respect to securitizations of HEI, ratings agencies only recently began issuing ratings for these transactions; as the ratings agencies gain more experience and data around HEI and securitizations backed by HEI, the ratings framework applicable to HEI may change, and such changes may be significant. If, as a result of any of the foregoing issues, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results.

Furthermore, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks’ and other regulated financial institutions’ holdings of ABS (as a result of proposed “Basel III Endgame” requirements or otherwise), could result in less investor demand for securities issued through securitization transactions we execute or increased competition from other institutions that originate, acquire, and hold single-family and multifamily residential consumer and residential investor mortgage loans, HEI and other types of assets and execute securitization transactions.

Our ability to profitably execute or participate in future securitization transactions, including, in particular, securitizations of residential consumer and residential investor mortgage loans and HEI, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

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

After we acquire or originate mortgage loans or HEI that we intend to securitize, we can also suffer losses if the value of those loans or HEI declines prior to securitization. Declines in the value of a mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. In addition, declines in the value of HEI can be due to, among other things, trends in and outlook for home price appreciation, cash flow trends and extension risk, economic or regulatory changes, or investor preferences. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, the cost of any such hedges also impacts whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the asset-backed securities issued in our securitization transactions, including the percentage of asset-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating or highest applicable rating to (also referred to as rating agency subordination level). Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans or assets securitized, the geographic distribution of the loans or assets to be securitized, the structure of the securitization transaction, and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the asset-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating or highest applicable rating to, the more profitable the transaction will be to us.

The price that investors in asset-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential consumer or residential investor mortgage loans, HEI, or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Our past and future loan and HEI origination and securitization activities or other past and future business or operating activities or practices could expose us to litigation, which may adversely affect our business and financial results.

Through certain of our wholly-owned subsidiaries we have in the past engaged in or participated in loan and HEI origination and securitization transactions relating to single-family and multifamily residential consumer mortgage loans, residential investor mortgage loans, commercial real estate loans, HEI, and other types of assets. In the future we expect to continue to engage in or participate in loan and HEI origination and securitization transactions, including, in particular, securitization transactions relating to residential consumer and residential investor mortgage loans and HEI, and may also engage in other types of securitization transactions or similar transactions. Sequoia securitization entities we sponsor issued ABS under our SEMT® label, backed by residential mortgage loans held by these Sequoia entities. Similarly, CoreVest securitization entities (or “CAFL entities”) we sponsor issued ABS under our CAFL® label, backed by residential investor mortgage loans held by these CAFL entities. As a result of declining property values, increasing defaults, changes in interest rates, changes in regulation, and other factors, the aggregate cash flows from the loans held by the Sequoia and CAFL entities and the HEI held by the HEI securitization entities could be insufficient to repay in full the principal amount of ABS issued by these securitization entities. While we are not directly liable for any of the ABS issued by these entities, third parties who hold the ABS issued by these entities may nevertheless seek to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions. Additionally, holders of ABS issued by CAFL entities prior to our acquisition of CoreVest may make claims against us for losses arising from activities that occurred prior to the acquisition. We have been named in these types of lawsuits in the past and may again be named in such lawsuits in the future.

Originating, transacting in and/or funding HEI exposes us to new and different risks than our residential mortgage banking activities, including potential uncertainty with respect to licensing requirements, regulatory compliance, enforcement, litigation and claims. To the extent HEI or HEI-related assets are broadly subjected to new or modified form(s) of regulation, regulatory enforcement, litigation or claims, or are recharacterized as loans—whether such regulation or claims are initiated by federal (including activity formalizing the January 2025 CFPB Actions), state or local governmental, quasi-governmental or consumer rights organizations, by homeowners themselves, or otherwise—we may be unable to continue our HEI transaction volume at current levels (or at all), we may be unable to realize expectations as to revenue or profit from HEI activities or to enforce our rights under HEI we own, or we could be subjected to civil penalties, fines or damages, any of which might be significant. Additionally, to the extent state or federal agencies take regulatory action with respect to larger, third-party HEI originators and/or provide remedies for consumers who have entered into an HEI with one of these originators, such actions or remedies, if applicable, could negatively impact the value of HEI we are invested in and our business activity related to HEI. Any such changes, events, or penalties could materially harm the value of our portfolio of HEI and HEI-related assets, as well as our business, cash flows, financial condition and results of operations, as further discussed within these Risk Factors.

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

As a result of past or future actions of our residential investor loan platforms, we may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses. A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could also be subject to litigation, including class action litigation, or regulatory enforcement action, including enforcement action initiated by the CFPB, relating to residential mortgage servicer performance failing to adhere to requirements governing forbearance and foreclosure as a result of the pandemic or other servicer misconduct. As further discussed within these Risk Factors, the Student Loan ABS Litigation may introduce additional theories of securitization entity liability resulting from third-party servicer misconduct. We cannot assure investors that such claims will not arise through litigation or regulatory action or that we will not be subject to significant liability if a claim of this type did arise. Additionally, we could be subject to such claims relating to activities that occurred at 5 Arches, CoreVest, and Riverbend prior to, or following, our acquisitions of those platforms.

We are also subject to various other laws and regulations relating to our business and operations, including, without limitation, privacy laws and regulations and labor and employment laws and regulations, and if we fail to comply with these laws and regulations we could also be subjected to claims for damages, litigation, and regulatory enforcement actions and penalties. In particular, if we fail to maintain the confidentiality of consumers’ personal or financial information we obtain in the course of our business (such as social security numbers), we could be exposed to losses, as further discussed within these Risk Factors. We may also be subject to litigation and claims, including claims for injunctive relief, in connection with hiring employees who are subject to non-compete, non-solicitation, or other restrictive covenants made to their prior employers.

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

Since 2019, we have completed the acquisitions of three residential investor real estate loan origination platforms, 5 Arches, CoreVest, and Riverbend, all of which we have combined into one platform to originate, acquire and/or distribute residential investor loans. In the future, we may engage in additional business acquisition activity. We have also completed strategic investments in, may make additional investments in, or raise or allocate additional capital to fund, internal or third-party residential consumer and residential investor mortgage origination platforms and HEI origination platforms. If we experience challenges related to business acquisitions that we do not anticipate or cannot mitigate, the returns we expected with respect to these investments may not be generated. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments.

Our residential investor loan origination platform is dependent upon conditions in the investor real estate market, and conditions that negatively impact this market, such as increased borrowing costs or low capitalization rates, may reduce demand for our loans and adversely impact our business, results of operations and financial condition. Our residential investor loan borrowers are primarily owners of single-family and small to medium-sized multifamily residential rental properties, and residential properties for rehabilitation and subsequent resale or rental. Accordingly, the success of our business is closely tied to the overall success of the investors and small business owners in these markets. Various changes in real estate conditions may impact this market. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations.

Directly originating mortgage loans also exposes us to increased risks compared to our historical mortgage banking activities, including increased regulation by federal and state authorities, additional and different types of litigation, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions or the business of originating mortgage loans. Moreover, in the future, we may originate other housing related investments, as we recently began with HEI, which could expose us to similar risks as those described above with respect to originating mortgage loans. Additionally, CoreVest engages in and sponsors securitization transactions under the CAFL® label relating to residential investor term loans and, more recently, residential investor bridge loans, and in connection with the acquisition of CoreVest, we acquired, and we expect to continue to retain, mortgage-backed securities issued in CAFL® securitization transactions. These securitization transactions and investments expose us to potentially material risks, as further discussed within these Risk Factors.

Additionally, in connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, a portion of the purchase price of each acquisition was allocated to goodwill and intangible assets. In any future acquisition transaction, a portion of the purchase price may also be allocated to goodwill and intangible assets. The amount of the purchase price which is allocated to goodwill and intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Accounting standards require that we test goodwill and intangible assets for impairment at least annually (or more frequently if impairment indicators arise). For example, in the first quarter of 2020, as a result of the COVID pandemic and its impact on our business, following an impairment assessment, we recorded a non-cash goodwill impairment expense and wrote down the entire $89 million remaining value of our goodwill asset associated with our acquisitions of 5 Arches and CoreVest. As of December 31, 2024, $23 million of goodwill and $19 million of intangible assets were recorded on our consolidated balance sheets. If, in the future, we determine that goodwill or intangible assets are impaired, we will be required to write down the value of these assets, as we did with our goodwill asset in 2020, up to the entire balance. Any such write-down would have a negative effect on our consolidated financial statements.

Originating, transacting in and/or funding HEI exposes us to new and different risks than our other residential mortgage banking activities, including potential uncertainty with respect to licensing requirements, regulatory compliance, enforcement, litigation and claims; and the value of our investments in HEI may be negatively impacted by these same factors.

Directly originating, transacting in and/or funding HEI exposes us to increased risks compared to our historical mortgage banking activities, including risks associated with uncertainty at the federal and/or state level relating to the statutory and regulatory treatment of HEI. Federal and/or state laws or regulations that are enacted or adopted to regulate HEI, or enforcement or other actions of regulatory agencies that clarify how HEI will be regulated under existing laws and regulations, may negatively impact our HEI business and investments. In addition, we may be exposed to litigation and claims related to our HEI business and investments, which could result in losses or requirements to change our HEI business in a way that negatively impacts our results of operations or the future prospects of our HEI-related activities. As we expand our business of originating, transacting in and/or funding HEI we may also face challenges in effectively integrating operations, designing and maintaining effective internal controls, procedures and policies, and other unknown or unforeseen operating challenges that may increase expenses, reduce our volume of business, or delay our progress.

Our HEI business and investments may be subject to regulatory risk from federal, state and local regulators or civil litigants, including the risk of HEI being recharacterized as mortgage loans by courts or legislative or regulatory action, or the risk that the origination of HEI is subject to residential mortgage loan disclosure regulations. For instance, most states maintain laws and regulations that restrict usurious lending. If HEI are recharacterized or regulated as mortgage loans by a federal or state regulator or court, there is risk that HEI originated in that state would be unenforceable or subject to rescission, that an originator of HEI not licensed as a mortgage lender would be deemed to have violated state licensing laws, or that the collections under an HEI would be determined to be usurious. While HEI we originate are subject to a maximum investor return (or “cap”) determined at origination, which sets the maximum amount a homeowner would need to pay upon settlement of the HEI, there is no guarantee that such caps will ensure compliance with state usury restrictions if HEI are recharacterized as mortgage loans. In addition, state and local governments may require originators, servicers and holders of real estate financing products, like HEI, to obtain certain licenses and permits. In Connecticut, Illinois, and Maryland, for instance, legislators have passed laws that impact HEI, including by expanding the definition of “residential mortgage loan” under the state mortgage lending statute to include “shared appreciation agreements,” including HEI. As a result, offering a shared appreciation agreement like an HEI in these three states requires a mortgage lending license. In July 2023, Maryland enacted a similar law. Other states, such as Washington, have considered and/or are considering formalizing legislation or regulation of HEI. If, or more likely when, additional states determine that originating, transacting in, or investing in, HEI is activity covered by that state’s mortgage licensing statute (or another existing or new state licensing statute), our HEI activities and investments relating to those states may be at risk if HEI we originate or acquire are not originated in compliance with the applicable requirements.

Aside from the examples of Maryland, Connecticut and Illinois noted above, there is limited explicit statutory and regulatory guidance or case law concerning key aspects of operating an HEI business or investing in HEI. For example, there is limited explicit legislative or regulatory guidance of the material disclosures that are required to be provided to consumers relating to products like HEI, which means that there can be no assurance that the steps we or our counterparties take to inform and educate consumers about the risks, benefits, costs, terms, and conditions of HEI, will be viewed as legally sufficient in the event of litigation or governmental action, including with respect to consumer allegations that an HEI originator engaged in unfair or deceptive acts or practices (UDAP) in connection with originating HEI. Further, there can be no assurance that we or our service providers have obtained all appropriate licenses and permits at the appropriate time in connection with HEI origination, transaction and investment activity. In certain states, loans made by unlicensed entities, or with interest rates in excess of usury limits, are void or voidable and, in addition, under the usury laws of most states, civil monetary penalties, restitution obligations and other penalties can accrue with respect to any person who receives unlawful interest – all of which highlight the risk associated with HEI being recharacterized or regulated as mortgage loans. Certain statutory and regulatory violations related to HEI could also result in imposition of criminal penalties and/or treble damages. Accordingly, we could be subject to claims for damages or disgorgement or we could become subject to enforcement actions relating to our HEI business and investments, which could include determinations that the HEI we originate or purchase could be impaired.

In addition, federal lawmakers, regulatory agencies or a civil litigant may undertake enforcement actions and/or attempt to recharacterize or regulate HEI as mortgage loans under federal law. For example, as further discussed within these Risk Factors, the

January 2025 CFPB Actions expressed non-binding views by the CFPB regarding HEI, including that one particular consumer’s HEI contract is a “residential mortgage loan” and therefore “credit” under TILA. If HEI are recharacterized as mortgage loans under federal law, a number of additional federal laws and regulations may apply to the origination, servicing or ownership of HEI, including, among other things, federal laws such as ECOA, HMDA, RESPA, or TILA, among others, as well as regulations promulgated thereunder. If the CFPB, or another federal or state regulator, were to regulate HEI as a form of credit, our compliance costs would increase, and such regulation could negatively, and materially, impact our business, assets, financial condition, and results of operations. Violations of, or noncompliance with, federal and other laws and regulations also carry the risk of significant penalties, damages, and other remedies that may be sought by governmental authorities or civil litigants, including rescission and/or required disgorgement of payments received. Such remedies, if imposed, could have a negative impact on our financial or operational results, the validity or enforceability of HEI we own or securitize, and/or the ability to collect on such HEI, any of which could have a negative impact on the value of HEI and HEI-related assets we own.

To the extent HEI or HEI-related assets are broadly subjected to new or modified form(s) of regulation, regulatory enforcement, litigation or claims, or are recharacterized or regulated as loans—whether such regulation or claims are initiated by federal, state or local governmental, quasi-governmental or consumer rights organizations, by homeowners themselves, or otherwise—we may be unable to continue our HEI transaction volume at current levels (or at all), we may be unable to realize expectations as to revenue or profit from our HEI business or investments or to enforce our rights under HEI we own, or we could be subjected to civil penalties, fines or damages, any of which might be significant. Any such changes, events, or penalties could materially harm our HEI business and the value of our portfolio of HEI and HEI-related assets, as well as our business, cash flows, financial condition and results of operations.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, to fund acquisitions of mortgage loans and HEI, to fund originations of residential investor loans (including to fund construction-related draws on bridge loans) and HEI, to fund investment partnerships to which we have committed capital, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, to fund any required repurchases of mortgage loans or HEI, to fund general and administrative expenses, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post in response to margin calls relating to various derivative instruments we hold as the values of these derivatives change. We may also need cash to fund the repayment of outstanding convertible notes, exchangeable securities, and unsecured notes that mature in 2025, 2027, 2029, and 2030.

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

Additionally, the effects of events such as the regional banking crisis in early 2023 and the COVID pandemic have, at times, adversely impacted and could again adversely impact our ability to access debt and equity capital on attractive terms, or at all. Any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability and mortgage loan borrowers’ ability to make regular payments of principal and interest (e.g., due to unemployment, underemployment, or reduced income or revenues, including as a result of tenants' inability to make rental payments) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities. Any of the foregoing circumstances could make it difficult or impossible for us to borrow funds, increase margin calls under our borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under our borrowing facilities or have a material adverse effect on the value of investment assets we hold or our business, financial condition, results of operations and cash flows.

Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. The Internal Revenue Code provides a limited relief provision concerning certain items of non-cash income; however, this provision may not sufficiently reduce our cash dividend distribution requirement. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets

(including at inopportune times), thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively and our REIT status or our solvency could be threatened, as further discussed within these Risk Factors.

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

For example, in recent years, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage banking activities to include the acquisition and origination of residential investor term loans and residential investor bridge loans, completing the acquisitions of three residential investor real estate loan origination platforms, reorganizing those three acquired origination platforms into a single platform, launching our own HEI origination platform, incorporating blockchain technology into securitization transactions we sponsor, including for reporting purposes, and optimizing the size and target returns of our investment portfolio. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEI and securities collateralized by HEI, excess MSR and servicer advance investments collateralized by residential consumer and multifamily loans, a joint venture to acquire CoreVest-originated bridge loans, a whole loan investment fund created to acquire light-renovation multifamily loans, and a multifamily investment fund to acquire workforce housing properties. Additionally, we have made, and continue to make, early-stage venture capital investments through our RWT Horizons® investment platform. In addition, we have completed and may continue to pursue initiatives to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI or other assets from us or from other sources and to earn fees, incentives or other income in connection with these initiatives, as further discussed within these Risk Factors.

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

We regularly evaluate our corporate structure in light of our business activities, opportunities and strategic growth plans. For example, growth and expansion of our mortgage banking platforms may reach a scale that requires our current corporate structure to be altered or reorganized to further support our strategic and business plans. Such alteration or reorganization in our corporate structure may require one or more of our subsidiaries to elect to be taxed as a REIT or as a taxable REIT subsidiary, or to be treated or cease to be treated as a qualified REIT subsidiary. As part of these regular evaluations, we generally compare maintaining our current corporate structure and tax elections to a range of alternatives including creating new subsidiaries, altering our tax elections, altering our internal management structure, participating in partnerships or joint ventures, and various structural changes that would involve the separation and/or external management of one of more of our business units or segments. Any such alteration or reorganization of our corporate structure or our tax elections could be complex, time consuming, and involve significant initial transaction costs. Additionally, any such alteration or reorganization could expose us to new risks or potential liabilities for failure to address conflicts of interest or meet regulatory or tax-related requirements, including the maintenance of our REIT status. If we were to determine to pursue an alteration or reorganization of our corporate structure, it is not certain that we would be successful in completing it, or if we did, that we would be able to manage any associated new risks, complexities or compliance requirements. Moreover, the evaluation, analysis and strategic planning that originally supported any such alteration or reorganization could fail to result in the expected benefits, including because of changed circumstances or unanticipated risks, or not be sufficient to offset the initial and ongoing costs of pursuing it. Our business and the markets in which we operate are constantly evolving and our efforts to initiate new business activities or significantly expand or reorganize existing business activities, including through acquisitions, structural changes, or the formation or expansion of business units, as ways to grow our business, implement our long-term strategy, and respond to changing circumstances may not be successful and may expose us to new risks and regulatory compliance requirements.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including our executive officers and other members of our management team. To the extent personnel we attempt to hire, or have already hired, are concerned about past workforce reductions or the potential for workforce reductions in the future, or that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire or retain the personnel we need to operate our business. Furthermore, to the extent unemployment rates decrease and/or stabilize at normal or below-normal levels, the market for attracting and retaining human resources may become increasingly competitive and costly. We cannot assure you that we will be able to attract and retain key personnel in line with historical cost levels, or at all. Additionally, the COVID pandemic (or another, similarly disruptive economic or geopolitical event) could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or is ineffectually implemented or deployed during a disruption. Employees are eligible for health insurance, including mental health coverage, prescription drug benefits, dental and vision insurance, flexible spending accounts, paid and unpaid leaves, wellbeing benefits, disability/accident coverage and participation in a 401K plan. We cannot assure you that we will be able to offer similar benefits to employees in the future at a cost comparable to current costs.

Because retaining key personnel is central to our future success, we have entered into restrictive covenant agreements with many of our key personnel, which seek to limit their ability to solicit our employees or customers or to compete with us, in each case, for specified periods following any departure from employment with us. These types of restrictive covenants may not be enforceable in certain states or jurisdictions, or may only be enforceable to a limited extent. Recently, the Federal Trade Commission announced a new rule that, on a nationwide basis, prohibits employers from imposing non-compete covenants on employees based on a preliminary finding that these types of restrictive covenants constitute an unfair method of competition and therefore violate federal antitrust laws. Although enforcement of this new rule is suspended by ruling of a federal district court in Texas, the matter is currently on appeal to the U.S. Court of Appeals for the Fifth Circuit, which may choose to reinstate the rule. In addition, California recently enacted two new state laws that expand the geographic reach of California’s existing limitations on the enforceability of certain non-compete and other restrictive covenants and provide for affirmative notice of, and private enforcement rights relating to, the unenforceability of certain non-compete and other restrictive covenants with respect to California-based employees. Under these, or similar, laws or regulations, we may be subject to litigation and claims, including claims for injunctive relief, for example, in connection with hiring employees who are subject to non-compete, non-solicitation, or other restrictive covenants made to their prior employers. To the extent these types of non-solicitation and non-competition covenants are not enforceable against employees following any departure from employment with us, our ability to retain key personnel may be diminished and competition for human resources, customers and business may increase, which could adversely affect our financial condition, results of operations and cash flows.

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

In addition, we rely on our computer hardware and software systems in order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements. Some of these systems are located at our offices and some are maintained by third-party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results. These risks may increase in the future as we continue to increase our reliance on web-based product offerings, cloud service providers, and the use of cybersecurity tools and vendors.

We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, fire, power outages, telecommunications failures, employee misconduct, human error, computer hackers, artificial intelligence errors, misinformation, ransomware attacks, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, pandemic or outbreak of epidemic disease, and other similar events, and our business continuity and disaster recovery planning may not be sufficient for all situations. For example, in response to the COVID pandemic in March 2020, we shifted to having most of our team members work remotely, with team members remotely accessing our secure networks through their home networks. Many of our employees, depending on their role and job functions, continue to work remotely on a hybrid basis and some on a full-time basis, and our security protocols for remote work may prove to be inadequate to prevent unauthorized access or disruption to information systems. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. For example, in July 2024, CrowdStrike published a faulty update to its popular security software, resulting in the crash of millions of computer systems worldwide. This particular outage had a limited impact on us, but similar outages may significantly impact our businesses. Prolonged outages in our or third parties’ systems upon which we rely may not have a suitable backup or workaround. Any such disruption could interrupt or delay our ability to provide services to our loan sellers, loan applicants or other customers, counterparties or constituents, and could also impair the ability of third parties to provide critical services to us.

In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems or data. Improper access could expose us to risks of data loss or the unavailability of key systems, reputational damage, increased regulatory scrutiny and/or fines/penalties, fraud, litigation, and liabilities to third parties, and otherwise disrupt our operations, as further discussed within these Risk Factors.

We may not be able to make technological improvements as quickly as demanded by our loan sellers, borrowers, and customers, which could harm our ability to attract loan sellers, borrowers, and customers, and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including, most recently, solutions powered by artificial intelligence (AI). The effective use of technology increases efficiency and enables financial and lending institutions to better serve clients and reduce costs; however, the use of any emerging technologies, such as those incorporating AI, machine-learning, or algorithmic decision-making, poses an array of risks, both familiar and new. Our future success will depend, in part, upon our ability to address the needs of our loan sellers, borrowers, and customers by using technology, such as mobile and online services, to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in our operations. Our future success in such endeavors will also depend, in part, on our ability to incorporate the use of such technologies thoughtfully and in a legally compliant manner. For example, with the recent proliferation of AI-enabled products and services, certain state and federal lawmakers and regulators have begun developing, or have developed and promulgated, laws regarding the development and use of artificial intelligence (“AI Laws”). For example, the Colorado AI Act will require developers and deployers of “high-risk” AI systems to abide by statutory requirements, such as developing comprehensive policies and procedures around the use or development of AI systems and managing the risks associated therewith. The Colorado AI Act primarily focuses on the prevention of algorithmic discrimination in connection with certain “consequential decisions,” which include decisions that have a material impact on, e.g., consumer financial or lending services and housing. Other jurisdictions have followed, and more will likely follow, Colorado in proposing or enacting their own AI legislation.

We may not be able to effectively implement new technology-driven products and services as quickly, safely, or legally compliant as competitors, or be successful in marketing these products and services to our loan sellers, borrowers, and customers. Failure to successfully keep pace with technological change affecting the financial services industry, or failure to prudently implement such changes, could harm our ability to attract investors, or loan sellers, borrowers, and customers, and adversely affect our results of operations, financial condition and liquidity.

Our business could be adversely affected by deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no assurance that our disclosure controls and procedures or internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly material weaknesses or significant deficiencies, in internal controls over financial reporting which have occurred or which may occur in the future could result in misstatements of our financial results or other reportable metrics, restatements of our financial statements, a decline in our stock price, or an otherwise material and adverse effect on our business, reputation, financial results, or liquidity and could cause investors and creditors to lose confidence in our reported financial results.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest-rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities, such as mortgage operations risk, legal and compliance risk, human resources-related risk, climate-related risk, data privacy, cybersecurity and technology-related risk, and financial reporting risk. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified for mitigation, or to identify additional risks to which we may become subject in the future. Expansion of our business activities, including through acquisitions, generally also results in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases, as further discussed within these Risk Factors.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, contractors we use, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions, use our assets improperly or without authorization, compromise our physical or technological security, perform improper activities, use confidential information for improper purposes, or mis-record or otherwise try to hide improper activities from us. Additionally, in the past we have experienced, and may in the future experience, fraudulent or negligent activity among borrowers and certain third parties, including construction inspectors and employees of title insurance companies, that has led to the disbursement of under-collateralized funds and could cause us to incur financial losses on loans we have originated. This type of misconduct could also relate to loan administration or other services that we provide for others. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by employees, contractors, or others could subject us to losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

Inadvertent errors, including, for example, errors in the implementation of information technology systems, could subject us to financial loss, litigation, or regulatory action.

Our employees, contractors we use, and other third parties with whom we have relationships may make inadvertent errors, or fall prey to social engineering attacks or other fraud schemes, that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others, or mistakes related to settling payment or funding obligations, including with respect to wire transfers. Although we have policies and procedures in place that seek to mitigate these risks, including risks related to wire transfers, we have experienced fraudulent and erroneous activity in our business operations and have incurred financial losses related to such activity. Errors in the implementation of information technology systems, compliance systems and procedures, or other operational systems and procedures could also interrupt our business or subject us to financial losses, claims, or enforcement actions. Errors could also result in the inadvertent disclosure of mortgage-borrower, HEI-customer, or consumer non-public personal information. Inadvertent errors expose us to the risk of material losses. The risk of errors may be greater for business activities that are new for us or have non-standardized terms, for areas of our business that we have rapidly expanded or are in the process of expanding, or for areas of our business that rely on new employees or on third parties with whom we have only recently established relationships, as further discussed within these Risk Factors.

Our business may be adversely affected if our reputation is harmed. Our brand recognition is important to the success of our business and we are exposed to intellectual property-related risks associated with our brands.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in governance, inability to achieve workforce engagement, governance, or climate-risk related initiatives, or a failure to accurately report associated metrics, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Lawsuits brought against us (or the resolution of lawsuits brought against us), claims of employee misconduct, claims of wrongful termination, adverse publicity, conflicts of interest, ethical issues, or failure to maintain the security of our information technology systems or to protect personal information could also cause significant reputational damage. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, the ability to recruit and retain human resources, and the ability to access liquidity through borrowing facilities.

Our brand recognition is important to our business. We operate using various brand names, such as Redwood, Sequoia, Aspire, CoreVest®, RWT Horizons®, SEMT®, and CAFL®. We seek to protect the intellectual property that our brand names represent from infringement, however, we may not be able to detect or adequately protect against infringement on our brand names. Moreover, we may exposed to the risk that third parties allege that we are infringing on their intellectual property rights through the use of our brand names and such third parties may seek to prevent us from using them or restrict the manner in which we use them. We may be involved in legal proceedings to defend our intellectual property rights or to assert claims of infringement against others. These legal proceedings could be costly and time-consuming and may not result in favorable outcomes. An adverse ruling could result in the loss of our intellectual property rights, a requirement to discontinue the use of certain brand names, or financial liabilities. Any such proceeding or unfavorable outcome could result in loss and/or additional expense associated with any rebranding effort.

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

We currently have significant net deferred tax assets (“DTAs”) primarily resulting from net operating loss (“NOL”) carryforwards, capital loss carryforwards, and tax-deductible goodwill. The DTAs may be available to reduce taxes attributable to potential taxable income in future periods. Total net DTAs, for which a valuation allowance has not been established, were $27 million as of December 31, 2024. Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. To the extent we determine, in accordance with GAAP, that it is not more likely than not that we will be able to realize a deferred tax asset, then we would establish a valuation allowance, which would reduce the value of our DTAs. At December 31, 2024, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. As of December 31, 2024, we continued to believe it was more likely than not that we would realize all of our federal deferred tax assets; therefore, there was no valuation allowance recorded against our net federal DTAs. We closely evaluated the realizability of our DTAs and will reassess the need for a valuation allowance, in whole or in part, in connection with subsequent reporting periods. This evaluation will be based on all available evidence, including assumptions concerning future taxable income and capital gains income and our ability to rely on these assumptions considering our earnings in recent periods. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change. If, based on available evidence, we conclude that it is not more likely than not that our DTAs will be realized, then a valuation allowance would be established with corresponding charges to GAAP earnings and book value per share. Such charges could cause a material reduction, up to the full value of our net DTAs (for which a valuation allowance has not previously been established), to our GAAP earnings and book value per share for the quarterly and annual periods in which they are established and could have a material and adverse effect on our business, financial results, or liquidity.

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

Some states, counties and municipalities have imposed or may impose in the future stricter rent control regulations. For example, in 2019, the New York State Senate passed the Housing Stability and Tenant Protection Act of 2019 (the “HSTP Act”), which, among other things, limits the ability of landlords to increase rents in rent stabilized apartments in New York State at the time of lease renewal and after a vacancy. The HSTP Act also limits potential rent increases for major capital improvements and for individual apartment improvements in such rent stabilized apartments. In addition, the HSTP Act permits certain qualified localities in the State of New York to implement the rent stabilization system. In addition, the California State Assembly passed Assembly Bill 1482 (“AB 1482”), which, among other things, will prevent landlords in California from increasing the gross rental rate by more than 5% plus the percentage change in the cost of living in any 12-month period and require landlords to have “just cause” when evicting a tenant that has continuously and lawfully occupied a residential property for 12 months. Such “just cause” may include, among other things, the failure to pay rent, causing damage or destruction to the property, and assigning or subletting the premises in violation of the tenant’s lease. In addition, the Oregon State House passed Senate Bill 608 (“SB 608”), which, among other things, will limit rent increases to 7% each year, in addition to inflation, and would, in most cases, require landlords to provide notice and give a reason for evicting tenants. The HSTP Act, AB 1482 or SB 608, or similar legislative or regulatory actions, may reduce the value of the single-family rental and multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own, that are located in the States of New York, California, Oregon, or elsewhere, that are subject to the applicable rent control regulations. The value of residential investor term loans and multifamily mortgage loans, securities, and other investments we own may be negatively impacted by rent control or rent stabilization laws, regulations, or ordinances, which impacts may be material.

We may not be able to obtain or maintain the governmental licenses or registrations required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business, including, for example, our business of acquiring residential mortgage loans and servicing rights and originating residential investor real estate loans or HEI. We seek to maintain our status of being approved to service residential mortgage loans sold to Freddie Mac and failure to maintain our status as an approved servicer with Freddie Mac could harm our business.

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential consumer and residential investor mortgage loans in the secondary market, and the origination of residential investor loans or HEI, as well as the securitization of these assets, requires us to maintain various state licenses. Acquiring the right to service residential mortgage loans and certain residential investor mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. In addition, our HEI origination, administration and funding activity may, in some circumstances, either now or in the future, require us to obtain or maintain various state licenses. In addition, initiatives we have completed and may continue to pursue to form joint ventures or investment vehicles or funds with third-party investors to purchase loans, HEI or other assets from us or from other sources – and to earn fees, incentives or other income in connection with these initiatives – may require us to register as an investment advisor with federal or state regulatory authorities. We could be delayed in conducting certain business if we were first required to obtain a federal or state license or registration. For example, as further discussed within these Risk Factors, in January 2025, the Maryland OFR issued emergency regulations and formal guidance providing that, unless exempt or otherwise not so required, an issuer of mortgage-backed securities must obtain the appropriate Maryland licenses or face OFR administrative action against the issuer and/or other transaction parties, including potential assessment of civil monetary penalties and issuance of cease-and-desist orders. OFR and industry representatives recently proposed legislation that would provide a licensing exemption for entities that acquire mortgage loans by assignment but do not originate, service, or collect these loans on their own behalf (e.g., securitization trusts), but there is no assurance this proposed legislation will become law. Absent superseding action by OFR or the Maryland legislature, mortgage securitization trusts holding Maryland loans—including trusts that have issued Redwood- or CoreVest-sponsored securities—will be expected to obtain the appropriate licenses, which could be complicated, time consuming, costly, and/or lead to enforcement activity or litigation. We cannot assure you that we will be able to obtain or maintain all of the licenses we need or that we would not experience significant delays in obtaining or maintaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring mortgage loans or HEI, and originating residential investor mortgage loans or HEI on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring or originating mortgage loans or HEI may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

For example, under the Dodd-Frank Act, the CFPB also has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, authority to bring an enforcement action against us for failure to comply with regulations promulgated by the CFPB that are applicable to our business. Another of the CFPB’s areas of focus has been on whether companies like Redwood take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicers we retain to directly service residential mortgage loans (when we own the associated MSRs), or whom we retain to service HEI, are among our most significant service providers with respect to our residential mortgage banking and HEI activities and our failure to take steps to ensure that these sub-servicers are servicing these residential mortgage loans and HEI in accordance with applicable law and regulation could result in enforcement action by the CFPB against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation. Furthermore, failure of sub-servicers who service securitized loans or HEI could result in the associated securitization entity being held liable for the sub-servicer’s actions, which could result in losses to us, including as a result of a reduction in the value of mortgage securities issued by such entities that we hold as investments, as further discussed within these Risk Factors.

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

In addition, we seek to maintain the status of being approved to service residential mortgage loans sold to Freddie Mac. Approved servicers are required to conduct certain aspects of their operations in accordance with applicable policies and guidelines published by Freddie Mac. Failure to maintain our status as an approved servicer would mean we would not be able to service mortgage loans for these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims.

With respect to residential mortgage loans or HEI we own or originate, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of the CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as

“TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and financial results.

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

Furthermore, as further discussed within these Risk Factors, the January 2025 CFPB Actions expressed non-binding views by the CFPB regarding HEI, including that one particular consumer’s HEI contract is a “residential mortgage loan” and therefore “credit” under TILA. If the CFPB, or another federal or state regulator, were to regulate HEI as a form of credit, our compliance costs would increase, and such regulation could negatively, and materially, impact on our business, assets, financial condition, and results of operations.

The CFPB may revisit whether additional regulations, or updates to existing ones, should be made, and any such updates could negatively impact our Sequoia mortgage banking and/or HEI business.

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

The failure of mezzanine loans, mortgage loans, MBS, or HEI subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

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

Our tax payments and dividend distributions, which are intended to meet the REIT distribution requirements, are based in large part on our estimate of taxable income, which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions, and this could have an adverse effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based, in part, on our estimates of taxable income and should our estimates prove to be wrong, we could have to make an adjustment to our tax provisions and this adjustment could be material. To the extent we hold deferred tax assets, changes in the outlook on our ability to fully realize such deferred tax assets may necessitate the recording of a valuation allowance against them with corresponding charges to GAAP earnings and book value per share, and such charges could be material, as further discussed within these Risk Factors.

Our decisions about raising, managing, and distributing our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing (through public or private offerings) other types of securities, such as preferred stock (for example, the issuance Series A preferred stock we completed in January 2023) or corporate debt (for example, the issuance convertible notes and unsecured notes completed in 2022 and 2024). As of December 31, 2024, we had approximately 259 million unissued shares of common stock authorized for issuance under our charter (although approximately 79 million of these shares were reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, ATM offering program, outstanding convertible notes and exchangeable notes or for potential change-in-control-related conversions of preferred stock). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares authorized under our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

In order to maintain our status as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). In order to protect us against the risk of losing our status as a REIT due to concentration of ownership among our shareholders and for other reasons, our charter generally prohibits any single shareholder, or any group of affiliated shareholders, from beneficially owning (as defined in the charter) more than 9.8% of the outstanding shares of any class of our stock, unless our Board of Directors waives or modifies this ownership limit. In addition, our articles supplementary for the Series A preferred stock generally prohibit any person from beneficially owning or constructively owning (as such terms are defined in the articles supplementary) shares of the Series A preferred stock in excess of 9.8% of the outstanding shares of the Series A preferred stock, unless our Board of Directors waives or modifies this ownership limit. These limitations may have the effect of precluding an acquisition of control of us by a third party without the consent of our Board of Directors. Our Board of Directors has granted a limited number of waivers to institutional investors to own shares of our stock in excess of this 9.8% limit, which waivers are subject to certain terms and conditions. Our Board of Directors may amend these existing waivers to permit additional share ownership or may grant waivers to additional shareholders at any time.

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

An investment in our stock may involve a high degree of risk, particularly when compared to other types of investments. Risks related to the economy, the financial markets, our industry, our investing activity, our operations and regulatory compliance, our other business activities, our financial results, the amount of dividends we distribute, the manner in which we conduct our business, and the way we have structured our operations could result in a reduction in, or the elimination of, the value of our stock. The level of risk associated with an investment in our stock may not be suitable for the risk tolerance of many investors. Investors may experience volatile returns and material losses. In addition, the trading volume of our stock (i.e., its liquidity) may be insufficient to allow investors to sell their stock when they want to or at a price they consider reasonable.

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

Based on filings of Schedules 13D and 13G with the SEC, we believe that as of December 31, 2024, three institutional shareholders each owned 5% or more of our outstanding common stock (and we believe these shareholders combined owned approximately 38% of our outstanding common stock) and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 80% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our preferred stock or common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors in common stock could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our stock or, to the extent our stock is included in an industry or other broad-based market index and ceases to be so included, it could have an adverse effect on the market price of our stock.

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

Future sales or issuances of our common stock, preferred stock or other securities, by us or by our officers, directors, or senior employees, may have adverse consequences for investors.

We may issue additional shares of preferred stock, common stock, warrants to purchase shares of stock, or securities convertible into, or exchangeable for, shares of common stock, in public offerings or private placements (including, for example, as consideration in an acquisition transaction or as part of a financing transaction), and holders of our outstanding warrants to purchase common stock, convertible notes or exchangeable securities may convert those securities into, or exercise warrants to acquire, shares of common stock. In addition, we may issue additional shares of common stock to participants in our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our employee stock purchase plan, our incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in future share issuances, which may dilute existing shareholders’ interests in us. In addition, if market participants buy shares of preferred stock or common stock, warrants to purchase shares of stock, or securities convertible into, or exchangeable for, shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our preferred stock or common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our stock.

At December 31, 2024, our directors and executive officers beneficially owned, in the aggregate, less than 3% of our common stock. Sales of shares of our stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our stock.

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

In the year ended December 31, 2024, we paid approximately $89 million of cash dividends on our common stock, representing cumulative dividends of $0.67 per share. Dividend payments to holders of our Series A preferred stock are due quarterly on the 15th of January, April, July, and October, each in the amount of $1.75 million (or $0.6250 per share of the Series A preferred stock) until the first interest rate reset date (April 15, 2028). Our ability to continue to pay quarterly dividends in the future may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2024. Further, we may consider paying future dividends to common stockholders, if at all, in shares of common stock, in cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends would be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations to common stockholders, which, among other things, could result in dilution to existing common stockholders.

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

The market price of our stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

•	The market for similar securities issued by other REITs and other competitors of ours.

•	The level of demand for assets we originate or acquire, including assets held in our investment portfolio.

•	Changes in the manner that investors and securities analysts who provide marketplace research on us analyze the value of our stock.

•	Changes in recommendations or in estimated financial results published by securities analysts who provide marketplace research on us, our competitors, or our industry.

•	General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, credit performance, the markets for the types of assets we hold or invest in, industry-wide volumes of mortgage loan originations, and conditions in casualty insurance (including homeowner’s insurance) markets.
•	Proposals to significantly change the manner in which financial markets, banking, financial institutions and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.

•	Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations (whether due to fraud, undercapitalization, illiquidity or other factors), terrorist attacks, warfare (including between Russia and Ukraine and Israel and Hamas), natural or man-made disasters, the outbreak of pandemic or epidemic disease, or threatened or actual armed conflicts.

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
We have not currently identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or that we believe are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information about cybersecurity risk, refer to Part II, Item 7 of this Annual Report on Form 10-K generally and under the heading “Maintaining cybersecurity and complying with data privacy laws and regulations are important to our business and a breach of our cybersecurity or a violation of data privacy laws could result in serious harm to our reputation and have a material adverse impact on our business and financial results” in Part I, Item 1A of this Annual Report on Form 10-K.
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
ITEM 2. PROPERTIES
Our principal executive and administrative office is located in Mill Valley, California and we have additional offices, including at the locations listed below. We do not own any properties and lease the space we utilize for our offices. Additional information on our leases is included in Note 18 to the Financial Statements within this Annual Report on Form 10-K. The following table presents the locations and remaining lease terms of our primary offices.
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2028
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2031
Englewood, CO 80112

4 Park Plaza, Suite 900	2027
Irvine, CA 92614

45 Rockefeller Plaza, 26th Floor	2030
New York, NY 10111

650 Fifth Avenue, Suite 2120	2025
New York, NY 10019
ITEM 3. LEGAL PROCEEDINGS
For information on our legal proceedings, see Note 18 to the Financial Statements within this Annual Report on Form 10-K under the heading "Loss Contingencies - Litigation, Claims and Demands."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 20, 2025, our common stock was held by approximately 477 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 49,650. At February 28, 2025, there were 132,861,161 shares of common stock outstanding.
The cash dividends declared on our common stock for each full quarterly period during 2024 and 2023 were as follows:

	Common Dividends Declared
	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2024
Fourth Quarter	12/23/2024	12/30/2024	$0.18	Regular
Third Quarter	9/23/2024	9/30/2024	$0.17	Regular
Second Quarter	6/21/2024	6/28/2024	$0.16	Regular
First Quarter	3/21/2024	3/28/2024	$0.16	Regular
Total			$0.67

Year Ended December 31, 2023
Fourth Quarter	12/20/2023	12/28/2023	$0.16	Regular
Third Quarter	9/22/2023	9/29/2023	$0.16	Regular
Second Quarter	6/23/2023	6/30/2023	$0.16	Regular
First Quarter	3/24/2023	3/31/2023	$0.23	Regular
Total			$0.71
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items, including, for example, GAAP net income, financial condition, REIT taxable income, other non-GAAP measures of profitability and returns, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock; however, holders of shares of our Series A preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. As reported on our Current Report on Form 8-K filed on January 29, 2025, for dividend distributions made in 2024, we expect our common stock dividends paid in 2024 to be characterized for federal income tax purposes as 6% ordinary income (Section 199A), 44% qualified dividends, and 50% return of capital, and we expect our preferred stock dividends paid in 2024 (April, July, and October 2024 and in January 2025) to be characterized as 11% ordinary income (Section 199A) and 89% qualified dividends. None of the common stock or preferred stock dividend distributions made in 2024 are expected to be characterized for federal income tax purposes as long-term capital gain dividends.
Our Board of Directors has approved authorizations for the repurchase of up to $125 million of our common stock and up to $70 million of our preferred stock, and has also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. Under these repurchase authorizations, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. These repurchase authorizations have no time limit, may be modified, suspended or discontinued at any time, and do not obligate us to acquire any specific number of shares or securities. During the years ended December 31, 2024 and 2023, we did not repurchase any of our common stock or preferred stock and repurchased and early retired $72 million and $81 million of our convertible and exchangeable debt, respectively. At December 31, 2024, $101 million of this current total authorization remained available for repurchases of shares of our common stock, $70 million remained available for repurchases of shares of our preferred stock, and we also continued to be authorized to repurchase outstanding debt securities.
Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index, the FTSE NAREIT Mortgage REIT index and the BBG mREIT Index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2019. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year - Cumulative Total Return Comparison
December 31, 2019 through December 31, 2024
Index Value
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
RWT
NAREIT
S&P 500
BBG mREIT Index

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
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential consumer and investor housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking and Redwood Investments. In the fourth quarter of 2024, we updated the names of our segments: Residential Consumer Mortgage Banking to Sequoia Mortgage Banking, Residential Investor Mortgage Banking to CoreVest Mortgage Banking and our Investment Portfolio to Redwood Investments. Our two mortgage banking segments generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans. Our Redwood Investments portfolio is comprised of investments sourced through our mortgage banking operations as well as investments purchased from third-parties, and generates income primarily from net interest income and asset appreciation.
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

Business Update
Over the past twelve months, our focus has been on strategically and efficiently driving the growth and scale of our operating platforms and investment strategy. The market generally spent much of 2024 focused on the onset of the Federal Reserve's short-term interest rate easing cycle. Despite the market anticipating lower short- and long-term interest rates, the initial stages of the Federal Reserve's short-term interest rate easing cycle coincided with a nearly 100 basis point rise in the 10-year Treasury yield from the Federal Reserve's first short-term interest rate cut in September 2024 through the end of 2024. Interest rate volatility was a theme for 2024, as the 10-year Treasury yield made three separate nearly 100 basis point swings across the year.
The year was also characterized by muted housing transaction activity, as current and prospective homeowners were faced with another year of high mortgage rates and low housing affordability. The Mortgage Banker’s Association ("MBA") estimates that total mortgage origination volume in 2024 was $1.8 trillion, a 9% increase from 2023 levels. The increase was partially driven by a late summer drop in rates that triggered mortgage loan refinance activity to increase 56% year over year. Purchase money mortgage lending activity was down 3% year over year.
Given this market backdrop, we were successful in profitably gaining market share for both of our operating platforms, while continuing to make accretive investments, sourced both organically and from third parties.
Within our Sequoia platform, we emphasized deepening and continuing to build relationships with our loan seller network, including both banks and independent mortgage banks ("IMBs"). Our thesis remains that banks will need balance sheet solutions for their on-the-run and legacy residential jumbo mortgage loan portfolios. From 2020 to 2023, bank holdings of jumbo loans increased 33%, yet a number of factors make holding these loans on balance sheet less attractive for banks, including capital treatment, funding mismatches and reduced net interest margin due to higher funding costs. Consistent with our focus on bank relationships, we remain focused on positioning ourselves to transact in large pools of mortgage loans emerging from the banking sector, which we believe has accelerated in early 2025. For example, in January 2025, three large regional banks spurred nearly $10 billion of seasoned mortgage pools to change hands, a trend that we currently expect will continue throughout 2025 with the potential for our existing bank relationships to evolve into more sizable bulk flow purchase opportunities for jumbo mortgage loans.
Given this dynamic, in 2024 we were actively engaged in both onboarding new loan sellers and strengthening relationships with existing ones. By the end of the year, more than half of our loan seller network consisted of banks. As these sellers transitioned to working with us, we had the opportunity to showcase our expertise, fast closing times, tailored product solutions, and seamless execution. This led to increased volume, a larger market share, and heightened distribution activity. We locked $8.95 billion of loans in 2024, supported by a combination of bulk (39%) and flow volume (61%). As evidence of our strengthening engagement with our bank and IMB relationships, quarterly flow volume in the fourth quarter of 2024 rose to its highest level since early 2022. Bulk activity also benefited from deepening relationships with our seller network, including the purchase of a $0.4 billion pool of seasoned hybrid adjustable-rate mortgage loans (“ARMs”) in the second half of 2024 from a large bank that we subsequently securitized later in the year. Consistent with this theme, in mid-February 2025, we executed a trade with a large money-center bank to acquire a pool of approximately $1 billion of jumbo and agency fixed and adjustable-rate loans, which we expect to settle early in the second quarter of 2025.
Healthy investor demand for our products supported strong distribution execution for our Sequoia platform. The majority of our distribution activity within this business in 2024 was through securitizations, as we completed twelve transactions backed by $5.2 billion of loans – our highest level of Sequoia securitization activity since 2013. Into the end of the year, we engaged in a resurgence of whole loan sales activity, selling $1.4 billion of loans to a handful of buyers in the fourth quarter of 2024, the highest quarterly activity in this distribution channel since the first quarter of 2022.
To support greater transaction volume and the needs of our loan seller network, we also expanded our set of product offerings in 2024, especially as our network of originators faced a housing market with muted activity. We launched new guidelines for both hybrid ARMs and closed-end second (“CES”) lien mortgage loans early in 2024. These efforts were coupled in early 2025 with the launch of expanded loan products under our Aspire brand. These new Aspire product offerings include loans to consumers who qualify for financing through alternative methods of calculating income, including bank statements, as well as debt service coverage ratio (“DSCR”) loans to housing investors that complement CoreVest’s direct lending capabilities. The expansion of Aspire comes at a time when demand for non-traditional financing solutions is growing, as persistently higher interest rates and constrained housing supply continue to impede refinancing activity and the path to homeownership for many American households. Aspire intends to source these new loan types through a growing base of origination partners that will enjoy access to both Redwood’s core prime jumbo and expanded product set.
Our CoreVest platform was also focused in 2024 on further supporting its network of real estate investors with its broad product set. In 2024, CoreVest was able to gain market share, especially given the pullback by banks as they adjusted their allocation of resources and balance sheets to residential lending. As a result, borrowers who had historically procured funding from banks, actively sought out our platform for solutions. The result was $1.7 billion of fundings across our bridge loan products (59% of full year 2024 fundings) and term loan products (41% of full year 2024 fundings).
Over the last two years, as long-term interest rates have remained elevated, real estate investors have favored short-duration, fully prepayable bridge loans over longer-term, fixed-rate term loans with lender prepayment protection. That trend generally continued across 2024, with bridge loan volumes remaining elevated across the year, driven by ongoing growth of our single-asset bridge (“SAB”) loan product. In the fourth quarter, borrower demand for term loans picked up considerably, rising 43% in the fourth quarter relative to the third quarter 2024, and to the highest quarterly level we have seen for term fundings since mid-2022.
On a product specific basis, CoreVest also continued to see demand for our lines of credit, both within the traditional fix and flip sector, as well as the aggregation lines of credit, which are an attractive solution for real estate investors looking for a lower cost of capital as they stabilize or acquire newly-built homes.
Volume growth was supported by our differentiated distribution platform which includes securitization, whole loan sales and sales to joint ventures. In March of 2024, we established a $500 million joint venture with a large institutional investor, with the capacity to purchase both bridge and term loans originated by CoreVest. The launch of this joint venture, which was created to support the growth ambitions of our CoreVest platform, was very impactful from the onset. Ultimately for the year, we distributed $1.56 billion of loans, 53% of which were transfers to joint ventures, 26% of which were whole loan sales and 21% of which were through securitization. In the fourth quarter of 2024, we completed our first securitization that included loans from one of our joint ventures.
Optimizing and strengthening our capital position was an ongoing focus across the year, especially as we grew our volumes. We strategically reallocated capital, emphasizing growth in our operating platforms and continuing engagement with our partners (such as our joint ventures). As such, both our Sequoia and CoreVest platforms achieved improved operating and capital efficiency metrics across the year. Additionally, investment activity across 2024 was elevated, as we deployed $525 million of capital, including assets sourced from third parties and organically created investments. Looking ahead, we aim to further enhance the efficiency of our platforms, while also creating reliable distribution channels with the capacity to enhance our liquidity and pricing, supporting predictable revenues and profitability.
Credit performance in 2024 in our residential consumer backed investments (largely jumbo and reperforming loans) remained strong, with generally declining delinquencies and LTVs. We continued to work through pockets of stress in our CoreVest portfolio, particularly related to parts of our multifamily bridge portfolio, successfully recasting loans, extending timelines and working with borrowers to bring in fresh capital. This work helps to position their projects, and our portfolio's performance, for greater success. Since the fourth quarter of 2022, multifamily fundings have been less than 20% of overall bridge fundings, as we have strategically increased focus on single-family renovate or build for rent ("BFR") and SAB production.
As we focus on 2025, we continue to assess the impact of the Los Angeles wildfires on our business and we are currently monitoring mortgage loans in the affected areas. Based on our assessments to date, we have not identified circumstances that we believe would have a material adverse impact on our business.
Finally, as we move through 2025, we remind ourselves of our long-held view that most challenges and opportunities in the mortgage finance market we participate in relate back to policymaking in at the Federal level. With such a significant shift in governing philosophy from the new presidential administration, much is likely to change in the arenas of housing and mortgage lending policy and regulation – and we anticipate the vast majority of the changes we currently expect to see, will benefit Redwood. As a result, although mortgage interest rates remain elevated and may cause overall housing activity to remain flat in 2025, we see several strategic opportunities that could drive meaningful market share gains for our platforms and increased financial returns for Redwood and our shareholders.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2024 and 2023. Most tables include "changes" columns that show the amounts by which the results from 2024 are greater or less than the results from the respective period in 2023. Unless otherwise specified, references in this section to increases or decreases in 2024 refer to the change in results from 2023 to 2024.
Consolidated Results of Operations
The following table presents the components of our net income (loss) by segments for the years ended December 31, 2024 and 2023.
Table 1 – Net Income (Loss)

	Years Ended December 31,
(In Thousands)	2024	2023	Change
Net Interest Income From:
Sequoia mortgage banking	$43,795	$1,290	$42,505
CoreVest mortgage banking	5,310	2,818	2,492
Redwood Investments	121,434	138,951	(17,517)
Corporate/other	(67,931)	(50,116)	(17,815)
Net Interest Income	102,608	92,943	9,665
Non-Interest Income
Sequoia mortgage banking activities, net	57,579	27,782	29,797
CoreVest mortgage banking activities, net	41,819	39,604	2,215
Investment fair value changes, net	(14,759)	(44,400)	29,641
HEI income, net	41,831	35,117	6,714
Other income, net	27,528	12,886	14,642
Realized gains, net	306	1,699	(1,393)
Total non-interest income, net	154,304	72,688	81,616
General and administrative expenses	(136,393)	(128,295)	(8,098)
Portfolio management costs	(20,915)	(14,571)	(6,344)
Loan acquisition costs	(12,675)	(7,166)	(5,509)
Other expenses	(14,088)	(16,238)	2,150
Total operating expenses	(184,071)	(166,270)	(17,801)
Net Income (Loss) Before Income Taxes	72,841	(639)	73,480
Provision for income taxes	(18,837)	(1,635)	(17,202)
Net Income (Loss)	54,004	(2,274)	56,278
Dividends on preferred stock	(7,015)	(6,684)	(331)
Net Income (Loss) Available (Related) to Common Stockholders	$46,989	$(8,958)	$55,947
Net Interest Income
Net interest income increased by $10 million from $93 million in 2023 to $103 million in 2024. Net interest income from Sequoia Mortgage Banking operations increased by $43 million, primarily due to higher average residential consumer loan balances and the addition of certain hedges accretive to net interest income. This was partially offset by a decrease of $18 million from our Redwood Investments portfolio from $139 million in 2023 to $121 million in 2024, primarily related to lower net interest income from our bridge loan portfolio, an increase in borrowing costs on debt facilities and ABS issued to finance our investments within this segment.
Corporate net interest expense increased by $18 million from $50 million in 2023 to $68 million in 2024. The increase was primarily related to the higher cost of corporate debt issued recently relative to repurchases and payoffs of older vintage, lower coupon convertible debt. During the year ended December 31, 2024, we issued $60 million of 9.125%, $85 million of 9.00% senior notes, $40 million of 7.75% convertible senior notes, and procured a secured revolving financing facility, which we drew on beginning in the second quarter of 2024. Additionally, we earned lower interest income at the corporate level in 2024 from lower average cash balances invested in money market funds and U.S. Treasury Securities relative to 2023.

Additional detail on net interest income is provided in the “Consolidated Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Mortgage Banking activities, net increased by $32 million from $67 million in 2023 to $99 million in 2024, primarily due to higher Sequoia Mortgage Banking revenues.
Sequoia Mortgage Banking activities increased by $30 million, primarily attributable to a significant increase in loan purchase volumes from both banks and independent mortgage bankers ("IMBs") across bulk and flow transactions, as well as a combination of improved efficiency metrics, spread tightening on securitization execution and net hedge income, particularly in the third and fourth quarter of 2024.
CoreVest Mortgage Banking activities increased by $2 million, primarily attributable to higher volumes experienced throughout 2024, combined with improved economics from whole loan sales and sales to joint ventures during the year.
A more detailed analysis of the changes in this line item is included in the “Sequoia Mortgage Banking Segment” and “CoreVest Mortgage Banking Segment” sections that follow.
Investment Fair Value Changes, Net
Investment fair value changes, net improved by $30 million year over year, primarily due to ongoing strength in credit performance on our securities portfolio and spread tightening across our securities and performing whole loan portfolios, offset by negative fair value changes on our bridge and unsecuritized term loans and, to a lesser extent, paydowns on assets held at a premium.
A more detailed analysis of the changes in this line item is included in the “Redwood Investments Segment” section that follows.
HEI Income, net
HEI income, net increased by $7 million year over year. Home price appreciation, discount rates and prepayment speeds are the primary drivers of HEI Income, net. As such, gains in the value of our HEI portfolio over the first three quarters of 2024 were the result of home price appreciation and prepayment speeds exceeding modeled assumptions. In the fourth quarter of 2024, gains in the HEI portfolio were lower relative to prior quarters as realized home price appreciation slowed to levels more in line with modeled assumptions.
Details on the composition of HEI income, net is included in Note 10 in Part II, Item 8 of this Annual Report on Form 10-K.
Operating Expenses
Operating expenses increased by $18 million year over year, primarily related to an increase in variable and equity compensation expense associated with improved operating results and overall 2024 earnings performance, as well as increased portfolio management costs incurred in 2024, which were related to specially serviced residential investor bridge loans and related workout arrangements.
Details on the composition of General and Administrative expenses are included in Note 22 in Part II, Item 8 of this Annual Report on Form 10-K.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking operations and MSR investments, as well as certain other investment and hedging activities. The tax provision for the year ended December 31, 2024 reflects GAAP income earned at our TRS, resulting primarily from improved mortgage banking results.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Comparison of Consolidated Results of Operations for Years Ended December 31, 2023 and 2022
For a discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report in Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.

Consolidated Net Interest Income
The following tables present the components of net interest income recorded in each line item of our consolidated statements of income for the years ended December 31, 2024 and 2023.
Table 2 – Consolidated Net Interest Income

	Years Ended December 31,
	2024			2023
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans - HFS	$59,218	$879,250	6.7%	$21,128	$348,942	6.1%
Residential consumer loans - HFI at Sequoia (2)	369,233	6,970,699	5.3%	172,033	3,935,128	4.4%
Residential consumer loans - HFI at Freddie Mac SLST (2)	56,881	1,308,566	4.3%	60,750	1,387,656	4.4%
Residential investor loans - HFS	19,644	267,574	7.3%	14,601	235,180	6.2%
Residential investor loans - HFI	105,393	1,202,246	8.8%	150,218	1,608,067	9.3%
Residential investor term loans - HFI at CAFL (2)	155,400	2,736,185	5.7%	166,861	2,871,111	5.8%
Residential investor bridge loans - HFI at CAFL (2)	71,444	720,197	9.9%	50,636	517,844	9.8%
Multifamily loans - HFI at Freddie Mac K-Series (2)	18,239	422,612	4.3%	18,645	422,053	4.4%
Real estate securities (3)	49,694	247,251	20.1%	21,550	175,360	12.3%
Other interest income	40,018	883,964	4.5%	48,040	1,001,953	4.8%
Total interest income	945,164	15,638,544	6.0%	724,462	12,503,294	5.8%
Interest Expense
ABS issued - Sequoia (2)	(340,234)	6,767,962	(5.0)%	(154,305)	3,735,679	(4.1)%
ABS issued - Freddie Mac SLST (2)	(53,798)	1,211,117	(4.4)%	(43,652)	1,112,095	(3.9)%
ABS issued - Freddie Mac K-Series (2)	(16,708)	388,671	(4.3)%	(17,110)	389,610	(4.4)%
ABS issued - CAFL Term (2)	(126,566)	2,389,038	(5.3)%	(135,166)	2,555,269	(5.3)%
ABS issued - CAFL Bridge (2)	(35,191)	661,635	(5.3)%	(21,528)	486,928	(4.4)%
Debt Facilities	(199,095)	2,496,168	(8.0)%	(201,985)	2,534,539	(8.0)%
Corporate Debt	(70,964)	776,475	(9.1)%	(57,773)	759,530	(7.6)%
Total interest expense	(842,556)	14,691,066	(5.7)%	(631,519)	11,573,650	(5.5)%
Net Interest Income	$102,608			$92,943
(1)Average balances for residential consumer loans held-for-sale and held-for-investment, residential investor loans held-for-sale and held-for-investment, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent fair values. Average balances for AFS securities, debt facilities, corporate debt and certain ABS issued are calculated based upon amortized historical cost. Average balances for ABS carried at fair value are calculated based upon fair value.
(2)Interest income and interest expense at "Sequoia", "Freddie Mac SLST", "Freddie Mac K-Series", "CAFL Term", and "CAFL Bridge" reflect activity from consolidated VIEs. While we consolidate these entities for GAAP reporting purposes, economically, we earn interest income from the securities we own in these entities, which is represented by the net interest income (interest income less interest expense) from these consolidated entities presented in the table above.
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

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income (loss) for the years ended December 31, 2024 and 2023.
Table 3 – Consolidated Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2024	2023
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$29,448	$20,376
Residential consumer loan purchase commitments	9,571	22,600
Residential investor term loans held-for-sale	11,692	16,500
Residential investor bridge loans	3,767	5,704
Trading securities (1)	41,173	(159)
Risk management derivatives, net	(19,505)	(18,824)
Total mortgage banking activities, net (2)	$76,146	$46,197
Investment Fair Value Changes, Net
Residential consumer loans held-for-investment, at Redwood (called Sequoia loans)	$—	$183
Residential investor term loans held-for-sale	(8,777)	(14,430)
Residential investor bridge loans held-for-investment	(40,430)	(39,361)
Trading securities	6,432	11,251
Servicer advance investments	8,832	11,863
Excess MSRs	(5,093)	(1,668)
Net investments in Sequoia entities (3)	27,885	2,407
Net investments in Freddie Mac SLST entities (3)	(240)	(13,446)
Net investment in Freddie Mac K-Series entity (3)	1,855	1,541
Net investments in CAFL entities (3)	21,454	5,504
Other investments (4)	(18,049)	(6,077)
Risk management derivatives, net	(10,189)	(1,479)
Credit recoveries on AFS securities	1,561	58
Other	—	(746)
Total investment fair value changes, net	$(14,759)	$(44,400)
HEI income, Net
HEI at Redwood	28,739	30,749
Net investments in HEI securitization entities (3)	13,092	4,368
Total HEI income, net	$41,831	$35,117
Other Income
MSRs	$5,452	$(544)
Other	(248)	(556)
Total Other Income (5)	$5,204	$(1,100)
Total Market Valuation Gains, Net	$108,422	$35,814
(1)Represents fair value changes on trading securities that are being used along with risk management derivatives to manage the market risks associated with our Sequoia Mortgage Banking operations.
(2)Mortgage banking activities, net presented above does not include fee income from loan originations or acquisitions, provisions for repurchases, or other expenses that are components of Mortgage banking activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.
(3)Includes changes in fair value of securitized loans held-for-investment, securitized HEI, REO and the ABS issued at the entities, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
(4)Other investments includes changes in fair value of REO assets.
(5)Other income excludes net MSR fee income or provision for repurchases, as these amounts do not represent market valuation adjustments.

Results of Operations by Segment
We report on our business using three segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, and Redwood Investments. For additional information on our segments, refer to Part I, Item 1, and Note 4 in Part II, Item 8 of this Annual Report on Form 10-K.
The following table presents the segment contribution from our three segments reconciled to our consolidated net income (loss) for the years ended December 31, 2024 and 2023.
Table 4 – Segment Results Summary

	Years Ended December 31,
(In Thousands)	2024	2023	Change
Segment Contribution from:
Sequoia Mortgage Banking	$61,497	$10,052	$51,445
CoreVest Mortgage Banking	2,294	(12,575)	14,869
Redwood Investments	133,187	113,909	19,278
Corporate/Other	(142,974)	(113,660)	(29,314)
Net Income (Loss)	$54,004	$(2,274)	$56,278
The sections that follow provide further detail on our business segments and their results of operations for the years ended December 31, 2024 and 2023.
Corporate/Other
The increase in net expenses from Corporate/Other for the year ended December 31, 2024 was related to an increase in variable and equity compensation expense associated with improved operating results and overall 2024 earnings performance relative to 2023. Additionally, an increase in net interest expense was driven by the higher cost of corporate debt issued relative to repurchases and payoffs of older vintage, lower cost convertible debt in 2024, coupled with a decrease in interest income earned from lower average cash balances invested in money market funds and U.S. Treasury Securities in 2024 relative to 2023.
Sequoia Mortgage Banking Segment
This segment consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Redwood Investments segment. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. This segment also includes various derivative financial instruments and trading securities that we utilize to manage certain risks associated with our inventory of residential consumer loans held-for-sale within this segment. This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, securities utilized for hedging purposes, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our Redwood Investments portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment. See Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for further details on the composition of mortgage banking activities, net).
The following tables present key earnings and operating metrics and loan inventory activity for our Sequoia Mortgage Banking segment for the years ended December 31, 2024 and 2023.
Table 5 – Sequoia Mortgage Banking Earnings Summary and Operating Metrics

	Years Ended December 31,
(In Thousands)	2024	2023	Change
Mortgage banking income	$101,374	$30,148	$71,226
Operating expenses (1)	(23,868)	(18,437)	(5,431)
Provision for income taxes	(16,009)	(1,659)	(14,350)
Segment Contribution	$61,497	$10,052	$51,445
Loan purchase commitments entered into (loan locks, adjusted for expected fallout)	$7,374,031	$2,592,626	$4,781,405

Footnote to Table 5
(1)Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs for this segment.
Table 6 – Loan Inventory Activity for Sequoia Mortgage Banking Operations

	Years Ended December 31,
(In Thousands)	2024	2023
Fair Value at beginning of year	$911,192	$628,160
Acquisitions	7,120,201	2,053,879
Sales	(1,667,513)	(127,055)
Transfers between segments (1)	(5,296,631)	(1,640,005)
Principal repayments	(100,360)	(30,474)
Changes in fair value, net	46,658	26,687
Fair Value at End of Year	$1,013,547	$911,192
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Redwood Investments portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
Segment contribution increased $51 million during the year ended December 31, 2024, primarily driven by significantly higher loan purchase and lock volumes from both banks and IMBs. Notably, total lock volume was 154% higher than in 2023 as IMB volumes grew 164% and bank volumes grew 141%. We estimate that our market share increased to between 4% and 5% in 2024, compared to our historical range of 1% to 3%. Market transaction volume in 2023 was impacted by the regional bank crisis which also caused considerable interest rate volatility during that time.
Volume increases during the year ended December 31, 2024 occurred as a result of focused efforts to build our network of bank sellers and increase wallet share with IMBs. We have added or re-established 95 bank seller relationships since the regional banking crisis of 2023 and as of year-end December 31, 2024, our total network of loan sellers is 210, over half of which are banks. We made significant progress with our network of new loan sellers during the year, including onboarding and commencing loan purchase activity. During the year ended December 31, 2024, we also saw an increase in bulk volume from banks and IMBs, including a portfolio of seasoned hybrid ARMs that we purchased from a bank in the third quarter of 2024 and securitized in the fourth quarter of 2024. Hybrid ARM lock volume increased during the year ended December 31, 2024, as hybrid ARMs represented 9% of total 2024 lock volume, compared to less than 1% for the year ended December 31, 2023. This activity came as a result of increased interest in these products from our seller network, as well as from the relaunch of updated underwriting guidelines. In addition to hybrid ARMs, we also launched updated guides for our CES mortgage loan product in early 2024 to address the growing demand from our seller network for home equity-related products.
During the year ended December 31, 2024 our residential consumer mortgage loan conduit locked $8.99 billion of loans ($7.37 billion adjusted for expected pipeline fallout – i.e., loan purchase commitments), and purchased $7.12 billion of loans. During the year ended December 31, 2024, we distributed $1.67 billion through whole loan sales and completed twelve securitizations backed by $5.21 billion of loans. At December 31, 2024, our securitization activity represented approximately 20% of all jumbo loan securitization activity industry-wide for 2024 and we were the largest non-bank issuer of jumbo loan securitizations. In addition to securitization distribution, we witnessed the reemergence of whole loan sale activity in the fourth quarter of 2024, as we sold $1.42 billion of whole loans to a number of buyers. This activity represented the largest volume of whole loan sales since the first quarter of 2022.
For the year ended December 31, 2024, this segment earned gross margins of 137 basis points, well in excess of our historical target range of 75 to 100 basis points, driven in part by hedge outperformance and spread tightening on securitization execution, particularly in the second half of 2024. For the year ended December 31, 2024, our cost per loan was 29 basis points (calculated as operating expenses divided by loan purchase commitments), compared to our historical target range of 30 to 35 basis points, and down from 71 basis points for the full year ended December 31, 2023. We actively manage our exposure to various market risks that can impact the value of our loan inventory in this segment, and our segment contribution in the year ended December 31, 2024 reflected higher income from our hedges within mortgage banking activities. We continue to evaluate monetary policy, housing trends and economic data, among other factors, in developing our hedging strategy and we may leverage a variety of instruments as hedges, including TBAs, interest rate futures, trading securities, options and other types of securities.
Operating expenses for this segment increased primarily due to an increase in aggregate loan acquisition costs related to the increase in loan purchase volume, as well as higher general and administrative expenses from variable and equity compensation due to improved segment performance for the year ended December 31, 2024.

Capital allocation to this segment increased to $350 million in 2024, compared to $165 million in 2023, reflecting the rise in volumes observed during the year. We were focused on capital efficiency throughout the year, ultimately reducing average days loans are held on balance sheet by 58% and cost per loan by 59%. We continue to competitively bid on bulk jumbo loan acquisition opportunities, including both newer vintage and seasoned collateral, while also focusing on forward flow agreements. As discussed in the Business Update section of this MD&A, looking ahead, we are focused on continuing to gain market share with our seller network, particularly by deepening our partnerships with banks.
Our inventory of loans is managed with a combination of our capital along with loan warehouse facilities with a total capacity of $2.18 billion, and $1.22 billion of available capacity, each at December 31, 2024. These facilities included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $700 million of total capacity and marginable facilities with $1.48 billion of total capacity.
Activity in this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the year ended December 31, 2024 is based on GAAP income from these operations at our TRS during that period.
CoreVest Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our investment portfolio. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from three to thirty years) or "bridge" loans (which include loans with maturities that generally range between six and 36 months). Term loans are mortgage loans secured by stabilized residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. In some instances, for borrowers experiencing financial difficulty based on specific facts and circumstances, we may amend or modify certain terms of our bridge loans. These modifications and amendments include interest rate reductions, and extended maturity dates. In other instances, we extend maturities in the normal course of business, generally for between three to six months on average. These extensions are usually provided to align with updated rehabilitation timelines on the underlying properties. In addition to modifying loan terms, from time to time, we may also amend a loan's underlying budget (including allocations to hard/soft costs, interest reserves and other items) or construction and completion milestones, if warranted, based on progress with the project versus the initial budget and timelines.
We typically distribute most of our term loans through our CAFL® private-label securitization program, or through whole loan sales, and typically transfer our residential investor bridge loans to our Redwood Investments portfolio, where they will either be retained for investment, securitized, or sold as whole loans. Since 2023, we have also established joint ventures with global investment managers as another avenue through which we can distribute our bridge and term loan production.
Since mid-2023, we have established two joint ventures with two separate institutional investment managers, one in the second quarter of 2023 to invest in residential investor bridge loans originated by CoreVest and another in the first quarter of 2024 to invest in residential investor bridge and term loans originated by CoreVest. We administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income earned on loans while they are held in inventory, origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, and gains/losses from associated hedges. Direct operating expenses and tax expenses associated with these activities are also included in this segment.

The following tables present an earnings summary and Residential Investor loan origination activity for our CoreVest Mortgage Banking segment for the years ended December 31, 2024 and 2023.
Table 7 – CoreVest Mortgage Banking Earnings Summary

	Years Ended December 31,
(In Thousands)	2024	2023	Change
Mortgage banking income	$58,059	$48,035	$10,024
Operating expenses	(57,984)	(62,889)	4,905
Benefit from income taxes	2,219	2,279	(60)
Segment Contribution	$2,294	$(12,575)	$14,869
Table 8 – Residential Investor Loans Funding Activity

	Year Ended December 31, 2024			Year Ended December 31, 2023
(In Thousands)	Term Loans	Bridge Loans (1)	Total	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of year	$144,359	$35,891	$180,250	$358,791	$5,282	$364,073
Fundings (1) (2)	724,607	1,047,979	1,772,586	525,130	1,189,913	1,715,043
Sales (2)	(727,008)	(476,277)	(1,203,285)	(453,766)	(120,976)	(574,742)
Transfers between segments (3)	13,630	(520,850)	(507,220)	(274,043)	(1,039,064)	(1,313,107)
Principal repayments	(1,050)	(10,725)	(11,775)	(16,580)	(4,052)	(20,632)
Changes in fair value, net	4,099	2,569	6,668	4,827	4,788	9,615
Fair Value at End of Year	$158,637	$78,587	$237,224	$144,359	$35,891	$180,250
(1)We originate Residential investor bridge loans at our TRS and transfer many of them to our REIT. Origination fees and any fair value changes on these loans prior to transfer or sale are recognized within Mortgage banking activities, net on our consolidated statements of income. Loans transferred to our REIT are classified as held-for-investment, with fair value changes subsequent to their transfer generally recorded through Investment fair value changes, net on our consolidated statements of income. For the carrying value and activity of our Residential investor bridge loans held-for-investment, see the Redwood Investments section that follows.
(2)Funding and sales for Residential investor bridge loans in 2024, includes $49 million related to construction draws on loans sold to a joint venture with an institutional investment manager.
(3)For Residential investor term loans, amounts primarily represent loans transferred into consolidated securitizations reflected within our Redwood Investments Segment. Residential investor bridge loan amounts represent the transfer of loans originated or acquired by our CoreVest Mortgage Banking segment at our TRS and transferred to our Redwood Investments segment at our REIT in the preceding footnote.
CoreVest mortgage banking segment contribution presented in Table 7 above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities, net), and other income, net for this segment. Operating expenses presented in the table above include general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchase intangibles) for this segment.
Segment contribution increased $15 million during the year ended December 31, 2024. This increase is primarily driven by growth in mortgage banking income from strong funding volumes, tightening spreads and improved distribution economics (including from whole loan sales and sales to joint ventures), as well growing asset management and other income and improved operating efficiencies. We witnessed a 9% increase in overall funding volumes in 2024 relative to 2023, largely attributable to growth in originations of term loans and SAB loans, as well as overall borrower demand for our bridge products. Originations remained focused on single-family properties in 2024, with 93% of fundings backed by single-family real estate and 7% backed by multifamily properties. We continue to emphasize originating loans backed by single-family properties and are no longer active in the origination of the type of bridge loans backed by larger multifamily properties that we originated in 2022 and prior.
Bridge loan demand has remained high as banks retreated from lending in this space, and SAB loan fundings increased to $486 million, up 85% from 2023. While term loan volumes were tempered in the first three quarters of 2024, they increased considerably in the fourth quarter of 2024 to the highest level since the second quarter of 2022. Distribution activity reached $1.56 billion, with joint ventures accounting for 53% of the total up from 3% in 2023. Distribution activity also included securitizations, including our first securitization with collateral from one of our joint ventures, and several whole loan sales. Looking ahead, given our established joint ventures, as well a growing network of whole loan buyers, we continue to see healthy demand for our production through our distribution channels.

Net cost to originate (calculated as operating expenses, less upfront origination fees, divided by origination volume) improved by 27% to 1.14% during the year ended December 31, 2024, compared to 1.57% during the year ended December 31, 2023, primarily driven by higher funding volumes and lower expenses incurred. Distribution activity was elevated in 2024 with distributions of $1.56 billion through securitizations, whole loan sales and sales to joint ventures and an additional $290 million to existing revolving bridge loan securitizations, compared to $915 million for the year ended December 31, 2023. Additionally, in the fourth quarter of 2024, we completed our first securitization that included loans from one of our joint ventures.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The benefit from income taxes for the year ended December 31, 2024 was primarily due to GAAP pre-tax losses generated by this segment's operations in those periods.
Capital allocated to this segment stayed flat relative to 2023 at $75 million in 2024, but our capital efficiency improved by 35% due to an increased pace of loan distribution supported by our joint venture structures. Our inventory of loans is managed with a combination of our capital and loan warehouse facilities. At December 31, 2024, total warehouse capacity was $2.33 billion, with $1.49 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
Redwood Investments Segment
This segment consists of organic investments sourced through our Sequoia and CoreVest Mortgage Banking operations, including primarily securities retained from our mortgage banking securitization activities (some of which we consolidate for GAAP purposes) and residential investor bridge loans, as well as third-party investments including RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, HEI, and other housing-related investments and associated hedges. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Redwood Investments segment for the years ended December 31, 2024 and 2023.
Table 9 – Redwood Investments Earnings Summary

	Years Ended December 31,
(In Thousands)	2024	2023	Change
Net interest income	$121,434	$138,951	$(17,517)
Investment fair value changes, net	(13,080)	(42,482)	29,402
HEI Income, net	41,831	35,117	6,714
Other income, net	17,674	10,361	7,313
Realized gains, net	565	858	(293)
Operating expenses	(29,651)	(25,950)	(3,701)
Provision for income taxes	(5,586)	(2,946)	(2,640)
Segment Contribution	$133,187	$113,909	$19,278
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. See Table 4 in the Consolidated Results of Operations section of this MD&A for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 4 relates to fair value changes for investments held at corporate/other).
Segment contribution increased $19 million during the year ended December 31, 2024. This increase is primarily driven by a $29 million improvement in negative investment fair value changes, net, offset by a $18 million decrease in net interest income in 2024 as compared to 2023. Negative investment fair value changes in 2024 primarily reflected the net impact from higher benchmark interest rates on our re-performing loan securities and negative fair value changes on our residential investor bridge loans, all of which we hold at fair value. This was offset by investment fair value gains, net of associated interest rate hedges, on our securities portfolio of $49 million all of which primarily related to increases in the fair value of our Sequoia and CAFL net interests retained from our consolidated securitizations. Net interest income decreases in 2024 primarily related to lower net interest income from our bridge loan portfolio, an increase in borrowing costs on debt facilities and ABS issued to finance our investments within this segment.

Fundamental performance of our residential consumer assets within our Redwood Investments portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and home price appreciation, and borrowers motivated to stay current on their low-coupon mortgages. Notably, 90 day+ delinquencies on our reperforming loan securities (SLST) portfolio declined to 7.3% at December 31, 2024, compared to 8.4% at December 31, 2023, while our 90 day delinquencies within our Sequoia securities portfolio remained steady at 0.20% at December 31, 2024 and December 31, 2023.
The residential investor sector continues to manage through the impacts of elevated interest rates and overall financing costs for investors, particularly for loans originated in 2021 and 2022 when mortgage loan interest rates were lower. In anticipation of this impact, our team has continued to work with borrowers well in advance of their loan maturities to assess project plans and ensure they manage towards successful completions. Delinquencies greater than 90 days across our residential investor bridge loans increased to 6.7% at December 31, 2024 from 4.4% at December 31, 2023. This increase was predominantly driven by the 2022 vintage portfolio, and increased slightly for our SAB and Build for Rent ("BFR") products. REO values in the residential investor bridge portfolio decreased in 2024, and we continue to manage through pockets of stress, largely with a handful of more significant borrower relationships where a combination of rate modifications, maturity extensions and fresh equity has been utilized. Overall repayment velocity in the bridge portfolio remains positive, as approximately 37% of the bridge book (gross) paid off during the year ended December 31, 2024 and we resolved $34 million in aggregate unpaid principal of loans that were 90 or more days delinquent at December 31, 2023, excluding transfers to REO.
Operating expenses at this segment increased by $4 million for the year ended December 31, 2024 , primarily due to increased portfolio management costs incurred for the management of specially serviced residential investor bridge loans and related workout arrangements in comparison to 2023.
We hold certain of our investments, primarily our MSRs, at our taxable REIT subsidiary. Our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets and reflects positive net income earned from investment portfolio activities at our taxable REIT subsidiary.
The following table presents details of our Redwood Investments portfolio at December 31, 2024 and 2023 organized by investments organically created through our mortgage banking segments and those acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 10 – Redwood Investments - Detail of Economic Interest

(In Thousands)	December 31, 2024	December 31, 2023
Organic Residential Consumer Investments
Residential consumer securities at Redwood	$139,683	$110,056
Residential consumer securities at consolidated Sequoia entities (1)	367,431	204,830
Other investments (2)	57,496	47,239
Organic Residential Investor Investments
Residential investor bridge loans	1,864,797	2,068,323
Residential investor securities at consolidated CAFL Term entities (3)	326,074	323,340
Third-Party Investments
Residential securities at Redwood	109,749	5,645
Residential securities at consolidated Freddie Mac SLST entities (4)	241,765	274,175
Multifamily securities at Redwood	11,749	7,101
Multifamily securities at consolidated Freddie Mac K-Series entities (5)	35,163	33,308
Servicing investments (6)	94,987	85,704
HEI (7)	304,623	278,967
Other investments	3,741	5,456
Total Segment Investments	$3,557,258	$3,444,144
(1)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $8.82 billion of loans and $8.40 billion of ABS issued associated with these investments at December 31, 2024. We consolidated $4.64 billion of loans and $4.43 billion of ABS issued associated with these investments at December 31, 2023.
(2)Organic other investments at December 31, 2024 includes net risk share investments of $26 million, representing $29 million of restricted cash and other assets, net of other liabilities of $3 million.

(3)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.49 billion of loans and $2.17 billion of ABS issued associated with these investments at December 31, 2024. We consolidated $2.97 billion of loans and $2.65 billion of ABS issued associated with these investments at December 31, 2023.
(4)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $1.24 billion of loans and $1.01 billion of ABS issued associated with these investments at December 31, 2024. We consolidated $1.36 billion of loans and $1.09 billion of ABS issued associated with these investments at December 31, 2023.
(5)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $425 million of loans and $389 million of ABS issued associated with these investments at December 31, 2024. We consolidated $425 million of loans and $392 million of ABS issued associated with these investments at December 31, 2023.
(6)Represents our economic investment in consolidated Servicing Investment VIEs. At December 31, 2024, for GAAP purposes, we consolidated $262 million of servicing investments and $159 million of non-recourse securitization debt, as well as other assets and liabilities for these entities. At December 31, 2023, for GAAP purposes, we consolidated $257 million of servicing investments and $154 million of non-recourse securitization debt, as well as other assets and liabilities for these entities.
(7)At December 31, 2024 and December 31, 2023, represents HEI owned at Redwood of $257 million and $245 million, respectively and our retained economic investment in securities issued by consolidated HEI securitization entities of $47 million and $34 million, respectively.
The size of our Redwood Investments portfolio increased since December 31, 2023, as we actively deployed capital into new residential Sequoia securities and other residential securities investments. At December 31, 2024 and December 31, 2023, 77% and 80% of our Redwood Investments portfolio economic interests were organically created, respectively, and 23% and 20% were purchased from third parties, respectively. This was offset by a decrease in residential investor bridge loans, driven by repayments and negative fair value changes since December 31, 2023. Capital deployment activities into internally-sourced and third-party investments for the year ended December 31, 2024 totaled $113 million and represented the highest level of capital deployment since the third quarter of 2022. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
Investments Detail and Activity
This section presents additional details on our investments (both within our Redwood Investments segment and held at a corporate level) and their activity during the years ended December 31, 2024 and 2023.
Real Estate Securities Portfolio
The following table sets forth activity in our real estate securities portfolio for the year ended December 31, 2024, organized by investments organically created through our mortgage banking segments and acquired from third parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP. Additionally, this table includes securities held both in our Redwood Investments segment and our Sequoia Mortgage Banking segment.
Table 11 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

For the Year Ended December 31, 2024	Residential Consumer Organic		Residential Investor Organic	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$110,632	$210,429	$323,340	$274,174	$33,308	$17,165	$969,048
Acquisitions	10,655	219,702	104	—	—	224,127	454,588
Sales	—	(28,656)	—	—	—	(2,833)	(31,489)
Gains on sales and calls, net	—	—	—	—	—	255	255
Effect of principal payments (1)	(238)	(6,710)	(18,046)	(31,097)	—	(8,004)	(64,095)
Change in fair value, net	18,634	24,143	20,676	(1,312)	1,855	34,830	98,826
Ending Fair Value (2)	$139,683	$418,908	$326,074	$241,765	$35,163	$265,540	$1,427,133
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the year multiplied by the prior quarter ending price or acquisition price for that security.
(2)At December 31, 2024, $51 million of Sequoia Securities and $144 million of Other Third-Party Securities were used as hedges for our Sequoia Mortgage Banking operations, and were included in our Sequoia Mortgage Banking segment.

At December 31, 2024, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (97%), adjustable-rate assets (1%), hybrid assets that reset within the next year (<1%), and hybrid assets that reset between 12 and 36 months (2%).
We directly finance our holdings of real estate securities with a mix of non-marginable and marginable, recourse and non-recourse debt financing. At December 31, 2024, we had: CAFL securities with a fair value of $318 million that were financed with $268 million of non-marginable recourse debt through subordinate securities financing facilities; re-performing loan securities with a fair value of $242 million (including securities owned in consolidated securitization entities) that were financed with $146 million of non-recourse securitization debt (ABS issued); Sequoia securities we owned from consolidated and unconsolidated Sequoia securitization trusts with a fair value of $227 million that were financed with $184 million of non-recourse re-securitization debt (ABS issued); real estate securities with a fair value of $282 million (including securities owned in consolidated securitization entities) that were financed with $210 million of recourse debt incurred through repurchase facilities; and $60 million of securities that were financed using a recourse residential MSR warehouse facility. The remaining $298 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at December 31, 2024. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Credit Statistics of Real Estate Securities Owned at Redwood and in Consolidated Entities

December 31, 2024				Weighted Average Values (1)
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Gross Weighted Average Coupon	90 Day+ Delinquency	3-Month Prepayment Rate	Investment Thickness (2)
(Dollars in Thousands)
Sequoia securities on balance sheet	$48,462	$91,221	$139,396	4.7%	0.2%	12%	3%
Consolidated Sequoia securities	163,431	255,477	314,332	5.3%	0.1%	19%	3%
Total Sequoia Securities	211,893	346,698	453,728	5.1%	0.2%	17%	3%
Consolidated Freddie Mac SLST securities	17,334	224,431	421,007	4.5%	7.3%	5%	28%
Consolidated Freddie Mac K-Series securities	—	35,163	36,468	4.3%	—%	—%	8%
Multifamily securities on balance sheet	—	11,749	11,100	5.7%	—%	—%	—%
Total Multifamily Securities	—	46,912	47,568	5.6%	—%	—%	0.3%
Consolidated CAFL securities	13,855	312,219	411,800	5.4%	7.4%	9%	16%
Other third-party securities	144,046	109,745	126,755	5.8%	2.1%	15%	N/A
Total Securities(3)	$387,128	$1,040,005	$1,460,858
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
(3)At December 31, 2024, $51 million of Sequoia Securities and $144 million of Other Third-Party Securities were used as hedges for our Residential Mortgage Banking operations, and were included in our Sequoia Mortgage Banking segment.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. We currently target returns related to capital deployment opportunities between 15-20% for mortgage banking opportunities, 12-18% for organically retained securities and joint-venture co-investments, and 15-20% for opportunistic third-party investments.1 During 2024, our overall residential and Agency multifamily securities portfolio continued to demonstrate stable fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our RPL securities and Sequoia securities), many of our residential investments are supported by stable home price appreciation and borrower equity in the under
1 Target returns are based on management's market observations, estimates, and assumptions, including our assumptions regarding the use of leverage, credit losses, prepayment speeds, and market interest rates. Actual returns may differ due to these or other factors. See "Cautionary Statement" above within this Annual Report on Form 10-K for a review of risk factors that may impact our ability to realize our target returns.

lying homes. For the term loans underlying our consolidated CAFL securities, 90 day+ delinquencies increased steadily throughout 2024 but remained at an overall low level relative to modeled expectations.
With a weighted average quarter-end carrying value of 67 cents to each one dollar of face value, we estimate our securities portfolio had approximately $2.18 per common share of net discount to par at quarter end. We believe continued stable credit performance in our underlying securities portfolio, combined with firming of risk sentiment and a return to more normalized prepayment speeds, could contribute to our ability to realize potential upside in book value over time, reversing unrealized losses taken over the past few years that were largely driven by technical spread widening. See "Cautionary Statement" above within this MD&A for a review of risk factors that may impact our ability to realize this potential upside in book value.
Residential Investor Bridge Loans Held-for-Investment
The following table provides the activity of residential investor bridge loans held-for-investment during the years ended December 31, 2024 and 2023.
Table 13 – Residential Investor Bridge Loans Held-for-Investment - Activity

	Years Ended December 31,
(In Thousands)	2024	2023
Fair value at beginning of year	$2,068,323	$2,023,529
Acquisitions	15,677	—
Sales	(94,339)	(7,460)
Transfers between portfolios (1)	495,242	922,903
Consolidation of securitized CAFL bridge loans (2)	298,553	—
Transfers to REO	(11,085)	(93,797)
Principal repayments	(876,381)	(739,788)
Changes in fair value, net	(31,193)	(37,064)
Fair Value at End of Year	$1,864,797	$2,068,323
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
(2)In the fourth quarter of 2024, we completed our first CAFL securitization sponsored by our joint venture. This securitization involved loans contributed from our joint venture and by CoreVest. This securitization vehicle has been determined to be a VIE that we consolidate under GAAP as we are the primary beneficiary. For additional information on our principles of consolidation, see Note 15 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Our $1.86 billion of residential investor bridge loans held-for-investment at December 31, 2024, were comprised of first-lien, interest-only loans with a weighted average coupon of 9.34% and original maturities of 6 to 36 months. At origination, the weighted average FICO score of sponsors of these loan borrowers was 754 and the weighted average as-repaired LTV ratio of these loans was 66%. Overall repayment velocity on these loans was strong in year ended December 31, 2024 with principal repayments of $876 million.
At December 31, 2024, loans in this portfolio with an aggregate fair value of $122 million and an unpaid principal balance of $149 million, were greater than 90 days delinquent. Included in the 90 days delinquent balance are loans in foreclosure with an aggregate fair value of $69 million and an aggregate unpaid principal balance of $90 million. Additionally, REO associated with bridge loans decreased from $88 million at December 31, 2023, to $78 million at December 31, 2024, resulting from a decrease in fair value of $16 million, offset by transfers to REO of $11 million and the sale of five REO properties for $5 million during year ended December 31, 2024.
The fair value of residential investor bridge loans held-for-investment of $1.86 billion at December 31, 2024 declined from $2.07 billion at December 31, 2023. Changes in the value of these loans during the year ended December 31, 2024 primarily reflect principal repayments and reductions in the fair values for non-accrual bridge loans and certain modified bridge loans since the fourth quarter of 2023. For the year ended December 31, 2024, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $848 million. Of this balance, loans with reductions in contractual interest rates (including, in certain cases, deferrals of interest) had an aggregate unpaid principal balance of $663 million, and an aggregate fair value of $645 million at December 31, 2024. The modification terms on these loans involved conversions of the contractual interest rates on the loans from floating to fixed and/or deferrals of a portion of the stated pay rate to an extended date or to maturity. In 2024, modifications on these loans maintained a weighted average contractual interest rate of approximately 9.09%, of which 4.46% represented deferred interest.
For the year ended December 31, 2024, we modified four BFR loans with a total aggregate unpaid principal balance of $142 million and an aggregate fair value of $140 million, respectively, at December 31, 2024. These loans were a subset of the $848 million of modified loans and had previously been modified in 2024. The previous modifications on these loans amended the interest rate to a combination of current pay and deferred interest. Because they finance the construction of rental housing, many BFR projects do not generate net operating income until the later stages of the loan term. As such, BFR loans are sized to include allocations for interest expense. During the year ended December 31, 2024, the modifications on these loans amended the allocation of loan commitments between hard and soft costs, interest expense and other expenses, provided maturity extensions of 10 months on average (subject to mandatory partial repayments during the loan term), and established a hard lockbox and funding of interest reserves to cover debt service shortfalls.
While we continue to work proactively with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. In addition to the loan modifications described above, during 2024, we extended the loan covenant terms and/or extended the maturities on $402 million of loans (representing cumulative unpaid principal balance as of December 31, 2024). An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a routine asset management outcome for these loans, irrespective of market conditions. When we provide routine maturity extensions, our asset management function also seeks to increase the interest rate on these loans and/or charge a fee. In 2024, the average length of maturity extensions granted on residential investor bridge loans was four months.
We generally value delinquent residential investor loans at a dollar price that is informed by various market data, including the fair value of the collateral securing a loan, for which we typically receive third-party appraisals, as well as estimated sales costs. The amounts we may ultimately recover through the foreclosure of loans and the sale of the underlying collateral or through alternative strategies, such as through loan sales or discounted payoffs, could vary materially from our estimates and could have a material impact on our earnings in future periods.
We finance our residential investor bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable facilities, and non-recourse securitization debt. At December 31, 2024, we had $735 million of debt incurred through warehouse facilities, which was secured by residential investor bridge loans with a fair value of $1.06 billion; and $761 million of securitization debt secured by $823 million of residential investor bridge loans, $16 million of restricted cash and $59 million of other assets. At December 31, 2024, the unpaid principal balance of bridge loans financed was $1.91 billion, of which $448 million was financed with recourse, non-marginable facilities, $648 million was financed with non-recourse, non-marginable facilities, and $810 million was financed through non-recourse CAFL bridge securitizations.
The following table provides the composition of residential investor bridge loans held-for-investment by product type as of December 31, 2024 and 2023.
Table 14 – Residential Investor Bridge Loans Held-for-Investment - By Product/Strategy Type

(In Thousands)	December 31, 2024	December 31, 2023
BFR (1)	$290,097	$1,045,191
SAB (2)	761,558	128,434
Multifamily (3)	808,392	866,278
Other	4,750	28,420
Fair Value at End of Year	$1,864,797	$2,068,323
(1)Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(2)    Includes loans for light to moderate renovation of residential investor and small multifamily properties (generally less than 20 units).
(3)    Includes loans for predominantly light to moderate rehab projects on multifamily properties.
At December 31, 2024, the fair value of our total residential investor bridge loans held-for-investment and associated REO represented 97.1% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. The fair value of multifamily loans within this population ($762 million at December 31, 2024) and associated multifamily REO ($32 million at December 31, 2024), represented 93.9% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. As we have revised our underwriting practices to discontinue the active origination of large multi-family loans, we expect the exposure to multifamily loans and REO to decrease over time.
Home Equity Investments
The following table provides the activity of HEI held at our Redwood Investments segment during the years ended December 31, 2024 and 2023.
Table 15 – HEI at Redwood Investments Segment - Activity

Home Equity Investments(1)	Years Ended December 31,
(In Thousands)	2024	2023
Balance at beginning of year	$550,436	$403,462
New/additional investments	2,043	136,445
Settlements	(49,553)	(43,398)
Changes in fair value, net	86,687	53,927
Other	172	—
Balance at End of Year	$589,785	$550,436
(1)Our HEI presented in this table as of December 31, 2024, include $332 million of HEI owned in our consolidated HEI securitization entities and $257 million of HEI owned directly at Redwood.
We finance a portion of our HEI through a short-term warehouse facility. At December 31, 2024, there was $97 million of debt outstanding on this warehouse facility, secured by HEI with a fair value of $207 million.
Additional details on our HEI is included in Note 10 of our Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2024, positive investment fair value changes primarily have been the result of home price appreciation and prepayment speeds exceeding modeled assumptions over the first three quarters of 2024. In the fourth quarter of 2024, gains in the HEI portfolio were lower relative to prior quarters as home price appreciation slowed to levels more in line with modeled assumptions.
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
At December 31, 2024, our full-year dividend distributions exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
The tax basis in assets and liabilities at the REIT was $4.27 billion and $2.75 billion, respectively, at December 31, 2024. The GAAP basis in assets and liabilities at the REIT was $16.69 billion and $15.50 billion, respectively, at December 31, 2024. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.
Our 2024 common stock dividend distributions are expected to be characterized for federal income tax purposes as 6% ordinary dividend income (Section 199A), 44% qualified dividends, and 50% return of capital. Our 2024 Series A preferred stock dividend distributions are expected to be characterized for federal income tax purposes as 11% ordinary dividend income (Section 199A) and 89% qualified dividends. Under the federal income tax rules applicable to REITs, none of the 2024 dividend distributions, neither common nor Series A preferred, are expected to be characterized as capital gain dividend income. The income or loss generated at our

TRS does not directly affect the tax characterization of our 2024 dividends; however, a $45 million dividend paid from our TRS to our REIT in 2024 allowed a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the years ended December 31, 2024, 2023 and 2022 we recorded tax provisions of $19 million, $2 million and a tax benefit of $20 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments. The effective tax rate for GAAP income earned at our TRS in 2024 was approximately 28%.
At December 31, 2024, we reported net deferred tax assets of $27 million. Realization of our deferred tax assets ("DTAs") at December 31, 2024 is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2024, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. We closely analyze the realizability of our net deferred tax assets in whole and in part and evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
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
At December 31, 2024, our total capital was $2.08 billion, consisting of (i) $1.19 billion of equity capital, (ii) $880 million of convertible notes and other corporate debt on our consolidated balance sheets (including $124 million of exchangeable debt due in October 2025, $247 million of convertible debt due in 2027, $225 million outstanding under a corporate secured revolving financing facility due in 2026, $145 million of senior unsecured notes due in 2029, and $140 million of trust-preferred securities due in 2037), and (iii) $13 million of promissory notes.
At December 31, 2024, our unrestricted cash and cash equivalents were $245 million. In addition, our unencumbered assets of $325 million at December 31, 2024 represent assets that could be pledged on a secured financing basis to provide another source of liquidity, as needed. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" section below for additional information regarding these terms on our debt.
At December 31, 2024, in aggregate, we had $2.13 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $870 million was marginable and $1.26 billion was non-marginable.
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
Repurchase Authorization
Our Board of Directors has approved an authorization for the repurchase of up to $125 million of our common stock, up to $70 million of our preferred stock, and has also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. During the year ended December 31, 2024 we did not repurchase any shares of our common stock or preferred stock and repurchased $72 million of our convertible and exchangeable debt. At December 31, 2024, $101 million of the current authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock. Like investments we may make, any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above.
Cash Flows and Liquidity for the Year Ended December 31, 2024
Cash flows from our mortgage banking activities and our investments can be volatile from year to year depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
In 2024, cash flows used in operating activities increased by $3.84 billion from $2.02 billion in the year ended December 31, 2023 to $5.86 billion in the December 31, 2024, primarily due to the increase in residential consumer loan purchases and as well as an increase in originations of residential investor loans held for sale associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $5.84 billion of net cash outflows for 2024, compared to $1.98 billion of net cash outflows in 2023), cash flows from operating activities were negative $26 million for the year ended December 31, 2024 and negative $39 million for the year ended December 31, 2023.
Cash Flows from Investing Activities
In 2024, our net cash provided by investing activities was $2.54 billion and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Cash Flows from Financing Activities
In 2024, our net cash provided by financing activities was $3.27 billion. This primarily resulted from $3.14 billion of net borrowings under ABS issued (resulting from the issuance of twelve Sequoia securitizations, one residential investor bridge securitization, as well as a $205 million Sequoia re-securitization of certain consolidated and unconsolidated Sequoia securities, net of related issuance costs), and $233 million of net borrowings on debt obligations. During the year ending December 31, 2024, net cash provided from debt obligations included the issuance of senior notes, a corporate secured revolving financing facility, and the issuance of a recourse subordinate financing facility. During 2024, we repaid $107 million of our convertible notes at the maturity date and repaid and terminated three recourse subordinate financing facilities.

Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on our balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following December 31, 2024 include maturing short-term debt facilities and exchangeable debt, interest payments on debt and ABS issued, payments on operating leases, funding commitments for residential investor bridge and term loans and strategic investments (including our joint ventures), and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following December 31, 2024 include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge and term loans and strategic investments (including our joint ventures), and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).
At December 31, 2024, we had commitments to fund up to $397 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at December 31, 2024, we had $1.69 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $100 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At December 31, 2024, we had $26 million of contributed capital, net to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by CoreVest. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At December 31, 2024, we had $5 million of contributed capital to the joint venture.
For additional information on commitments and contingencies as of December 31, 2024 that could impact our liquidity and capital resources, see Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during 2024, extinguished others we deemed under-utilized, and have other such facilities with scheduled maturities during the next twelve months. While there is no assurance of our ability to renew our other facilities maturing in the next year, given current market conditions we expect to extend these in the normal course of business.
We expect to meet our obligations coming due in less than one year from December 31, 2024, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, cash generated from our operating activities, incremental borrowings under existing, new or amended financing arrangements, or through the issuance of equity or debt capital. As of December 31, 2024, we had approximately $325 million of unencumbered assets, and we currently estimate we could generate an incremental $200 million of capital organically through financing of these assets. Our unencumbered assets consist primarily of retained securities from our securitization activities and HEI. Additionally, we are actively engaged in seeking new financing lines and expanded financing capacity for both residential consumer loans and residential investor bridge loans.
See Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our debt obligations.
Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking operations while we aggregate the loans for sale or securitization.
At December 31, 2024, our residential consumer loan warehouse facilities total capacity was $2.18 billion of total capacity, with $1.22 billion of available capacity. These included non-marginable facilities with $700 million of total capacity and marginable facilities with $1.48 billion of total capacity. At December 31, 2024, our residential investor loan warehouse facilities total capacity was $2.33 billion, with $1.49 billion of available capacity. All of the residential investor financing facilities are non-marginable. We note that several of these facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our investment portfolio.
As discussed above, several of the facilities we use to finance our mortgage banking loan inventory are short-term in nature and will require renewals. Additionally, because several of our warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks. Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" that follows within this section.
Liquidity Needs for our Redwood Investments
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. Our ABS issued is non-recourse and represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets. Certain of our ABS issued, including that issued through our CAFL Bridge loan securitizations, HEI securitizations, and SLST re-securitization, are subject to optional redemptions and interest rate step-ups. If we choose not to redeem these securitizations, the interest rates will increase, reducing our net interest income. If we choose to redeem the securities, we will need to secure alternative sources of financing for these assets or utilize available cash. See Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our principles of consolidation and Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our asset-backed securities issued.
Additionally, we have non-recourse debt in the form of non-marginable warehouse facilities to finance a portion of our residential investor loan portfolio. While this debt is non-recourse to Redwood, it does have fixed terms with prepayment options that allows us to refinance this debt or ultimately repay it upon maturity. We also consolidate an entity in connection with our servicer advance investments, that was formed to finance servicing advances and for which we, through our control of an affiliated entity majority owned by Redwood (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, are the primary beneficiary. The servicer advance financing consists of non-recourse securitization debt, secured by servicer advances. This securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. In addition, our joint ventures have dedicated warehouse facilities. These warehouse facilities are obligations of the respective joint ventures, not of Redwood, and they are non-recourse to Redwood (except for customary expectations for fraud, acts of insolvency, or other "bad acts"). See Notes 11 and 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information regarding our residential investor bridge loan joint ventures.
The remainder of the debt we use to finance our investments is recourse debt, including our subordinate securities financing facility, residential investor financing facilities, MSR financing facility, securities repo borrowings and HEI warehouse facility. For securities we have financed, our subordinate securities financing facility is non-marginable and our repo debt facilities and MSR facility (which also finances certificated MSRs we classify as securities) are marginable. Our subordinate securities financing facility, residential investor financing facilities and HEI warehouse facility are non-marginable. Additionally, our subordinate securities financing facility is subject to optional redemptions and interest rate step-ups. If we choose not to redeem these borrowings, the interest rates will increase, reducing our net interest income. If we choose to redeem the securities, we will need to secure alternative sources of financing for these assets or utilize available cash.
Delinquencies on residential investor bridge loans that are financed through warehouse facilities increased during 2024, and have been and are expected to continue to be a required use of our liquidity to the extent the terms of the applicable warehouse facility apply reduced financing advance rates to these loans (“advance rate step-downs”) or these loans become ineligible for financing under the terms of the warehouse facility. Loans pledged on certain of our warehouse facilities while they are performing, that subsequently become delinquent, may become subject to advance rate step downs or repurchase requirements. In 2023 and 2024, we entered into two new warehouse facilities specifically for non-performing residential investor bridge loans and have added capacity for such loans on existing warehouse lines. While we may have the ability to finance delinquent loans on other facilities with capacity for these types of loans, the advance rates are generally lower and the interest rates are higher. Additionally, our liquidity may be impacted to the extent delinquencies on loans financed through CAFL bridge securitizations were elevated above established thresholds for an extended period, which could trigger adverse changes to certain structural terms of these transactions (such as terms relating to the amortization of the issued securities and the revolving availability of financing under these transactions).

We use a balanced combination of fixed and floating rate debt to finance our fixed and floating rate investments. To the extent interest rates remain elevated or increase further, certain fixed-rate term borrowings that mature in the coming quarters could have to be refinanced at higher interest rates, which could cause a reduction in net interest income. Further, our recourse subordinate securities financing facility has interest rate step-up provisions, under which if we do not repay the facilities by certain specified dates, the interest rates on that facility will increase.
At December 31, 2024, in addition to our ABS issued, our Redwood Investments portfolio was financed with $863 million of secured recourse debt, of which $269 million was marginable and $595 million was non-marginable, and $444 million of secured non-recourse debt that was non-marginable.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our Redwood Investments portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. Furthermore, during the first quarter of 2024, we entered into a corporate secured revolving financing facility to provide recourse debt financing secured by eligible collateral, which may include residential investor securities, residential consumer securities and other investments, as well as equity in certain operating subsidiaries. At December 31, 2024, this facility had a borrowing limit of $250 million and a two-year term, with a one-year extension option. We also characterize our corporate secured revolving financing facility as non-marginable, but it may be subject to margin calls or cash flow sweeps based on a decline in the market value of financed collateral in an aggregate amount that causes the effective advance rate associated with such financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents. See Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our unsecured debt obligations, net.
Risks Relating to Debt Incurred under Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer and investor loans and HEI (including those we acquire and/or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common or preferred stock or debt securities, including convertible debt. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and, with respect to recourse debt, guaranteed by Redwood Trust, Inc.
Residential Consumer and Investor Loans, MSRs, and HEI Warehouse Facilities. One source of our debt financing is secured borrowings under loan, MSR, and HEI warehouse facilities. Residential consumer loan warehouse facilities were in place with six different financial institution counterparties as of December 31, 2024. In addition, as of December 31, 2024, we had residential investor loan warehouse facilities secured by term loans and bridge loans. As of December 31, 2024, we also had in place one warehouse facility secured by MSRs and one warehouse facility secured by HEI. Under our residential consumer loan warehouse facilities, we had an aggregate borrowing limit of $2.18 billion at December 31, 2024, under our residential investor loan warehouse facilities we had an aggregate borrowing limit of $2.33 billion at December 31, 2024, under our MSR warehouse facility we had an aggregate borrowing limit of $75 million at December 31, 2024, and under our HEI warehouse facility we had an aggregate borrowing limit of $150 million at December 31, 2024. However, several of these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Financing for residential consumer or residential investor mortgage loans, MSRs, or HEI is obtained under these facilities by our transfer of mortgage loans, MSRs, or HEI to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans, MSRs, or HEI), and our covenant to reacquire those loans, MSRs, or HEI from the counterparty for the same amount plus a financing charge.
In order to obtain financing for a residential consumer or residential investor loan, MSR, or HEI under these facilities, the loan, MSR, or HEI must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, for example, that a loan is not in a delinquent or defaulted status (although certain loan financing facilities may allow a loan to continue to be financed if it becomes delinquent). In addition, under these warehouse facilities, residential consumer or residential investor loans can only be financed for a maximum period (i.e., a dwell time limit), which period may be limited to 364 days for certain warehouse facilities, and we may be subject to geographic concentration limits on real estate underlying loans or HEI being financed under the facility. We generally intend to repay the financing of a loan or HEI under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that asset, through the proceeds of other borrowings, or with other equity or debt capital.

Our warehouse facilities may be marginable or non-marginable. When we refer to non-marginable debt and marginable debt, we are referring to whether such debt is subject to market value-based margin calls on underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency or another credit event related to the mortgage loan or security being financed, a decline in the value of the underlying property securing the mortgage loan, as determined by an appraisal, broker price opinion, or similar third-party source, an extended dwell time (i.e., period of time financed using a particular financing facility) for certain types of mortgage loans, or a change in the interest rate of a specified reference security relative to a base interest rate amount. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the estimated value of the property securing the mortgage loan that is financed, or based on the occurrence of a triggering credit event impacting the financed collateral which is followed by a decline in the market value of the financed collateral (as determined by the lender). Many of our warehouse facilities are subject to netting or offset provisions with the lending counterparty, to the extent we have other financial arrangements in place with such counterparty (or an affiliate of such counterparty). For example, to the extent we become subject to a margin call under a warehouse agreement, the lender may offset amounts owed by the lender to us under an associated derivative contract (if any) in order to satisfy such margin call. See further discussion below under the heading “Margin Call Provisions Associated with Debt Facilities and Other Debt Financing.”
Because several of these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to residential consumer or residential investor loans or HEI that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans or HEI become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.
Under our residential consumer and residential investor loan, MSR, and HEI warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that, if breached or triggered, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain in excess of a specified amount. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy, bond, or obtain a stay of the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “Financial Covenants Associated with Debt Facilities and Other Debt Financing.”
These residential consumer and residential investor loan, MSR, and HEI warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
In addition to the residential consumer and residential investor loan, MSR, and HEI warehouse facilities described above, in the ordinary course of business we may seek to establish additional warehouse facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access short-term financing we need or we may fail to recover the full value of our mortgage loans financed.
Securities Repurchase Facility. Another source of debt financing is through securities repurchase facilities we have established with various different financial institution counterparties. Under these facilities we do not have an aggregate borrowing limit; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason. Financing for securities is obtained under these facilities by our transfer of securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the fair value of the transferred securities), and our covenant to reacquire those securities from the counterparty for the same amount plus a financing charge.
Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other sources of capital. While a security is financed under a securities repurchase facility, to the extent the market value of the security declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Debt Facilities and Other Debt Financing.”
At the end of the fixed period applicable to the financing of a security under a securities repurchase facility, if we intend to continue to obtain financing for that security we would typically request the same counterparty to renew the financing for an additional fixed period. If the same counterparty does not renew the financing, it may be difficult for us to obtain financing for that security under one of our other securities repurchase facilities, due to the fact that the financial institution counterparties to our securities repurchase facilities may only provide financing for securities that we purchased from them or one of their affiliates.
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
Under our securities repurchase facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms (including of the type described above under the heading “Residential Consumer and Residential Investor Warehouse Facilities”) that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “Residential Consumer and Investor Loans and HEI Warehouse Facilities”). Financial covenants included in our repurchase facilities are further described below under the heading “Financial Covenants Associated with Debt Facilities and Other Debt Financing.”
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
Servicer Advance Financing. In connection with our servicer advance investments, we consolidate an entity that was formed to finance servicing advances and for which we, through our control of an affiliated entity majority owned by Redwood (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, are the primary beneficiary. The servicer advance financing consists of non-recourse securitization debt, secured by servicer advances. We consolidate the securitization entity that issued the debt, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
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
Under this servicer advance financing, SA Buyer and the securitization entity, along with the servicer, make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in acceleration of all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. We do not have the direct ability to control the servicer’s compliance with such covenants and tests and the failure of SA Buyer, the securitization entity, or the servicer to satisfy any such covenants or tests could result in a partial or total loss on our investment. The financial covenants of SA Buyer included in this servicer advance financing are further described below under the heading “Financial Covenants Associated with Debt Facilities and Other Debt Financing.”
Subordinate Securities Financing Facility. Another source of debt financing is through a subordinate securities financing facility providing non-marginable recourse debt financing on a portfolio of subordinate securities. Financing for the securities was obtained under this facility by our transfer of securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the fair value of the transferred securities), and our covenant to reacquire those securities from the counterparty for the same amount plus a financing charge. This financing facility was fully and unconditionally guaranteed by Redwood. At December 31, 2024, we had borrowings under this facility totaling $268 million and the fair value of real estate securities pledged as collateral under this debt facility was $318 million and included securities retained from consolidated CAFL® securitization entities.
In addition to the subordinate securities financing facility described above, in the ordinary course of business we may seek to establish additional long-term securities repurchase facilities that may be of a similar or greater size and may have similar or more restrictive terms.
Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this facility we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and such facility being unavailable to use for future financing needs. In particular, outstanding amounts borrowed under this facility could become immediately due and payable if there is a failure to pay any amounts due under such facility, the failure to repurchase the securities by the final maturity date, or upon the insolvency of Redwood, as guarantor. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this subordinate securities financing facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
Corporate Secured Revolving Financing Facility. Another source of debt financing is through a corporate secured revolving facility providing non-marginable recourse debt financing secured by previously unencumbered assets, such as retained residential consumer and residential investor subordinate securities and other investments, as well as equity in certain operating subsidiaries. This financing facility is fully and unconditionally guaranteed by Redwood. This facility has a capacity of $250 million and a two-year term expiring in March 2026, with a one-year extension option. At December 31, 2024, we had borrowings under this facility totaling $225 million. Although we characterize this facility as non-marginable, we may be subject to margin calls or cash flow sweeps based on a decline in the market value of financed collateral in an aggregate amount that causes the effective advance rate associated with such financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents.
Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this facility we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and such facility being unavailable to use for future financing needs. In particular, outstanding amounts borrowed under this facility could become immediately due and payable if there is a failure to pay any amounts due under such facility, the failure to pay any amounts due in respect of other material indebtedness of Redwood, or upon the insolvency of Redwood, as guarantor. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this corporate secured revolving financing facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
Financial Covenants Associated With Debt Facilities and Other Debt Financing
Set forth below is a summary of the financial covenants associated with our debt facilities and other debt financing facilities.
•Residential Consumer and Residential Investor Loan, MSR, and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential consumer and residential investor loan and HEI warehouse facilities we have established and, as of December 31, 2024, were in place with several different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2024, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to stockholders’ equity or tangible net worth at Redwood.
•Securities Repurchase Facilities. As noted above, another source of our debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2024, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.
•Servicer Advance Financing. As noted above, servicer advance financing consists of non-recourse securitization debt, secured by servicing advances. Financial covenants associated with this financing facility are as follows and at December 31, 2024, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at SA Buyer.
•Maintenance of a minimum dollar amount of cash and cash equivalents at SA Buyer.
•Corporate Secured Revolving Financing Facility. As noted above, another source of our debt financing is through a corporate secured revolving financing facility. Financial covenants included in this facility is as follows and at December 31, 2024, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.
•Maintenance of a minimum ratio of consolidated adjusted tangible net worth at Redwood to outstanding under this facility.

As noted above, at December 31, 2024, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at December 31, 2024 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at December 31, 2024 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $4 billion in additional recourse indebtedness.
Margin Call Provisions Associated With Debt Facilities and Other Debt Financing
•Residential Consumer and Residential Investor Loan, MSR, and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential consumer and residential investor loan and HEI warehouse facilities we have established and, as of December 31, 2024, were in place with several different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2024, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:
•Under our marginable residential consumer loan warehouse facilities, if at any time the market value of any residential consumer loan financed under a facility declines (as determined by the creditor), then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential consumer loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under two of our residential consumer loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under two of our residential consumer loan warehouse facilities and our MSR financing facility, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor.
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
•Securities Repurchase Facilities. As noted above, another source of our debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2024, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:
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
•Corporate Secured Revolving Financing Facility. As noted above, another source of our debt financing is through a corporate secured revolving financing facility. This facility includes the margin call provisions described below and during the twelve months ended December 31, 2024, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility:
•If at any time the market value of financed collateral declines in an aggregate amount that causes the effective advance rate associated with the financing facility to exceed a specified threshold, based on market value determinations by Redwood and one or more third party valuation agents, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) in an amount sufficient to decrease the effective advance rate below the specified threshold. If we receive any such demand, we would generally be required to transfer the additional collateral within five business days. The value of additional collateral transferred to satisfy the margin call is determined by the creditor.

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
Assets and Liabilities Accounted for at Fair Value
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 5 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2024, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 5 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2023. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility. Below, we provide additional information regarding the critical accounting estimates for these assets and liabilities.
Consolidated Entities Accounted for under the Consolidated Financing Entities Election
We have elected to account for most of our consolidated securitization VIEs as collateralized financing entities and use the fair value of the liabilities issued by these entities (comprised of the ABS issued and the securities we retain in the entities, which we determined to be more observable) to determine the fair value of the assets held at these entities (generally residential consumer, residential investor and multifamily loans, and HEI). Significant inputs used to estimate the fair value of these liabilities include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in the Fair Value of Loans Held at Fair Value
We have elected the fair value option for our residential consumer loans, residential investor loans, and multifamily loans. As such, these loans are carried on our consolidated balance sheets at their fair value and changes in the fair values of these loans are recorded in Mortgage banking activities, net or Investment fair value changes, net on our consolidated statements of income (loss) in the period in which the valuation change occurs. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Securities
Our securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their fair values. In addition, we invest in securities of certain securitization entities that we are required to consolidate for GAAP reporting purposes and account for under the consolidated financing entity election, as previously described. For trading securities and collateralized financing entities, changes in fair values are recorded in Investment fair value changes, net on our consolidated statements of income (loss) in the period in which the valuation change occurs. For AFS securities, changes in fair value are generally recorded in Accumulated other comprehensive income in our consolidated balance sheets (as discussed further below). Periodic fluctuations in the values of our securities can be caused by changes in the discount rate assumptions used to value the securities, as well as actual and anticipated prepayments, delinquencies, losses and other factors on the loans underlying the securitizations in which we own securities. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.

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
Changes in Fair Values of HEI
HEI are carried on our consolidated balance sheets at their fair values, with changes in fair values recorded in our consolidated statements of income (loss) in Investment fair value changes, net. Periodic fluctuations in the values of our HEI can be caused by changes in the discount rate assumptions used to value HEI, changes in assumptions regarding future projected home values, changes in assumptions regarding future projected prepayment rates of residential mortgage loans, as well as changes in the rate and magnitude of defaults on the portfolio. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs (e.g., those requiring our own data or assumptions) that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
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
Changes in Values of Real Estate Owned ("REO")
REO property acquired through, or in lieu of, foreclosure is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated costs to sell). We generally obtain third-party valuations to assist in determining the initial fair value of REO properties, and will obtain updated valuations when we believe market conditions may have meaningfully changed. While third-party valuations offer strong support for estimated values, we may record REO property at different values if, for instance, we believe a property's value differs or if we are willing to sell the property at a lower price. Additionally, estimates of value may not prove to be accurate, and market conditions can also change rapidly, whereby estimated values could decline in subsequent periods. As such, changes in our estimates of the fair value of REO could have a material effect on our reported earnings and financial condition.
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
MARKET AND OTHER RISKS
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, inflation risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, under the caption "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" within this MD&A, and under the caption "Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report on Form 10-K.
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

Counterparties
We are also exposed to credit risk with respect to our business and lender counterparties. For example, counterparties we acquire loans from, lend to, or invest in, make representations and warranties and covenants to us, and may also indemnify us against certain losses. To the extent we have suffered a loss and are entitled to enforce those agreements to recover damages, if our counterparties are insolvent or unable or unwilling to comply with these agreements we would suffer a loss due to the credit risk associated with our counterparties. As an example, under borrowing facilities and certain swap and other derivative agreements, we sometimes transfer assets as collateral to our counterparties. To the extent a counterparty is not able to return this collateral to us if and when we are entitled to its return, we could suffer a loss due to the credit risk associated with that counterparty.
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
We invest in securities, residential consumer loans, residential investor loans, multifamily loans, and other mortgage- or housing-related assets, which all expose us to interest rate risk. Additionally, we acquire and originate residential consumer and residential investor loans and HEI using secured debt financing and we generally then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase or originate the loans or HEI with the intention of selling or securitizing them through to the future date when we ultimately sell or securitize them.
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
Prepayment Risk
Prepayment risks exist in many of the assets and liabilities on our consolidated balance sheets. In general, discount securities and loans benefit from faster prepayment rates on the underlying real estate loans while premium securities and loans (such as certain IOs we own), and mortgage servicing assets benefit from slower prepayments on the underlying loans. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “Changes in prepayment rates of mortgage loans or HEI, or payment amounts under HEI agreements, could reduce our earnings, dividends, cash flows, and access to liquidity.”
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
Inflation Risk
Virtually all of our consolidated assets and liabilities are financial in nature. Realized and expected inflation can have a material impact on interest rates, the economy, consumer behavior, the cost of building or rehabilitating residential properties, financial market conditions and other conditions which could lead to adverse changes to our financial instruments and can lead to lower returns on our investments than originally anticipated.

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
Some of the securities we acquire are funded with a combination of our capital and short-term debt facilities. For the securities we acquire with a combination of capital and debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.
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

Business, Operational, Regulatory, and Other Risks
In addition to the financial risks described above, we are subject to a variety of other risks in the ordinary conduct of our business, including risks related to our business and industry (such as economic, competitive, and strategic risks), operational risks (including fraud, cybersecurity and technology risks), risks related to legislative and regulatory compliance matters, and risks related to our REIT status and our status under the Investment Company Act of 1940, among others. The effective management of these risks is of critical importance to the overall success of our business. These risks are further discussed in Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.
Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2024. The table presents principal cash flows and related average interest rates for material interest rate sensitive assets and liabilities by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2024, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Year						December 31, 2024
(Dollars in Thousands)		2025	2026	2027	2028	2029	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets
Residential Consumer Loans - HFS(1)
Adjustable Rate	Principal	$172,722	$—	$—	$—	$—	$—	$172,722	$173,184
	Interest Rate	6.30%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	827,212	—	—	—	—	—	827,212	839,618
	Interest Rate	6.63%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	729	—	—	—	—	—	729	745
	Interest Rate	8.14%	N/A	N/A	N/A	N/A	N/A
Residential Consumer Loans - HFI at Sequoia
Adjustable Rate	Principal	86,657	73,690	62,921	53,523	42,446	170,251	489,488	477,123
	Interest Rate	5.46%	5.22%	5.42%	5.66%	5.78%	5.82%
Fixed Rate	Principal	585,278	543,764	506,366	473,714	444,616	6,307,060	8,860,798	8,342,431
	Interest Rate	5.36%	5.36%	5.36%	5.37%	5.37%	5.40%
Residential Consumer Loans - HFI at Freddie Mac SLST
Fixed Rate	Principal	116,162	113,379	105,862	98,888	92,310	987,831	1,514,432	1,244,722
	Interest Rate	3.99%	4.16%	4.15%	4.14%	4.13%	3.52%
Residential Investor Loans - HFS(1)
Fixed Rate	Principal	255,075	—	—	—	—	—	255,075	237,224
	Interest Rate	7.84%	N/A	N/A	N/A	N/A	N/A
Residential Investor Term Loans - HFI at CAFL
Fixed Rate	Principal	172,661	414,674	255,357	302,961	368,286	1,125,546	2,639,485	2,485,069
	Interest Rate	5.17%	5.17%	5.17%	5.17%	5.17%	5.17%
Residential Investor Bridge Loans - HFI at Redwood
Adjustable Rate	Principal	473,986	92,332	—	—	—	—	566,318	540,982
	Interest Rate	10.42%	10.23%	N/A	N/A	N/A	N/A
Fixed Rate	Principal	452,950	69,488	—	—	—	—	522,438	500,713
	Interest Rate	7.49%	8.09%	N/A	N/A	N/A	N/A
Residential Investor Bridge Loans - HFI at CAFL
Adjustable Rate	Principal	296,459	117,036	27,464	—	—	—	440,959	447,311
	Interest Rate	10.08%	8.62%	8.30%	N/A	N/A	N/A
Fixed Rate	Principal	322,957	46,369	—	—	—	—	369,326	375,792
	Interest Rate	9.95%	10.11%	N/A	N/A	N/A	N/A
Multifamily Loans - HFI at Freddie Mac K-Series
Fixed Rate	Principal	430,230	—	—	—	—	—	430,230	424,597
	Interest Rate	3.55%	—%	—%	—%	—%	—%

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Year						December 31, 2024
(Dollars in Thousands)		2025	2026	2027	2028	2029	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (continued)
Residential Senior Securities
Fixed Rate (2)	Principal	$—	$—	$—	$—	$—	$39,224	$39,224	$230,726
	Interest Rate	0.45%	0.44%	0.44%	0.44%	0.45%	0.45%
Residential Subordinate Securities
Fixed Rate	Principal	350	6,492	29,827	6,887	2,891	154,251	200,698	150,873
	Interest Rate	4.27%	4.25%	3.84%	3.57%	3.72%	3.72%
Hybrid	Principal	320	280	242	209	924	24,254	26,229	11,875
	Interest Rate	3.82%	3.31%	3.28%	3.66%	3.80%	3.80%
Multifamily Securities
Adjustable Rate	Principal	—	—	—	—	952	10,148	11,100	11,749
	Interest Rate	11.02%	9.73%	9.26%	9.32%	9.47%	9.47%
Interest Rate Sensitive Liabilities
Asset-Backed Securities Issued
Sequoia Entities
Adjustable Rate	Principal	98,732	80,907	65,309	52,540	40,140	120,686	458,314	447,299
	Interest Rate	5.00%	4.75%	4.95%	5.18%	5.28%	5.37%
Fixed Rate	Principal	999,041	869,094	934,064	655,743	570,858	4,733,041	8,761,841	8,137,778
	Interest Rate	4.93%	4.95%	4.91%	4.72%	4.70%	4.58%
Freddie Mac SLST Entities
Fixed Rate	Principal	102,802	119,767	165,029	443,719	392,112	—	1,223,429	1,154,288
	Interest Rate	3.72%	3.73%	3.73%	2.76%	1.04%	—%
Freddie Mac K-Series Entities
Fixed Rate	Principal	393,762	—	—	—	—	—	393,762	389,434
	Interest Rate	2.32%	—%	—%	—%	—%	—%
CAFL Entities (3)
Fixed Rate	Principal	260,097	464,280	285,875	299,329	506,197	1,181,651	2,997,429	2,931,979
	Interest Rate	4.27%	4.22%	4.02%	3.67%	3.17%	2.53%
HEI Entities
Fixed Rate	Principal	47,583	49,834	40,674	42,571	17,204	14,618	212,484	211,097
	Interest Rate	5.76%	5.63%	4.99%	4.42%	2.76%	0.81%

Debt Facilities and Other Financing	Principal	1,545,998	664,042	110,791	268,240	—	—	2,589,071	2,818,293
	Interest Rate	6.56%	7.52%	7.87%	7.54%	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Year						December 31, 2024
(Dollars in Thousands)		2025	2026	2027	2028	2029	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Liabilities (continued)

Corporate Debt	Principal	$136,433	$225,000	$247,170	$—	$145,000	$139,500	$893,103	$839,829
	Interest Rate	8.01%	8.40%	7.93%	8.10%	8.10%	7.10%
(1)    As we generally expect our loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2024.
(2)    The fair value of fixed-rate senior securities are primarily interest-only securities, for which there is no principal at December 31, 2024.
(3)    Our CAFL entities include four bridge loan securitizations with a cumulative outstanding ABS issued balance of $765 million at December 31, 2024. Two of the securitizations have revolving features that ended in 2024 and have final maturities in 2029, one has a revolving feature that ends in 2025 and has a final maturity in 2030, and one has one has a revolving feature that ends in 2027 and has a final maturity in 2031. While the table above presents the repayment of this debt in 2029, 2030, and 2031 upon the legal maturity dates, the ABS issued may be paid down earlier based on the actual paydown of collateral included in the securitization at the end of each securitization's respective revolving period.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-79 of this Annual Report on Form 10-K and incorporated herein by reference.
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
As of the end of our 2024 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was effective.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
The Company's Board of Directors (the "Board") has set May 22, 2025 as the date for the 2025 annual meeting of stockholders. The meeting will be held in-person at 8:30 a.m. (Pacific) in Mill Valley, California. Stockholders of record as of March 27, 2025 will be entitled to vote at that meeting.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Insider Trading Policy
The Company has adopted an insider trading policy applicable to its directors, officers and employees, governing the purchase, sale and other dispositions of the Company’s securities (the “Insider Trading Policy”). The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws and the listing standards of the New York Stock Exchange relating to insider trading. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. The Company also follows procedures for repurchase transactions of the Company's securities effected for the account of the Company, and does not transact in any of its own securities unless in compliance with U.S. securities laws.
The remaining information required by Item 10 is incorporated herein by reference to the definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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

4.6	Form of 9.00% Senior Notes due 2029 (included as Exhibit A to the Fifth Supplemental Indenture, incorporated by reference to the Registrant's Form 8-A, Exhibit 4.4, filed on June 18, 2024)

4.7	Form of 9.125% Senior Notes due 2030 (included as Exhibit A to the Sixth Supplemental Indenture, incorporated by reference to the Registrant's Form 8-A, Exhibit 4.6, filed on January 17, 2025)

4.8
Warrant Agreement, dated as of March 18, 2024, between Redwood Trust, Inc. and Canada Pension Plan Investment Board ("CPP Investments"), through its subsidiary CPP Credit Investments II Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on March 19, 2024)

4.9
Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

4.10
Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.11
Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.12
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

4.13
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.14
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.15
Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.16
Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.17
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.18
Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc., and Wilmington Trust, National Association, as Trustee, dated as of September 24, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 99.1, filed on September 25, 2019)

4.19
Indenture, dated June 9, 2022, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on June 9, 2022)

4.20
Fourth Supplemental Indenture, dated January 22, 2024, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Registrant's Form 8-A, Exhibit 4.2, filed on January 22, 2024)

Exhibit Number	Exhibit
4.21
Fifth Supplemental Indenture, dated June 18, 2024, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.4, filed on June 18, 2024)

4.22
Sixth Supplemental Indenture, dated January 17, 2025, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.6, filed on January 17, 2025)

9.1
Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2
Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

10.1*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (December 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 13, 2024)

10.2*
Form of Restricted Stock Unit Award Agreement (Cash-Settled) under 2014 Incentive Plan (December 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 13, 2024)

10.3*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (December 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 13, 2024)

10.4*	Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (December 2024 Form of Award Agreement) (filed herewith)

10.5*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (February 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on February 29, 2024)

10.6*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (December 2023 and February 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on February 29, 2024)

10.7*
Form of Cash Settled Restricted Stock Unit Award Agreement under 2014 Incentive Plan (December 2023 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.3, filed on February 29, 2024)

10.8*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2023 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 15, 2023)

10.9*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on March 1, 2023)

10.10*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on March 1, 2023)

10.11*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.3, filed on March 1, 2023)

10.12*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.4, filed on March 1, 2023)

10.13*
Form of Cash Settled Performance Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.5, filed on March 1, 2023)

10.14*	Second Amended and Restated 2014 Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 26, 2023)

Exhibit Number	Exhibit
10.15*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2021 Form of Award Agreement for Director Grants) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 7, 2021)

10.16*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on February 26, 2021)

10.17*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 18, 2020)

10.18*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 18, 2020)

10.19*
Form of Performance Award Agreement (Cash – Performance Vesting) under 2014 Incentive Plan (2020 Form) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 7, 2020)

10.20*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 21, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 24, 2024)

10.21*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.22*
First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.23*	Second Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 8, 2018)

10.24*

Third Amendment to Amended and Restated Executive Deferred Compensation Plan, effected as of August 25, 2022 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2022)

10.25*	Fourth Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2023)

10.26*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on May 9, 2019)

10.27*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on April 2, 2024)

10.28*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.29*

Ninth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Christopher J. Abate and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 7, 2024)

10.30*

Seventh Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Dashiell I. Robinson and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2024)

10.31*
Ninth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Andrew P. Stone and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.6, filed on August 7, 2024)

10.32*
Fourth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Brooke E. Carillo and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2024)

Exhibit Number	Exhibit
10.33*
Fourth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Sasha G. Macomber and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 7, 2024)

10.34*
Third Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Fred J. Matera and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 7, 2024)

10.35*	Redwood Trust, Inc. Change in Control Severance Plan, dated November 3, 2020 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 4, 2021)

10.36	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.37
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.38
Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.30, filed on February 28, 2018)

10.39
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.40
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.41
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.42
Third Amendment to Lease, effective as of January 22, 2020, between ARTIS HRA Inverness Point, LP (successor-in-interest to MG-Point, LLC), as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on March 2, 2020)

10.43
Fourth Amendment to Lease Agreement, dated as of April 20, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2020)

10.44
Fifth Amendment to Lease Agreement, dated as of July 23, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2020)

10.45

Sixth Amendment to Lease Agreement, dated as of December 4, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.7, filed on August 4, 2021)

10.46
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

10.49	Lease, between RCPI Landmark Properties, L.L.C. and CoreVest American Finance Lender, LLC, dated as of September 26, 2024 (filed herewith)

Exhibit Number	Exhibit
10.50
Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, JMP Securities LLC, Nomura Securities International, Inc. and Mischler Financial Group, Inc., dated March 4, 2022 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on March 7, 2022)

10.51
Amendment No. 1 to Distribution Agreement, dated as of August 15, 2023, by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, JMP Securities LLC, Nomura Securities International, Inc. and Mischler Financial Group, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.49, filed on February 29, 2024)

19.1	Redwood Trust, Inc. Insider Trading Policy (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 19.1, filed on February 29, 2024)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1*	Redwood Trust, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 97.1, filed on February 29, 2024)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2024 and 2023;

(ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2024, 2023, and 2022;

(iii) Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023, and 2022;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and

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

REDWOOD TRUST, INC.

Date: February 28, 2025	By:	/s/ CHRISTOPHER J. ABATE
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

Signature	Title	Date
/s/ CHRISTOPHER J. ABATE	Director and Chief Executive Officer	February 28, 2025
Christopher J. Abate	(Principal Executive Officer)

/s/ BROOKE E. CARILLO	Chief Financial Officer	February 28, 2025
Brooke E. Carillo	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREG H. KUBICEK	Director and Board Chair	February 28, 2025
Greg H. Kubicek

/s/ DONEENE K. DAMON	Director	February 28, 2025
Doneene K. Damon

/s/ ARMANDO FALCON	Director	February 28, 2025
Armando Falcon

/s/ DOUGLAS B. HANSEN	Director	February 28, 2025
Douglas B. Hansen

/s/ DEBORA D. HORVATH	Director	February 28, 2025
Debora D. Horvath

/s/ GEORGANNE C. PROCTOR	Director	February 28, 2025
Georganne C. Proctor

/s/ DASHIELL I. ROBINSON	Director and President	February 28, 2025
Dashiell I. Robinson

/s/ FAITH A. SCHWARTZ	Director	February 28, 2025
Faith A. Schwartz

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Fair value measurements of certain real estate securities and beneficial interests in consolidated securitization entities
As described further in Note 6 to the consolidated financial statements, the Company owns real estate securities and beneficial interests in consolidated securitization entities holding Residential Consumer loans, Residential Investor loans, multifamily loans and home equity investment contracts (“HEI”), which are measured at fair value on a recurring basis. The Company has elected to account for these consolidated securitization entities as Collateralized Financing Entities (“CFEs”) and has elected to measure the financial assets of its CFEs using the fair value of the financial liabilities issued by those entities, which management has determined to be more observable. The real estate securities and beneficial interests in consolidated securitization entities are priced by the Company utilizing market comparable pricing and discounted cash flow analysis techniques.
We identified the fair value measurements of certain real estate securities, as well as beneficial interests in consolidated securitization entities (specifically Sequoia and SLST securitization entities holding residential loans, consolidated CAFL securitization entities holding business purpose term loans, consolidated securitization entities holding HEI, consolidated Freddie Mac K-Series securitization entities holding multifamily loans) as a critical audit matter. The principal consideration for our determination that the fair value measurements of certain real estate securities, as well as beneficial interests in consolidated securitization entities is a critical audit matter is there is limited observable market data related to the determination of the fair value of these investments as they trade infrequently. Therefore, management makes significant judgments with respect to assumptions to determine fair value, which include, but are not limited to one or more of the following: the discount rate, prepayment rate, default rate, home price appreciation and loss severity. In addition, the fair value measurements of the investments are highly sensitive to changes in the significant inputs, assumptions, and underlying market conditions. Therefore, auditing the fair value of the investments required

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
subjective and complex auditor judgment, including the assistance of valuation specialists to evaluate the reasonableness of the significant assumptions used by the Company to determine its measurement of fair value of the investments.
Our audit procedures related to the fair value measurements of certain real estate securities, as well as beneficial interests in consolidated securitization entities included the following, among others:
•We tested the design and operating effectiveness of management’s review controls validating the applicable significant assumptions such as the discount rate, prepayment rate, default rate, home price appreciation and loss severity to determine fair value of real estate securities, as well as beneficial interests in consolidated securitization entities
•With the assistance of valuation specialists, we developed an independent estimate of fair value for a selection of real estate securities and beneficial interests and compared to management’s determined fair value measurement for reasonableness.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

San Francisco, California February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

San Francisco, California February 28, 2025

\

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2024	December 31, 2023
ASSETS (1)
Residential consumer loans, held-for-sale, at fair value	$1,013,547	$911,192
Residential consumer loans, held-for-investment, at fair value	10,064,276	6,139,445
Residential investor loans, held-for-sale, at fair value	237,224	180,250
Residential investor loans, held-for-investment, at fair value	4,349,866	5,040,048
Consolidated Agency multifamily loans, at fair value	424,597	425,285
Real estate securities, at fair value	405,223	127,797
Home equity investments, at fair value	589,785	550,436
Other investments	375,806	343,930
Cash and cash equivalents	245,165	293,104
Restricted cash	67,762	75,684
Derivative assets	46,003	14,212
Goodwill	23,373	23,373
Other assets	415,717	379,571
Total Assets	$18,258,344	$14,504,327

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued (includes $12,879,530 and $9,151,263 at fair value), net	$13,270,204	$9,811,880
Debt Obligations, net	3,462,880	3,239,123
Derivative liabilities	23,660	33,828
Accrued expenses and other liabilities	313,737	216,803
Total Liabilities	17,070,481	13,301,634
Commitments and Contingencies (see Note 18)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 132,519,579 and 131,485,661 issued and outstanding	1,325	1,315
Additional paid-in capital	2,504,029	2,487,848
Accumulated other comprehensive loss	(43,071)	(57,957)
Cumulative earnings	1,191,401	1,144,412
Cumulative distributions to stockholders	(2,532,769)	(2,439,873)
Total Equity	1,187,863	1,202,693
Total Liabilities and Equity	$18,258,344	$14,504,327
——————
(1)Our consolidated balance sheets include assets of VIEs that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2024 and 2023, assets of consolidated VIEs totaled $14,654,942 and $10,988,885, respectively. At December 31, 2024 and 2023, liabilities of consolidated VIEs totaled $13,620,239 and $10,096,308, respectively. See Note 15 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, except Share Data)	2024	2023	2022
Interest Income
Residential consumer loans	$485,332	$253,911	$250,502
Residential investor loans	351,881	382,316	362,481
Consolidated Agency multifamily loans	18,239	18,645	18,938
Real estate securities	49,694	21,550	37,708
Other interest income	40,018	48,040	38,225
Total interest income	945,164	724,462	707,854
Interest Expense
Asset-backed securities issued	(572,497)	(371,761)	(370,219)
Debt obligations	(270,059)	(259,758)	(182,181)
Total interest expense	(842,556)	(631,519)	(552,400)
Net Interest Income	102,608	92,943	155,454
Non-interest Income (Loss)
Mortgage banking activities, net	99,398	67,386	(13,659)
Investment fair value changes, net	(14,759)	(44,400)	(178,272)
HEI income, net	41,831	35,117	2,714
Other income, net	27,528	12,886	21,204
Realized gains, net	306	1,699	5,334
Total non-interest income (loss), net	154,304	72,688	(162,679)
General and administrative expenses	(136,393)	(128,295)	(140,908)
Portfolio management costs	(20,915)	(14,571)	(7,951)
Loan acquisition costs	(12,675)	(7,166)	(11,766)
Other expenses	(14,088)	(16,238)	(15,590)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	72,841	(639)	(183,440)
(Provision for) benefit from income taxes	(18,837)	(1,635)	19,920
Net Income (Loss)	$54,004	$(2,274)	$(163,520)
Dividends on preferred stock	(7,015)	(6,684)	—
Net Income (Loss) Available (Related) to Common Stockholders	$46,989	$(8,958)	$(163,520)

Basic earnings (loss) per common share	$0.32	$(0.11)	$(1.43)
Diluted earnings (loss) per common share	$0.32	$(0.11)	$(1.43)
Basic weighted average common shares outstanding	132,050,825	116,283,328	117,227,846
Diluted weighted average common shares outstanding	132,139,434	116,283,328	117,227,846

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Net Income (Loss)	$54,004	$(2,274)	$(163,520)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	12,345	6,230	(64,704)
Reclassification of unrealized (gain) loss on available-for-sale securities to net income (loss)	(1,597)	554	636
Reclassification of unrealized loss on interest rate agreements to net income (loss)	4,138	4,127	4,127
Total other comprehensive income (loss)	14,886	10,911	(59,941)
Comprehensive Income (Loss)	$68,890	$8,637	$(223,461)
Dividends on preferred stock	(7,015)	(6,684)	—
Comprehensive income (loss) available (related) to Common Stockholders	$61,875	$1,953	$(223,461)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net income	—	—	—	—	—	54,004	—	54,004
Other comprehensive income	—	—	—	—	14,886	—	—	14,886
Employee stock purchase and incentive plans	—	1,033,918	10	(4,561)	—	—	—	(4,551)
Non-cash equity award compensation and other	—	—	—	20,742	—	—	—	20,742
Preferred dividends declared ($2.50 per share)	—	—	—	—	—	(7,015)	—	(7,015)
Common dividends declared ($0.67 per share)	—	—	—	—	—	—	(92,896)	(92,896)
December 31, 2024	66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
For the Year Ended December 31, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net (loss)	—	—	—	—	—	(2,274)	—	(2,274)
Other comprehensive income	—	—	—	—	10,911	—	—	10,911
Issuance of common stock	—	16,845,939	168	123,709	—	—	—	123,877
Employee stock purchase and incentive plans	—	1,155,047	12	(4,768)	—	—	—	(4,756)
Non-cash equity award compensation and other	—	—	—	19,062	—	—	—	19,062
Share repurchases	66,948	—	—	—	—	—	—	66,948
Preferred dividends declared ($2.47917 per share)	—	—	—	—	—	(6,684)	—	(6,684)
Common dividends declared ($0.71 per share)	—	—	—	—	—	—	(88,376)	(88,376)
December 31, 2023	66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the Year Ended December 31, 2022

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2021	$—	114,892,309	$1,149	$2,316,799	$(8,927)	$1,316,890	$(2,239,824)	$1,386,087
Net loss	—	—	—	—	—	(163,520)	—	(163,520)
Other comprehensive loss	—	—	—	—	(59,941)	—	—	(59,941)
Issuance of common stock	—	5,232,869	52	67,424	—	—	—	67,476
Employee stock purchase and incentive plans and other	—	488,388	5	(1,893)	—	—	—	(1,888)
Non-cash equity award compensation and other	—	—	—	23,940	—	—	—	23,940
Share repurchases	—	(7,128,891)	(71)	(56,425)	—	—	—	(56,496)
Common dividends declared ($0.92 per share)	—	—	—	—	—	—	(111,673)	(111,673)
December 31, 2022	—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$54,004	$(2,274)	$(163,520)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	12,155	17,914	6,254
Depreciation and amortization of non-financial assets	11,916	14,854	15,922
Originations of held-for-sale loans	(1,577,336)	(774,633)	(1,077,262)
Purchases of held-for-sale loans	(7,107,623)	(2,046,299)	(3,841,952)
Proceeds from sales of held-for-sale loans	2,811,160	781,386	4,316,792
Principal payments on held-for-sale loans	112,132	52,097	196,464
Net settlements of derivatives	(74,432)	11,071	198,963
Non-cash equity award compensation expense and other	20,742	19,062	23,940
Market valuation adjustments	(108,422)	(35,814)	227,186
Realized gains, net	(307)	(1,699)	(5,334)
Net change in:
Accrued interest receivable and other assets	(40,708)	(41,156)	42,585
Accrued interest payable and accrued expenses and other liabilities	24,195	(10,334)	(79,178)
Net cash used in operating activities	(5,862,524)	(2,015,825)	(139,140)
Cash Flows From Investing Activities:
Originations of loan investments	(120,661)	(806,894)	(1,638,554)
Purchases of loan investments	—	—	(22,006)
Proceeds from sales of loan investments	94,339	45,663	2,280
Principal payments on loan investments	2,768,197	1,549,092	2,002,630
Purchases of real estate securities	(234,828)	(9,855)	(15,006)
Proceeds from sales of real estate securities	2,833	143,914	31,729
Principal payments on real estate securities	8,526	1,122	32,735
Repayments from servicer advance investments, net	357	55,777	70,589
Acquisition of Riverbend, net of cash acquired	—	—	(40,636)
Purchases of HEI	(2,043)	(108,054)	(248,218)
Repayments on HEI	49,553	42,961	42,744
Other investing activities, net	(27,874)	(5,006)	(4,401)
Net cash provided by investing activities	2,538,399	908,720	213,886

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)	Years Ended December 31,
	2024	2023	2022
Cash Flows From Financing Activities:
Proceeds from borrowings on debt obligations	10,021,863	3,705,168	6,996,581
Repayments on borrowings on debt obligations	(9,788,744)	(4,233,872)	(7,111,730)
Proceeds from issuance of asset-backed securities	5,311,810	2,465,515	1,420,289
Repayments on asset-backed securities issued	(2,153,596)	(872,710)	(1,453,511)
Debt issuance costs paid	(16,707)	(3,166)	(21,115)
Net proceeds from issuance of common stock	462	124,474	68,035
Net proceeds from issuance of preferred stock	—	66,948	—
Payments for repurchase of common stock	—	—	(56,496)
Taxes paid on equity award distributions	(5,013)	(5,353)	(2,447)
Dividends paid on common stock	(92,896)	(88,376)	(111,673)
Dividends paid on preferred stock	(7,015)	(5,199)	—
Other financing activities, net	(1,900)	(6,900)	(4,799)
Net cash provided by (used in) financing activities	3,268,264	1,146,529	(276,866)
Net (decrease) increase in cash and cash equivalents	(55,861)	39,424	(202,120)
Cash, cash equivalents and restricted cash at beginning of year (1)	368,788	329,364	531,484
Cash, cash equivalents and restricted cash at end of year (1)	$312,927	$368,788	$329,364
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$811,423	$603,316	$518,595
Taxes paid (refunded), net	4,057	(1,445)	4,936
Supplemental Noncash Information:
Retention of mortgage servicing rights from loan securitizations and sales	$1,276	$—	$4,543
Dividends declared but not paid on preferred stock	1,478	1,478	—
Transfers from loans held-for-sale to loans held-for-investment	5,702,565	2,789,507	2,949,262
Transfers from loans held-for-investment to loans held-for-sale	14,862	27,958	—
Transfers from residential loans to real estate owned	22,554	100,280	8,494
Consolidation of securitized CAFL bridge loans at issuance	287,605	—	—
Consolidation of CAFL bridge ABS	284,997	—	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	282	478	—
Reduction in operating lease liabilities due to lease modification	—	274	—
(1)    Cash, cash equivalents, and restricted cash at December 31, 2024 included cash and cash equivalents of $245 million and restricted cash of $68 million; at December 31, 2023 included cash and cash equivalents of $293 million and restricted cash of $76 million; and at December 31, 2022 included cash and cash equivalents of $259 million and restricted cash of $70 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination and investment activities have evolved to incorporate a diverse mix of residential consumer and residential investor housing credit assets. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, and Redwood Investments.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at December 31, 2024 and 2023, and results of operations for all periods presented.
In the fourth quarter of 2024, we updated the names of our segments: Residential Consumer Mortgage Banking to Sequoia Mortgage Banking, Residential Investor Mortgage Banking to CoreVest Mortgage Banking and our Investment Portfolio to Redwood Investments. There were no changes to the classifications of account balances as a result of these updates. All prior period references in this document were conformed to this presentation. Additionally in 2024, we combined the presentation of Short-term and Long-term debt within Debt obligations, net, as applicable. There was no impact to the consolidated financial statements as a result of this change and all prior periods in this document were conformed to this presentation.
In 2023, we changed the presentation of our Consolidated Statements of Income (Loss) to include a new line item "HEI income, net" to include all amounts related to our HEI investments that were previously presented within "Investment fair value changes, net." All applicable prior period amounts presented in this document were conformed to this new presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the entities where the Company has a controlling financial interest. The method for determining whether a controlling financial interest exists varies depending on whether the entity is a VIE.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and HEI, which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under residential consumer loans and residential investor loans on our consolidated balance sheets. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. See Note 16 for further discussion on ABS issued. The underlying HEI at the consolidated HEI securitization entities are shown under Home equity investments on our consolidated balance sheets and the associated fair value changes and interest expense associated with ABS issued are shown under HEI income, net on our consolidated statements of income (loss). See Note 10 for further discussion on HEI.
We also consolidate two partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain an 80% ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships. We account for the co-investors' interests as non-controlling interests, see Note 14 for further discussion.
See Note 15 for further discussion on principles of consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Note 3. Summary of Significant Accounting Policies
Significant Accounting Policies
Fair Value Measurements
Our consolidated financial statements include assets and liabilities that are measured at their fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date.
We develop fair values for financial assets or liabilities based on available inputs and pricing that is observed in the marketplace. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value.
 See Note 6 for further discussion on fair value measurements.
Fair Value Option
Under GAAP, we have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments where we have elected the fair value option are recorded in our consolidated statements of income (loss).
We elect the fair value option for certain residential consumer and investor loans, interest-only (“IO”) and certain subordinate securities, MSRs, servicer advance investments, HEI, and certain of our other investments. We generally elect the fair value option for residential consumer and investor loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term and for residential investor bridge loans due to their shorter duration. We elect the fair value option for our IO and certain subordinate

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3. Summary of Significant Accounting Policies - (continued)
securities, and MSRs, for which we may hedge market interest rate risk. In addition, we elect the fair value option for the assets and liabilities of our consolidated securitization entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 6 for further discussion on the fair value option.
Real Estate Loans
Residential Consumer Loans
We acquire residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization or transfer into our Redwood Investments portfolio.
Residential consumer loans held-for-sale include loans that we intend to sell to third parties, or including transfers to securitization entities that we plan to sponsor. We generally elect the fair value option for residential consumer loans that we purchase and the changes in fair value for these loans are recurring which are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
We record residential consumer loans held-for-investment at consolidated securitization entities at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Changes in fair value for these loans and related ABS are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.
See Note 7 for further discussion on residential consumer loans.
Residential Investor Loans
We originate and purchase residential investor loans, for subsequent securitization, sale, or transfer into our Redwood Investments portfolio. Residential investor loans are loans to investors in single-family and multifamily housing properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (which include loans with maturities that generally range from 12 to 36 months). Single-family loans are mortgage loans secured by residential real estate (primarily 1-4 unit) that the borrower owns as an investment property. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied residential investor or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed.
We classify residential investor loans as held-for-sale at fair value when we originate or purchase these loans with the intent to transfer the loans to securitization entities or sell the loans to third parties. Changes in fair value are recurring and reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
We classify residential investor loans as held-for-investment at fair value if we intend to hold these loans to maturity. Changes in fair value for these loans are recurring and are reported through our consolidated statements of income (loss) in Investment fair value changes, net.
In addition, we record residential investor loans held-for-investment at consolidated securitization entities at fair value in accordance with accounting guidance for CFEs, as described in the section above for residential consumer loans.
See Note 8 for further discussion on residential investor loans.
Interest Income
Interest income is accrued on our unsecuritized loans in the period the coupon interest is contractually earned until such time a loan is placed on non-accrual status. A loan is generally placed on non-accrual status when it is probable that all principal and interest due under the contractual terms will not be collected and a loan is past due more than 90 days. Income from non-accrual loans is generally recognized on a cash basis when it is received. At the time a loan is placed on non-accrual status, all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible or until such time the loan qualifies to be placed back on accrual status. Generally, a loan is placed back on accrual status when the loan becomes contractually current or the collection of past due and future payments is reasonably assured, either through reinstatement by the borrower or if there is sufficient estimated net equity in the underlying real estate property.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3. Summary of Significant Accounting Policies - (continued)
Coupon interest for our securitized loans is recognized as revenue based on amounts expected to be paid to the securities issued by the securitization entities.
Real Estate Securities, at Fair Value
Our securities primarily consist of mortgage-backed securities (“MBS”) collateralized by residential consumer, re-performing ("RPL") and multifamily mortgage loans. We classify our real estate securities as trading or available-for-sale securities.
Trading Securities
We primarily denote trading securities as those securities where we have adopted the fair value option. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of securities designated as trading securities are generally reported in Investment fair value changes, net on our consolidated statements of income (loss).
Available-for-Sale Securities
AFS securities are carried at their fair value with unrealized gains and losses excluded from earnings (except when an allowance for credit losses is recognized, as discussed below) and reported in Accumulated other comprehensive income (loss) (“AOCI”), a component of stockholders’ equity.
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
HEI
We invest in HEI from third-party originators and securities collateralized by third-party HEI. We also originate HEI ourselves through our Aspire platform, some or all of which are retained in our Redwood Investments portfolio. Each HEI provides the investor an option to purchase a percentage ownership interest in the underlying residential property upon the occurrence of specified events. The homeowner's obligations under the HEI are secured by the recording of a lien (typically junior liens) against the property in the form of a deed of trust or a mortgage. Our investments in HEI allow us to share in home price appreciation (or depreciation) of the associated property. We have elected to record these investments at fair value and report changes in their fair value in HEI income, net on our consolidated statements of income (loss).
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
December 31, 2024

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
Strategic Investments
We have made and may make additional strategic investments in companies through our RWT Horizons venture investment strategy or at a corporate level. These investments can take the form of equity or debt and often have conversion features. Depending on the terms of the investments, we may account for these investments under the fair value option, as non-marketable equity securities under the equity method of accounting or the measurement alternative for equity securities without readily determinable fair values.
Investments accounted for under the fair value option are carried at fair value with periodic changes in value recorded through Investment fair value changes, net on our consolidated statements of income (loss). For non-marketable securities, we utilize the equity method of accounting when we are able to exert significant influence over but do not control the activities of the investee. Under the equity method of accounting, we record our share of earnings or losses from equity-method investments and we assess our investments for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable. Income from equity-method investments is recorded in Other income, net on our consolidated statements of income (loss). Under the measurement alternative, the carrying value of our investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded as a component of Other income, net on our consolidated statements of income (loss).
See Note 11 for further discussion on our strategic investments.
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
See Note 6 for further discussion on excess MSRs.
MSRs
We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we acquired and subsequently transferred to third parties when the transfer meets the GAAP criteria for sale accounting, or through the direct acquisition of MSRs sold by third parties.
We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRs, and they are initially recognized and subsequently carried at their fair values. Servicing fee income from MSRs is recorded on a cash basis when received. Net servicing income and changes in the fair value of MSRs are reported in Other income, net on our consolidated statements of income (loss).
See Note 6 for further discussion on MSRs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3. Summary of Significant Accounting Policies - (continued)
Cash and Cash Equivalents
Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less and money market fund investments which are generally invested in U.S. government securities and are available to us on a daily basis. The Company maintains its cash and cash equivalents with major financial institutions. The Company monitors the financial stability of these financial institutions and believes it is not exposed to any significant credit risk in its cash and cash equivalents at these institutions.
Restricted Cash
Restricted cash primarily includes cash held at our consolidated Servicing Investment entities, and cash associated with our risk-sharing transactions with Fannie Mae and Freddie Mac ("the Agencies"), as well as cash collateral held at Servicing Investment entities, and cash held at consolidated Sequoia, HEI and CAFL Bridge and Term entities for the purpose of distribution to investors and reinvestment.
Derivative Financial Instruments
Derivative financial instruments we typically utilize include swaps, swaptions, financial futures contracts, and “To Be Announced” (“TBA”) contracts. These derivatives are primarily used to manage interest rate risk associated with our operations. In addition, we enter into certain residential loan purchase commitments (“LPCs”) and interest rate lock commitments ("IRLCs") that are treated as derivatives for financial reporting purposes. All derivative financial instruments are recorded at their fair value on our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets, and derivatives with negative fair values to us are reported as liabilities. We classify each derivative as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).
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
Cash flow activity related to the net settlements of derivatives are reflected within the operating activities section of the Company's consolidated statements of cash flows. Realized gains or losses on the Company's derivative financial instruments are included in the market valuation adjustment line item within the operating activities section of the consolidated statements of cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Loan Purchase Commitments
We use the term LPCs to refer to agreements with third-party residential loan originators to purchase residential loans at a future date that qualify as a derivative under GAAP. LPCs are recorded at their fair values on our consolidated balance sheets and changes in fair value are recurring and are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
Interest Rate Lock Commitments
IRLCs are agreements we have made with third-party borrowers for residential investor loans that will be originated and held for sale. IRLCs qualify as derivatives under GAAP and are recorded at their fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income (loss) in Mortgage banking activities, net.
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
Other Assets and Liabilities
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3. Summary of Significant Accounting Policies - (continued)
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
See Note 14 for further discussion on intangible assets.
Agency Risk-Sharing - Assets and Liabilities
We have entered into various risk-sharing arrangements with Fannie Mae and Freddie Mac. Under these arrangements, we committed to assume the first 1.00% or 2.25% (depending on the arrangement) of losses realized on reference pools of conforming residential mortgage loans that we acquired and then sold to the Agencies. As part of these risk-sharing arrangements, during the 10-year term of our first Fannie Mae arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans, and for our Freddie Mac and our subsequent Fannie Mae arrangements, the Agencies charged us a reduced guarantee fee for the reference loans we delivered to them in exchange for mortgage-backed securities, which we then sold.
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
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2024 and 2023, assets of such SPEs totaled $29 million and $28 million, respectively, and liabilities of such SPEs totaled $3 million and $6 million, respectively.
Real Estate Owned ("REO")
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
See Note 14 for further discussion on REO.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3. Summary of Significant Accounting Policies - (continued)
lease right-of-use assets are reduced by the difference between the lease expense (straight-lined over the lease term) and the theoretical interest expense amount (calculated using the incremental borrowing rate).
See Note 18 for further discussion on leases.
Payable to Non-Controlling Interests
Payable to non-controlling interests includes amounts payable to third parties, representing their interest in our consolidated Servicing Investment and HEI securitization entities.
See Note 10 and Note 11 for further discussion of HEI and Other investments, respectively, and Note 14 for further discussion on other assets and other liabilities.
Asset-Backed Securities Issued ("ABS")
ABS issued represents asset-backed securities issued through our consolidated securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets in these entities and make corresponding principal and interest payments to the ABS investors. In accordance with accounting guidance for CFEs, we account for the ABS issued under certain of our consolidated entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net or HEI income, net (for HEI securitizations) on our consolidated statements of income (loss).
See Note 16 for further discussion on ABS issued.
Debt Obligations
Debt obligations under our financing facilities are secured by real estate securities and carried at unpaid principal balance ("UPB") net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly. If the value of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us
Convertible notes include unsecured convertible and exchangeable debt that are carried at their UPB net of any unamortized deferred issuance costs. Interest on the notes is payable semiannually until such time the notes mature or are converted or exchanged into shares. If converted or exchanged by a holder, the holder of the notes would receive shares of our common stock.
Senior notes and trust preferred securities and subordinated notes are carried at their UPB net of any unamortized deferred issuance costs. This debt is unsecured and interest is paid quarterly until it is redeemed in whole or matures at a future date.
See Note 17 for further discussion on our debt obligations.
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
See Note 19 for further discussion on equity.
Earnings per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards. If the

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3. Summary of Significant Accounting Policies - (continued)
assumed conversion or exchange of convertible or exchangeable debt into common shares is dilutive, diluted EPS is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible or exchangeable debt to net income and adding the shares issued in an assumed conversion or exchange to the diluted weighted average share count. For our convertible debt issued in 2022, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
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
See Note 20 for further discussion on EPS.
Equity Compensation Plans
In 2023, our shareholders approved an amendment to the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which, among other things, increased the number of shares available under the Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units and cash-settled performance stock units), dividend equivalents, stock payments, restricted stock units, cash-settled restricted and deferred stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Deferred stock units, restricted stock units, and restricted stock awards (as well as cash-settled restricted and deferred stock units) have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is generally amortized over the vesting period on a straight-line basis. We have elected to account for forfeitures on employee equity-based awards, including cash-settled awards, as they occur.
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
See Note 21 for further discussion on equity compensation plans.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU requires enhanced disclosures primarily about significant segment expenses that are regularly provided to the chief operating decision maker. This new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance, as required, in the year ended 2024, which resulted in additional disclosures and did not have a material effect on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 3. Summary of Significant Accounting Policies - (continued)
See Note 4 for further discussion on Segment Information.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU requires incremental disclosures primarily related to the reconciliation of the statutory income tax rate to the effective income tax rate, as well as income taxes paid. This new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We anticipate that the new guidance will result in additional disclosures and plan to adopt this new guidance by the required date.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires additional disclosures on disaggregated information about certain income statement expense line items including employee compensation, depreciation, amortization and depletion. This new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect that this new guidance will result in additional disclosures in our consolidated financial statements and plan to adopt this new guidance by the required date.
The Company reviewed other recently issued ASUs and determined that they were not expected to have a significant impact on the Company's consolidated financial statements when adopted or did not have a significant impact on the Company's consolidated financial statements upon adoption.
Note 4. Segment Information
Redwood operates in three segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking and Redwood Investments. For a full description of our segments and factors used to determine each reportable segments, see Item 1—Business in this Annual Report on Form 10-K.
This segmentation aligns with the results of operations presented to our chief operating decision maker ("CODM") in reviewing the Company for performance assessment and resource allocation. We identify our CODM to be a group consisting of the Company's Chief Executive Officer, President and Chief Financial Officer.
Our CODM evaluates performance and allocates resources on each respective segment primarily based on segment net income (loss), also referred to as segment contribution, which is also used to assess the annual budget and forecasting process and to consider budget-to-actual variances when allocating capital and personnel to the segments throughout the year.
The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies in Note 3 of the Notes to Consolidated Financial Statements, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of our three segments. These unallocated corporate expenses are included in the Corporate/Other column as reconciling items to our consolidated financial statements and primarily include interest expense for our senior notes, convertible and exchangeable senior notes, and trust preferred securities, indirect general and administrative expenses and other expense. In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. All of our loans are accounted for under the fair value option and amounts transferred between segments are accounted for at fair value at the time of transfer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 4. Segment Information (continued)

The following tables present financial information by segment for the years ended December 31, 2024, 2023, and 2022.
Table 4.1 – Business Segment Financial Information

	Year Ended December 31, 2024
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Corporate/ Other	Total
Interest income	$97,860	$20,280	$823,939	$3,085	$945,164
Interest expense	(54,065)	(14,970)	(702,505)	(71,016)	(842,556)
Net interest income (expense)	43,795	5,310	121,434	(67,931)	102,608
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	82,202	36,701	—	—	118,903
Risk management derivatives (losses) gains, net (1)	(24,623)	5,118	—	—	(19,505)
Total Mortgage banking activities, net	57,579	41,819	—	—	99,398
Investment fair value changes, net, excluding risk management derivatives	—	—	(2,891)	(1,679)	(4,570)
Risk management derivatives (losses) gains, net (1)	—	—	(10,189)	—	(10,189)
Total Investment fair value changes, net	—	—	(13,080)	(1,679)	(14,759)
HEI income, net	—	—	41,831	—	41,831
Other income, net	—	10,930	17,674	(1,076)	27,528
Realized gains, net	—	—	565	(259)	306
Total non-interest income (loss), net	57,579	52,749	46,990	(3,014)	154,304
General and administrative expenses	(20,008)	(40,008)	(3,982)	(72,395)	(136,393)
Portfolio management costs	—	—	(20,750)	(165)	(20,915)
Loan acquisition costs	(3,860)	(8,563)	(244)	(8)	(12,675)
Other expenses	—	(9,413)	(4,675)	—	(14,088)
(Provision for) benefit from income taxes	(16,009)	2,219	(5,586)	539	(18,837)
Net Income (Loss) (2)	$61,497	$2,294	$133,187	$(142,974)	$54,004
Total Assets	$1,231,723	$334,529	$16,358,430	$333,662	$18,258,344
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Redwood Investments. For mortgage banking, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 4. Segment Information (continued)

	Year Ended December 31, 2023
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Corporate/ Other	Total
Interest income	$25,404	$15,896	$675,478	$7,684	$724,462
Interest expense	(24,114)	(13,078)	(536,527)	(57,800)	(631,519)
Net interest income (expense)	1,290	2,818	138,951	(50,116)	92,943
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	45,690	40,518	—	—	86,208
Risk management derivatives (losses) gains, net (1)	(17,908)	(914)	—	—	(18,822)
Total Mortgage banking activities, net	27,782	39,604	—	—	67,386
Investment fair value changes, net, excluding risk management derivatives	1,076	—	(41,003)	(2,994)	(42,921)
Risk management derivatives (losses) gains, net (1)	—	—	(1,479)	—	(1,479)
Total Investment fair value changes, net	1,076	—	(42,482)	(2,994)	(44,400)
HEI income, net	—	—	35,117	—	35,117
Other income, net	—	5,613	10,361	(3,088)	12,886
Realized gains, net	—	—	858	841	1,699
Total non-interest income (loss), net	28,858	45,217	3,854	(5,241)	72,688
General and administrative expenses	(17,171)	(44,547)	(5,638)	(60,939)	(128,295)
Portfolio management costs	—	—	(14,516)	(55)	(14,571)
Loan acquisition costs	(1,266)	(5,900)	—	—	(7,166)
Other expenses	—	(12,442)	(5,796)	2,000	(16,238)
(Provision for) Benefit from income taxes	(1,659)	2,279	(2,946)	691	(1,635)
Net Income (Loss) (2)	$10,052	$(12,575)	$113,909	$(113,660)	$(2,274)
Total Assets	$971,535	$293,225	$12,858,272	$381,295	$14,504,327
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Redwood Investments. For mortgage banking, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 4. Segment Information (continued)

	Year Ended December 31, 2022
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Corporate/ Other	Total
Interest income	$45,202	$28,674	$632,806	$1,172	$707,854
Interest expense	(32,735)	(18,041)	(450,360)	(51,264)	(552,400)
Net interest income (expense)	12,467	10,633	182,446	(50,092)	155,454
Non-interest (loss) income
Mortgage banking activities, net, excluding risk management derivatives	(121,995)	(49,108)	—	—	(171,103)
Risk management derivatives (losses) gains, net (1)	100,713	56,731	—	—	157,444
Total Mortgage banking activities, net	(21,282)	7,623	—	—	(13,659)
Investment fair value changes, net, excluding risk management derivatives	—	—	(221,316)	16,892	(204,424)
Risk management derivatives (losses) gains, net (1)	—	—	26,152	—	26,152
Total Investment fair value changes, net	—	—	(195,164)	16,892	(178,272)
HEI income, net	—	—	2,714	—	2,714
Other income, net	—	3,509	18,596	(901)	21,204
Realized gains, net	—	—	3,174	2,160	5,334
Total non-interest (loss) income, net	(21,282)	11,132	(170,680)	18,151	(162,679)
General and administrative expenses	(22,566)	(56,557)	(6,036)	(55,749)	(140,908)
Portfolio management costs	—	—	(7,951)	—	(7,951)
Loan acquisition costs	(3,085)	(8,681)	—	—	(11,766)
Other expense	74	(13,969)	(1,695)	—	(15,590)
Benefit from (provision for) income taxes	12,814	13,157	(6,051)	—	19,920
Net (Loss) (2)	$(21,578)	$(44,285)	$(9,967)	$(87,690)	$(163,520)
Total Assets	$660,916	$487,159	$11,489,844	$392,980	$13,030,899
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Redwood Investments. For mortgage banking, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 5. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the years ended December 31, 2024, 2023 and 2022.
Table 5.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$39,019	$42,976	$(131,675)
Trading securities (2)	41,173	(159)	4,249
Risk management derivatives (3)	(24,623)	(17,908)	100,713
Other income, net (4)	2,010	2,873	5,431
Total Sequoia mortgage banking activities, net	57,579	27,782	(21,282)

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value	11,692	16,500	(91,690)
Residential investor bridge loans, at fair value	3,767	5,704	2,679
Risk management derivatives (3)	5,118	(914)	56,731
Other income, net (4) (5)	21,242	18,314	39,903
Total CoreVest mortgage banking activities, net	41,819	39,604	7,623
Mortgage Banking Activities, Net	$99,398	$67,386	$(13,659)
(1)Includes changes in fair value for associated loan purchase commitments for residential consumer loans.
(2)Represents fair value changes on trading securities that are being used as hedges to manage the mark-to-market risks associated with our Sequoia mortgage banking operations.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 6. Fair Value of Financial Instruments
We estimate fair values for financial assets or liabilities based on available inputs observed in the marketplace as well as unobservable inputs. We primarily use two pricing valuation techniques: market comparable pricing and discounted cash flow analysis. Market comparable pricing is used to determine the fair value of certain instruments by incorporating known inputs and performance metrics, such as observed prepayment rates, delinquencies, severities, credit support, recent transaction prices, pending transactions, or prices of other similar instruments. Discounted cash flow analysis techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in an estimate of fair value. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value. We also consider counterparty credit quality and risk as part of our fair value assessments.
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
The following describes the valuation methodologies used for the financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. We generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires the determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table.
Residential Consumer loans, Residential Investor loans, Multifamily loans and HEI at consolidated securitization entities
We have elected to account for most of our consolidated securitization entities as CFEs in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans or HEI held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the fair value of our retained interests in the CFEs.
Residential Consumer Loans
Fair values for residential consumer loans are determined using models that incorporate various pricing inputs, including information derived from whole loan sales and securitizations that have occurred in the market. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed TBA prices and indexed swap rates. Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices and swap rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 6. Fair Value of Financial Instruments - (continued)
Residential Investor Loans
Fair values for residential investor loans are determined using models that incorporate various pricing inputs, including information derived from whole loan sales and securitizations that have occurred in the market. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed treasury rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates. Significant pricing inputs obtained from market whole loan transaction activity include indicative credit spreads to indexed treasury prices and swap rates or absolute yields. These assets would generally decrease in value based upon an increase in the credit spread or absolute yield, prepayment speed, or credit support assumptions. Prices for most of our residential investor bridge loans are determined using discounted cash flow modeling, which incorporates a primary significant unobservable input of market discount rates (incorporating indicative credit spreads where applicable). Cash flows for performing loans are generally based on contractual loan terms. Delinquent loans are generally valued at a dollar price that is informed by various market data inputs, including the fair value of the collateral securing the loan.
Real estate securities
Real estate securities include residential consumer, multifamily, and other mortgage-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis for these assets are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Securities priced using discounted cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate and loss severity.
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, interest rate futures, loan purchase and interest rate lock commitments, and forward sale commitments. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and interest rate futures are generally obtained using quoted prices from active markets. Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment. LPC, and IRLC fair values for residential consumer jumbo and residential investor term loans are estimated based on the fair values of the underlying loans (as described in "Residential consumer loans" and "Residential investor loans" above). In addition, fair values for LPCs and IRLCs are estimated based on the probability that the mortgage loan will be purchased or originated (the "Pull-through rate").
Servicer advance investments
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
HEI
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 6. Fair Value of Financial Instruments - (continued)
MSRs
MSRs include the rights to service jumbo residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Fair values are based on applying the inputs to generate the net present value of estimated future MSR income. These discounted cash flow models utilize certain significant unobservable inputs including market discount rates, assumed future prepayment rates of serviced loans, and the market cost of servicing.
Excess MSRs
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
Strategic Investments
Strategic investments are Level 3 financial instruments that we account for under the fair value option. These investments are in early-stage start-up companies and generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We initially record these investments at cost and adjust their fair value based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance.
ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia, Sequoia, CAFL and HEI securitization entities, as well as securities issued by certain third-party Freddie Mac K-Series and SLST securitization entities that we consolidate. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Fair values incorporate market indicators as well as other significant unobservable inputs to generate discounted cash flows. These cash flow models use significant unobservable inputs such as discount rate, prepayment rate, default rate, and loss severity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2024 and 2023, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2024	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$11,077,823	$—	$—	$11,077,823
Residential investor loans	4,587,090	—	—	4,587,090
Consolidated Agency multifamily loans	424,597	—	—	424,597
Real estate securities:
Trading	193,749	—	—	193,749
Available-for-sale	211,474	—	—	211,474
HEI	589,785	—	—	589,785
Other investments:
Servicer advance investments	233,820	—	—	233,820
Excess MSRs	32,274	—	—	32,274
MSRs	31,589	—	—	31,589
Strategic investments	3,460	—	—	3,460
Derivative assets	46,003	16,446	23,738	5,819
Total Assets	$17,431,664	$16,446	$23,738	$17,391,480

Liabilities
ABS issued	$12,879,530	$—	$—	$12,879,530
Derivative liabilities	23,660	23,164	—	496
Non-controlling interest	99,510	—	—	99,510
Total Liabilities	$13,002,700	$23,164	$—	$12,979,536

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
December 31, 2024

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	Real Estate Trading Securities	Real Estate AFS Securities	HEI	Servicer Advance Investments	Excess MSRs	MSRs/Strategic Investments/Other
(In Thousands)
Beginning balance - December 31, 2023	$7,050,637	$5,220,297	$425,285	$40,424	$87,373	$550,436	$225,345	$37,367	$28,070
Acquisitions	7,120,201	19,746	—	117,502	117,280	—	—	—	2,061
Originations	—	1,681,723	—	—	—	2,043	—	—	—
Sales	(1,667,513)	(1,236,441)	—	(2,833)	—	—	—	—	—
Principal paydowns	(1,458,762)	(1,412,926)	(8,638)	(673)	(7,835)	(49,553)	(357)	—	(141)
Consolidation of securitized CAFL bridge loans	—	298,553	—	—	—	—	—	—	—
Gains (losses) in net income (loss), net	36,147	37,035	7,950	39,329	2,360	86,687	8,832	(5,093)	5,159
Unrealized gains in OCI, net	—	—	—	—	12,296	—	—	—	—
Other settlements, net (1)	(2,887)	(20,897)	—	—	—	172	—	—	(100)
Ending balance - December 31, 2024	$11,077,823	$4,587,090	$424,597	$193,749	$211,474	$589,785	$233,820	$32,274	$35,049
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (2)	$(58,330)	$1,697	$7,682	$39,014	$12,345	$75,525	$8,832	$(5,093)	$6,693

	Assets	Liabilities
	Derivatives (3)	ABS Issued	Non-controlling interests
(In Thousands)
Beginning balance - December 31, 2023	$8,104	$9,151,263	$59,752
Acquisitions (4)	—	5,596,807	11,882
Sales	—	(1,544)	—
Principal paydowns	—	(1,878,771)	(315)
Gains (losses) in net income (loss), net	9,231	11,775	27,738
Other settlements, net (1)	(12,012)	—	453
Ending balance - December 31, 2024	$5,323	$12,879,530	$99,510
Change in unrealized gains or (losses) for the period included in earnings for liabilities held at the end of the reporting period (2)	$5,323	$288,862	$(27,738)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 6. Fair Value of Financial Instruments - (continued)
Footnotes to table 6.2
(1)Other settlements, net: for residential consumer and residential investor loans, represents the transfer of loans to REO; for HEI, represents the profit share fee we pay our third party originators for our purchased HEI portfolio; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and investor loans; and for mortgage servicing rights ("MSRs) and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.
(2)All changes in unrealized gains or (losses) are included in earnings with the exception of Real Estate AFS Securities, which are included in comprehensive income.
(3)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(4)Includes $285 million of ABS and $12 million of non-controlling interests associated with the consolidation of securitized CAFL bridge loans.

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value for the years ended December 31, 2024.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2024	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$11,077,823	Senior Credit Spread to TBA price (3)	$0.63	-	$1.25		$0.68
		Senior credit spread to Swap rate (3)	150	-	170	bps	151	bps
		Subordinate credit spread to Swap rate	185	-	600	bps	274	bps
		Senior credit support (3)	7	-	10%		7%
		IO discount rate (3)	28	-	28%		28%
		Liability price (4)	$34	-	$103		$94
Residential investor loans:
Residential investor term loans (4)	2,643,706	Whole loan spread (3)	243	-	243	bps	243	bps
		Liability price (4)	$91	-	$102		$94
Residential investor bridge loans (4)	1,943,384	Whole loan discount rate	9	-	12%		10%
		Whole loan spread	445	-	445	bps	445	bps
		Liability Price (4)	$100	-	$138		$122
		Dollar price of non-performing loans	$29	-	$100		$79
Consolidated agency multifamily loans(6)	424,597	Liability price (4)	$99	-	$99		$99
Trading and AFS securities	405,223	Discount rate	6	-	40%		12%
		Prepayment rate (Annual CPR)	—	-	27%		8%
		Default rate	—	-	10%		0.1%
		Loss severity	25	-	50%		24%
HEI	589,785	Discount rate	10	-	10%		10%
		Prepayment rate (Annual CPR)	1	-	20%		14%
		Home price appreciation (depreciation)	4	-	4%		4%
		Liability price (4)	$138	-	$191		$157
Servicer advance investments	233,820	Prepayment rate (Annual CPR)	12	-	30%		14%
		Expected remaining life (5)	5	-	5	yrs	5	yrs
		Mortgage servicing amount	1	-	58	bps	9	bps
Excess MSRs & MSRs	63,863	Discount rate	9	-	46%		14%
		Prepayment rate (Annual CPR)	2	-	48%		11%
Residential loan purchase commitments, net	5,272	Senior credit spread to TBA price (3)	$0.63	-	$1.25		$0.68
		Senior credit spread to Swap rate (3)	150	-	170	bps	151	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 6. Fair Value of Financial Instruments - (continued)

		Subordinate credit spread to Swap rate	185	-	600	bps	274	bps
		Senior credit support (3)	7	-	10%		7%
		IO discount rate (3)	28	-	28%		28%
		Pull-through rate	12	-	100%		73%
Strategic investments	3,460	Transaction price	$200	-	$1,000		$494
Other assets (8)	547
Total Assets	$17,391,480
December 31, 2024	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Liabilities
ABS issued (4)	$12,879,530	Discount rate	4	-	45%		7%
		Prepayment rate (annual CPR)	—	-	100%		3%
		Default rate	—	-	24%		5%
		Loss severity	—	-	50%		20%
Non-controlling interests (7)	99,510	Discount rate	13	-	20%		16%
Other liabilities (8)	496
Total Liabilities	$12,979,536
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
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At December 31, 2024, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, Freddie Mac SLST, and Freddie Mac K-Series was $419 million, $326 million, $242 million and $35 million, respectively. At December 31, 2024, the fair value of our securities in the two CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entities was $21 million and $47 million, respectively.
(5)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(6)Consolidated agency multifamily loans represent securitized financial assets and liabilities of the Company's CFEs.
(7)Of the total $123 million payable to non-controlling interests, $100 million is measured at fair value on a recurring basis.
(8)Represents less than 1% of the individual and aggregate amount of Level 3 assets and liabilities measured at fair value on a recurring basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 6. Fair Value of Financial Instruments - (continued)
Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair values of assets and liabilities that are not measured at fair value at December 31, 2024 and December 31, 2023.
Table 6.4 – Carrying Values and Fair Values of Assets and Liabilities

		December 31, 2024		December 31, 2023
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Cash and cash equivalents	1	$245,165	$245,165	$293,104	$293,104
Restricted cash	1	67,762	67,762	75,684	75,684

Liabilities
Debt obligation facilities and other financing	2	$2,818,292	$2,819,393	$2,596,582	$2,591,931
ABS issued, net	3	390,674	392,344	660,617	637,816
Convertible notes, net	2	365,739	365,455	503,728	488,341
Trust preferred securities and subordinated notes, net	3	138,860	93,465	138,813	92,070
Senior Notes	1	139,989	146,716	—	—
Guarantee obligations (1)	3	2,806	3,204	5,781	3,772
(1)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the year ended December 31, 2024, we elected the fair value option for $118 million of securities, $7.04 billion (principal balance) of residential consumer loans, and $1.72 billion (principal balance) of residential investor loans. Additionally, during the year ended December 31, 2024, we elected the fair value option for $2 million of HEI. For the year ended December 31, 2024, we elected the fair value option for $2 million, of MSRs/Strategic Investments/Other investments.
Nonrecurring Fair Values
We measure the fair value of certain assets and liabilities on a nonrecurring basis when events or changes in circumstances indicate that the carrying value may be impaired. Adjustments to fair value generally result from the write-down of asset values due to impairment. REO in Other Assets and Liabilities are classified as Level 3 in the fair value hierarchy based upon fair value determinations using appraisals, broker price opinions, comparable properties or other indications of value.
Refer to Note 14 for further information on our REO.
Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential consumer loans owned at Redwood, consolidated Sequoia and Freddie Mac SLST entities at December 31, 2024 and 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 7. Residential Consumer Loans - (continued)
Table 7.1 – Classifications and Carrying Values of Residential Consumer Loans

December 31, 2024			Freddie Mac
(In Thousands)	Redwood	Sequoia	SLST	Total
Held-for-sale at fair value	$1,013,547	$—	$—	$1,013,547
Held-for-investment at fair value	—	8,819,554	1,244,722	10,064,276
Total Residential Consumer Loans	$1,013,547	$8,819,554	$1,244,722	$11,077,823

December 31, 2023			Freddie Mac
(In Thousands)	Redwood	Sequoia	SLST	Total
Held-for-sale at fair value	$911,192	$—	$—	$911,192
Held-for-investment at fair value	—	4,780,203	1,359,242	6,139,445
Total Residential Consumer Loans	$911,192	$4,780,203	$1,359,242	$7,050,637
At December 31, 2024, we owned mortgage servicing rights associated with $1.0 billion (principal balance) of residential consumer loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at December 31, 2024 and 2023.
Table 7.2 – Characteristics of Residential Consumer Loans Held-for-Sale

(Dollars in Thousands)	December 31, 2024	December 31, 2023
UPB	$1,000,663	$916,877
Fair value of loans	$1,013,547	$911,192
Market value of loans pledged as collateral under short-term borrowing agreements	$1,005,926	$907,742
Weighted average coupon	6.56%	6.25%
At both December 31, 2024 and December 31, 2023, there were no residential consumer loans held-for-sale that were 90 days or more delinquent or in foreclosure.
The following table provides the activity of residential Consumer loans held-for-sale during the years ended December 31, 2024 and 2023.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Year Ended December 31,
(In Thousands)	2024	2023
Principal balance of loans acquired	$7,043,177	$2,101,161
Principal balance of loans sold	1,650,357	270,482
Principal balance of loans transferred from HFS to HFI	5,208,677	1,703,442
Net market valuation gains recorded (1)	29,448	20,560
(1)Net market valuation gains on residential Consumer loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income.
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by SEMT and Freddie Mac SLST securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 7. Residential Consumer Loans - (continued)
following tables summarize the characteristics of the residential consumer loans owned at consolidated SEMT and Freddie Mac SLST entities at December 31, 2024 and 2023.
Table 7.4 – Characteristics of Residential Consumer Loans Held-for-Investment

December 31, 2024	Sequoia	Freddie Mac
(Dollars in Thousands)		SLST
UPB	$9,350,286	$1,514,432
Average loan balance (UPB)	$842	$155
Fair value of loans (1)	$8,819,554	$1,244,722
Weighted average coupon	5.35%	4.49%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$19,480	$106,910
Average 90+ days delinquent balance (UPB)	$573	$172
Unpaid principal balance of loans in foreclosure	$10,493	$41,913
Average foreclosure balance (UPB)	$552	$185

December 31, 2023		Freddie Mac
(Dollars in Thousands)	Sequoia	SLST
UPB	$5,398,913	$1,614,974
Average loan balance (UPB)	$757	$157
Fair value of loans (1)	$4,780,203	$1,359,242
Weighted average coupon	4.15%	4.50%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$13,023	$132,307
Average 90+ days delinquent balance (UPB)	$482	$166
Unpaid principal balance of loans in foreclosure	$5,234	$47,654
Average foreclosure balance (UPB)	$436	$163
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
(3)For loans held at our consolidated SEMT and Freddie Mac SLST entities, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to the measurement alternative provided for collateralized financing entities, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of residential consumer loans held-for-investment at consolidated entities during the years ended December 31, 2024 and 2023.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment at Consolidated Entities

	Year Ended December 31, 2024		Year Ended December 31, 2023
		Freddie Mac		Freddie Mac
(In Thousands)	Sequoia	SLST	Sequoia	SLST
Principal balance of loans transferred from HFS to HFI (1)	$5,208,677	N/A	$1,703,442	N/A
Net market valuation gains (losses) recorded	(7,658)	(11,158)	106,380	11,132
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loan Characteristics
The following table presents the geographic concentration of residential consumer loans recorded on our consolidated balance sheets at December 31, 2024 and 2023.
Table 7.6 – Geographic Concentration of Residential Consumer Loans

	December 31, 2024
Geographic Concentration (by Principal Balance)	Held-for-Sale	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	26%	31%	14%
Washington	12%	8%	2%
Texas	8%	10%	3%
Colorado	6%	6%	1%
Florida	5%	7%	10%
Illinois	3%	2%	6%
New Jersey	2%	2%	7%
New York	1%	2%	11%
Maryland	—%	1%	5%
Other states (none greater than 5%)	37%	31%	41%
Total	100%	100%	100%

	December 31, 2023
Geographic Concentration (by Principal Balance)	Held-for-Sale	Held-for- Investment at Sequoia	Held-for-Investment at Freddie Mac SLST
California	25%	33%	14%
Washington	16%	7%	2%
Texas	8%	11%	3%
Florida	7%	5%	10%
Colorado	4%	7%	1%
New Jersey	2%	1%	7%
Illinois	2%	3%	5%
New York	1%	2%	11%
Maryland	1%	2%	5%
Other states (none greater than 5%)	34%	29%	42%
Total	100%	100%	100%
Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans (see Note 3 for a full description of these loans). The following table summarizes the classifications and carrying values of the residential investor loans owned at Redwood and at consolidated CAFL entities at December 31, 2024 and 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 8. Residential Investor Loans - (continued)

Table 8.1 – Classifications and Carrying Values of Residential Investor Loans

December 31, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$158,637	$—	$78,587	$—	$237,224
Held-for-investment at fair value	—	2,485,069	1,041,694	823,103	4,349,866
Total Residential Investor Loans	$158,637	$2,485,069	$1,120,281	$823,103	$4,587,090

December 31, 2023	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$144,359	$—	$35,891	$—	$180,250
Held-for-investment at fair value	—	2,971,725	1,305,727	762,596	5,040,048
Total Residential Investor Loans	$144,359	$2,971,725	$1,341,618	$762,596	$5,220,298
Nearly all of the outstanding residential investor term loans at December 31, 2024 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.
The outstanding residential investor bridge loans held-for-investment at December 31, 2024 were first-lien, interest-only loans with original maturities of six to 36 months and were comprised of 53% one-month SOFR-indexed adjustable-rate loans, and 47% fixed-rate loans.
At December 31, 2024, we had a $397 million in commitments to fund residential investor bridge loans. See Note 18 for additional information on these commitments.
During the year ended December 31, 2024, we sold $789 million, of residential investor bridge and term loans, net of $49 million of construction draws to our joint ventures. See Note 11 for additional information on these joint ventures.
The following table provides the activity of residential investor loans during the years ended December 31, 2024 and 2023.
Table 8.2 – Activity of Residential Investor Loans at Redwood

	Year Ended December 31, 2024		Year Ended December 31, 2023
(In Thousands)	Term at Redwood	Bridge at Redwood	Term at Redwood	Bridge at Redwood
Principal balance of loans originated	$720,537	$967,811	$525,130	$1,153,568
Principal balance of loans acquired	19,246	15,677	—	19,500
Principal balance of loans sold to third parties (1)	713,314	516,411	473,677	128,664
Transfers of loans between portfolios (2)	—	(290,159)	(278,751)	(641,194)
Consolidation of securitized CAFL bridge loans (3)	298,553	—	—	—
Mortgage banking activities income (loss) recorded (4)	11,692	3,767	16,500	5,704
Investment fair value changes recorded	(8,777)	(40,430)	(14,430)	(39,361)
(1)For the year ended December 31, 2024 the principal balance of loans sold to third parties is net of $49 million related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 11 for additional information on these joint ventures.
(2)Transfers of residential investor term loans between portfolios at Redwood represents the transfer of loans from held-for-sale to held-for-investment associated with consolidated CAFL term securitizations. Transfers of residential investor bridge loans at Redwood, represents the transfer of residential investor bridge loans from "Bridge at Redwood" to "Bridge at CAFL" resulting from their inclusion in one of our bridge loan securitizations, which generally have replenishment features for a set period of time from the closing date.
(3)In the fourth quarter of 2024, we completed our first CAFL securitization sponsored by our joint venture. This securitization involved loans contributed from our joint venture and by CoreVest. This securitization vehicle has been determined to be a VIE that we consolidate under GAAP as we are the primary beneficiary. See Note 15 for additional information on our principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 8. Residential Investor Loans - (continued)

(4)Represents net market valuation changes from the time a loan is originated to when it is sold, securitized or transferred to our Redwood Investments portfolio. See Table 5.1 for additional detail on Mortgage banking activities income.
Residential Investor Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying CoreVest term loans and bridge loans owned by these entities. For loans held at our consolidated CAFL Term entities and one CAFL Bridge entity, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). The net impact to our income statement associated with our economic investments in the CAFL Term entities is presented in Table 15.2. We did not elect to account for two of our CAFL Bridge securitizations under the collateralized financing entity guidelines but have elected to account for the loans in these securitization at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income (loss). The following table provides the activity of residential investor loans held-for-investment at CAFL during the years ended December 31, 2024 and 2023.
Table 8.3 – Activity of Residential Investor Loans Held-for-Investment at CAFL

	Year Ended December 31, 2024		Year Ended December 31, 2023
(In Thousands)	Term at CAFL	Bridge at CAFL	Term at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded(1)	$61,559	$6,198	$89,013	$(1,775)
Fair value of loans transferred to HFI	—	290,159	278,751	641,779
(1)Net market valuation gains (losses) on residential investor loans held-for-investment at CAFL are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For loans held at our consolidated CAFL Term and Bridge entities, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines. We did not elect to account for two of our CAFL Bridge securitizations under the CFE guidelines but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 8. Residential Investor Loans - (continued)

Residential Investor Loan Characteristics
The following tables summarize the characteristics of the residential investor loans owned at Redwood and at consolidated CAFL entities at December 31, 2024 and 2023.
Table 8.4 – Characteristics of Residential Investor Loans

December 31, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Unpaid principal balance	$177,618	$2,639,485	$1,166,213	$810,285
Average UPB of loans	$1,759	$3,084	$5,350	$1,605
Fair value of loans	$158,637	$2,485,069	$1,120,281	$823,103
Weighted average coupon	6.84%	5.35%	9.11%	9.76%
Weighted average remaining loan term (years)	9	4	1	1
Market value of loans pledged as collateral under debt facilities	$120,417	N/A	$1,070,327	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$33,065	$194,143	$129,229	$20,964
Average UPB of 90+ days delinquent loans (2)	$8,266	$3,734	$8,077	$1,233
Fair value of loans with 90+ day delinquencies (2)	$12,366	N/A	$102,321	N/A
Unpaid principal balance of loans in foreclosure (3)	$27,529	$24,648	$86,260	$3,663
Average UPB of loans in foreclosure (3)	$27,529	$2,465	$6,635	$916
Fair value of loans in foreclosure (3)	$8,500	N/A	$67,858	$3,715

December 31, 2023	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Unpaid principal balance	$152,213	$3,194,131	$1,360,957	$756,574
Average UPB of loans	$4,006	$3,028	$8,453	$2,162
Fair value of loans	$144,359	$2,971,725	$1,341,618	$762,596
Weighted average coupon	6.92%	5.34%	10.41%	10.82%
Weighted average remaining loan term (years)	7	5	1	1
Market value of loans pledged as collateral under debt facilities	$124,934	N/A	$1,298,198	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$28,263	$143,623	$96,934	$10,646
Average UPB of 90+ days delinquent loans (2)	$14,132	$3,192	$5,702	$1,774
Fair value of loans with 90+ day delinquencies (2)	$16,822	N/A	$86,137	N/A
Unpaid principal balance of loans in foreclosure (3)	$28,263	$15,708	$79,841	$3,931
Average UPB of loans in foreclosure (3)	$14,132	$2,244	$5,323	$1,310
Fair value of loans in foreclosure (3)	$16,822	N/A	$69,046	N/A
(1)The fair value of the loans held by consolidated CAFL Term and Bridge entities were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for CFEs.
(2)The number of loans 90+ days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 8. Residential Investor Loans - (continued)

The following table presents the unpaid principal balance of residential investor loans recorded on our consolidated balance sheets at December 31, 2024 by collateral/strategy type.
Table 8.5 – Residential Investor Loans Collateral/Strategy Type

December 31, 2024	Term at Redwood	Term at CAFL(1)	Bridge at Redwood	Bridge at CAFL(1)
(Dollars in Thousands)
Term
Single family rental	$100,411	$2,042,803	$—	$—
Multifamily	77,207	596,682	—	—
Bridge
Renovate / Build for Rent ("BFR")(2)	—	—	432,363	377,947
Single Asset Bridge ("SAB")(3)	—	—	78,631	283,186
Multifamily(4)	—	—	648,972	148,096
Third-Party Originated	—	—	6,247	1,056
Total Residential Investor Loans	$177,618	$2,639,485	$1,166,213	$810,285
(1)The fair value of the loans held by consolidated CAFL Term and Bridge entities were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(3)Includes loans for light to moderate renovation of residential investor and small multifamily properties (generally less than 20 units).
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
The fair value of residential investor bridge loans of $1.94 billion at December 31, 2024 declined from $2.10 billion at December 31, 2023. Changes in the value of these loans during the year ending December 31, 2024 primarily reflect principal repayments and reductions in the fair values for non-accrual bridge loans and certain modified bridge loans since the fourth quarter of 2023. For the year ending December 31, 2024, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $848 million. Of this balance, loans with reductions in contractual interest rates (including, in certain cases, deferrals of interest) had an aggregate unpaid principal balance of $663 million, and an aggregate fair value of $645 million at December 31, 2024. The modification terms on these loans involved conversions of the contractual interest rates on the loans from floating to fixed and/or deferrals of a portion of the stated pay rate to an extended date or to maturity. In 2024, modifications on these loans maintained a weighted average contractual interest rate of approximately 9.09%, of which 4.46% represented deferred interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 8. Residential Investor Loans - (continued)

In addition, for the year ending December 31, 2024, we modified four BFR loans with a total aggregate unpaid principal balance of $142 million and an aggregate fair value of $140 million at December 31, 2024. These loans were a subset of the $848 million of modified loans and had previously been modified in 2024. The previous modifications on these loans amended the interest rate to a combination of current pay and deferred interest. During the year ending December 31, 2024, the modifications on these loans amended the allocation of loan commitments between hard and soft costs, interest expense and other expenses, provided maturity extensions of 10 months on average (subject to mandatory partial repayments during the loan term), and established a hard lockbox and funding of interest reserves to cover debt service shortfalls.
Nonaccrual Loans
Interest income is accrued on loans in the period the coupon interest is contractually earned until such time a loan is placed on non-accrual status.
A loan is generally placed on non-accrual status when it is probable that all principal and interest due under the contractual terms will not be collected and a loan is past due more than 90 days. At the time a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis when it is received. A loan remains on non-accrual status until the loan balance is deemed collectible or until such time the loan qualifies to be placed back on accrual status. Generally, a loan is placed back on accrual status when the loan becomes contractually current or the collection of past due and future payments is reasonably assured either through reinstatement by the borrower, estimated net equity in the underlying real estate property or both.
At December 31, 2024 and December 31, 2023, residential investor loans with an aggregate unpaid principal balance of $151 million and $340 million, respectively, and an aggregate fair value of $104 million and $312 million, respectively, were on non-accrual status. Of this balance, loans with an aggregate unpaid principal balance of zero and $207 million were less than 90 days past due (including loans that were contractually current) as of December 31, 2024 and December 31, 2023, respectively.
The following table presents the geographic concentration of residential investor loans recorded on our consolidated balance sheets at December 31, 2024 and December 31, 2023.
Table 8.6 – Geographic Concentration of Residential Investor Loans

	December 31, 2024
Geographic Concentration (by Principal Balance)	Term at Redwood	Term at CAFL	Bridge at Redwood	Bridge at CAFL
Texas	18%	17%	3%	26%
New Jersey	10%	6%	7%	4%
California	6%	4%	5%	12%
Tennessee	4%	2%	3%	3%
Illinois	2%	6%	20%	6%
Alabama	2%	2%	7%	1%
Florida	1%	7%	9%	7%
New York	1%	7%	2%	2%
Ohio	1%	7%	—%	6%
Connecticut	—%	7%	—%	—%
Georgia	—%	6%	19%	7%
Other states (none greater than 5%)	55%	29%	25%	26%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 8. Residential Investor Loans - (continued)

	December 31, 2023
Geographic Concentration (by Principal Balance)	Term at Redwood	Term at CAFL	Bridge at Redwood	Bridge at CAFL
Florida	10%	7%	10%	7%
California	8%	4%	5%	8%
Texas	8%	16%	13%	22%
Georgia	5%	5%	18%	13%
New Jersey	4%	7%	6%	4%
Tennessee	2%	2%	3%	7%
Alabama	1%	3%	6%	3%
Connecticut	—%	8%	2%	2%
New York	—%	7%	2%	3%
Illinois	—%	5%	13%	6%
Other states (none greater than 5%)	62%	36%	22%	25%
Total	100%	100%	100%	100%
Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at December 31, 2024 and 2023.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2024	December 31, 2023
Trading	$193,749	$40,424
Available-for-sale	211,474	87,373
Total Real Estate Securities	$405,223	$127,797
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 9. Real Estate Securities - (continued)

AFS Securities
The following tables present the detail of our AFS securities, by position and collateral type, at December 31, 2024 and 2023.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$39,135	$31,250	$121,053	$191,438
Gross unrealized gains	230	668	25,733	26,631
Gross unrealized losses	—	(51)	(5,623)	(5,674)
Allowance for credit losses	—	—	(921)	(921)
Total Carrying Value	$39,365	$31,867	$140,242	$211,474

December 31, 2023
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$—	$—	$79,635	$79,635
Gross unrealized gains	—	—	16,973	16,973
Gross unrealized losses	—	—	(6,753)	(6,753)
Allowance for credit losses	—	—	(2,482)	(2,482)
Total Carrying Value	$—	$—	$87,373	$87,373

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$39,365	$28,948	$40,191	$108,504
Multifamily securities	—	2,919	8,830	11,749
Sequoia securities	—	—	91,221	91,221
Total Fair Value	$39,365	$31,867	$140,242	$211,474

December 31, 2023
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$—	$—	$3,971	$3,971
Multifamily securities	—	—	4,460	4,460
Sequoia securities	—	—	78,942	78,942
Total Fair Value	$—	$—	$87,373	$87,373
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. During the year ended December 31, 2024, we did not sell any AFS securities. During the year ended December 31, 2023, we realized gains of $2 million on sales of AFS securities. During the year ended December 31, 2024, we had $12 million of net unrealized gains on AFS securities.
During the years ended December 31, 2024, 2023 and 2022 we had accretion income on AFS securities of $2 million, $1 million, and $11 million, respectively.
At December 31, 2024, we had $49 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at December 31, 2024 and 2023.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
December 31, 2024	$30,351	$(391)	$19,817	$(5,283)
December 31, 2023	2,374	(128)	27,299	(6,625)
At December 31, 2024, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 90 AFS securities, of which 20 were in an unrealized loss position, including 11 in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2023, our consolidated balance sheet included 66 AFS securities, of which 21 were in an unrealized loss position including 19 that was in a continuous unrealized loss position for 12 consecutive months or longer.
Allowance for Credit Losses
Credit impairments on our available-for-sale securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position. At December 31, 2024 and 2023, our allowance for credit losses related to our AFS securities was $0.9 million and $2 million, respectively.
The following table details the activity related to the allowance for credit losses for AFS securities for the years ended December 31, 2024 and 2023.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Year Ended	Year Ended
(In Thousands)	December 31, 2024	December 31, 2023
Beginning balance allowance for credit losses	$2,482	$2,540
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	88	300
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(1,649)	(50)
Reduction to allowance for securities sold during the period	—	(308)
Ending balance of allowance for credit losses	$921	$2,482

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
We co-sponsored two HEI securitization entities that we consolidated in accordance with GAAP, and have elected to account for them under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of income.
The following table presents our HEI at December 31, 2024 and 2023.
Table 10.1 – Home Equity Investments

(In Thousands)	December 31, 2024	December 31, 2023
HEI at Redwood	$257,315	$244,719
HEI held at consolidated HEI securitization entities	332,470	305,717
Total Home Equity Investments	$589,785	$550,436
The following table details our HEI activity during the years ended December 31, 2024 and 2023.
Table 10.2 – Activity of HEI

	Year Ended December 31, 2024		Year Ended December 31, 2023
(In Thousands)	HEI at Redwood	Securitized HEI	HEI at Redwood	Securitized HEI
Fair value of HEI purchased and originated	$2,043	$—	$136,445	$—
Net market valuation gains (losses) recorded	28,739	57,948	30,750	23,177
The following table provides the components of HEI income, net for the years ended December 31, 2024, 2023 and 2022.
Table 10.3 – Components of HEI Income, net

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Net market valuation gains (losses) recorded on HEI at Redwood	$28,739	$30,750	$(201)
Net market valuation gains recorded on Securitized HEI	57,948	23,177	5,875
Net market valuation gains (losses) recorded on ABS Issued from HEI securitizations(1)	(21,686)	(11,020)	2,334
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(23,170)	(7,790)	(5,294)
Total HEI income, net	$41,831	$35,117	$2,714
(1)Amount includes interest expense associated with ABS issued, which totaled $12 million, $6 million and $5 million for 2024, 2023 and 2022, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 10. Home Equity Investments - (continued)
The following tables present the geographic concentration of HEI recorded on our consolidated balance sheets at December 31, 2024 and 2023.
Table 10.4 – Geographic Concentration of HEI

	December 31, 2024
Geographic Concentration (by Investment Amount)	HEI at Redwood	Securitized HEI
California	49%	47%
Florida	12%	7%
Washington	6%	7%
Colorado	6%	4%
Arizona	5%	6%
New York	4%	7%
Other states (none greater than 5%)	18%	22%
Total	100%	100%

	December 31, 2023
Geographic Concentration (by Investment Amount)	HEI at Redwood	Securitized HEI
California	48%	47%
Florida	12%	7%
Washington	6%	7%
Colorado	6%	4%
Arizona	5%	6%
New York	4%	7%
Other states (none greater than 5%)	19%	22%
Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 11. Other Investments
Other Investments at December 31, 2024 and 2023 are summarized in the following table.
Table 11.1 – Components of Other Investments

(In Thousands)	December 31, 2024	December 31, 2023
Servicer advance investments, at fair value	$233,820	$225,345
Strategic investments, at carrying value	74,663	53,147
Strategic investments, at fair value	3,460	2,960
Excess MSRs, at fair value	32,274	37,367
MSRs, at fair value	31,589	24,877
Other, at fair value	—	234
Total Other Investments	$375,806	$343,930
Income from Other Investments for years ended December 31, 2024, 2023 and 2022 is summarized in the following table.
Table 11.2 – Components of Income From Other Investments, net (1)

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Service Advance Investments:
Other interest income	$18,519	$20,597	$19,663
Investment fair value changes, net	8,833	11,863	(11,076)
Strategic Investments:
Other income, net (2)	(1,292)	(3,221)	(901)
Investment fair value changes, net (3)	(1,586)	(2,900)	12,800
Excess MSRs:
Other interest income	12,949	14,152	15,912
Investment fair value changes, net	(5,094)	(1,668)	(5,196)
MSRs:
Other income, net	14,415	7,033	14,879
Total Other Investments Income, Net	$46,744	$45,856	$46,081
(1)Market valuation gains (losses) on Other investments accounted for under the fair value option are recorded in Investment fair value changes, net. All other market valuation gains (losses) on Other investments are recorded in Other income, net.
(2)Represents net equity method earnings (losses) from our Strategic investments that are accounted for under the equity method.
(3)Includes Investment fair value changes related to our Strategic investments that are accounted for under the measurement alternative for equity securities without readily determinable fair values. For the year ended December 31, 2024, includes Investment fair value gains of $4 million and investment fair value losses of $5 million under the measurement alternative. For the year ended December 31, 2023, includes Investment fair value gains of $1 million and investment fair value losses of $3 million under the measurement alternative. For the year ended December 31, 2022, includes Investment fair value gains of $14 million under the measurement alternative.
We account for our Servicer advance investments, Excess MSRs and MSRs at fair value. Depending on the terms of the Strategic investments, we may account for these investments under the fair value option, as non-marketable equity securities under the equity method of accounting or the measurement alternative for equity securities without readily determinable fair values. See Note 3 for additional information on the accounting policies on these investments. Refer to Note 6 for further information on the inputs into the fair valuation of these components.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 11. Other Investments - (continued)

Strategic Investments
At December 31, 2024, we have investments in private companies, including investments through our RWT Horizons venture investment platform, with a total carrying value of $78 million.
In the second quarter of 2023, we established a joint venture with an institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. At December 31, 2024 and 2023, the carrying value of our investment in the joint venture was $3 million and $4 million, respectively. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. For the years ended December 31, 2024 and 2023, we recognized net equity method earnings of $0.3 million and $0.2 million, respectively, through Other income, net in our Consolidated statements of income.
In the first quarter of 2024, we established a joint venture with another institutional investment manager to invest in residential investor bridge and term loans originated by us. At December 31, 2024, the carrying value of our investment in the joint venture was $26 million. We account for our investment in the joint venture under the equity method of accounting as we have a minority non-controlling interest approximating 20% across both Redwood's direct equity capital contribution to this joint venture structure and joint venture co-investments to be held in Redwood's investment portfolio, but we are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. We recognized net equity method earnings of $1 million for the year ended December 31, 2024, through Other income, net in our Consolidated statements of income.
See Note 8 for further information on residential investor bridge loans sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 12. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2024 and 2023.
Table 12.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2024		December 31, 2023
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$—	$—	$1,742	$50,000
TBAs	—	—	952	385,000
Interest rate futures	16,446	712,500	—	—
Swaptions	23,738	8,245,000	—	—
Assets - Other Derivatives
LPCs and IRLCs	5,819	919,888	11,518	216,194
Total Assets (1)	$46,003	$9,877,388	$14,212	$651,194

Liabilities - Risk Management Derivatives
TBAs	$(16,249)	$1,350,000	$(27,020)	$1,405,000
Interest rate futures	(6,915)	830,500	(3,394)	141,500
Liabilities - Other Derivatives
Loan purchase commitments	(496)	157,985	(3,414)	430,983
Total Liabilities (1)	$(23,660)	$2,338,485	$(33,828)	$1,977,483
Total Derivative Financial Instruments, Net (1)	$22,343	$12,215,873	$(19,616)	$2,628,677
(1)     For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.
The following table presents the market valuation gains and losses on our derivatives for the years ended December 31, 2024 and 2023.
Table 12.2 – Market Valuation (Losses) Gains on Derivatives

	Year Ended	Year Ended
(In Thousands)	December 31, 2024	December 31, 2023
Risk Management Derivatives (1)	$(29,694)	$(20,303)
LPCs and IRLCs (2)	9,571	22,600
Market Valuation (Losses) Gains on Derivatives	$(20,123)	$2,297
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
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2024, we were party to swaps and swaptions with an aggregate notional amount of $8.25 billion, TBA agreements with an aggregate notional amount of $1.35 billion, and interest rate futures contracts with an aggregate notional amount of $1.54 billion. At December 31, 2023, we were party to swaptions with an aggregate notional amount of

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 12. Derivative Financial Instruments - (continued)

$50 million, TBA agreements with an aggregate notional amount of $1.79 billion, and interest rate futures contracts with an aggregate notional amount of $142 million
For the years ended December 31, 2024, 2023, and 2022, risk management derivatives had net market valuation losses of $30 million, net market valuation losses of $20 million, and net market valuation gains of $184 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income (loss).
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their fair values. For the years ended December 31, 2024, 2023, and 2022, LPCs and IRLCs had net market valuation gains of $10 million, net market valuation gains of $23 million, and net market valuation losses of $55 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $64 million and $68 million at December 31, 2024 and 2023, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes For both the years ended December 31, 2024 and 2023, we reclassified $4 million of realized net losses from Accumulated other comprehensive loss into Interest expense. As of December 31, 2024, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At December 31, 2024, we assessed this risk as remote and did not record a specific valuation adjustment. At December 31, 2024, we were in compliance with our derivative counterparty ISDA agreements.
Note 13. Offsetting Assets and Liabilities
Certain of our derivatives and loan warehouse facilities are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our consolidated balance sheets. However, we do not report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets.
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2024 and 2023.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 13. Offsetting Assets and Liabilities - (continued)
Table 13.1 - Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2024 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$23,738	$—	$23,738	$—	$(19,989)	$3,749
TBAs	—	—	—	—	—	—
Futures	16,446	—	16,446	(3,588)	—	12,858
Total Assets	$40,184	$—	$40,184	$(3,588)	$(19,989)	$16,607

Liabilities (2)
Interest rate agreements	$—	$—	$—	$—	$—	$—
TBAs	(16,249)	—	(16,249)	—	12,904	(3,345)
Futures	(6,915)	—	(6,915)	3,588	3,327	—
Loan warehouse facilities	(253,962)	—	(253,962)	253,962	—	—
Total Liabilities	$(277,126)	$—	$(277,126)	$257,550	$16,231	$(3,345)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2023 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$1,742	$—	$1,742	$—	$—	$1,742
TBAs	952	—	952	(952)	—	—
Total Assets	$2,694	$—	$2,694	$(952)	$—	$1,742

Liabilities (2)
TBAs	$(27,020)	$—	$(27,020)	$952	$25,484	$(584)
Futures	(3,394)	—	(3,394)	—	3,394	—
Loan warehouse facilities	(471,900)	—	(471,900)	471,900	—	—
Total Liabilities	$(502,314)	$—	$(502,314)	$472,852	$28,878	$(584)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 14. Other Assets and Liabilities
Other Assets
Other assets at December 31, 2024 and 2023 are summarized in the following table.
Table 14.1 – Components of Other Assets

(In Thousands)	December 31, 2024	December 31, 2023
Accrued interest receivable	$115,832	$69,072
Real estate owned	91,927	93,599
Investment receivable	69,793	67,302
Deferred tax asset	27,145	40,115
Margin receivable	28,313	33,414
Intangible assets	19,049	28,462
Operating lease right-of-use assets	9,167	12,532
Fixed assets and leasehold improvements (1)	4,674	7,829
Other	49,817	27,246
Total Other Assets	$415,717	$379,571
(1)Fixed assets and leasehold improvements had a basis of $17 million and accumulated depreciation of $12 million and $10 million at December 31, 2024 and 2023, respectively.
Real Estate Owned ("REO")
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Sequoia, Freddie Mac SLST, and CAFL entities during the years ended December 31, 2024 and 2023.
Table 14.2 – REO Activity

	Year Ended December 31, 2024
(In Thousands)	Bridge (1)	Sequoia	Freddie Mac SLST	Term at CAFL	Total
Balance at beginning of year	$87,757	$—	$3,158	$2,684	$93,599
Transfers to REO	11,085	—	2,887	8,582	22,554
Liquidations (2)	(4,953)	—	(3,557)	(4)	(8,514)
Changes in fair value, net (2)	(16,211)	—	499	—	(15,712)
Balance at End of Year	$77,678	$—	$2,987	$11,262	$91,927

	Year Ended December 31, 2023
(In Thousands)	Bridge (1)	Sequoia	Freddie Mac SLST	Term at CAFL	Total
Balance at beginning of year	$3,012	$544	$2,899	$—	$6,455
Transfers to REO	94,022	18	3,556	2,684	100,280
Liquidations (2)	(6,752)	(562)	(3,577)	—	(10,891)
Changes in fair value, net (2)	(2,525)	—	280	—	(2,245)
Balance at End of Year	$87,757	$—	$3,158	$2,684	$93,599
(1)Includes REO held at Redwood and within consolidated CAFL Bridge securitization entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 14. Other Assets and Liabilities - (continued)

(2)For the years ended December 31, 2024 and 2023, REO market valuation adjustments and liquidations resulted in net valuation losses of $16 million and $2 million, respectively, which were recorded in Investment fair value changes, net on our consolidated statements of income.
Intangible Assets
The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at December 31, 2024 and 2023.
Table 14.3 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2024	Carrying Value at December 31, 2024	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(37,635)	$18,665	7
Broker network	18,100	(18,100)	—	5
Non-compete agreements	11,400	(11,083)	317	3
Tradenames	4,400	(4,333)	67	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(75,551)	$19,049	6

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2023	Carrying Value at December 31, 2023	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(29,591)	$26,709	7
Broker network	18,100	(17,497)	603	5
Non-compete agreements	11,400	(10,450)	950	3
Tradenames	4,400	(4,200)	200	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(66,138)	$28,462	6
All of our intangible assets are amortized on a straight-line basis. For the years ended December 31, 2024 and 2023, we recorded intangible asset amortization expense of $9 million and $12 million, respectively. Estimated future amortization expense is summarized in the table below.
Table 14.4 – Intangible Asset Amortization Expense by Year

(In Thousands)	December 31, 2024
2025	$8,426
2026	6,694
2027	1,571
2028	1,571
2029	787
Total Future Intangible Asset Amortization	$19,049
On at least an annual basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at December 31, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 14. Other Assets and Liabilities - (continued)

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2024 and 2023 are summarized in the following table.
Table 14.5 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2024	December 31, 2023
Payable to non-controlling interests	$123,258	$81,177
Margin payable	20,340	350
Accrued interest payable	70,988	52,755
Accrued compensation	34,002	28,140
Operating lease liabilities	11,028	14,725
Accrued operating expenses	11,074	5,527
Current accounts payable	6,803	4,992
Unsettled trades	5,127	—
Guarantee obligations	2,806	5,781
Repurchase reserve	4,727	4,700
Bridge loan holdbacks (1)	2,148	2,059
Preferred stock dividends payable	1,478	1,478
Other	19,958	15,119
Total Accrued Expenses and Other Liabilities	$313,737	$216,803
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
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through December 31, 2024, we had met all margin calls due.
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
Operating lease liabilities are equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for our deferred rent liabilities. These balances are reduced as lease payments are made. See Note 18 for additional information on leases.
Legal and Repurchase Reserves
See Note 18 for additional information on repurchase reserves and loss contingencies regarding litigation, claims and demands.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 15 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at December 31, 2024, the carrying value of their interests was $24 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the years ended December 31, 2024, 2023, and 2022 we allocated $5 million of income, $6 million of income, and $2 million of income, respectively, to the co-investors, which were recorded in Other expenses on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 14. Other Assets and Liabilities - (continued)

Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 10 for a further discussion of the HEI securitizations. We account for the co-investors' interests in the HEI securitization entities as liabilities and at December 31, 2024, the carrying value of their interests was $83 million, representing the fair value of their economic interests in the beneficial interests issued by the HEI entities. During the years ended December 31, 2024, 2023 and 2022, the investors' share of earnings from their retained interests (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of income) were positive $23 million, positive $8 million, and positive $5 million, respectively, and were recorded through HEI Income, net on our consolidated statements of income (loss).
In 2024, we completed a CAFL securitization of bridge loans sponsored by our joint venture. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at December 31, 2024, the carrying value of their interest was $17 million, representing the fair value of their economic interest in the beneficial interest issued. During the year ended December 31, 2024, the joint venture's share of earnings from their retained interest (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of income) were positive $5 million and were recorded through Investment fair value changes, net on our consolidated statements of income (loss).
Accrued Compensation
Accrued compensation includes costs related to our cash-settled awards, bonuses, deferred compensation, vacation and commissions. Our cash-settled awards were granted to certain executive officers and non-executive employees. These awards will be payable in cash with a vested award value based on the closing market price of our common stock on their respective final vesting dates. These awards are classified as liabilities in Accrued expenses and other liabilities on our consolidated balance sheets, and are being amortized over their respective vesting periods on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period.
The following table presents our cash-settled awards by type of award at December 31, 2024.
Table 14.6 – Activities of Cash Settled Awards by Award Type

	Year Ended December 31, 2024
(In Thousands)	Cash-Settled Restricted Stock Units	Cash-Settled Deferred Stock Units	Cash-Settled Performance Stock Units	Total
Cash-settled award liability at December 31, 2023	$83	$3,590	$1,550	$5,223
Compensation expense	1,040	1,282	766	3,088
Cash-settled award vesting payout	(955)	(1,978)	—	(2,933)
Cash-settled award liability at December 31, 2024	$168	$2,894	$2,316	$5,378
Cash-Settled Restricted Stock Units ("csRSUs")
During the year ended December 31, 2024, $5 million of csRSUs were granted to certain executive officers that will vest over the next four years through 2028. On each vesting date over the four-year vesting period, cash in an amount equal to the value of the common stock underlying the csRSUs that vest on such vesting date will be distributed to the recipients. At December 31, 2024 the unamortized compensation cost of the csRSUs was $7 million.
Cash-Settled Deferred Stock Units ("csDSUs")
During the years ended December 31, 2022 and 2021, $3 million and $4 million of csDSUs, respectively, were granted to certain executive officers and non-executive employees that vest over four-year periods through 2026. At December 31, 2024 the unamortized compensation cost of the csDSUs was $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 14. Other Assets and Liabilities - (continued)

Cash Settled Performance Stock Units ("csPSUs")
During the year ended December 31, 2023, $6 million of csPSUs were granted to certain executive and non-executive employees which vest over approximately three years through January 1, 2026. The target number of csPSUs that were granted totaled 663,499 units based on a per unit grant-date fair value of $9.75. The equivalent number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of csPSUs granted, with the target number of csPSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. At December 31, 2024 the unamortized compensation cost of the csPSUs was $1 million.
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
Analysis of Consolidated VIEs
For certain of our consolidated VIEs, we have elected to account for the assets and liabilities of these entities pursuant to the measurement alternative available to CFEs. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests we own in the entity.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 15. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs at December 31, 2024 and 2023.
Table 15.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2024	Sequoia(2)	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$8,819,554	$—	$1,244,722	$—	$—	$—	$10,064,276
Residential investor loans, held-for-investment	—	3,308,172	—	—	—	—	3,308,172
Consolidated Agency multifamily loans	—	—	—	424,597	—	—	424,597
Real estate securities	79,285	—	—	—	—	—	79,285
Home equity investments	—	—	—	—	—	332,470	332,470
Other investments	—	—	—	—	262,353	—	262,353
Cash and cash equivalents	—	—	—	—	13,243	—	13,243
Restricted cash	248	22,385	—	—	—	8,403	31,036
Accrued interest receivable	43,503	19,998	4,510	1,245	2,078	—	71,334
Other assets	7	60,859	2,987	—	3,870	453	68,176
Total Assets	$8,942,597	$3,411,414	$1,252,219	$425,842	$281,544	$341,326	$14,654,942
Debt Obligations	$—	$—	$—	$—	$159,031	$—	$159,031
Accrued interest payable	37,191	9,410	4,062	1,119	359	—	52,141
Accrued expenses and other liabilities	103	28,672	—	—	27,167	82,921	138,863
Asset-backed securities issued	8,585,077	2,932,749	1,151,847	389,434	—	211,097	13,270,204
Total Liabilities	$8,622,371	$2,970,831	$1,155,909	$390,553	$186,557	$294,018	$13,620,239

Value of our investments in VIEs(1)	$313,833	$438,590	$95,863	$35,163	$94,987	$47,308	$1,025,744
Number of VIEs	54	21	3	1	3	2	84

December 31, 2023	Sequoia	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$4,780,203	$—	$1,359,242	$—	$—	$—	$6,139,445
Residential investor loans, held-for-investment	—	3,734,321	—	—	—	—	3,734,321
Consolidated Agency multifamily loans	—	—	—	425,285	—	—	425,285
Home equity investments	—	—	—	—	—	305,717	305,717
Other investments	—	—	—	—	257,489	—	257,489
Cash and cash equivalents	—	—	—	—	9,482	—	9,482
Restricted cash	163	33,921	—	—	—	10,821	44,905
Accrued interest receivable	20,029	20,806	4,821	1,320	822	—	47,798
Other assets	—	14,886	3,158	—	6,337	62	24,443
Total Assets	$4,800,395	$3,803,934	$1,367,221	$426,605	$274,130	$316,600	$10,988,885
Debt Obligations	$—	$—	$—	$—	$153,653	$—	$153,653
Accrued interest payable	16,293	11,537	4,496	1,190	416	—	33,932
Accrued expenses and other liabilities	—	2,734	—	—	34,357	59,752	96,843
Asset-backed securities issued	4,568,660	3,362,978	1,265,777	391,977	—	222,488	9,811,880
Total Liabilities	$4,584,953	$3,377,249	$1,270,273	$393,167	$188,426	$282,240	$10,096,308

Value of our investments in VIEs(1)	$211,638	$424,136	$96,623	$33,308	$85,704	$34,361	$885,770
Number of VIEs	42	21	3	1	3	2	72

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 15. Principles of Consolidation - (continued)
Footnotes to table 15.1
(1)The value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At December 31, 2024 and December 31, 2023, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election was $326 million and $323 million, respectively, and the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $29 million and $22 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. At December 31, 2024 and December 31, 2023, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $242 million and $274 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.
(2)Additionally, the ABS from a Sequoia re-securitization completed during the third quarter of 2024 are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at December 31, 2024). At December 31, 2024, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $418 million, with the difference in value of our investments in these VIEs reflected in the table above representing $79 million of consolidated Sequoia securities in the Sequoia re-securitization and $184 million of ABS issued at fair value.
Unconsolidated VIEs with Continuing Involvement
We have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of December 31, 2024, and accounted for these transfers as sales for financial reporting purposes, in accordance with GAAP. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.
The following table presents additional information at December 31, 2024 and 2023, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 15.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2024	December 31, 2023
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$36,811	$31,690
Subordinate securities, classified as AFS	91,221	78,942
Mortgage servicing rights	12,556	10,885
Maximum loss exposure (1)	$140,588	$121,517
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
Note 16. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 15 for additional detail), with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at December 31, 2024 and 2023 along with other selected information, are summarized in the following table.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 16. Asset-Backed Securities Issued - (continued)
Table 16.1 – Asset-Backed Securities Issued

	December 31, 2024
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$9,220,157	$8,585,077	2.66% to 8.52%	2028-2063	54
CAFL	2,752,657	2,687,977	2.76% to 7.89%	2027-2033	19
Freddie Mac SLST	1,075,249	1,005,945	3.50%	2028-2029	2
Freddie Mac K-Series	393,762	389,434	3.41%	2025	1
HEI	212,484	211,097	3.96% to 6.71%	2052-2053	2
ABS Issued at Fair Value	$13,654,309	$12,879,530
CAFL	244,772	244,772	2.31% to 4.38%	2029	2
Freddie Mac SLST	148,180	145,902	7.50%	2059	1
ABS Issued at Amortized Cost	$392,952	$390,674
Total ABS Issued	$14,047,261	$13,270,204

	December 31, 2023
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$5,151,646	$4,568,660	2.67% to 6.66%	2024-2053	42
CAFL	2,987,825	2,879,913	2.69% to 7.89%	2027-2033	19
Freddie Mac SLST	1,147,111	1,088,225	3.50%	2028-2029	2
Freddie Mac K-Series	402,400	391,977	3.55%	2025	1
HEI	233,131	222,488	3.86% to 6.70%	2052-2053	2
ABS Issued at Fair Value	$9,922,113	$9,151,263
CAFL	485,000	483,065	2.34% to 4.36%	2029	2
Freddie Mac SLST	181,546	177,552	7.50%	2059	1
ABS Issued at Amortized Cost	$666,546	$660,617
Total ABS Issued	$10,588,659	$9,811,880
During the fourth quarter of 2024, we consolidated the assets and liabilities of an entity formed in connection with the financing of residential investor bridge loans (presented within CAFL in table 15.1 above) and sponsored by our joint venture. We determined the entity was a VIE for which we determined we are the primary beneficiary. At issuance, we recognized $300 million of loans and other assets and $297 million of ABS issued and other liabilities and acquired a $3 million beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of income. At December 31, 2024, the principal balance of the ABS issued was $285 million, and the net carrying value was $286 million. The weighted average stated coupon of the ABS issued was 7.13% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2027 and beginning in June 2027, the interest rate on the ABS issued increases by 1.5% through final maturity in November 2031. The ABS issued by this securitization were collateralized by $293 million of residential investor bridge loans, $11 million of restricted cash and $6 million of other assets at December 31, 2024. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through November 2026), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 16. Asset-Backed Securities Issued - (continued)
During the third quarter of 2024, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $205 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income (loss) in Investment fair value changes, net. The stated coupon of the ABS issued was approximately 8.5% at issuance, increasing by 3.0% after the payment date occurring in July 2026. The ABS issued are subject to an optional redemption beginning in July 2025 and have a final stated maturity in December 2054. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At December 31, 2024, the collateral for the Sequoia re-securitization trust included $79 million of Sequoia securities we owned from unconsolidated Sequoia securitization trusts as well as $148 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 16.1 above at December 31, 2024. See Note 15 for further information regarding our Principles of consolidation on this trust.
During the fourth quarter of 2023, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest residential investor bridge loans (presented within CAFL in Table 15.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $231 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interests in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of income. At December 31, 2024, the principal balance of the ABS issued was $231 million, and the net carrying value was $234 million. The weighted average stated coupon of the ABS issued was 7.89% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in December 2025, and beginning in July 2026, the interest rate on the ABS issued increases by 1.5% through final maturity in December 2030. The ABS issued by this securitization were collateralized by $229 million of residential investor bridge loans, $4 million of restricted cash and $25 million of other assets at December 31, 2024. The securitization is structured with $250 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through December 2025), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
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
During the fourth quarter of 2023, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $184 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2024, the principal balance of the ABS issued was $148 million and the unamortized debt discount and deferred issuance costs totaled $2 million, for a net carrying value of $146 million. The stated coupon of the ABS issued was 7.50% at issuance and the final stated maturity occurs in July 2059. The ABS issued are subject to an optional redemption through November 2025, at which time, if the redemption right has not been exercised, the ABS interest rate steps up to 10.50%.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At December 31, 2024, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 15 for detail on the carrying value components of the collateral for ABS issued and outstanding.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
At December 31, 2024, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants.
The following tables summarize our debt obligations at December 31, 2024 and 2023.
Table 17.1 – Debt Obligations, Net

	December 31, 2024
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value(4)	Facility Capacity	Weighted Average Interest Rate(1)	Final Stated Maturity	Carrying Value of Collateral
Short-Term Facilities:
Residential consumer loan warehouse facilities	7	$956,010	$956,010	$2,175,000	6.24%	3/2025-10/2025	$1,005,926
Residential investor loan warehouse facilities	2	223,975	223,876	800,000	7.31%	6/2025-7/2025	300,843
Real estate securities repurchase facilities	6	210,352	210,352	—	5.81%	1/2025-3/2025	281,997
Residential MSR warehouse facility	1	58,164	58,164	75,000	7.65%	10/2025	91,506
HEI warehouse facility	1	97,497	97,497	150,000	9.00%	12/2025	207,097

Recourse Subordinate Securities Financing:
CAFL securities (3)	1	268,240	267,140	N/A	7.54%	9/2028	318,106

Long-Term Facilities:
Residential investor loan warehouse facilities	5	615,036	613,129	1,530,000	7.83%	5/2026-4/2027	889,901
Servicer advance financing	1	159,798	159,031	200,000	6.32%	12/2026	233,820

Corporate Debt:
Promissory notes (2) (3)	3	12,859	12,859	—	7.06%	N/A	—
Corporate Secured Revolving Financing Facility	1	225,000	220,234	250,000	9.50%	3/2026	372,396
5.75% exchangeable senior notes (3)	1	123,574	123,087	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	247,170	242,652	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,860	N/A	7.10%	1/2037, 7/2037	N/A
9.125% Senior Notes (3)	1	60,000	57,877	N/A	9.13%	3/2029	N/A
9.0% Senior Notes (3)	1	85,000	82,112	N/A	9.00%	9/2029	N/A
Total Debt Obligations		$3,482,175	$3,462,880				$3,701,592

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 17. Debt Obligations, net - (continued)

	December 31, 2023
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value(4)	Facility Capacity	Weighted Average Interest Rate(1)	Final Stated Maturity	Carrying Value of Collateral
Short-Term Facilities:
Residential consumer loan warehouse facilities	4	$796,537	$796,537	$1,150,000	7.27%	2/2024-12/2024	$907,742
Residential investor loan warehouse facilities	2	71,851	71,719	455,000	8.14%	5/2024-6/2024	95,225
Real estate securities repurchase facilities	3	82,622	82,622	—	7.01%	1/2024-3/2024	122,110
Residential MSR warehouse facility	1	47,858	47,858	50,000	8.60%	10/2024	76,560
HEI warehouse facility	1	122,659	122,659	150,000	9.89%	8/2024	237,973
Servicer advance financing	1	154,369	153,653	240,000	7.71%	12/2024	225,345

Recourse Subordinate Securities Financings:
Sequoia securities (3)	1	124,552	124,552	N/A	7.21%	9/2024	175,096
CAFL securities 1 (3)	1	101,228	101,228	N/A	5.71%	2/2025	124,793
CAFL securities 2 (3)	1	57,982	57,982	N/A	4.75%	6/2026	112,813

Long Term Facilities:
Residential investor loan warehouse facilities	6	1,023,384	1,021,708	2,350,000	8.14%	3/2025-12/2026	1,327,907

Corporate Debt:
Promissory notes (2) (3)	3	16,063	16,064	N/A	6.97%	N/A	—
5.625% convertible senior notes (3)	1	142,977	142,558	N/A	5.63%	7/2024	N/A
5.75% exchangeable senior notes (3)	1	156,666	155,138	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	210,910	206,032	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,813	N/A	7.90%	1/2037, 7/2037	N/A
Total Debt Obligations		$3,249,158	$3,239,123				$3,405,564
(1)Variable rate borrowings are primarily based on 1- or 3-month SOFR, plus an applicable spread.
(2)Promissory notes payable on demand to lender with 90-day notice.
(3)Borrowing has a fixed interest rate at period end.
(4)Carrying value presented net of total deferred issuance costs of $20 million and $11 million at December 31, 2024 and 2023, respectively.
In September 2024, we terminated two recourse subordinate financing facilities entered into in 2020 and 2021, and entered into a new recourse subordinate financing facility providing non-marginable debt financing of certain securities retained from our consolidated CAFL securitizations. This financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 7.54% through September 2027, increasing to 10.54% from October 2027 through September 2028. This financing facility may be terminated at our option, beginning in September 2026, and has a final stated maturity in September 2028.
During the year ended December 31, 2024, we repaid our Sequoia recourse subordinate securities financing in full.
Corporate Debt
Corporate Secured Revolving Financing Facility
In March 2024, we entered into a corporate secured revolving financing facility to provide non-marginable recourse debt financing secured by previously unencumbered assets, such as retained Residential Consumer and Residential Investor subordinate securities and other investments, as well as equity in certain operating subsidiaries. This facility has a capacity of $250 million and a

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 17. Debt Obligations, net - (continued)

two-year term, with a one-year extension option.
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
Convertible Notes
RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. During 2024, 2023 and 2022, we repurchased $33 million, $5 million, and $10 million par value of these notes, respectively. At December 31, 2024, these notes were exchangeable at the option of the holder at an exchange rate of 55.2644 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $18.09 per common share). Additionally, during the year ended December 31, 2024, we repurchased and repaid in full $143 million principal amount of 5.625% convertible senior notes.
In June 2022, we issued $215 million principal amount of 7.75% convertible senior notes due 2027. These notes require semi-annual interest payments at a fixed annual coupon rate of 7.75% until maturity or conversion, which will be no later than June 15, 2027. After deducting the underwriting discount and offering costs, we received $208 million of net proceeds. In October 2024, we issued an additional $40 million of these 7.75% senior notes due in 2027 in a private offering, resulting in net proceeds of approximately $39 million. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. At December 31, 2024, the conversion rate of the notes was 95.6823 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $10.45 per common share). During 2024 and 2023, we repurchased $4 million and $4 million par value of these notes, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 18. Commitments and Contingencies
Lease Commitments
At December 31, 2024, we were obligated under 8 non-cancelable operating leases with expiration dates through 2031 for $12 million of cumulative lease payments. Our operating lease expense was $5 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents our future lease commitments at December 31, 2024.
Table 18.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2024
2025	$3,713
2026	3,627
2027	2,699
2028	1,207
2029	413
2030 and thereafter	456
Total Lease Commitments	12,115
Less: Imputed interest	(1,087)
Operating Lease Liabilities	$11,028
Leasehold improvements for our offices are amortized into expense over the lease term. There were $2 million of unamortized leasehold improvements at December 31, 2024. For each of the years ended December 31, 2024, 2023, and 2022, we recognized $0.5 million of leasehold amortization expense.
During the year ended December 31, 2024, we extended an office lease with a term of four years and aggregate lease payments of $0.4 million. At December 31, 2024, our operating lease liabilities were $11 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $9 million, which were a component of Other assets. Additionally, during 2024, we entered into an office lease with a term five years which commenced in February 2025 with aggregate lease payments of $3 million.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for our leases was 4 years and 5.3%, respectively.
Commitment to Fund Residential Investor Bridge Loans
As of December 31, 2024, we had commitments to fund up to $397 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At December 31, 2024, we carried a $1 million contingent liability related to these commitments to fund construction advances.
Commitment to Fund Joint Venture
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $100 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At December 31, 2024, we had contributed $26 million of capital, net to the joint venture.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 18. Commitments and Contingencies - (continued)

In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by CoreVest. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At December 31, 2024, we had contributed $5 million of capital to the joint venture.
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
Loss Contingencies — Litigation, Claims and Demands
The Company may be involved in litigation, claims and demands in the ordinary course of the business. As of December 31, 2024, the Company was not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
Note 19. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2024 and 2023.
Table 19.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Years Ended December 31,
	2024			2023
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of year	$10,219	$(68,176)	$(57,957)	$3,435	$(72,303)	$(68,868)
Other comprehensive income before reclassifications	12,345	—	12,345	6,230	—	6,230
Amounts reclassified from other accumulated comprehensive income (loss)	(1,597)	4,138	2,541	554	4,127	4,681
Net current-period other comprehensive income	10,748	4,138	14,886	6,784	4,127	10,911
Balance at End of Year	$20,967	$(64,038)	$(43,071)	$10,219	$(68,176)	$(57,957)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 19. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023.
Table 19.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Year Ended December 31,
(In Thousands)	Income Statement	2024	2023
Net Realized (Gain) Loss on AFS Securities
Decrease in allowance for credit losses on AFS securities	Investment fair value changes, net	$(1,561)	$(58)
(Gain) loss on sales of AFS securities	Realized gains, net	(36)	612
		$(1,597)	$554
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$4,138	$4,127
		$4,138	$4,127
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the year ended December 31, 2024, we did not issue any common shares through ATM offerings. The capacity of this program is $175 million, of which approximately $50 million remained outstanding for future offerings at December 31, 2024. During the years ended December 31, 2023 and 2022, we issued 17 million and 5 million of common shares under this program for net proceeds of $124 million and $67 million, respectively.
Issuance of Preferred Stock
Redwood issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the year ended December 31, 2024, the Company declared preferred stock dividends of $2.50 per share. At December 31, 2024, preferred dividends payable totaling $1 million for the fourth quarter 2024 were included in Accrued expenses and other liabilities. These dividends are payable on January 15, 2025 to preferred stockholders of record on January 1, 2025.
Direct Stock Purchase and Dividend Reinvestment Plan
During the years ended December 31, 2024 and 2023, we did not issue shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At December 31, 2024, approximately 6 million shares remained outstanding for future offerings under this plan.
Common Stock Warrants
In conjunction with establishing the joint venture with an institutional investment manager in the first quarter of 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the “First Tranche Warrants”); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the “Second Tranche Warrants” and together with the First Tranche Warrants, the “Warrants”). The First Tranche Warrants are exercisable from March 18, 2025 to March 18, 2029. The Second Tranche Warrants will vest upon achievement of specified deployment thresholds related to the joint venture and, if vested, will be exercisable from the date the Second Tranche Warrants vest to March 18, 2029. The initial strike price of the Warrants is $7.76. The Warrants also contain a

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 19. Equity - (continued)

mandatory exercise provision, exercisable at Redwood’s option upon satisfaction of specified conditions, including the trading price of Redwood’s common stock exceeding a specified premium to the exercise price. Exercises of any Warrants will be settled on a net basis.
The Warrants met the criteria for equity classification under GAAP and are recorded as a component of Additional paid-in-capital in Equity on our Consolidated Balance Sheets. The Warrants were valued at $0.8 million on the issuance date and are not subject to subsequent remeasurement. See Note 20 for discussion on the impact of the Warrants on earnings per common share.
Note 20. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2024, 2023, and 2022.
Table 20.1 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2024	2023	2022
Basic Earnings (Loss) per Common Share:
Net income (loss) available (related) to common stockholders	$46,989	$(8,958)	$(163,520)
Less: Dividends and undistributed earnings allocated to participating securities	(4,391)	(3,999)	(4,335)
Net income (loss) available (related) to common stockholders	$42,598	$(12,957)	$(167,855)
Basic weighted average common shares outstanding	132,050,825	116,283,328	117,227,846
Basic Earnings (Loss) per Common Share	$0.32	$(0.11)	$(1.43)
Diluted Earnings (Loss) per Common Share:
Net income (loss) available (related) to common stockholders	$46,989	$(8,958)	$(163,520)
Less: Dividends and undistributed earnings allocated to participating securities	(4,391)	(3,999)	(4,335)
Net income (loss) available (related) to common stockholders	$42,598	$(12,957)	$(167,855)
Weighted average common shares outstanding	132,050,825	116,283,328	117,227,846
Net effect of dilutive equity awards	88,609	—	—
Net effect of assumed convertible notes conversion to common shares	—	—	—
Diluted weighted average common shares outstanding	132,139,434	116,283,328	117,227,846
Diluted Earnings (Loss) per Common Share	$0.32	$(0.11)	$(1.43)
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
During the years ended December 31, 2024, 2023 and 2022, none of our convertible or exchangeable senior notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for the exchangeable senior notes due in 2025, and previously for the repaid convertible senior notes due in 2024 and 2023, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the year ended December 31, 2024, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 20. Earnings per Common Share - (continued)
For the years ended December 31, 2024, 2023 and 2022, 32,422,712, 42,229,598, and 40,081,997 of common shares, respectively, related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the years ended December 31, 2024, 2023 and 2022, the number of outstanding equity awards that were antidilutive totaled 81,779, 105,592 and 226,975, respectively.
Stock Repurchases
Our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. During the year ended December 31, 2024 we did not repurchase any shares of our common stock or preferred stock and repurchased $72 million of our convertible and exchangeable debt. During the year ended December 31, 2023, we did not repurchase any shares of our common and preferred stock and repurchased $81 million of our convertible and exchangeable notes. At December 31, 2024, $101 million of the current authorization remained available for the repurchase of shares of our common stock, $70 million remained available for repurchases of shares of our preferred stock, and we also continued to be authorized to repurchase outstanding debt securities.
Note 21. Equity Compensation Plans
At December 31, 2024 and 2023, 7,027,251 and 10,211,459 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock, and purchases under the Employee Stock Purchase Plan, totaled $40 million at December 31, 2024, as shown in the following table.
Table 21.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2024
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of year	$3,166	$18,920	$15,519	$—	$37,605
Equity grants	7,047	10,559	7,942	207	25,755
Performance-based valuation adjustment	—	—	(1,626)	—	(1,626)
Equity grant forfeitures	(781)	(1,147)	—	—	(1,928)
Equity compensation expense	(2,448)	(10,702)	(5,995)	(207)	(19,352)
Unrecognized Compensation Cost at End of Year	$6,984	$17,630	$15,840	$—	$40,454
At December 31, 2024, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Awards ("RSAs")
As of December 31, 2024, there were no restricted stock awards outstanding or any remaining unrecognized compensation costs related to these awards. The expenses recorded for RSAs were zero, zero, and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 21. Equity Compensation Plans - (continued)
Restricted Stock Units ("RSUs")
The following table summarizes the activities related to RSUs for the years ended December 31, 2024, 2023, and 2022.
Table 21.2 – Restricted Stock Units Activities

	Years Ended December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	593,570	$8.79	806,119	$9.22	431,072	$11.55
Granted	1,027,640	6.86	275,005	7.88	558,388	8.38
Vested	(297,320)	8.56	(354,813)	9.21	(134,426)	12.56
Forfeited	(99,816)	7.51	(132,741)	8.40	(48,915)	11.04
Outstanding at End of Year	1,224,074	$7.32	593,570	$8.79	806,119	$9.22
We generally grant RSUs annually, as part of our compensation process. In addition, RSUs are granted from time to time in connection with hiring and promotions. RSUs generally vest over the course of a four-year vesting period, and are distributed annually, at the end of each vesting period.
The expenses recorded for RSUs were $2 million, $3 million, and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $7 million of unrecognized compensation cost related to unvested RSUs. This cost will be recognized over a weighted average period of less than 2 years. Restrictions on shares underlying RSUs outstanding lapse through 2028.
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2024, 2023, and 2022.
Table 21.3 – Deferred Stock Units Activities

	Years Ended December 31,
	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	4,821,172	$10.13	4,831,338	$11.31	4,022,088	$12.93
Granted	1,698,285	6.56	1,499,621	7.77	1,759,344	8.83
Distributions	(893,801)	10.07	(1,459,666)	11.71	(551,401)	11.35
Forfeitures	(115,715)	8.36	(50,121)	7.54	(398,693)	12.07
Balance at End of Year	5,509,941	$9.07	4,821,172	$10.13	4,831,338	$11.31
We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonuses earned. DSUs generally vest over the course of a four-year vesting period, and are distributed after the end of the final vesting period or after an employee is terminated. At December 31, 2024 and 2023, the number of outstanding DSUs that were unvested was 3,011,071 and 2,536,692, respectively, and the weighted average grant-date fair value of these unvested DSUs was $7.71 and $9.05 at December 31, 2024 and 2023, respectively. Unvested DSUs at December 31, 2024 will vest through 2028.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 21. Equity Compensation Plans - (continued)
Expenses related to DSUs were $11 million, $11 million, and $13 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, there was $18 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than 2 years.
Performance Stock Units (“PSUs”)
During the years ended December 31, 2024, 2023, and 2022, the Company granted PSUs to certain executive officers that had been approved by the Compensation Committee as part of the annual compensation process. PSUs generally have performance-based vesting over the course of a three-year vesting/performance period and, subject to meeting certain performance criteria, will vest and be distributed after the end of the vesting period.
The grant date fair value of the PSUs was determined through a Monte-Carlo simulation using the following assumptions: (i) the common stock closing price at the grant date for Redwood and each member of the comparator group, (ii) the average closing price of the common stock price for the 60 trading days at the beginning of each calendar year for Redwood and each member of the comparator group, (iii) the range of performance-based vesting based on absolute total shareholder return (“TSR”) over three years from the grant date, (iv) an implied volatility assumption based on historical volatility, (v) a risk-free rate for the period interpolated from the U.S. Treasury yield curve on grant date and (vi) a dividend yield equivalent to reinvesting the dividends over the three-year performance period.
With respect to the vesting of the 2024, 2023, and 2022 PSU awards:
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
The following table summarizes the activities related to PSUs for the years ended December 31, 2024, 2023, and 2022.
Table 21.4 – Performance Stock Unit Activities

	Years Ended December 31,
	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3,072,039	$10.32	2,354,002	$11.75	1,473,883	$14.48
Granted	1,058,644	7.50	993,868	8.81	1,086,153	9.09
Vested	(473,845)	10.42	(275,831)	17.13	(206,034)	17.23
Forfeitures	—	—	—	—	—	—
Balance at End of Year	3,656,838	$9.49	3,072,039	$10.32	2,354,002	$11.75
Expenses related to PSUs were $6 million, $4 million, and $4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $16 million of unrecognized compensation cost related to unvested PSUs. During 2024, for PSUs granted in 2022 and 2021, we adjusted the cumulative expected amortization expense down by $2 million to reflect our revised vesting estimates.
The end of the vesting period for 518,173 target PSU awards that were granted in 2021 was January 1, 2025, and based upon the performance-based vesting criteria of these awards, approximately 180,000 shares of our common stock underlying these PSUs

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 21. Equity Compensation Plans - (continued)
qualified for vesting, subject to approval by our Board of Directors during the first quarter of 2025. For 473,845 target PSU awards that were granted in December 2020, the performance vesting period ended on January 1, 2024. Based upon the performance-based vesting criteria of these awards, 564,975 shares of our common stock underlying these PSU vested and were distributed during the second quarter of 2024.
Executive Deferred Compensation Plan
The following table summarizes the outstanding liability and activities related to the EDCP for the years ended December 31, 2024, 2023, and 2022.
Table 21.5 – EDCP Payable and Activities

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Balance at beginning of year	$3,198	$3,307	$2,730
New deferrals	951	1,069	1,083
Accrued interest	168	155	108
Withdrawals	(1,075)	(1,333)	(614)
Balance at End of Year	$3,242	$3,198	$3,307
In 2023, our Board of Directors approved an amendment to the EDCP to increase by 100,000 shares the shares available to allow non-employee directors to defer certain cash payments and dividends into DSUs. At December 31, 2024, there were 82,395 shares available for grant under this plan.
Note 22. General and Administrative Expenses
Components of our general and administrative expenses for the years ended December 31, 2024, 2023 and 2022 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Fixed compensation expense (1)	$55,736	$53,525	$63,642
Long-term incentive award expense (2)	25,025	24,854	23,101
Annual variable compensation expense	19,478	14,752	12,873
Systems and consulting	13,660	12,454	14,193
Office costs	7,634	8,590	8,574
Accounting and legal	4,762	5,191	6,644
Corporate costs	3,495	3,628	3,675
Other	6,603	5,301	8,206
Total General and Administrative Expenses	$136,393	$128,295	$140,908
(1)Includes $2 million, $2 million and $7 million of severance and transition-related expenses for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)For the years ended December 31, 2024, 2023, and 2022, long-term incentive award expense includes $19 million, $18 million and $20 million, respectively, of expense for awards settleable in shares of our common stock and $6 million, $6 million and $3 million, respectively, of expense for awards settleable in cash. For the year ended December 31, 2024, includes equity amortization expense of $1 million related to employee terminations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 23. Taxes
Components of our net deferred tax assets at December 31, 2024 and 2023 are presented in the following table.
Table 23.1 – Deferred Tax Assets and (Liabilities)

(In Thousands)	December 31, 2024	December 31, 2023
Deferred Tax Assets
Net operating loss carryforward – state	$98,290	$98,442
Net capital loss carryforward – state	19,459	18,191
Net operating loss carryforward – federal	13,753	21,398
Net capital loss carryforward – federal	116	59
Allowances and accruals	1,679	1,680
Goodwill and intangible assets	25,298	26,192
Other	1,685	1,644
Total Deferred Tax Assets	160,280	167,606
Deferred Tax Liabilities
Real estate assets	(4,263)	(979)
Mortgage servicing rights	(9,304)	(7,284)
Interest rate agreements	(1,693)	(2,237)
Tax effect of unrealized (gains) – OCI	(13)	—
Total Deferred Tax Liabilities	(15,273)	(10,500)
Valuation Allowance	(117,862)	(116,991)
Total Net Deferred Tax Asset, net of Valuation Allowance	$27,145	$40,115
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
Realization of our deferred tax assets ("DTAs") at December 31, 2024, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly. We closely analyzed our estimate of the realizability of our net deferred tax assets in whole and in part at December 31, 2024 and 2023. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. This evaluation requires significant judgment and changes to our assumptions could result in a material change in the valuation allowance. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as we remained uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs. The net increase in the total valuation allowance was $1 million in 2024.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2021 to 2024, and State, 2020 to 2024) and, at December 31, 2024 and 2023, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 23. Taxes (continued)

At December 31, 2024, our federal NOL carryforward at the REIT was $37 million, of which $29 million will expire in 2029 and $9 million will carry forward indefinitely. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2024, our taxable REIT subsidiaries had $65 million of federal NOLs which will carry forward indefinitely. Redwood and its taxable REIT subsidiaries accumulated estimated state NOLs of $1.1 billion at December 31, 2024. These NOLs expire beginning in 2031. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2024, 2023, and 2022.
Table 23.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Current Provision for Income Taxes
Federal	$1,946	$20	$340
State	3,911	92	496
Total Current Provision for Income Taxes	5,857	112	836
Deferred Provision (Benefit From) for Income Taxes
Federal	11,635	1,977	(19,083)
State	1,345	(454)	(1,673)
Total Deferred Provision (Benefit From) for Income Taxes	12,980	1,523	(20,756)
Total Provision (Benefit From) for Income Taxes	$18,837	$1,635	$(19,920)
The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2024, 2023, and 2022.
Table 23.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2024	December 31, 2023	December 31, 2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax effect, as applicable	6.7%	51.7%	0.9%
Differences in taxable income from GAAP income	(0.3)%	(2.7)%	(0.5)%
Change in valuation allowance	0.1%	—%	—%
REIT GAAP income or loss not subject to federal income tax	(1.6)%	(325.9)%	(10.5)%
Effective Tax Rate	25.9%	(255.9)%	10.9%
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Note 24. Subsequent Events
In January 2025, Redwood issued $90 million of 9.125% Senior Notes due in 2030. The Senior Notes are senior unsecured obligations of Redwood and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on June 1, 2025. The Senior Notes mature on March 1, 2030. We may redeem the Senior Notes, in whole or in part, at any time on or after March 1, 2027 at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest.
In response to the Los Angeles wildfires that occurred in January 2025, we continue to assess the impact to our business and we are currently monitoring the affected areas. Based on our assessments to date, we have not identified circumstances that we believe would have a material adverse impact on our business.

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2024

(In Thousands) Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential Consumer Loans Held-for-Investment
At Sequoia (1):
ARMS loans	897	1.25%	to	7.75%	2026-11	-	2036-03	104,369	1,903
Hybrid ARM loans	426	1.88%	to	8.88%	2033-06	-	2063-03	379,061	621
Fixed loans	9,782	1.88%	to	8.50%	2026-08	-	2054-10	8,336,124	16,956
At Freddie Mac SLST (2):
Fixed loans	9,760	2.00%	to	11.00%	2024-12	-	2064-09	1,244,722	106,910
Total Residential Consumer Loans Held-for-Investment								$10,064,276	$126,390

Residential Consumer Loans Held-for-Sale (3):
Hybrid ARM loans	154	4.63%	to	8.25%	2032-11	-	2055-01	$173,913	$—
Fixed loans	736	3.25%	to	9.75%	2027-01	-	2055-01	839,634	—
Total Residential Consumer Loans Held-for-Sale								$1,013,547	$—

Residential Investor Term Loans Held-for-Sale (3):
Fixed loans	101	5.95%	to	8.50%	2022-06	-	2055-01	$158,637	$33,065
Total Residential Investor Term Loans Held-for-Sale								$158,637	$33,065

Residential Investor Term Loans Held-for-Investment:
At CAFL (1):
Fixed loans	856	3.81%	to	8.24%	2022-10	-	2033-08	$2,485,069	$194,143
Total Residential Investor Term Loans Held-for-Investment								$2,485,069	$194,143

Residential Investor Bridge Loans at Redwood (4):
Fixed loans	272	6.30%	to	12.50%	2022-01	-	2026-12	$579,300	$7,741
Floating ARM loans	390	8.10%	to	11.80%	2021-10	-	2026-12	$540,982	$121,488
Total Residential Investor Bridge Loans at Redwood								$1,120,282	$129,229

Residential Investor Bridge Loans Held-for-Investment at CAFL (4):
Fixed loans	1,099	6.75%	to	12.00%	2023-11	-	2026-09	$375,792	$8,695
Floating ARM loans	1,197	8.10%	to	13.67%	2023-10	-	2027-03	$447,311	$12,269
Total Residential Investor Bridge Loans Held-for-Investment at CAFL								$823,103	$20,964

Consolidated Agency multifamily Loans Held-for-Investment (2):
At Freddie Mac K-Series:
Fixed loans	28	4.25%	to	4.25%	2025-09	-	2025-09	$424,597	$—
Total Consolidated Agency Multifamily Loans Held-for-Investment								$424,597	$—
(1)For our held-for-investment loans at consolidated Sequoia and CAFL entities, the aggregate tax basis for Federal income tax purposes at December 31, 2024 was zero, as the transfers of these loans into securitizations were treated as sales for tax purposes.
(2)Our held-for-investment loans at Freddie Mac SLST and Freddie Mac K-Series entities were consolidated for GAAP purposes. For tax purposes, we acquired real estate securities issued by these entities and therefore, the tax basis in these loans was zero at December 31, 2024.
(3)The aggregate tax basis for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule.
(4)For our residential investor bridge loans, the aggregate tax basis for Federal income tax purposes at December 31, 2024 was $1.76 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2024

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
(In Thousands)	2024	2023	2022
Balance at beginning of year	$12,696,220	$11,370,323	$12,856,934
Additions during year:
Originations/acquisitions	9,133,852	3,639,782	6,589,943
Deductions during year:
Sales	(2,903,954)	(827,337)	(4,325,790)
Principal repayments	(2,895,186)	(1,601,190)	(2,199,109)
Transfers to REO	(22,554)	(100,280)	(8,495)
Changes in fair value, net	81,132	214,922	(1,543,160)
Balance at end of year	$16,089,510	$12,696,220	$11,370,323