Form 10-Q
period 2025-03-31
REDWOOD TRUST INC
filed 2025-05-09
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.0% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	133,117,564	shares outstanding as of May 9, 2025

REDWOOD TRUST, INC.
2025 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2025	December 31, 2024
ASSETS (1)
Residential consumer loans, at fair value	$12,752,258	$11,077,823
Residential investor loans, at fair value	4,439,834	4,587,090
Consolidated Agency multifamily loans, at fair value	423,673	424,597
Home equity investments, at fair value	600,386	589,785
Real estate securities, at fair value	375,965	405,223
Servicing investments, at fair value	298,290	297,683
Strategic investments	84,869	78,123
Derivative assets, at fair value	158,909	46,003
Cash and cash equivalents	259,918	245,165
Restricted cash	86,557	67,762
Goodwill	23,373	23,373
Other assets	367,743	415,717
Total Assets	$19,871,775	$18,258,344

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued (includes $14,127,674 and $12,879,530 at fair value), net	$14,458,243	$13,270,204
Debt obligations, net	3,760,685	3,462,880
Derivative liabilities, at fair value	12,835	23,660
Accrued expenses and other liabilities	456,518	313,737
Total liabilities	18,688,281	17,070,481
Commitments and Contingencies (see Note 19)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 133,005,314 and 132,519,579 issued and outstanding	1,330	1,325
Additional paid-in capital	2,506,877	2,504,029
Accumulated other comprehensive loss	(39,340)	(43,071)
Cumulative earnings	1,205,798	1,191,401
Cumulative distributions to stockholders	(2,558,119)	(2,532,769)
Total equity	1,183,494	1,187,863
Total Liabilities and Equity	$19,871,775	$18,258,344
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2025 and December 31, 2024, assets of consolidated VIEs totaled $15,936,091 and $14,654,942, respectively. At March 31, 2025 and December 31, 2024, liabilities of consolidated VIEs totaled $14,825,826 and $13,620,239, respectively. See Note 16 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2025	2024
Interest Income
Residential consumer loans	$162,343	$86,935
Residential investor loans	78,155	95,035
Consolidated Agency multifamily loans	4,448	4,581
Real estate securities	18,537	6,280
Other interest income	8,611	11,909
Total interest income	272,094	204,740
Interest Expense
Asset-backed securities issued	(179,370)	(120,259)
Debt obligations	(64,782)	(60,271)
Total interest expense	(244,152)	(180,530)
Net Interest Income	27,942	24,210
Non-Interest Income
Mortgage banking activities, net	33,053	14,556
Investment fair value changes, net	(5,188)	21,837
HEI income, net	10,166	9,086
Servicing income, net	3,407	4,225
Fee income, net	2,351	1,001
Other income (loss), net	1,550	(775)
Realized gains, net	567	409
Total non-interest income, net	45,906	50,339
General and administrative expenses	(37,471)	(34,569)
Portfolio management costs	(6,491)	(3,597)
Loan acquisition costs	(3,568)	(2,237)
Other expenses	(3,909)	(3,361)
Net Income Before Provision for Income Taxes	22,409	30,785
Provision for income taxes	(6,262)	(523)
Net Income	$16,147	$30,262
Dividends on preferred stock	(1,750)	(1,750)
Net Income Available To Common Stockholders	$14,397	$28,512

Basic earnings per common share	$0.10	$0.21
Diluted earnings per common share	$0.10	$0.21
Basic weighted average common shares outstanding	132,766,199	131,570,347
Diluted weighted average common shares outstanding	132,766,199	131,570,347

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2025	2024
Net Income	$16,147	$30,262
Other comprehensive income:
Net unrealized gain on available-for-sale ("AFS") securities	3,422	8,656
Reclassification of unrealized (gain) on AFS securities to net income	(709)	(629)
Reclassification of unrealized loss on interest rate agreements to net income	1,018	1,029
Total other comprehensive income	$3,731	$9,056
Comprehensive Income	$19,878	$39,318
Dividends on preferred stock	(1,750)	$(1,750)
Comprehensive Income Available To Common Stockholders	$18,128	$37,568

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2024	$66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
Net income	—	—	—	—	—	16,147	—	16,147
Other comprehensive income	—	—	—	—	3,731	—	—	3,731
Employee stock purchase and incentive plans	—	485,735	5	(2,256)	—	—	—	(2,251)
Non-cash equity award compensation and other	—	—	—	5,104	—	—	—	5,104
Preferred dividends declared ($0.6250 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(25,350)	(25,350)
March 31, 2025	$66,948	133,005,314	$1,330	$2,506,877	$(39,340)	$1,205,798	$(2,558,119)	$1,183,494
For the Three Months Ended March 31, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net income	—	—	—	—	—	30,262	—	30,262
Other comprehensive income	—	—	—	—	9,056	—	—	9,056
Employee stock purchase and incentive plans	—	385,174	4	(689)	—	—	—	(685)
Non-cash equity award compensation and other	—	—	—	6,697	—	—	—	6,697
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(22,110)	(22,110)
March 31, 2024	$66,948	131,870,835	$1,319	$2,493,856	$(48,901)	$1,172,924	$(2,461,983)	$1,224,163
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$16,147	$30,262
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	2,941	4,845
Depreciation and amortization of non-financial assets	2,753	3,469
Originations of held-for-sale loans	(424,285)	(199,477)
Purchases of held-for-sale loans	(2,363,479)	(1,001,793)
Proceeds from sales of held-for-sale loans	751,376	228,004
Principal payments on held-for-sale loans	30,412	20,674
Net settlements of derivatives	(73,528)	(17,154)
Non-cash equity award compensation expense and other	5,104	6,697
Market valuation adjustments	(33,153)	(44,020)
Realized gains, net	(567)	(409)
Net change in:
Other assets	37,286	17,139
Accrued expenses and other liabilities	96,488	(2,408)
Net cash used in operating activities	(1,952,505)	(954,171)
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(43,383)	(120,341)
Proceeds from sales of loans	12,346	30,663
Principal payments on loan investments	683,441	476,656
Purchases of HEI	(1,834)	(307)
Repayments on HEI	10,348	11,591
Purchases of real estate securities	(9,203)	(55,219)
Proceeds from sales of real estate securities	14,387	—
Principal payments on real estate securities	258	294
Repayments from servicer advance investments, net	(1,956)	8,678
Other investing activities, net	(5,647)	(1,728)
Net cash provided by investing activities	658,757	350,287
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	1,625,956	1,190,500
Repayments on asset-backed securities issued	(564,436)	(307,870)
Proceeds from borrowings on debt obligations	3,122,514	1,319,111
Repayments on debt obligations	(2,823,608)	(1,598,935)
Debt issuance costs paid	(3,779)	(2,778)
Taxes paid on equity award distributions	(2,361)	(815)
Net proceeds from issuance of common stock	110	130
Dividends paid on common stock	(25,350)	(22,110)
Dividends paid on preferred stock	(1,750)	(1,750)
Net cash provided by financing activities	1,327,296	575,483
Net increase (decrease) in cash, cash equivalents and restricted cash	33,548	(28,401)
Cash, cash equivalents and restricted cash at beginning of period	312,927	368,788
Cash, cash equivalents and restricted cash at end of period	$346,475	$340,387

Cash and cash equivalents at end of period	259,918	275,394
Restricted cash at end of period (1)	86,557	64,993
Cash, cash equivalents and restricted cash at end of period	$346,475	$340,387

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$230,529	$168,578
Taxes paid (refunded)	12	(425)
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Retention of mortgage servicing rights from loan sales	—	75
Transfers from loans held-for-sale to loans held-for-investment	1,771,471	1,284,529
Transfers from residential consumer loans to real estate owned	4,590	1,846
Right-of-use asset obtained in exchange for operating lease liability	2,907	—
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
March 31, 2025
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
Our primary sources of income are net interest income from our investments and non-interest income from our mortgage banking activities. Net interest income primarily consists of the interest income we earn on investments, less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities is generated through the origination and acquisition of loans, and their subsequent sale, securitization, or transfer to our Redwood Investments portfolio.
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
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. For a full description of our business, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and U.S. generally accepted accounting principles ("GAAP"). Certain disclosures typically included in our annual financial statements may be condensed or omitted from these interim financial statements, as permitted. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at March 31, 2025 and results of operations for all periods presented. The results of operations for the three months ended March 31, 2025 should not be construed as indicative of the results to be expected for the full year.
In the first quarter of 2025, on the consolidated balance sheets, we combined the presentation of Residential consumer loans, held-for-sale and Residential consumer loans, held-for-investment within Residential consumer loans and Residential investor loans, held-for-sale and Residential investor loans, held-for-investment within Residential investor loans, respectively. Additionally, to provide more granularity on certain accounts, we broke out Other investments on the consolidated balance sheets into two separate asset categories titled Servicing investments and Strategic investments. Related to this change, on the consolidated statements of income, we broke out Other income (loss), net into two income categories referred to as Servicing income, net and Fee income, net. There was no impact to the consolidated financial statements as a result of this change. In the first quarter of 2025, for the presentation of our segment financial statements, we also allocated interest expense on our secured revolving financing facility from Corporate/Other to Redwood Investments. There was no impact to the consolidated financial statements as a result of this change. All prior period amounts related to the changes in this document were conformed to this presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 2. Basis of Presentation - (continued)
In the fourth quarter of 2024, we updated the names of our segments: Residential Consumer Mortgage Banking to Sequoia Mortgage Banking, Residential Investor Mortgage Banking to CoreVest Mortgage Banking and our Investment Portfolio to Redwood Investments. There were no changes to the classifications of account balances as a result of these updates. Additionally in 2024, we combined the presentation of Short-term and Long-term debt within Debt obligations, net, as applicable. There was no impact to the consolidated financial statements as a result of this change. All prior period references in this document were conformed to these presentations.
Principles of Consolidation
The consolidated financial statements include the accounts of the entities where the Company has a controlling financial interest. The method for determining whether a controlling financial interest exists varies depending on whether the entity is a Variable Interest Entity ("VIE").
The Company has a controlling financial interest in and consolidates a VIE when the firm has a variable interest or interests that provide it with (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits for the VIE that could potentially be significant to the VIE. See Note 16 for further information about VIEs. For entities that are not VIEs, we have a controlling financial interest in entities where we hold a majority of the voting rights. We use the equity method to account for our interest in entities in which we do not have a controlling financial interest, but over which we have significant influence.
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and Home Equity Investments ("HEI"), which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under residential consumer loans and residential investor loans on our consolidated balance sheets. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. The Asset-Backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. See Note 17 for further discussion on ABS issued. The underlying HEI at the consolidated HEI securitization entities are shown under Home equity investments on our consolidated balance sheets and the associated fair value changes and interest expense associated with ABS issued are shown under HEI income, net on our consolidated statements of income (loss). See Note 10 for further discussion on HEI.
We also consolidate two partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain an 80% ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships. We account for the co-investors' interests as non-controlling interests, see Note 15 for further discussion.
See Note 16 for further discussion on Principles of consolidation.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 3. Summary of Significant Accounting Policies
Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024 is a summary of our significant accounting policies.
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
Note 4. Segment Information
Redwood operates in three segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking and Redwood Investments. The accounting policies of the reportable segments are the same as those described in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The accounting policies applied to the segments are the same as those described in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of our three segments. These unallocated corporate expenses are included in the Corporate/Other column as reconciling items to our consolidated financial statements and primarily include interest expense for our senior notes, convertible and exchangeable senior notes, and trust preferred securities, indirect general and administrative expenses and other expense. In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. All of our loans are accounted for under the fair value option and amounts transferred between segments are accounted for at fair value at the time of transfer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 4. Segment Information - (continued)
The following tables present financial information by segment for the three months ended March 31, 2025 and 2024.
Table 4.1 – Business Segment Financial Information

	Three Months Ended March 31, 2025
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Corporate/ Other	Total
Interest income	$31,683	$4,394	$235,721	$296	$272,094
Interest expense	(13,339)	(2,389)	(212,268)	(16,156)	(244,152)
Net interest income (expense)	18,344	2,005	23,453	(15,860)	27,942
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	1,364	13,847	—	—	15,211
Risk management derivatives gains (losses), net (1)	20,787	(2,945)	—	—	17,842
Total Mortgage banking activities, net	22,151	10,902	—	—	33,053
Investment fair value changes, net, excluding risk management derivatives	—	—	(25,739)	(80)	(25,819)
Risk management derivatives gains, net (1)	—	—	20,631	—	20,631
Total Investment fair value changes, net	—	—	(5,108)	(80)	(5,188)
HEI income, net	—	—	10,166	—	10,166
Servicing income, net	—	—	3,407	—	3,407
Fee income, net	—	3,079	(728)	—	2,351
Other income (loss), net	—	—	370	1,180	1,550
Realized gains, net	—	—	567	—	567
Total non-interest income, net	22,151	13,981	8,674	1,100	45,906
General and administrative expenses	(6,346)	(10,597)	(1,365)	(19,163)	(37,471)
Portfolio management costs	—	—	(6,491)	—	(6,491)
Loan acquisition costs	(1,071)	(2,497)	—	—	(3,568)
Other expenses	—	(2,202)	(1,707)	—	(3,909)
(Provision for) benefit from income taxes	(7,261)	648	304	47	(6,262)
Net Income (Loss) (2)	$25,817	$1,338	$22,868	$(33,876)	$16,147
Total Assets	$1,559,117	$343,985	$17,601,951	$366,722	$19,871,775
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 4. Segment Information - (continued)

	Three Months Ended March 31, 2024
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Corporate/ Other	Total
Interest income	$14,313	$3,771	$184,898	$1,758	$204,740
Interest expense	(8,266)	(2,877)	(155,299)	(14,088)	(180,530)
Net interest income (expense)	6,047	894	29,599	(12,330)	24,210
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	4,738	4,220	—	—	8,958
Risk management derivatives gains, net (1)	3,089	2,509	—	—	5,598
Total Mortgage banking activities, net	7,827	6,729	—	—	14,556
Investment fair value changes, net, excluding risk management derivatives	—	—	16,806	650	17,456
Risk management derivatives gains, net (1)	—	—	4,381	—	4,381
Total Investment fair value changes, net	—	—	21,187	650	21,837
HEI income, net	—	—	9,086	—	9,086
Servicing income, net	—	—	4,225	—	4,225
Fee income, net	—	626	375	—	1,001
Other income (loss), net	—	—	170	(945)	(775)
Realized gains, net	—	—	314	95	409
Total non-interest income (loss), net	7,827	7,355	35,357	(200)	50,339
General and administrative expenses	(4,789)	(11,425)	(2,175)	(16,180)	(34,569)
Portfolio management costs	—	—	(3,588)	(9)	(3,597)
Loan acquisition costs	(572)	(1,663)	—	(2)	(2,237)
Other expenses	—	(2,806)	(555)	—	(3,361)
(Provision for) Benefit from income taxes	(1,494)	2,136	(1,146)	(19)	(523)
Net Income (Loss) (2)	$7,019	$(5,509)	$57,492	$(28,740)	$30,262
Total Assets	$594,842	$383,090	$13,692,180	$387,862	$15,057,974
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
March 31, 2025
(Unaudited)

Note 5. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2025 and 2024.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2025	2024
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$30,599	$(3,854)
Trading securities (2)	(29,327)	8,511
Risk management derivatives (3)	20,787	3,089
Other income, net (4)	92	81
Total Sequoia mortgage banking activities, net	22,151	7,827

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value (1)	6,930	(296)
Residential investor bridge loans, at fair value	1,032	946
Risk management derivatives (3)	(2,945)	2,509
Other income, net (4) (5)	5,885	3,570
Total CoreVest mortgage banking activities, net	10,902	6,729
Mortgage Banking Activities, Net	$33,053	$14,556
(1)Includes changes in fair value for associated loan purchase commitments for residential consumer loans and associated interest rate lock commitments for residential investor term loans.
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
March 31, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments
For financial reporting purposes, we follow a fair value hierarchy established under GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an exit price at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.
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
Determination of Fair Value
Included in Note 6 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At March 31, 2025, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2025 and December 31, 2024, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2025	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$12,752,258	$—	$—	$12,752,258
Residential investor loans	4,439,834	—	—	4,439,834
Consolidated Agency multifamily loans	423,673	—	—	423,673
HEI	600,386	—	—	600,386
Real estate securities:
Trading	171,363	—	—	171,363
AFS	204,602	—	—	204,602
Servicing investments	298,290	—	—	298,290
Strategic investments	3,460	—	—	3,460
Derivative assets	158,909	11,154	126,250	21,505
Total Assets	$19,052,775	$11,154	$126,250	$18,915,371

Liabilities
ABS issued	$14,127,674	$—	$—	$14,127,674
Derivative liabilities	12,835	8,137	—	4,698
Non-controlling interest	106,160	—	—	106,160
Total Liabilities	$14,246,669	$8,137	$—	$14,238,532

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)

December 31, 2024	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$11,077,823	$—	$—	$11,077,823
Residential investor loans	4,587,090	—	—	4,587,090
Consolidated agency multifamily loans	424,597	—	—	424,597
HEI	589,785	—	—	589,785
Real estate securities:
Trading	193,749	—	—	193,749
AFS	211,474	—	—	211,474
Servicing investments	297,683	—	—	297,683
Strategic investments	3,460	—	—	3,460
Derivative assets	46,003	16,446	23,738	5,819
Total Assets	$17,431,664	$16,446	$23,738	$17,391,480

Liabilities
ABS issued	$12,879,530	$—	$—	$12,879,530
Derivative liabilities	23,660	23,164	—	496
Non-controlling interest	99,510	—	—	99,510
Total Liabilities	$13,002,700	$23,164	$—	$12,979,536

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	HEI	Real Estate Trading Securities	Real Estate AFS Securities	Servicing Investments	Strategic Investments	Derivatives, net (1)
(In Thousands)
Beginning balance - December 31, 2024	$11,077,823	$4,587,090	$424,597	$589,785	$193,749	$211,474	$297,683	$3,460	$5,323
Acquisitions	2,383,197	6,800	—	—	8,359	844	—	—	—
Originations	—	454,362	—	1,834	—	—	—	—	—
Sales	(423,972)	(346,455)	—	—	(2,714)	(11,673)	—	—	—
Principal paydowns	(423,920)	(287,639)	(2,294)	(10,348)	(162)	(96)	1,956	—	—
Consolidation of securitized bridge loans (2)	—	43,383	—	—	—	—	—	—	—
Gains (losses) in net income, net	139,976	(15,221)	1,370	19,048	(27,869)	681	(1,349)	—	31,254
Unrealized gains in OCI, net	—	—	—	—	—	3,372	—	—	—
Other settlements, net (3)	(846)	(2,486)	—	67	—	—	—	—	(19,770)
Ending balance - March 31, 2025	$12,752,258	$4,439,834	$423,673	$600,386	$171,363	$204,602	$298,290	$3,460	$16,807
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (4)	$132,299	$(16,696)	$1,340	$18,495	$(27,693)	$3,422	$(1,053)	$—	$16,807

	Liabilities
	ABS Issued	Non-controlling interest
(In Thousands)
Beginning balance - December 31, 2024	$12,879,530	$99,510
Acquisitions	1,625,956	—
Sales	—	—
Principal paydowns	(503,956)	(1,187)
Gains (losses) in net income (loss), net	126,144	5,997
Other settlements, net	—	1,840
Ending balance - March 31, 2025	$14,127,674	$106,160
Change in unrealized gains or (losses) for the period included in earnings for liabilities held at the end of the reporting period (4)	$97,883	$(4,640)
(1)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(2)In the fourth quarter of 2024, we completed our first CAFL securitization sponsored by our joint venture that we consolidate under GAAP as we are the primary beneficiary. During the three months ended March 31, 2025, we transferred $43 million of residential investor bridge loans to the joint venture under the replenishment feature of this securitization. For additional information on our principles of consolidation, see Note 16 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of the 2025 Quarterly Report on Form 10-Q.
(3)Other settlements, net: for residential consumer and residential investor loans, primarily represents the transfer of loans to REO; for HEI, represents the share of HEI disposition fees paid to our third party originators for our purchased HEI portfolio; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and investor loans; and for mortgage servicing rights ("MSRs) and other investments, primarily represents an investment that was exchanged into a new instrument that is no longer measured at fair value on a recurring basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Footnotes to table 6.2 continued
(4)All changes in unrealized gains or (losses) are included in net income, with the exception of Real Estate AFS Securities, which are included in comprehensive income.
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$12,752,258	Senior credit spread to TBA price (3)	$0.94	-	$1.81		$1.06
		Senior credit spread to Swap rate (3)	130	-	300	bps	186	bps
		Subordinate credit spread to Swap rate	170	-	625	bps	268	bps
		Senior credit support (3)	7	-	7%		7%
		IO discount rate (3)	7	-	22%		19%
		Liability price	$27	-	$103		$96
Residential investor loans:
Residential investor term loans (4)	2,559,176	Whole loan spread (3)	245	-	245	bps	245	bps
		Liability price	$90	-	$100		$94
Residential investor bridge loans (4)	1,880,658	Whole loan discount rate	7	-	13%		8%
		Whole loan spread	445	-	445	bps	445	bps
		Liability Price	$101	-	$134		$102
		Dollar price of non-performing loans	$38	-	$100		$80
Consolidated agency multifamily loans(6)	423,673	Liability price	$99	-	$99		$99
HEI	600,386	Discount rate	10	-	10%		10%
		Prepayment rate (Annual CPR)	1	-	20%		14%
		Home price appreciation (depreciation)	4	-	4%		4%
		Liability price (4)	$142	-	$199		$160
Real estate securities - trading and AFS securities	375,965	Discount rate	5	-	40%		13%
		Prepayment rate (Annual CPR)	—	-	50%		10%
		Default rate	—	-	8%		—%
		Loss severity	25	-	50%		24%
Servicing investments	298,290	Prepayment rate (Annual CPR)	2	-	50%		13%
		Discount rate	8	-	19%		13%
Derivative assets, net (7)	16,807	Senior credit spread to TBA price (3)	$0.94	-	$1.81		$1.06
		Senior credit spread to Swap rate (3)	130	-	300	bps	186	bps
		Subordinate credit spread to Swap rate	170	-	625	bps	268	bps
		Senior credit support (3)	7	-	7%		7%
		IO discount rate (3)	7	-	22%		19%
		Pull-through rate	1	-	100%		58%
Strategic investments	3,460	Transaction Price	$200	-	$1,000		$494
Total Assets	$18,910,673

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)

March 31, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average (2)
Liabilities
ABS issued (4)	$14,127,674	Discount rate	4	-	18%	6%
		Prepayment rate (annual CPR)	—	-	57%	5%
		Default rate	—	-	13%	—%
		Loss severity	—	-	50%	3%
Non-controlling interests (8)	106,160	Discount rate	13	-	20%	16%
Total Liabilities	$14,233,834
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
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for Collateralized Financing Entities ("CFE"). At March 31, 2025, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, Freddie Mac SLST, and Freddie Mac K-Series was $533 million, $327 million, $264 million and $36 million, respectively. At March 31, 2025, the fair value of our securities in the two CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entities was $29 million and $50 million, respectively.
(5)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(6)Consolidated agency multifamily loans represent securitized financial assets and liabilities of the Company's CFEs.
(7)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(8)Of the total $130 million payable to non-controlling interests, $106 million is measured at fair value on a recurring basis.
The following table summarizes the estimated fair values of assets and liabilities that are not measured at fair value at March 31, 2025 and December 31, 2024.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		March 31, 2025		December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Cash and cash equivalents	1	$259,918	$259,918	$245,165	$245,165
Restricted cash	1	86,557	86,557	67,762	67,762

Liabilities
Debt obligation facilities and other financing	2	$3,028,525	$3,029,522	$2,818,292	$2,819,393
ABS issued, net	3	330,569	332,661	390,674	392,344
Convertible notes, net	1	366,374	368,369	365,739	365,455
Trust preferred securities and subordinated notes, net	3	138,871	89,280	138,860	93,465
Senior Notes	1	226,915	233,134	139,989	146,716
Guarantee obligations (1)	3	2,447	2,836	2,806	3,204
(1)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance
During the three months ended March 31, 2025, we elected the fair value option for $8 million of securities, $2.34 billion (principal balance) of residential consumer loans, and $461 million (principal balance) of residential investor loans. Additionally, during the three months ended March 31, 2025, we elected the fair value option for $2 million of newly originated HEI.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
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
Refer to Note 15 for further information on our REO.
Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans or hold them for investment.
The following table summarizes the classifications and carrying values of the securitized and unsecuritized residential consumer loans owned at March 31, 2025 and December 31, 2024.
Table 7.1 – Classifications and Carrying Values of Residential Consumer Loans

March 31, 2025	Unsecuritized Jumbo Loans	Securitized Jumbo Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$1,294,290	$—	$—	$1,294,290
Held-for-investment at fair value	—	10,176,418	1,281,550	11,457,968
Total Residential Consumer Loans	$1,294,290	$10,176,418	$1,281,550	$12,752,258

December 31, 2024	Unsecuritized Jumbo Loans	Securitized Jumbo Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$1,013,547	$—	$—	$1,013,547
Held-for-investment at fair value	—	8,819,554	1,244,722	10,064,276
Total Residential Consumer Loans	$1,013,547	$8,819,554	$1,244,722	$11,077,823
At March 31, 2025, we owned mortgage servicing rights associated with $1.3 billion (principal balance) of residential consumer loans that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans. Refer to Note 16 for further information on our consolidated VIEs.

At March 31, 2025, we had $2.3 billion in commitments to fund residential consumer loans. Included in this balance is a $1 billion loan purchase commitment we executed in the three months ended March 31, 2025 with a large money-center bank to acquire a pool of primarily seasoned jumbo loans. This trade has subsequently settled in the second quarter of 2025. See Note 13 for additional information on these commitments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at March 31, 2025 and December 31, 2024.
Table 7.2 – Characteristics of Residential Consumer Loans Held-for-Sale

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Unpaid principal balance ("UPB")	$1,273,940	$1,000,663
Fair value of loans	$1,294,290	$1,013,547
Market value of loans pledged as collateral under short-term borrowing agreements	$1,289,721	$1,005,926
Weighted average coupon	6.69%	6.56%
At both March 31, 2025 and December 31, 2024, there were no residential consumer loans held-for-sale that were 90 days or more delinquent or in foreclosure.
During the three months ended March 31, 2025 and 2024, mortgage banking activities, net were $22 million and $8 million, respectively, and included changes in fair value of residential consumer loans held-for-sale, loan purchase commitments, and related risk management derivatives in our Sequoia Mortgage Banking segment. See Note 5 for additional information.
The following table provides the activity of residential consumer loans held-for-sale during the three months ended March 31, 2025 and 2024.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended March 31,
(In Thousands)	2025	2024
Principal balance of loans acquired	$2,337,185	$999,786
Principal balance of loans sold	420,513	201,581
Principal balance of loans transferred from HFS to HFI	1,623,900	1,187,961
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Securitized Jumbo and Securitized Re-Performing Loans securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the securitized jumbo and re-performing residential consumer loans at March 31, 2025 and December 31, 2024.
Table 7.4 – Characteristics of Residential Consumer Loans Held-for-Investment

March 31, 2025	Securitized Jumbo Loans	Securitized Re-Performing Loans
(Dollars in Thousands)
UPB	$10,590,674	$1,493,348
Average loan balance (UPB)	$871	$155
Fair value of loans (1)	$10,176,418	$1,281,550
Weighted average coupon	5.19%	4.49%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$25,541	$93,302
Average 90+ days delinquent balance (UPB)	$672	$173
Unpaid principal balance of loans in foreclosure	$11,329	$37,180
Average foreclosure balance (UPB)	$566	$183

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)

December 31, 2024	Securitized Jumbo Loans	Securitized Re-Performing Loans
(Dollars in Thousands)
UPB	$9,350,286	$1,514,432
Average loan balance (UPB)	$842	$155
Fair value of loans (1)	$8,819,554	$1,244,722
Weighted average coupon	5.35%	4.49%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$19,480	$106,910
Average 90+ days delinquent balance (UPB)	$573	$172
Unpaid principal balance of loans in foreclosure	$10,493	$41,913
Average foreclosure balance (UPB)	$552	$185
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
For securitized jumbo and re-performing loans, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to the measurement alternative provided for collateralized financing entities, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of securitized jumbo and re-performing residential consumer loans held-for-investment during the three months ended March 31, 2025 and 2024.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Securitized Jumbo Loans	Securitized Re-Performing Loans	Securitized Jumbo Loans	Securitized Re-Performing Loans
(In Thousands)
Principal value of loans transferred from HFS to HFI (1)	$1,623,900	N/A	$1,187,961	N/A
Net market valuation gains (losses) recorded	81,684	58,594	(54,808)	(4,231)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with jumbo securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans. The following table summarizes the classifications and carrying values of the securitized and unsecuritized residential investor loans at March 31, 2025 and December 31, 2024.
Table 8.1 – Classifications and Carrying Values of Residential Investor Loans

March 31, 2025	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value	$169,372	$—	$72,053	$—	$241,425
Held-for-investment at fair value	—	2,389,804	1,039,223	769,382	4,198,409
Total Residential Investor Loans	$169,372	$2,389,804	$1,111,276	$769,382	$4,439,834

December 31, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value	$158,637	$—	$78,587	$—	$237,224
Held-for-investment at fair value	—	2,485,069	1,041,694	823,103	4,349,866
Total Residential Investor Loans	$158,637	$2,485,069	$1,120,281	$823,103	$4,587,090
Nearly all of the outstanding residential investor term loans at March 31, 2025 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.
The outstanding residential investor bridge loans held-for-investment at March 31, 2025 were first-lien, interest-only loans with original maturities of 6 to 36 months and were comprised of 53% one-month SOFR-indexed adjustable-rate loans, and 47% fixed-rate loans.
At March 31, 2025, we had $350 million in commitments to fund additional advances on existing residential investor bridge loans. See Note 19 for additional information on these commitments. During the three months ended March 31, 2025, we sold $150 million of residential investor bridge loans, net of $16 million of construction draws to our joint ventures. See Note 12 for additional information on these joint ventures.
During the three months ended March 31, 2025 and 2024, mortgage banking activities, net were $11 million and $7 million, respectively, and included changes in fair value of residential investor loans held-for-sale, interest rate lock commitments, and related risk management derivatives in our CoreVest Mortgage Banking segment. See Note 5 for additional information. During the three months ended March 31, 2025 and 2024, Fee income, net was $2 million and $1 million, respectively, and primarily included portfolio administration fees earned on term and bridge loans.
The following table provides the activity of unsecuritized residential investor loans during the three months ended March 31, 2025 and 2024.
Table 8.2 – Activity of Unsecuritized Residential Investor Loans

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$188,218	$266,144	$117,090	$194,029
Principal balance of loans acquired	6,800	—	—	15,677
Principal balance of loans sold to third parties (1)	182,415	156,493	6,032	53,221
Transfer of loans between portfolios (2)	—	(50,619)	—	(98,731)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Footnotes to table 8.2
(1)For the three months ended March 31, 2025 and 2024 the principal balance of loans sold to third parties is net of $16 million and $15 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
(2)Transfers of unsecuritized residential investor term loans between portfolios represents the transfer of loans from held-for-sale to held-for-investment associated with consolidated term securitizations. Transfers of unsecuritized residential investor bridge loans, represents the transfer of residential investor bridge loans from "Unsecuritized Bridge" to "Securitized Bridge" resulting from their inclusion in one of our bridge loan securitizations, which generally have replenishment features for a set period of time from the closing date.
(3)Represents net market valuation changes from the time a loan is originated to when it is sold, securitized or transferred to our Redwood Investments portfolio. See Table 5.1 for additional detail on Mortgage banking activities income.
Securitized Residential Investor Loans Held-for-Investment
We invest in securities issued by securitizations sponsored by CoreVest and consolidate the underlying residential investor term loans and bridge loans owned by these entities. For loans held at our consolidated securitization entities and two Bridge securitization entities, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). We did not elect to account for two of our Bridge securitizations under the CFE guidelines, but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income. See further discussion in Note 16.
The following table provides the activity of securitized residential investor loans held-for-investment during the three months ended March 31, 2025 and 2024.
Table 8.3 – Activity of Securitized Residential Investor Loans Held-for-Investment

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded (1)	$(69)	$(3,694)	$7,583	$3,690
Fair value of loans transferred to HFI	—	50,619	—	98,731
(1)Net market valuation gains (losses) on securitized residential investor loans held-for-investment are recorded through Investment fair value changes, net on our consolidated statements of income. For loans held at our consolidated Term entities and two Bridge entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines. We did not elect to account for two of our Bridge securitizations under the CFE guidelines but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Residential Investor Loan Characteristics
The following tables summarize the characteristics of securitized and unsecuritized residential investor loans at March 31, 2025 and December 31, 2024.
Table 8.4 – Characteristics of Residential Investor Loans

March 31, 2025	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$187,001	$2,539,929	$1,172,533	$759,903
Average UPB of loans	1,989	3,140	5,479	1,692
Fair value of loans	169,372	2,389,804	1,111,276	769,382
Weighted average coupon	6.77%	5.35%	9.14%	9.55%
Weighted average remaining loan term (years)	10	4	1	1
Market value of loans pledged as collateral under debt facilities	$110,136	N/A	$1,090,743	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$39,865	$212,275	$243,288	$29,083
Average UPB of 90+ days delinquent loans (2)	7,973	4,332	13,516	1,531
Fair value of loans with 90+ day delinquencies (2)	18,469	N/A	202,982	N/A
Unpaid principal balance of loans in foreclosure (3)	—	59,449	38,225	9,703
Average UPB of loans in foreclosure (3)	—	4,246	4,247	1,078
Fair value of loans in foreclosure (3)	—	N/A	27,257	N/A

December 31, 2024	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$177,618	$2,639,485	$1,166,213	$810,285
Average UPB of loans	1,759	3,084	5,350	1,605
Fair value of loans	158,637	2,485,069	1,120,281	823,103
Weighted average coupon	6.84%	5.35%	9.11%	9.76%
Weighted average remaining loan term (years)	9	4	1	1
Market value of loans pledged as collateral under debt facilities	$120,417	N/A	$1,070,327	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$33,065	$194,143	$129,229	$20,964
Average UPB of 90+ days delinquent loans (2)	8,266	3,734	8,077	1,233
Fair value of loans with 90+ day delinquencies (2)	12,366	N/A	102,321	N/A
Unpaid principal balance of loans in foreclosure (3)	27,529	24,648	86,260	3,663
Average UPB of loans in foreclosure (3)	27,529	2,465	6,635	916
Fair value of loans in foreclosure (3)	8,500	N/A	67,858	N/A
(1)The fair value of the Term and Bridge loans held by consolidated entities were based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for CFEs.
(2)The number of loans 90+ days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent and loans where foreclosure is being pursued as a disposition strategy.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table presents the unpaid principal balance of residential investor loans recorded on our consolidated balance sheets at March 31, 2025 by collateral/strategy type.
Table 8.5 – Residential Investor Loans Collateral/Strategy Type

March 31, 2025	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single family rental	$117,294	$1,957,782	$—	$—
Multifamily	69,707	582,147	—	—
Bridge
Renovate / Build for Rent ("BFR") (1)	—	—	439,189	339,864
Single Asset Bridge ("SAB") (2)	—	—	82,258	274,715
Multifamily (3)	—	—	644,838	144,270
Third-Party Originated	—	—	6,248	1,054
Total Residential Investor Loans	$187,001	$2,539,929	$1,172,533	$759,903
(1)Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(2)Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
(3)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
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
The fair value of residential investor bridge loans of $1.88 billion at March 31, 2025 declined from $1.94 billion at December 31, 2024. Changes in the value of these loans during the first quarter of 2025 reflect the combination of loan payoffs and incremental negative fair value changes primarily resulting from higher bridge loan delinquencies on certain 2021 and 2022 vintage bridge loans. For the three months ended March 31, 2025 and December 31, 2024, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $206 million and $353 million, respectively. This balance included modifications to the contractual interest rates (including, in certain cases, deferrals of interest) on loans and modifications involving only extensions of loan maturities and/or covenant terms.
Loans with modifications involving reductions in contractual interest rates (including, in certain cases, deferrals of interest) had an aggregate unpaid principal balance of $68 million and $167 million at March 31, 2025 and December 31, 2024, respectively. In the three months ended March 31, 2025, modifications on these loans maintained a contractual interest rate of approximately 5.00% and 8.64%, of which 0% and 5.39% represented deferred interest, respectively. Of this balance, $68 million and $24 million, respectively, included loans that had previously been modified and the further modifications on these loans involved additional amendments to the contractual interest pay rate and deferred interest. We also provided maturity extensions, subject to mandatory partial repayments during the loan term, and established a hard lockbox along with funding interest reserves to cover debt service shortfalls. Of the $68 million in total aggregate unpaid principal balance that was further modified in the three months ended March 31, 2025, we have subsequently resolved in the second quarter of 2025 two of these loans totaling $36 million at the agreed upon modified terms.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Loans with modifications involving extensions in loan maturities and/or covenant terms had an aggregate unpaid principal balance of $138 million and $186 million at March 31, 2025 and December 31, 2024, respectively. While we continue to actively engage with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a routine asset management outcome for these loans, irrespective of market conditions. When we provide these types of maturity extensions, our asset management function also seeks to charge a fee. For both the first quarter of 2025 and fourth quarter of 2024, the average length of maturity extensions granted on residential investor bridge loans was under seven months and five months, respectively.
Nonaccrual Loans
Interest income is accrued on loans in the period the coupon interest is contractually earned until such time a loan is placed on non-accrual status.
A loan is generally placed on non-accrual status when it is probable that all principal and interest due under the contractual terms will not be collected and a loan is past due more than 90 days. At the time a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis when it is received. A loan remains on non-accrual status until the loan balance is deemed collectible or until such time the loan qualifies to be placed back on accrual status. Generally, a loan is placed back on accrual status when the loan becomes contractually current or the collection of past due and future payments is reasonably assured either through reinstatement by the borrower, recoverability on the estimated net equity in the underlying real estate property or both.
At March 31, 2025, residential investor loans with an aggregate unpaid principal balance of $342 million and an aggregate fair value of $265 million, respectively, were on non-accrual status. Of this balance, loans with $150 million aggregate unpaid principal balance were on full non-accrual of the contractual coupon interest and loans with $192 million aggregate unpaid principal balance were on non-accrual of deferred interest. Included in the balance of loans on non-accrual status that were less than 90 days past due (including loans that were contractually current) had an aggregate unpaid principal balance of $157 million as of March 31, 2025.
At December 31, 2024, residential investor loans with an aggregate unpaid principal balance of $343 million and an aggregate fair value of $282 million, respectively, were on non-accrual status. Of this balance, loans with $151 million aggregate unpaid principal balance were on full non-accrual of the contractual coupon interest and loans with $192 million aggregate unpaid principal balance were on non-accrual of deferred interest. Included in the balance of loans on non-accrual status that were less than 90 days past due (including loans that were contractually current) had an aggregate unpaid principal balance of $192 million as of December 31, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated jumbo loan securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at March 31, 2025 and December 31, 2024.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	March 31, 2025	December 31, 2024
Trading	$171,363	$193,749
AFS	204,602	211,474
Total Real Estate Securities	$375,965	$405,223
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
Refer to Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information and our accounting policies for our trading and AFS real estate securities.
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities generally include both residential and multifamily mortgage-backed interest-only and subordinate securities. Refer to Note 6 for further information on the inputs into the fair valuation of our real estate trading securities.
AFS Securities
The following tables present the detail of our AFS securities, by position and collateral type, at March 31, 2025 and December 31, 2024.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

March 31, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$39,106	$29,364	$113,293	$181,763
Gross unrealized gains	212	862	27,506	28,580
Gross unrealized losses	—	(29)	(4,858)	(4,887)
Allowance for credit losses	—	—	(854)	(854)
Total Carrying Value	$39,318	$30,197	$135,087	$204,602

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$39,135	$31,250	$121,053	$191,438
Gross unrealized gains	230	668	25,733	26,631
Gross unrealized losses	—	(51)	(5,623)	(5,674)
Allowance for credit losses	—	—	(921)	(921)
Total Carrying Value	$39,365	$31,867	$140,242	$211,474

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 9. Real Estate Securities - (continued)

March 31, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$39,318	$30,197	$40,535	$110,050
Multifamily securities	—	—	—	—
Sequoia securities	—	—	94,552	94,552
Total Fair Value	$39,318	$30,197	$135,087	$204,602

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$39,365	$28,948	$40,191	$108,504
Multifamily securities	—	2,919	8,830	11,749
Sequoia securities	—	—	91,221	91,221
Total Fair Value	$39,365	$31,867	$140,242	$211,474
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. During the three months ended March 31, 2025, we recorded a gain of $1 million on our sales of AFS securities. For the three months ended March 31, 2024 we did not sell any AFS securities. During the three months ended March 31, 2025, we had $3 million of net unrealized gains on AFS securities.
At March 31, 2025, we had $49 million of AFS securities with contractual maturities less than five years, $5 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at March 31, 2025 and December 31, 2024.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
March 31, 2025	$28,098	$(205)	$20,450	$(4,682)
December 31, 2024	30,351	(391)	19,817	(5,283)
At March 31, 2025, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheets included 88 AFS securities, of which 19 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2024, our consolidated balance sheets included 90 AFS securities, of which 20 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer.
Allowance for Credit Losses
Credit impairments on our AFS securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position. At March 31, 2025, our allowance for credit losses related to our AFS securities was $0.9 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three months ended March 31, 2025 and 2024.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(In Thousands)
Beginning balance allowance for credit losses	$921	$2,482
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(67)	(629)
Ending balance of allowance for credit losses	$854	$1,853

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 10. Home Equity Investments (HEI)
We invest in HEI contracts from third party originators and in 2023, we began to originate HEI directly. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
We co-sponsored two HEI securitization entities that we consolidated in accordance with GAAP, and have elected to account for them under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of income.
The following table presents our HEI at March 31, 2025 and December 31, 2024.
Table 10.1 – Home Equity Investments

(In Thousands)	March 31, 2025	December 31, 2024
Unsecuritized HEI	$262,405	$257,315
HEI held at consolidated HEI securitization entities	337,981	332,470
Total Home Equity Investments	$600,386	$589,785
The following table details our HEI activity during the three months ended March 31, 2025 and 2024.
Table 10.2 – Activity of HEI

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$1,834	$—	$307	$—
Net market valuation gains recorded	7,136	11,912	6,143	15,424
The following table provides the components of HEI income, net for the three months ended March 31, 2025 and 2024.
Table 10.3 – Components of HEI Income, net

(In Thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net market valuation gains recorded on Unsecuritized HEI	$7,136	$6,143
Net market valuation gains recorded on Securitized HEI	11,912	15,424
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(3,769)	(7,409)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(5,208)	(5,127)
Other	95	$55
Total HEI income, net	$10,166	$9,086
(1)Amount includes interest expense associated with ABS issued, which totaled $3 million for the three months ended March 31, 2025 and 2024, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 11. Servicing Investments
Servicing Investments at March 31, 2025 and December 31, 2024 are summarized in the following table.
Table 11.1 – Components of Servicing Investments

(In Thousands)	March 31, 2025	December 31, 2024
Servicer advance investments, at fair value	$234,423	$233,820
Excess MSRs, at fair value	31,084	32,274
MSRs, at fair value	32,783	31,589
Total Servicing Investments	$298,290	$297,683
We account for our Servicer advance investments, Excess MSRs and MSRs at fair value. Refer to Note 6 for further information on the inputs into the fair valuation of these components. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these components and related transactions. For the three months ended March 31, 2025 and 2024, income from Servicing investments included Other interest income of $7 million and $8 million, respectively, Investment fair value changes, net of negative $3 million and negative $2 million, respectively, and Servicing income, net of $3 million and $4 million, respectively.
Note 12. Strategic Investments
Strategic Investments at March 31, 2025 and December 31, 2024 are summarized in the following table.
Table 12.1 – Components of Strategic Investments

(In Thousands)	March 31, 2025	December 31, 2024
Strategic investments, equity method	$54,963	$48,767
Strategic investments, measurement alternative	26,446	25,896
Strategic investments, at fair value	3,460	3,460
Total Strategic Investments	$84,869	$78,123
Income from Strategic Investments for the three months ended March 31, 2025 and 2024 are summarized in the following table.
Table 12.2 – Components of Income From Strategic Investments, net

	Three Months Ended	Three Months Ended
(In Thousands)	March 31, 2025	March 31, 2024
Other income (loss), net (1)	$1,179	$(944)
Investment fair value changes, net (2)	(80)	650
Total Strategic Investments Income, Net	$1,099	$(294)
(1)Represents net equity method earnings from our Strategic investments that are accounted for under the equity method.
(2)Includes Investment fair value changes related to our Strategic investments that are accounted for under the measurement alternative for equity securities without readily determinable fair values. For the three months ended March 31, 2025, includes Investment fair value gains of $0.5 million and investment fair value losses of $0.4 million under the measurement alternative.
Depending on the terms of the strategic investments, we may account for these investments under the fair value option, as non-marketable equity securities under the equity method of accounting or the measurement alternative for equity securities without readily determinable fair values. Refer to Note 6 for further information on the inputs into the fair valuation of these components. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these components and related transactions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 12. Strategic Investments - (continued)
Joint Ventures
In the second quarter of 2023, we established a joint venture with an institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. At March 31, 2025, the carrying value of our investment in the joint venture was $3 million. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. For the three months ended March 31, 2025, we recognized net equity method earnings of $0.1 million through Other income, net in our Consolidated statements of income.
In the first quarter of 2024, we established a joint venture with another institutional investment manager to invest in residential investor bridge and term loans originated by us. At March 31, 2025, the carrying value of our investment in the joint venture was $28 million. We account for our investment in the joint venture under the equity method of accounting as we have a minority non-controlling interest approximating 20% across both Redwood's direct equity capital contribution to joint venture entities and joint venture co-investments, and we are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. We recognized net equity method earnings of $2 million for the three months ended March 31, 2025, through Other income, net in our Consolidated statements of income.
See Note 8 for further information on residential bridge loans sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 13. Derivative Financial Instruments
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. We account for our derivative contracts, including loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") qualifying as derivatives under GAAP, at fair value. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2025, we assessed this risk as remote and did not record an associated specific valuation adjustment. At March 31, 2025, we were in compliance with our derivative counterparty ISDA agreements.
The following table presents the fair value and notional amount of our derivatives at March 31, 2025 and December 31, 2024.
Table 13.1 – Fair Value and Notional Amount of Derivatives

	March 31, 2025		December 31, 2024
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
TBAs	$7,488	$1,180,000	$—	$—
Interest rate futures	3,666	324,000	16,446	712,500
Swaptions	126,250	7,950,000	23,738	8,245,000
Assets - Other Derivatives
LPCs and IRLCs (2)	21,505	1,638,757	5,819	919,888
Total Assets (1)	$158,909	$11,092,757	$46,003	$9,877,388

Liabilities - Risk Management Derivatives
TBAs	$(3,454)	$800,500	$(16,249)	$1,350,000
Interest rate futures	(4,683)	784,500	(6,915)	830,500
Liabilities - Other Derivatives
LPCs (2)	(4,698)	638,878	(496)	157,985
Total Liabilities (1)	$(12,835)	$2,223,878	$(23,660)	$2,338,485
Total Derivatives, Net (1)	$146,074	$13,316,635	$22,343	$12,215,873
(1)For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.
(2)Included in this balance is a $1 billion loan purchase commitment we executed during the three months ended March 31, 2025 with a large money-center bank to acquire a pool of primarily seasoned jumbo loans. This trade has subsequently settled in the second quarter of 2025. See further details in Note 7.
The following table presents the market valuation gains and losses on our derivatives for the three months ended March 31, 2025 and 2024.
Table 13.2 – Market Valuation Gains (Losses) on Derivatives, net

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(In Thousands)
Risk Management Derivatives (1)	$38,473	$9,979
LPCs and IRLCs (2)	31,254	(6,351)
Market Valuation Gains on Derivatives, net	$69,727	$3,628
(1)Market valuation gains on risk management derivatives used to manage the mark-to-market risks associated with our Mortgage Banking operations are recorded in Mortgage banking activities, net and market valuation gains (losses) on all other derivatives are recorded in Investment fair value changes, net on our consolidated statements of income.
(2)Market valuation gains (losses) on LPCs and IRLCs are recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $63 million and $64 million at March 31, 2025 and December 31, 2024, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three months ended March 31, 2025 and 2024, we reclassified $1 million of realized net losses from Accumulated other comprehensive loss into Interest expense. As of March 31, 2025, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Note 14. Offsetting Assets and Liabilities
Certain of our derivatives and debt obligations are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our balance sheets. However, we do not elect to report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our master netting arrangements.
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at March 31, 2025 and December 31, 2024.
Table 14.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2025 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Swaptions	$126,250	$—	$126,250	$—	$(114,408)	$11,842
TBAs	7,488	—	7,488	(1,640)	(4,747)	1,101
Interest rate futures	3,666	—	3,666	(25)	—	3,641
Total Assets	$137,404	$—	$137,404	$(1,665)	$(119,155)	$16,584

Liabilities (2)
Interest rate agreements	$—	$—	$—	$—	$—	—
TBAs	(3,454)	—	(3,454)	1,640	1,814	—
Interest rate futures	(4,683)	—	(4,683)	25	4,658	—
Loan warehouse debt	(630,076)	—	(630,076)	630,076	—	—
Total Liabilities	$(638,213)	$—	$(638,213)	$631,741	$6,472	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 14. Offsetting Assets and Liabilities - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 15. Other Assets and Liabilities
Other Assets
Other assets at March 31, 2025 and December 31, 2024 are summarized in the following table.
Table 15.1 – Components of Other Assets

(In Thousands)	March 31, 2025	December 31, 2024
Accrued interest receivable	$127,071	$115,832
Real estate owned	78,544	91,927
Investment receivable	40,862	69,793
Deferred tax asset	27,145	27,145
Margin receivable	23,805	28,313
Intangible assets	16,847	19,049
Operating lease right-of-use assets	11,183	9,167
Fixed assets and leasehold improvements (1)	4,251	4,674
Other (2)	38,035	49,817
Total Other Assets	$367,743	$415,717
(1)Fixed assets and leasehold improvements had a basis of $17 million and accumulated depreciation of $13 million at March 31, 2025.
(2)Consists primarily of receivables related to escrow advances and joint ventures.
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held at consolidated securitization entities during the three months ended March 31, 2025.
Table 15.2 – REO Activity

	Three Months Ended March 31, 2025
(In Thousands)	Bridge (1)	Securitized Re-Performing Loans	Securitized Term	Total
Balance at beginning of period	$77,678	$2,987	$11,262	$91,927
Transfers to REO	2,212	846	—	3,058
Liquidations (2)	(225)	(2,111)	(2,684)	(5,020)
Changes in fair value, net	(13,587)	634	—	(12,953)
Other (3)	1,532	—	—	1,532
Balance at End of Period	$67,610	$2,356	$8,578	$78,544
(1)Includes REO that were previously either unsecuritized Bridge loans or Bridge loans within consolidated securitization entities.
(2)For the three months ended March 31, 2025, REO market valuation adjustments and liquidations resulted in net valuation losses of $13 million, which were recorded in Investment fair value changes, net on our consolidated statements of income.
(3)Represents construction draws that were capitalized to the REO balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2025 and December 31, 2024 are summarized in the following table.
Table 15.3 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2025	December 31, 2024
Payable to non-controlling interests	$130,255	$123,258
Margin payable	120,187	20,340
Accrued interest payable	81,796	70,988
Accrued compensation	19,552	34,002
Operating lease liabilities	13,069	11,028
Accrued operating expenses	13,398	11,074
Accrued taxes payable	5,544	—
Current accounts payable	10,098	6,803
Unsettled trades	34,921	5,127
Guarantee obligations	2,447	2,806
Repurchase reserve	4,430	4,727
Bridge loan holdbacks (1)	2,148	2,148
Preferred stock dividends payable	1,478	1,478
Other	17,195	19,958
Total Accrued Expenses and Other Liabilities	$456,518	$313,737
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Legal and Repurchase Reserves
See Note 19 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 16 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at March 31, 2025, the carrying value of their interests was $24 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three months ended March 31, 2025, we allocated $2 million of income to the co-investors, respectively, recorded in Other expenses on our consolidated statements of income.
Additionally, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 10 for a further discussion of the HEI securitizations. We account for the co-investors' interests in the HEI securitization entities as liabilities, and at March 31, 2025, the carrying value of their interests was $88 million, representing the fair value of their economic interests in the beneficial interests issued by the HEI entities. During the three months ended March 31, 2025, the third-party investors' share of earnings, net from their retained interests was $5 million, recorded through HEI income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 16. Principles of Consolidation
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at fair value or amortized cost. These include two CAFL bridge loan securitizations and a Freddie Mac SLST re-securitization for which the ABS are accounted at amortized cost and two Sequoia re-securitizations for which the ABS are accounted at fair value. See Note 17 for additional information regarding the Sequoia re-securitizations.
The following table presents a summary of the assets and liabilities of our consolidated VIEs at March 31, 2025 and December 31, 2024.
Table 16.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2025	Sequoia (2)	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$10,176,418	$—	$1,281,550	$—	$—	$—	$11,457,968
Residential investor loans, held-for-investment	—	3,159,186	—	—	—	—	3,159,186
Consolidated Agency multifamily loans	—	—	—	423,673	—	—	423,673
Real estate securities	101,511	—	—	—	—	—	101,511
Home equity investments	—	—	—	—	—	337,981	337,981
Other investments	—	—	—	—	262,159	—	262,159
Cash and cash equivalents	—	—	—	—	19,691	—	19,691
Restricted cash	256	42,867	—	—	—	8,602	51,725
Accrued interest receivable	50,578	20,839	4,441	1,245	2,116	—	79,219
Other assets	—	36,643	2,356	—	3,511	468	42,978
Total Assets	$10,328,763	$3,259,535	$1,288,347	$424,918	$287,477	$347,051	$15,936,091
Debt Obligations	$—	$—	$—	$—	$161,174	$—	$161,174
Accrued interest payable	42,907	9,593	3,968	1,115	347	—	57,930
Accrued expenses and other liabilities	1,377	29,400	—	—	29,572	88,130	148,479
Asset-backed securities issued	9,920,025	2,782,662	1,158,747	388,109	—	208,700	14,458,243
Total Liabilities	$9,964,309	$2,821,655	$1,162,715	$389,224	$191,093	$296,830	$14,825,826

Value of our investments in VIEs (1)	$357,975	$435,972	$125,159	$35,563	$96,384	$50,221	$1,101,274
Number of VIEs	58	21	3	1	3	2	88

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 16. Principles of Consolidation - (continued)

December 31, 2024	Sequoia (2)	CAFL (1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$8,819,554	$—	$1,244,722	$—	$—	$—	$10,064,276
Residential investor loans, held-for-investment	—	3,308,172	—	—	—	—	3,308,172
Consolidated Agency multifamily loans	—	—	—	424,597	—	—	424,597
Real estate securities	79,285	—	—	—	—	—	79,285
Home equity investments	—	—	—	—	—	332,470	332,470
Other investments	—	—	—	—	262,353	—	262,353
Cash and cash equivalents	—	—	—	—	13,243	—	13,243
Restricted cash	248	22,385	—	—	—	8,403	31,036
Accrued interest receivable	43,503	19,998	4,510	1,245	2,078	—	71,334
Other assets	7	60,859	2,987	—	3,870	453	68,176
Total Assets	$8,942,597	$3,411,414	$1,252,219	$425,842	$281,544	$341,326	$14,654,942
Debt Obligation	$—	$—	$—	$—	$159,031	$—	$159,031
Accrued interest payable	37,191	9,410	4,062	1,119	359	—	52,141
Accrued expenses and other liabilities	103	28,672	—	—	27,167	82,921	138,863
Asset-backed securities issued	8,585,077	2,932,749	1,151,847	389,434	—	211,097	13,270,204
Total Liabilities	$8,622,371	$2,970,831	$1,155,909	$390,553	$186,557	$294,018	$13,620,239

Value of our investments in VIEs (1)	$313,833	$438,590	$95,863	$35,163	$94,987	$47,308	$1,025,744
Number of VIEs	54	21	3	1	3	2	84
(1)The value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At March 31, 2025 and December 31, 2024, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election were $327 million and $326 million, respectively. At both March 31, 2025 and December 31, 2024, the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $29 million, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. At March 31, 2025 and December 31, 2024, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $264 million and $242 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.
(2)Additionally, the ABS from two Sequoia re-securitizations are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at March 31, 2025). At March 31, 2025, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $532 million, with the difference in value of our investments in these VIEs reflected in the March 31, 2025 table above representing $102 million of consolidated Sequoia securities in the Sequoia re-securitization and $276 million of ABS issued at fair value.
Unconsolidated VIEs with Continuing Involvement
We have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2025, and accounted for these transfers as sales for financial reporting purposes, in accordance with GAAP. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 16. Principles of Consolidation - (continued)
The following table presents additional information at March 31, 2025 and December 31, 2024, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 16.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2025	December 31, 2024
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$36,865	$36,811
Subordinate securities, classified as AFS	94,552	91,221
Mortgage servicing rights	13,110	12,556
Maximum loss exposure (1)	$144,527	$140,588
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
Note 17. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 16 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at March 31, 2025 and December 31, 2024, along with other selected information, are summarized in the following table.
Table 17.1 – Asset-Backed Securities Issued

	March 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$10,467,540	$9,920,025	2.66% to 8.54%	2028-2063	58
CAFL (1)	2,654,806	2,590,702	2.78% to 7.89%	2027-2033	19
Freddie Mac SLST	1,059,336	1,020,138	3.50%	2028-2029	2
Freddie Mac K-Series	391,468	388,109	3.42%	2025	1
HEI	209,301	208,700	4.0% to 6.71%	2052-2053	2
ABS Issued at Fair Value	$14,782,451	$14,127,674
CAFL	191,960	191,960	2.31% to 4.42%	2029	2
Freddie Mac SLST	140,512	138,609	7.50%	2059	1
ABS Issued at Amortized Cost	$332,472	$330,569
Total ABS Issued	$15,114,923	$14,458,243

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 17. Asset-Backed Securities Issued - (continued)

	December 31, 2024
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$9,220,157	$8,585,077	2.66% to 8.52%	2028-2063	54
CAFL (1)	2,752,657	2,687,977	2.76% to 7.89%	2027-2033	19
Freddie Mac SLST	1,075,249	1,005,945	3.50%	2028-2029	2
Freddie Mac K-Series	393,762	389,434	3.41%	2025	1
HEI	212,484	211,097	3.96% to 6.71%	2052-2053	2
ABS Issued at Fair Value	$13,654,309	$12,879,530
CAFL	244,772	244,772	2.31% to 4.38%	2029	2
Freddie Mac SLST	148,180	145,902	7.50%	2059	1
ABS Issued at Amortized Cost	$392,952	$390,674
Total ABS Issued	$14,047,261	$13,270,204
(1)Includes ABS issued from a consolidated VIE entity formed in connection with the financing of residential investor bridge loans sponsored by our joint venture. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2027 and beginning in June 2027, the interest rate on the ABS issued increases by 1.5% through final maturity in November 2031. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through November 2026), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At March 31, 2025, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 16 for detail on the carrying value components of the collateral for ABS issued and outstanding.
In February 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $100 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 8.5% at issuance, increasing by 3.0% after the payment date occurring in January 2027. The ABS issued are subject to an optional redemption beginning in January 2026 and have a final stated maturity in May 2055. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At March 31, 2025, the collateral for the Sequoia re-securitization trust included $20 million of Sequoia securities we owned from unconsolidated Sequoia securitization trusts as well as $88 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at March 31, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 16 to the Consolidated Financial Statements of our 2024 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 18. Debt Obligations, Net
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
At March 31, 2025, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these investments. Refer to Note 17 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our debt obligations.
The following tables summarize our debt obligations at March 31, 2025 and December 31, 2024.
Table 18.1 – Debt Obligations, Net

	March 31, 2025
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Facilities:
Residential consumer loan warehouse facilities	8	$1,210,265	$1,210,265	$2,875,000	6.13%	5/2025-2/2026	$1,289,721
Residential investor loan warehouse facilities	2	234,338	234,281	800,000	7.36%	6/2025-7/2025	335,708
Real estate securities repurchase facilities	5	236,325	236,325	—	5.51%	4/2025-6/2025	314,108
Residential MSR warehouse facility	1	68,274	68,274	75,000	7.57%	10/2025	139,720
HEI warehouse facility	1	91,777	91,777	150,000	8.82%	12/2025	207,778

Recourse Subordinate Securities Financing:
CAFL securities (3)	1	267,010	266,013	N/A	7.54%	9/2028	319,926

Long-Term Facilities:
Residential investor loan warehouse facilities	5	554,322	552,610	1,530,000	7.77%	5/2026-4/2027	865,171
Servicer advance financing	1	161,907	161,174	200,000	6.27%	12/2026	229,708
Secured revolving financing facility (4)	1	200,000	196,187	250,000	9.30%	3/2026	302,815

Corporate Debt:
Promissory notes (3) (5)	3	11,619	11,619	—	7.07%	N/A	—
5.75% exchangeable senior notes (3)	1	123,574	123,309	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	247,170	243,065	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,871	N/A	6.80%	1/2037, 7/2037	N/A
9.125% Senior Notes (3)	1	60,000	57,980	N/A	9.13%	3/2029	N/A
9.0% Senior Notes (3)	1	85,000	82,235	N/A	9.00%	9/2029	N/A
9.125% Senior Notes (3)	1	90,000	86,700	N/A	9.13%	3/2030	N/A
Total Debt Obligations		$3,781,081	$3,760,685				$4,004,655

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 18. Debt Obligations, Net - (continued)

	December 31, 2024
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral
Short-Term Facilities:
Residential consumer loan warehouse facilities	7	$956,010	$956,010	$2,175,000	6.24%	3/2025-10/2025	$1,005,926
Residential investor loan warehouse facilities	2	223,975	223,876	800,000	7.31%	6/2025-7/2025	300,843
Real estate securities repurchase facilities	6	210,352	210,352	—	5.81%	1/2025-3/2025	281,997
Residential MSR warehouse facility	1	58,164	58,164	75,000	7.65%	10/2025	91,506
HEI warehouse facility	1	97,497	97,497	150,000	9.00%	12/2025	207,097

Recourse Subordinate Securities Financings:
CAFL securities (3)	1	268,240	267,140	N/A	7.54%	9/2028	318,106

Long Term Facilities:
Residential investor loan warehouse facilities	5	615,036	613,129	1,530,000	7.83%	5/2026-4/2027	889,901
Servicer advance financing	1	159,798	159,031	200,000	6.32%	12/2026	233,820
Secured revolving financing facility (4)	1	225,000	220,234	250,000	9.50%	3/2026	372,396

Corporate Debt:
Promissory notes (3) (5)	3	12,859	12,859	—	7.06%	N/A	—
5.75% exchangeable senior notes (3)	1	123,574	123,087	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	247,170	242,652	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,860	N/A	7.10%	1/2037, 7/2037	N/A
9.125% Senior Notes (3)	1	60,000	57,877	N/A	9.13%	3/2029	N/A
9.0% Senior Notes (3)	1	85,000	82,112	N/A	9.00%	9/2029	N/A
Total Debt Obligations		$3,482,175	$3,462,880				$3,701,592
(1)Carrying value presented net of total deferred issuance costs of $20 million at both March 31, 2025 and December 31, 2024.
(2)Variable rate borrowings are based on 1- or 3-month SOFR, plus an applicable spread.
(3)Borrowing has a fixed interest rate at period end.
(4)Facility may be extended for one year at our option.
(5)Promissory notes payable on demand to lender with 90-day notice.
In January 2025, Redwood issued $90 million of 9.125% Senior Notes due in 2030. The Senior Notes are senior unsecured obligations of Redwood and bear interest at a rate equal to 9.125% per year, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on June 1, 2025. The Senior Notes mature on March 1, 2030. We may redeem the Senior Notes, in whole or in part, at any time on or after March 1, 2027 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 19. Commitments and Contingencies
Lease Commitments
At March 31, 2025, we were obligated under nine non-cancelable operating leases with expiration dates through 2031 for $15 million of cumulative lease payments. For both the three-months ended March 31, 2025 and 2024, our operating lease expense was $1 million and $1 million, respectively.
During the three months ended March 31, 2025, we entered into two new office leases with a lease term of greater than one year.
At March 31, 2025, our operating lease liabilities were $13 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $11 million, which were a component of Other assets.
Commitment to Fund Residential Investor Bridge Loans
As of March 31, 2025, we had commitments to fund up to $350 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At March 31, 2025, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three months ended March 31, 2025, we recorded net market valuation income of $0.4 million, related to this liability through Investment of fair value changes, net and on our consolidated statements of income.
Commitment to Fund Joint Ventures
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $100 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At March 31, 2025, we had contributed $25 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At March 31, 2025, we had contributed $5 million of capital to the joint venture.
For additional information related to our commitments and contingencies, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Loss Contingencies — Repurchase Reserves
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential consumer loans we have sold to securitization trusts or third parties, residential investor loans we have sold to third parties, and conforming residential consumer loans that we have purchased from third parties. We do not originate residential consumer loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans, as applicable. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation. As of March 31, 2025, we were not aware of any material unsettled repurchase claims for these groups of sold loans.
For residential investor loans sold to securitization trusts, we record estimated losses on loans we are required to repurchase through Investment fair value changes, net as a component of the loan fair value for the corresponding CFE. As of March 31, 2025, there was one outstanding repurchase claim on two residential investor loans we expect to repurchase from a securitization trust and for which we had recorded an estimated $4 million of valuation losses through Investment fair value changes, net on our consolidated statements of income as of March 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 19. Commitments and Contingencies - (continued)
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 18 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
For additional information related to our commitments and contingencies, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 20. Equity
The following tables provides a summary of changes to accumulated other comprehensive income (loss) by component for three months ended March 31, 2025 and 2024.
Table 20.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$20,967	$(64,038)	$(43,071)	$10,219	$(68,176)	$(57,957)
Other comprehensive income before reclassifications	3,422	—	3,422	8,656	—	8,656
Amounts reclassified from other accumulated comprehensive income (loss)	(709)	1,018	309	(629)	1,029	400
Net current-period other comprehensive income (loss)	2,713	1,018	3,731	8,027	1,029	9,056
Balance at End of Period	$23,680	$(63,020)	$(39,340)	$18,246	$(67,147)	$(48,901)
The following tables provide a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.
Table 20.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2025	2024
Net Realized (Gain) Loss on AFS Securities
Decrease in allowance for credit losses on AFS securities	Investment fair value changes, net	$(67)	$(629)
(Gain) loss on sale of AFS securities	Realized gains, net	(642)	—
		$(709)	$(629)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,018	$1,029
		$1,018	$1,029
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the three months ended March 31, 2025, we did not issue any shares of common stock under this program. At March 31, 2025, the remaining share issuance capacity under this program was approximately $50 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 20. Equity - (continued)
Issuance of Preferred Stock
In January 2023, Redwood issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the three months ended March 31, 2025, the Company declared preferred stock dividends of $0.625 per preferred share. At March 31, 2025, preferred dividends payable totaling $1 million for the first quarter 2025 dividend were included in Accrued expenses and other liabilities and were payable on April 15, 2025 to preferred stockholders of record on April 1, 2025.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended March 31, 2025, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At March 31, 2025, approximately six million shares remained outstanding for future offerings under this plan.
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
The Warrants met the criteria for equity classification under GAAP and are recorded as a component of Additional paid-in-capital in Equity on our Consolidated Balance Sheets. The Warrants were valued at $0.8 million on the issuance date and are not subject to subsequent remeasurement. See Note 21 for discussion on the impact of the Warrants on earnings per common share.
For additional information related to our equity, see Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 21. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2025 and 2024.
Table 21.1 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2025	2024
Basic Earnings per Common Share:
Net income available to common stockholders	$14,397	$28,512
Less: Dividends and undistributed earnings allocated to participating securities	(1,412)	(1,356)
Net income available to common stockholders	$12,985	$27,156
Basic weighted average common shares outstanding	132,766,199	131,570,347
Basic Earnings per Common Share	$0.10	$0.21
Diluted Earnings per Common Share:
Net income available to common stockholders	$14,397	$28,512
Less: Dividends and undistributed earnings allocated to participating securities	(1,412)	(1,356)
Net income available to common stockholders	$12,985	$27,156
Weighted average common shares outstanding	132,766,199	131,570,347
Net effect of dilutive equity awards	—	—
Net effect of assumed convertible notes conversion to common shares	—	—
Diluted weighted average common shares outstanding	132,766,199	131,570,347
Diluted Earnings per Common Share	$0.10	$0.21
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
During the three months ended March 31, 2025 and 2024, none of our convertible or exchangeable senior notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible and exchangeable senior notes due in 2024 and 2025, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three months ended March 31, 2025, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For the three months ended March 31, 2025 and 2024, 30,479,037 and 35,673,554 of common shares related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share, respectively. For the three months ended March 31, 2025 and 2024, the number of outstanding equity awards that were antidilutive totaled 22,451 and 22,161 common shares, respectively.
For additional information regarding EPS, see Note 20 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 22. General and Administrative Expenses
Components of our general and administrative expenses for the three months ended March 31, 2025 and 2024 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses

	Three Months Ended March 31,
(In Thousands)	2025	2024
Fixed compensation expense (1)	$15,989	$16,257
Long-term incentive award expense (2)	5,669	6,487
Annual variable compensation expense	5,936	2,917
Systems and consulting	3,784	3,201
Office costs	1,979	2,082
Accounting and legal	1,599	1,217
Corporate costs	738	872
Other	1,777	1,536
Total General and Administrative Expenses	$37,471	$34,569
(1)Includes $2 million of severance and transition-related expenses for the three months ended March 31, 2024.
(2)For the three months ended March 31, 2025 and 2024, long-term incentive award expense included $6 million of expense, respectively, with $5 million awards settleable in shares of our common stock, and $1 million awards settleable in cash.
For additional information related to cash-settled long-term incentive awards, see Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 23. Taxes
The Company's effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and REIT GAAP income not subject to federal income tax.
The Company's effective tax rate was 27.9% and 1.7% for the three months ended March 31, 2025 and 2024.
We assessed our tax positions for all open tax years (i.e., Federal, 2021 to 2025, and State, 2020 to 2025) at March 31, 2025 and December 31, 2024, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
As of March 31, 2025, the Company has a valuation allowance of $118 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $27 million at March 31, 2025, as it believes it is more likely than not that the net deferred tax assets will be realized.

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
For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2024.
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, opportunities, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2025 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market, and our current expectation to achieve annualized returns on equity in the 9% to 12% range in the second half of 2025; (iii) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share, including our current target returns related to capital deployment opportunities between 15% and 20% on third-party portfolio and retained operating investments; (iv) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we locked in anticipation of purchase during the first quarter of 2025 and at March 31, 2025, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (v) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2025; and (vi) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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
•the impact of tariffs and global trade disruptions on us;
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

OVERVIEW
Business Update
Our results during the first quarter of 2025 demonstrate the progress of our strategic objectives, especially as our business lines —which encompass a broad suite of non-Agency products, connect borrowers not well-served by government programs with global asset allocators seeking exposure to U.S. housing. While the large money-center banks recently reported quarterly mortgage volume declines of 20% to 30%, our Sequoia jumbo lock volumes rose 73% from the prior quarter to $4 billion, our highest quarterly volume since the third quarter of 2021, which was a period of extreme quantitative easing by the Federal Reserve. Growth in our quarterly jumbo loan flow volume was supplemented by the acquisition of large, seasoned loan pools from both money-center and regional banks, driving higher annualized return on equity (“ROE”) for our Sequoia Mortgage Banking segment, with margins remaining above our historical target range. After making significant inroads with depositories over the past few years, bulk activity with banks now represents a unique and active addressable market for us.
During the first quarter, we expanded our Aspire platform by offering to our seller base an expanded set of loan products tailored to borrowers requiring an alternative underwriting approach. Aspire achieved lock volume of over $100 million in the first quarter, across nearly 25 sellers, including large mortgage originators who have recently broadened their mandates to include this type of lending. Aspire’s current focus is targeted at origination criteria outside of the conventional “W-2” borrower, a historically manual underwriting discipline that can be uniquely influenced by technology enhancements. This notably includes artificial intelligence (“AI”), a technology that continues to dominate the tech landscape. Redwood is actively developing its own data and AI capabilities to more effectively harness this potential and transform the borrowing experience for the prospective homeowners that our loan sellers serve. By providing these innovations to both specialty non-QM originators and the large sellers we’ve served for decades, our loan acquisition funnel could emerge over time as a distinct competitive advantage in the sector.
Away from our Sequoia Mortgage Banking segment, CoreVest funded $482 million in loans during the first quarter of 2025, a 4% decrease from the fourth quarter of 2024 (historically the strongest calendar quarter for residential investor lending), but a 48% jump compared to the first quarter of 2024. This year-over-year growth highlights success in expanding our sourcing channels for smaller-balance, more liquid products, including Residential Transition Loans (“RTL”) (formerly referred to as single-asset bridge) and DSCR products. We see substantial growth potential in products where we remain underpenetrated, positioning CoreVest for further momentum in 2025. Extreme market volatility may be causing the tide to go out for certain of our direct competitors, aiding our efforts to prudently grow market share in this space, particularly through established ties with large private credit partners. Given our capital-light strategy for this business, we expect to reduce the amount of new CoreVest loan origination volume held on balance sheet, with the majority distributed through private credit partnerships with the potential to generate scalable fee income for our platform.
These relationships with institutional investors remain a competitive strength, especially as more banks retreat from mortgage lending or seek to serve customers in a capital-light fashion. A byproduct of the government’s outsize role in housing is how underinvested many large capital allocators remain in U.S. mortgages. This was a key driver behind our joint ventures and ongoing momentum with other investors. As we pursue our 2025 volume objectives, strategic partnerships will remain a key part of our growth initiatives.
In the first quarter of 2025, we took efforts to differentiate our ongoing deployment activities – primarily working capital for our mortgage banking platforms, co-investments made through our joint venture partnerships, and opportunistic purchases from third parties – from our older-vintage bridge loan portfolio and certain seasoned third-party investments. We have begun taking steps to accelerate the reduction of our legacy bridge loan portfolio in order to streamline our operations and focus our human and investment capital on strategic go-forward activities. We have accordingly refined the disclosures in the Results of Operations for our Redwood Investments segment to articulate relative financial performance between legacy assets and on-the-run core investments. We believe this delineation will help provide clearer visibility into our pathway toward sustainable earnings growth.

RESULTS OF OPERATIONS
Within this Results of Operations section, in accordance with Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by comparing our quarter ended March 31, 2025 to the immediate preceding quarter. We believe that providing a sequential discussion of our results of operations offers highly relevant information for investors and stakeholders to understand and analyze our business activities. Additionally, we generally continue to address material changes in our results of operations for the most recent fiscal year-to-date period, compared to the corresponding year-to-date period of the preceding fiscal year, pursuant to Item 303(c)(2)(i) of Regulation S-K. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2025, compared to the first quarter of 2024.
Consolidated Results of Operations
The following table presents the components of our net income (loss) for the three months ended March 31, 2025 to the immediate preceding quarter ended December 31, 2024 and year-to-date period ended March 31, 2024.
Table 1 – Net Income (Loss)

	Three Months Ended			Three Months Ended
(In Thousands, except per Share Data)	March 31, 2025	December 31, 2024	Change	March 31, 2025	March 31, 2024	Change
Net Interest Income From:
Sequoia mortgage banking	$18,344	$17,025	$1,319	$18,344	$6,047	$12,297
CoreVest mortgage banking	2,005	1,143	862	2,005	894	$1,111
Redwood Investments	23,453	23,650	(197)	23,453	29,599	(6,146)
Corporate/other	(15,860)	(14,211)	(1,649)	(15,860)	(12,330)	$(3,530)
Net Interest Income	$27,942	$27,607	$335	$27,942	$24,210	$3,732
Non-Interest Income
Sequoia mortgage banking activities, net	22,151	16,792	5,359	22,151	7,827	14,324
CoreVest mortgage banking activities, net	10,902	9,557	1,345	10,902	6,729	4,173
Investment fair value changes, net	(5,188)	(25,492)	20,304	(5,188)	21,837	(27,025)
HEI income, net	10,166	6,389	3,777	10,166	9,086	1,080
Servicing income	3,407	6,390	(2,983)	3,407	4,225	(818)
Fee income	2,351	3,578	(1,227)	2,351	1,001	1,350
Other income (loss), net	1,550	687	863	1,550	(775)	2,325
Realized gains (losses), net	567	(314)	881	567	409	158
Total non-interest income, net	45,906	17,587	28,319	45,906	50,339	(4,433)
General and administrative expenses	(37,471)	(32,532)	(4,939)	(37,471)	(34,569)	(2,902)
Portfolio management costs	(6,491)	(6,098)	(393)	(6,491)	(3,597)	(2,894)
Loan acquisition costs	(3,568)	(3,598)	30	(3,568)	(2,237)	(1,331)
Other expenses	(3,909)	(3,322)	(587)	(3,909)	(3,361)	(548)
Total Operating expenses	(51,439)	(45,550)	(5,889)	(51,439)	(43,764)	(7,675)
Net Income (Loss) Before Income Taxes	22,409	(356)	22,765	22,409	30,785	(8,376)
Provision for income taxes	(6,262)	(6,262)	—	(6,262)	(523)	(5,739)
Net Income (Loss)	16,147	(6,618)	22,765	16,147	30,262	(14,115)
Dividends on preferred stock	(1,750)	(1,758)	8	(1,750)	(1,750)	—
Net Income (Loss) Available (Related) to Common Stockholders	$14,397	$(8,376)	$22,773	$14,397	$28,512	$(14,115)

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
Net Interest Income
Net interest income increased by $0.3 million during the first quarter of 2025, primarily driven by our mortgage banking operations. The increase of $1 million in net interest income from Sequoia Mortgage Banking operations was primarily as a result of lower variable-rate borrowing costs on our loan warehouse facilities.
Corporate net interest expense increased by $1.6 million during the first quarter of 2025. The increase was related to the higher cost of corporate unsecured debt relative to repurchases and payoffs of older vintage, lower coupon convertible debt. In particular, the majority of this increase was associated with the issuance of $90 million of 9.125% senior notes issued in January 2025.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Mortgage Banking activities, net increased by $7 million during the first quarter of 2025, primarily due to higher Sequoia Mortgage Banking revenues.
The increase in Sequoia Mortgage Banking activities of $5 million was primarily attributable to an increase in lock volumes of 73% from last quarter from banks and independent mortgage bankers ("IMBs") across bulk and flow transactions, including our purchase commitment to buy a $1 billion bulk pool of seasoned jumbo loans from a large bank.
The increase in CoreVest Mortgage Banking activities of $1 million was primarily attributable to improved economics from whole loan sales and sales to joint ventures, which partially offset slightly lower margins and a 4% decline in funding volumes quarter over quarter.
A more detailed analysis of the changes in this line item is included in the “Sequoia Mortgage Banking Segment” and “CoreVest Mortgage Banking Segment” sections that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net improved by $20 million to a $5 million loss during the first quarter of 2025, driven in part by investment fair value gains, net on Third-Party Portfolio Investments as a decline in benchmark interest rates resulted in higher valuations. This was partially offset by higher residential bridge loan delinquencies resulting in incremental negative fair value changes on certain 2021 and 2022 vintage bridge loans in Legacy Bridge Loan Investments.
A more detailed analysis of the changes in this line item is included in the “Redwood Investments Segment” section that follows.
HEI Income, net
HEI income, net increased by $4 million during the first quarter of 2025, primarily due to home price appreciation and prepayment speeds steadily improving relative to modeled assumptions. HEI income, net is primarily comprised of increases in the underlying value of the investments as driven by home price appreciation and other factors, such as periodic fluctuations in value influenced by changing housing markets, prepayment rates and other market conditions.
Additional detail on our HEI income is presented in Table 10.3 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Operating Expenses
Operating expenses increased by $6 million during the first quarter of 2025, primarily related to an increase in equity compensation expense associated with awards granted in the first quarter of 2025 and the fourth quarter of 2024.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our Taxable REIT Subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The tax provision for the three-month periods remained flat which was primarily the result of increased GAAP income earned at our TRS from mortgage banking activities in the first quarter of 2025 relative to the higher effective tax rate in the fourth quarter of 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net Interest Income
Net interest income increased by $4 million in the three months ended March 31, 2025 compared to the same period ended March 31, 2024, primarily driven by our Sequoia mortgage banking operations. This increase was primarily driven by higher average residential consumer loan balances along with an increase in trading securities used as hedges to manage the mark-to-market risks primarily associated with our mortgage banking operations that were accretive to net interest income. This was partially offset by higher interest expense incurred within the Redwood Investments and Corporate segments from a secured revolving financing facility that was entered into in March 2024 and corporate unsecured debt issued in the first quarter of 2025, respectively.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Mortgage Banking activities, net increased by $18 million in the three months ended March 31, 2025 compared to the same period ended March 31, 2024, due to higher Sequoia Mortgage Banking and CoreVest Mortgage Banking revenues.
The increase in Sequoia Mortgage Banking activities, net of $14 million was primarily attributable to an increase in lock volumes of 125% during the three month periods, driven by increases in both flow and bulk lock volumes and the $1 billion purchase commitment from a large money-center bank to acquire a pool of primarily jumbo loans.
The increase in CoreVest Mortgage Banking activities, net of $4 million was primarily attributable to an increase in funding volume of 48% as well as higher margins and improved economics from whole loan sales and sales to joint ventures during the three month periods.
A more detailed analysis of the changes in this line item is included in the “Sequoia Mortgage Banking Segment” and “CoreVest Mortgage Banking Segment” sections that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net declined by $27 million from $22 million of net gains during the first quarter of 2024 to a $5 million net loss in the three months ended March 31, 2025, primarily related to impairments and the impact of interest rate modifications on the values of our unsecuritized residential investor bridge and term loan portfolios at fair value. This was offset by investment fair value gains, net of associated interest rate hedges, on our securities portfolio during the three months ended March 31, 2025.
A more detailed analysis of the changes in this line item is included in the “Redwood Investments Segment” section that follows.
HEI Income, net
HEI income, net increased by $1 million in the three months ended March 31, 2025 compared to the same period ended March 31, 2024, driven by the similar quarter over quarter trends discussed in the preceding section related to home price appreciation and prepayment speeds steadily improving relative to modeled assumptions.
Additional detail on our HEI income is presented in Table 10.3 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Operating Expenses
Operating expenses increased by $8 million in the three months ended March 31, 2025 compared to the same period ended March 31, 2024, primarily driven by an increase in variable and equity compensation expense as well as higher portfolio management and loan acquisition costs related to specially serviced residential investor bridge loans.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The increase in the tax provision in the three months ended March 31, 2025 was primarily the result of a higher effective rate compared to the first quarter of 2024.

Consolidated Net Interest Income
The following tables present the components of net interest income recorded in each line item of our consolidated statements of income for the three months ended March 31, 2025 to the immediate preceding quarter ended December 31, 2024 and year-to-date period ended March 31, 2024.
Table 2 – Consolidated Net Interest Income

	Three Months Ended
	March 31, 2025			December 31, 2024
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans
Unsecuritized	$15,726	$966,777	6.5%	$20,457	$1,239,483	6.6%
Securitized - Sequoia (2)	132,882	9,540,373	5.6%	121,387	8,762,162	5.5%
Securitized - SLST (re-performing loans) (2)	13,735	1,237,704	4.4%	13,818	1,298,793	4.3%
Total residential consumer loans	$162,343	$11,744,854	5.5%	$155,662	$11,300,438	5.5%
Residential investor loans
Unsecuritized - Term	2,625	160,895	6.5%	2,429	193,785	5.0%
Unsecuritized - Bridge	22,064	1,124,335	7.8%	23,938	1,145,980	8.4%
Securitized - Term	34,506	2,463,520	5.6%	36,283	2,567,671	5.7%
Securitized - Bridge	18,960	798,273	9.5%	15,953	718,193	8.9%
Total residential investor loans	$78,155	$4,547,023	6.9%	$78,603	$4,625,629	6.8%
Real estate securities (3)	18,537	406,215	18.3%	19,080	350,001	21.8%
Other interest income	13,059	959,546	5.4%	13,019	1,317,128	4.0%
Total interest income	$272,094	$17,657,638	6.2%	$266,364	$17,593,196	6.1%
Interest Expense
ABS Issued
Sequoia (2)	(122,624)	9,044,576	(5.4)%	(110,816)	8,584,487	(5.2)%
SLST (re-performing loans) (2)	(12,699)	1,144,190	(4.4)%	(12,896)	1,190,907	(4.3)%
CAFL Term (2)	(28,475)	2,144,641	(5.3)%	(29,693)	2,232,701	(5.3)%
CAFL Bridge (2)	(11,506)	739,978	(6.2)%	(8,898)	653,872	(5.4)%
ABS issued	$(175,304)	$13,073,385	(5.4)%	$(162,303)	$12,661,967	(5.1)%
Debt Facilities	(48,627)	2,663,802	(7.3)%	(57,755)	2,973,529	(7.8)%
Corporate Debt	(16,155)	728,381	(8.9)%	(14,568)	656,950	(8.9)%
Other ABS	(4,066)	388,711	(4.2)%	(4,131)	389,755	(4.2)%
Total interest expense	$(244,152)	$16,854,279	(5.8)%	$(238,757)	$16,682,201	(5.7)%
Net Interest Income	$27,942			$27,607

	Three Months Ended March 31,
	2025			2024
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans
Unsecuritized	$15,726	$966,777	6.5%	$9,343	$574,683	6.5%
Securitized - Sequoia (2)	132,882	9,540,373	5.6%	62,976	5,271,733	4.8%
Securitized - SLST (re-performing loans) (2)	13,735	1,237,704	4.4%	14,616	1,341,498	4.4%
Total residential consumer loans	$162,343	$11,744,854	5.5%	$86,935	$7,187,914	4.8%
Residential investor loans
Unsecuritized - Term	2,625	160,895	6.5%	3,573	219,297	6.5%
Unsecuritized - Bridge	22,064	1,124,335	7.8%	30,468	1,301,042	9.4%
Securitized - Term	34,506	2,463,520	5.6%	40,753	2,905,126	5.6%
Securitized - Bridge	18,960	798,273	9.5%	20,241	771,294	10.5%
Total residential investor loans	$78,155	$4,547,023	6.9%	$95,035	$5,196,759	7.3%
Real estate securities (3)	18,537	406,215	18.3%	6,280	154,043	16.3%
Other interest income	13,059	959,546	5.4%	16,490	1,325,149	5.0%
Total interest income	$272,094	$17,657,638	6.2%	$204,740	$13,863,865	5.9%
Interest Expense
ABS issued
Sequoia (2)	(122,624)	9,044,576	(5.4)%	(58,821)	5,058,161	(4.7)%
SLST (re-performing loans) (2)	(12,699)	1,144,190	(4.4)%	(13,979)	1,250,286	(4.5)%
CAFL Term (2)	(28,475)	2,144,641	(5.3)%	(33,458)	2,559,795	(5.2)%
CAFL Bridge (2)	(11,506)	739,978	(6.2)%	(9,802)	714,295	(5.5)%
ABS issued	$(175,304)	$13,073,385	(5.4)%	$(116,060)	$9,582,537	(4.8)%
Debt Facilities	(48,627)	2,663,802	(7.3)%	(46,235)	2,232,703	(8.3)%
Corporate Debt	(16,155)	728,381	(8.9)%	(14,036)	687,528	(8.2)%
Other ABS	(4,066)	388,711	(4.2)%	(4,199)	390,618	(4.3)%
Total interest expense	$(244,152)	$16,854,279	(5.8)%	$(180,530)	$12,893,386	(5.6)%
Net Interest Income	$27,942			$24,210
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
(2)Interest income and interest expense at "Sequoia", "SLST", "CAFL Term", and "CAFL Bridge" reflect activity from consolidated VIEs. While we consolidate these entities for GAAP reporting purposes, economically, we earn interest income from the securities we own in these entities, which is represented by the net interest income (interest income less interest expense) from these consolidated entities presented in the table above.
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

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2025 to the immediate preceding quarter ended December 31, 2024 and year-to-date period ended March 31, 2024.
Table 3 – Consolidated Market Valuation Gains and Losses, Net

	Three Months Ended		Three Months Ended
(In Thousands)	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$460	$9,369	$460	$2,497
Residential consumer LPCs	30,139	(1,760)	30,139	(6,351)
Residential investor term loans held-for-sale	5,815	(141)	5,815	(296)
Residential investor term loan IRLCs	1,115	—	1,115	—
Residential investor bridge loans	1,032	1,019	1,032	946
Trading securities (1)	(29,327)	58,681	(29,327)	8,511
Risk management derivatives, net	17,842	(47,319)	17,842	5,598
Total mortgage banking activities, net (2)	27,076	19,849	27,076	10,905
Investment Fair Value Changes, Net
Residential investor term loans held-for-sale	(42)	(5,940)	(42)	(1,000)
Residential investor bridge loans held-for-investment	(22,839)	(12,927)	(22,839)	(3,218)
Real estate securities	(4,107)	4,711	(4,107)	4,810
Servicer advance investments	(1,353)	580	(1,353)	(634)
Excess MSRs	(1,190)	(1,217)	(1,190)	(1,245)
Net investments in Sequoia entities (3)	(12,569)	22,956	(12,569)	6,910
Net investments in SLST (re-performing loans) entities (3)	29,121	(18,651)	29,121	3,730
Net investments in CAFL entities (3)	439	1,624	439	10,251
Other investments (4)	(13,279)	(6,697)	(13,279)	(2,148)
Risk management derivatives, net	20,631	(9,931)	20,631	4,381
Total investment fair value changes, net	(5,188)	(25,492)	(5,188)	21,837
HEI income, Net
Unsecuritized HEI	7,136	5,121	7,136	6,143
Net investments in HEI securitization entities (3)	2,935	1,189	2,935	2,888
Total HEI income, net	10,071	6,310	10,071	9,031
Servicing income, net
MSRs	1,194	3,819	1,194	2,464
Total Servicing income, net (5)	1,194	3,819	1,194	2,464
Fee income, net
Other	—	—	—	(217)
Total Fee Income, net	—	—	—	(217)
Total Market Valuation Gains, Net	$33,153	$4,486	$33,153	$44,020
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
(3)Includes changes in fair value of the securitized loans held-for-investment, securitized HEI, REO and the ABS issued at the entities, which, netted together, represent the change in value of our investments at the consolidated VIEs accounted for under the CFE election.
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
The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three months ended March 31, 2025 to the immediate preceding quarter December 31, 2024 and year-to-date period March 31, 2024.
Table 4 – Segment Results Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2025	December 31, 2024	Change	March 31, 2025	March 31, 2024	Change
Segment Contribution from:
Sequoia Mortgage Banking	$25,817	$21,799	$4,018	$25,817	$7,019	$18,798
CoreVest Mortgage Banking	1,338	1,526	(188)	1,338	(5,509)	6,847
Redwood Investments	22,868	2,761	20,107	22,868	57,492	(34,624)
Corporate/Other	(33,876)	(32,704)	(1,172)	(33,876)	(28,740)	(5,136)
Net Income (Loss)	$16,147	$(6,618)	$22,765	$16,147	$30,262	$(14,115)
The sections that follow provide further detail on our business segments and their results of operations for the three months ended March 31, 2025 to the immediate preceding quarter December 31, 2024 and year-to-date period March 31, 2024.
Corporate/Other
Net expense from Corporate/Other remained essentially flat from three months ended March 31, 2025 to the three months ended December 31, 2024. The increase in net expenses from Corporate/Other for the three months ended March 31, 2025 to the three months ended March 31, 2024 was primarily driven by an increase in variable and fixed compensation expense associated with additional headcount and an increase in interest expense related to the higher cost of corporate unsecured debt issued in the first quarter of 2025 and payoffs of older vintage, lower coupon convertible debt.
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
This segment’s main source of mortgage banking income is net interest income from its inventory of loans held-for-sale, securities utilized for hedging purposes, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our Redwood investments portfolio, and the hedges used to manage risks associated with these activities. Direct operating expenses and tax expenses associated with these activities are also included in this segment. See Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net.
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria as well as DSCR mortgage loans. While we expect and intend to report this activity as a separate standalone segment in the future, we are including its results within our Sequoia Mortgage Banking segment until this additional conduit activity reaches sufficient scale.

The following table presents key earnings and operating metrics for our Sequoia Mortgage Banking segment during the three months ended March 31, 2025 to the immediate preceding quarter December 31, 2024 and year-to-date period March 31, 2024.
Table 5 – Sequoia Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2025	December 31, 2024	Change	March 31, 2025	March 31, 2024	Change
Mortgage banking income	$40,495	$33,817	$6,678	40,495	$13,874	$26,621
Operating expenses	(7,417)	(6,039)	(1,378)	(7,417)	(5,361)	(2,056)
Provision for income taxes	(7,261)	(5,979)	(1,282)	(7,261)	(1,494)	(5,767)
Segment Contribution	$25,817	$21,799	$4,018	$25,817	$7,019	$18,798
LPCs entered into (loan locks, adjusted for expected fallout)	$3,303,832	$1,872,677	$1,431,155	$3,303,832	$1,293,622	$2,010,210
Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs for this segment.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the periods presented above resulted from GAAP income from these operations at our TRS during that period.
The following table provides the activity of residential consumer loans held in inventory for sale at our Sequoia Mortgage Banking business during the three months ended March 31, 2025.
Table 6 – Loan Inventory for Sequoia Mortgage Banking Operations

Three Months Ended
(In Thousands)	March 31, 2025
Balance at beginning of period	$1,013,547
Acquisitions	2,383,197
Sales	(423,972)
Transfers between segments (1)	(1,664,315)
Principal repayments	(19,496)
Changes in fair value, net	5,329
Balance at End of Period	$1,294,290
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Redwood Investments Portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
The increase in segment contribution in the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, is due to higher loan purchase and lock volumes, driven by an increase in loan purchases from both banks and IMBs. For the first quarter of 2025, total lock volume of $4.0 billion was 73% higher quarter over quarter, our most active quarter since 2021, and 47% from IMBs and 53% from banks. Notably, in the first quarter of 2025 we locked $1 billion of seasoned loans in a bulk transaction from a large bank. That transaction contributed to the 265% quarter over quarter increase that we saw in bulk lock volumes. Reflecting the ongoing value our loan sellers place on the liquidity we provide, flow volumes also increased by 15% from the prior quarter. These volume increases stand in contrast to the broader industry which is reported by the Mortgage Bankers Association to have experienced a 22% decrease in volume over the same period.
Aspire locked $111 million of loans in the first quarter ended March 31, 2025, 72% of which are considered expanded underwriting loans and 28% of which are considered Debt Service Coverage Ratio ("DSCR") loans.
As has been the case in recent quarters, we also continue to see elevated adjustable-rate mortgage ("ARM") activity, which during the three months ended March 31, 2025 represented 24% of lock volume, compared to 6% for the three months ended December 31, 2024.

Distribution activity remained elevated for the three months ended March 31, 2025, though was lower relative to the fourth quarter 2024 as strength in securitization execution was offset by a decline in whole loan distribution. We completed three securitizations in the first quarter 2025, unchanged relative to the number of securitizations we completed during the fourth quarter 2024, but backed by 52% more jumbo loan collateral. During the quarter ended March 31, 2025, distributed a portion of the collateral from our $1 billion bulk purchase of seasoned jumbo loans, largely in whole loan form. We anticipate additional securitization and whole loan distributions related to this purchase in the second quarter 2025. At March 31, 2025, our securitization activity represented 21% of all jumbo securitization activity for 2025 and we were the largest bank and non-bank issuer of jumbo securitizations during the quarter.
Gain on sale activity during both periods remained in excess of our historical target range of 75 to 100 basis points, though was lower during the quarter ended March 31, 2025 at 123 basis points compared to the quarter ended December 31, 2024 at 181 basis points.
For the three months ended March 31, 2025, our cost per loan was 21 basis points (calculated as operating expenses divided by loan purchase commitments), compared to 29 basis points for the quarter ended December 31, 2024, representing ongoing efficiency of our platform, particularly as we are able to lock a greater number loans while utilizing less capital. We continue to evaluate monetary policy, housing trends and economic data, among other factors, in developing our hedging strategy and we expect to continue to leverage a variety of instruments as hedges, including TBAs, interest rate futures, real estate securities, options and other types of securities.
Operating expenses for this segment increased for the first quarter of 2025, as compared to the preceding quarter, primarily due to an increase in loan acquisition costs related to the increase in loan purchases, as well as higher general and administrative expenses from variable and equity compensation due to improved segment performance for the three-months ended March 31, 2025.
Capital allocation to this segment was $425 million at March 31, 2025, compared to $350 million at December 31, 2024 due to higher loan purchase and lock volumes during the first quarter of 2025. We continue to competitively bid on bulk jumbo loan acquisition opportunities, including newer vintage and seasoned collateral, including both fixed and adjustable-rate mortgages while also focusing on forward flow agreements. As discussed in the Business Update section of this MD&A, looking ahead, we are focused on continuing to gain market share with our seller network, including as it relates to supporting our bank partners with balance sheet solutions for their legacy collateral.
We utilize a combination of capital and our residential consumer loan warehouse facilities to finance our inventory of residential consumer loans held-for-sale. At March 31, 2025, we had residential consumer warehouse facilities outstanding with $2.88 billion of total capacity and $1.66 billion of available capacity. These facilities included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $800 million of total capacity and marginable facilities with $2.08 billion of total capacity.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Consistent growth trends also drove the increase in segment contribution in the three months ended March 31, 2025 compared to the same period ended March 31, 2024. Total loan sellers as of March 31, 2025 amounted to 209, compared to 190 as of March 31, 2024 with the increase driven largely by new bank sellers. Notably, lock volume increased 125% during the three months ended March 31, 2025 compared to March 31, 2024 driven by focused efforts to make inroads with this larger network of bank sellers as well as our existing network of IMBs. Notably, our efforts resulted in a 192% increase in bank lock activity and a 67% increase in IMB lock activity during the two periods. Both flow and bulk activity saw significant increases, rising 75% and 219% respectively. The market for seasoned bulk loan sales has picked up notably in 2025 compared to the same period in 2024. For instance, in the quarter ended March 31, 2025, over $10 billion in seasoned bulk jumbo loans were brought to market as banks evaluated holding this collateral on balance sheets compared to alternative uses of capital. We actively evaluate these legacy bulk pools as well as other bulk pools related to more recently originated on-the-run collateral. Three banks also exited or signaled their intention to exit all or some channels of mortgage lending during the first quarter 2025.
Distribution activity was up 47% in the first quarter 2025 relative to the same period ended 2024, driven by strength in securitization activity and a resurgence of whole loan activity that began in the fourth quarter 2024. Whole loan sales activity of $421 million in the first quarter 2025 was more than double the amount relative to the same period 2024. Total amount of loans securitized increased by 37% in the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, given the elevated volumes achieved in the quarters preceding the quarter ended March 31, 2025.
Gain on sale activity between the two periods was slightly higher at 123 basis points in the quarter ended March 31, 2025 compared to 107 basis points for the period ended March 31, 2024. Cost per loan also improved during the two periods. Cost per loan for the quarter ended March 31, 2025 was 21 basis points compared to 37 basis points for the quarter ended March 31, 2024.

Operating expenses for this segment increased for the three-month period ended 2025 relative to the same period ended 2024, primarily due to an increase in loan acquisition costs related to the increase in loan purchases, as well as higher general and administrative expenses from variable and equity compensation due to improved segment performance for the three-months ended March 31, 2024.
CoreVest Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our investment portfolio. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from three to thirty years) or "bridge" loans (which include loans with maturities that generally range between six and 36 months). Term loans are mortgage loans secured by stabilized residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. In some instances, for borrowers experiencing financial difficulty based on specific facts and circumstances, we may amend or modify certain terms of our bridge loans. These modifications and amendments include interest rate reductions and extended maturity dates. In other instances, we extend maturities in the normal course of business, generally for between three to six months on average. These extensions are usually provided to align with updated rehabilitation timelines on the underlying properties. In addition to modifying loan terms, from time to time, we may also amend a loan's underlying budget (including allocations to hard/soft costs, interest reserves and other items) or construction and completion milestones, if warranted, based on progress with the project versus the initial budget and timelines.
We typically distribute most of our term loans through our CAFL® private-label securitization program, through whole loan sales or into our joint ventures. We typically transfer our residential investor bridge loans to our Redwood Investments portfolio, where they will either be retained for investment, securitized, sold as whole loans or distributed into joint ventures.
As it relates to our joint ventures, since mid-2023, we have established joint ventures with two separate institutional investment managers, one in the second quarter of 2023 to invest in residential investor bridge loans originated by CoreVest and another in the first quarter of 2024 to invest in residential investor bridge and term loans originated by CoreVest. We administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
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
The following table presents an earnings summary for our CoreVest Mortgage Banking segment for the three months ended March 31, 2025 to the immediate preceding quarter December 31, 2024 and year-to-date period March 31, 2024.
Table 7 – CoreVest Mortgage Banking Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2025	December 31, 2024	Change	March 31, 2025	March 31, 2024	Change
Mortgage banking income	$15,986	$14,397	$1,589	$15,986	$8,249	$7,737
Operating expenses	(15,296)	(14,384)	(912)	(15,296)	(15,894)	598
Benefit from income taxes	648	1,513	(865)	648	2,136	(1,488)
Segment Contribution	$1,338	$1,526	$(188)	$1,338	$(5,509)	$6,847
CoreVest Mortgage Banking income presented in the table above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchased intangibles) for this segment.
Activity of this segment that is performed within/at our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS in those periods presented above.

The following table provides unsecuritized residential investor loan origination activity during the three months ended March 31, 2025.
Table 8 – Residential Investor Loans - Funding Activity

	Three Months Ended March 31, 2025
(In Thousands)	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of period	$158,637	$78,587	$237,224
Fundings (1) (2)	188,218	293,231	481,449
Acquisitions	6,800	—	6,800
Sales (2)	(186,886)	(183,430)	(370,316)
Transfers between segments (3)	(273)	(105,526)	(105,799)
Transfers to REO	—	(109)	(109)
Principal repayments	(3,221)	(10,877)	(14,098)
Changes in fair value, net	6,097	177	6,274
Fair Value at End of Period	$169,372	$72,053	$241,425
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
(2)Funding and sales for Residential investor bridge loans for the three months ended March 31, 2025, includes $29 million of construction draws, of which $16 million were related to construction draws on loans sold to joint ventures.
(3)For Residential investor term loans, amounts primarily represent loans transferred into consolidated securitizations reflected within our Redwood Investments Segment. Residential investor bridge loan amounts represent the transfer of loans originated or acquired by our CoreVest Mortgage Banking segment at our TRS and transferred to our Redwood Investments segment at our REIT.
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
The increase in segment contribution in the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, is due to the $2 million increase in mortgage banking income from the first quarter of 2025 compared to the fourth quarter in 2024. This increase was primarily attributable to improved economics from whole loan sales and sales to joint ventures, partially offset by slightly lower margins and funding volumes quarter over quarter.
Net cost to originate (calculated as operating expenses, less upfront origination fees, divided by origination volumes) of 1.22% for the three months ending March 31, 2025, was up slightly from our net cost to originate of 1.14% for all of 2024, and increased from 0.70% for the three months ending December 31, 2024. Distribution activity remained strong in the first quarter of 2025 with distributions of $421 million through a combination of whole loan sales and sales to joint ventures.
Funding volumes declined 4% in the first quarter 2025 relative to the fourth quarter 2024, as ongoing strength in bridge production was offset by a decline in higher margin term production due in part to interest rate volatility during the quarter. The first quarter of the year also tends to be impacted by seasonal factors, with volumes historically moving higher as the year progresses. While quarterly funded volumes were down quarter over quarter, we saw ongoing momentum in areas of strategic focus, namely Residential Transition Loans ("RTL"), DSCR loans and lines of credit (“LOC”). Combined, originations of these products were up 35% quarter over quarter. Originations remained focused on single-family collateral in the first quarter of 2025, particularly for bridge loans, as 98% of total bridge fundings during the quarter were backed by single-family properties and 2% were backed by multifamily properties.
Capital allocated to this segment was $100 million at March 31, 2025 up from $75 million at December 31, 2024 as we carried certain loans on our balance sheet ahead of intended distribution in the second quarter 2025. We remain focused on our capital light strategy within this segment, utilizing joint ventures and loan sales. Our inventory of loans is managed with a combination of our capital and loan warehouse facilities. At March 31, 2025, total warehouse capacity was $2.33 billion, with $1.54 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
CoreVest segment contribution increased $7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is attributable to higher mortgage banking income, driven by a 48% increase to total funded volumes, including approximately a 60% year-over-year increase in higher margin term loans. Other funding strategies, such as RTL, DSCR and LOC, also saw increases year over year. Net cost to originate improved to 1.22% during the three months ended March 31, 2025, compared to 2.61% during the three months ended March 31, 2024 as a result of higher loan funding volumes and slightly lower expenses during the first quarter of 2025. Distribution activity in the first quarter 2025 was nearly three times higher than the same period 2024, particularly driven by the increase in joint venture distributions ($253 million during the first quarter ended 2025 relative to $53 million for the first quarter ended 2024) after launching our second joint venture in the second quarter of 2024.
Redwood Investments Segment
This segment consists of retained operating investments sourced through our Sequoia and CoreVest Mortgage Banking operations, including primarily securities retained from our mortgage banking securitization activities (some of which we consolidate for GAAP purposes) and residential investor bridge loans, as well as third-party investments including RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and reperforming loan securitizations (both of which we consolidate for GAAP purposes), servicer advance investments, HEI and other housing-related investments and associated hedges.
In the first quarter of 2025, to help investors better understand our go-forward strategy with regards to our Redwood Investments portfolio, we recategorized our investments into three portfolio strategies: Retained Operating Investments, Third-Party Portfolio Investments and Legacy Bridge Investments. Retained Operating Investments primarily consists of retained securities from our Sequoia and CoreVest term and bridge securitizations. Third-Party Portfolio Investments primarily consists of retained securities from securitizations of re-performing loans, servicing investments, HEI investments and other third party securities that reflect our long-term thesis on housing credit. Legacy Bridge Investments primarily consists of unsecuritized bridge loans of the 2021 and 2022 vintage. There was no impact to the segment financial results as a result of this change. All prior period amounts presented within this quarterly report related to these changes in this document were conformed to this presentation.
This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Redwood Investments segment for the three months ended March 31, 2025 to the immediate preceding quarter ended December 31, 2024 and the year-to-date period ended March 31, 2024.
Table 9 – Redwood Investments Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2025	December 31, 2024	Change	March 31, 2025	March 31, 2024	Change
Net interest income	$23,453	$23,650	$(197)	$23,453	$29,599	$(6,146)
Investment fair value changes, net	(5,108)	(24,850)	19,742	(5,108)	21,187	(26,295)
HEI income, net	10,166	6,389	3,777	10,166	9,086	1,080
Servicing income	3,407	6,390	(2,983)	3,407	4,225	(818)
Fee income, net	(728)	(119)	(609)	(728)	375	(1,103)
Other income, net	370	982	(612)	370	170	200
Realized gains, net	567	40	527	567	314	253
Operating expenses	(9,563)	(7,590)	(1,973)	(9,563)	(6,318)	(3,245)
Benefit from (provision for) income taxes	304	(2,131)	2,435	304	(1,146)	1,450
Segment Contribution	$22,868	$2,761	$20,107	$22,868	$57,492	$(34,624)

The following table presents an earnings summary of our Redwood Investments segment for the three months ended March 31, 2025 to the immediate preceding quarter ended December 31, 2024 broken out by our strategies within the Redwood Investments segment.
Table 10 – Redwood Investments Earnings Summary by Strategy

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2025	December 31, 2024	Change	March 31, 2025	March 31, 2024	Change
Retained Operating Investments	$23,031	$27,343	$(4,312)	$23,031	$44,699	$(21,668)
Third-Party Portfolio Investments	33,788	2,015	31,773	33,788	16,502	17,286
Legacy Bridge Investments	(33,951)	(26,597)	(7,354)	(33,951)	(3,709)	(30,242)
Segment Contribution	$22,868	$2,761	$20,107	$22,868	$57,492	$(34,624)
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
We hold certain of our investments, primarily our MSRs, at our TRS. Activity of this segment that is performed within/at our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS and our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets.
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024
The increase in segment contribution during the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, is due to the $20 million improvement in Investment fair value changes, net. This improvement was driven by investment fair value gains, net on Third-Party Portfolio Investments as a decline in benchmark interest rates resulted in higher valuations. This was partially offset by higher residential bridge loan delinquencies resulting in incremental negative fair value changes on certain 2021 and 2022 vintage bridge loans in Legacy Bridge Investments.
Fundamental performance of our residential consumer assets within our Retained Operating Investments (e.g. Sequoia (SEMT)) and Third Party Portfolio Investments (e.g. reperforming loans (SLST)) continue to be driven by strong employment data, embedded equity protection associated with loan seasoning and home price appreciation, and borrowers motivated to stay current on their low-coupon mortgages. Notably, 90 day+ delinquencies on our Sequoia and re-performing loan securities portfolios were stable in the first quarter 2025 at 0.2% and 7.2% of our total unpaid principle balances, respectively, compared to 0.2% and 7.3% at December 31, 2024.
Certain residential investor assets within our Retained Operating Investments continue to manage through the impacts of elevated benchmark interest rates and overall financing costs for investors, particularly for loans originated in 2021 and 2022 when interest rates were significantly lower. In anticipation of this impact, our CoreVest team has continued to work with borrowers well in advance of their loan maturities to assess project plans and position borrowers to manage towards successful completions. Delinquencies greater than 90 days across our residential investor bridge loans were higher in the first quarter of 2025 relative to the fourth quarter 2024, primarily driven by two sponsor relationships. Overall, delinquencies in this portion of our portfolio are concentrated in 2021 and 2022 vintages, as compared to our post 2022 vintages which are largely focused on single-family strategies and continue to perform well and reflect the strength of our more recent investment focus. To that end, we continue to actively reduce exposure in the legacy bridge loan portfolio, seeking resolutions that optimize net present value, including traditional property liquidations and restructurings that better position a sponsor to refinance, as well as more recently pursuing partnership-based solutions with other capital providers at both an asset-specific and portfolio level. Overall repayment velocity in this bridge loan portfolio remains positive, as approximately 10% of the overall bridge loan portfolio (by UPB) paid off during the first quarter of 2025 and we resolved approximately 9% of bridge loans (by UPB) that were 90 or more days delinquent at December 31, 2024, progress that has continued into the second quarter 2025.
Operating expenses at this segment increased $2 million in the first quarter of 2025 compared to the fourth quarter in 2024, primarily due to increased portfolio management costs incurred for the management of specially serviced residential investor bridge loans and related workout arrangements in Legacy Bridge Loan Investments.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The decrease in segment contribution in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 is due the change in Investment fair value changes, net of $26 million from a $22 million net gain during the first quarter of 2024, to a $5 million net loss during the three months ended March 31, 2025. This decrease was primarily related to impairments and the impact of interest rate modifications on the values of our unsecuritized residential investor bridge and term loan portfolios at fair value in Legacy Bridge Investments. This was offset by investment fair value gains, net of associated interest rate hedges, on our Third Party Portfolio Investments during the three months ended March 31, 2024.
Similar trends as mentioned above also drove the increase in operating expenses in the three months ended March 31, 2025 compared to the same period ended March 31, 2024, primarily due to increased portfolio management costs incurred for Legacy Bridge Investments.
The following table presents details of our Redwood Investments Portfolio at March 31, 2025 and December 31, 2024 organized by investments in retained securities from Sequoia and CoreVest securitizations and those acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL Term, SLST, Freddie Mac K-Series, Servicing Investment and HEI securitizations as noted.
Table 11 – Redwood Investments - Detail of Economic Interests

(In Thousands)	March 31, 2025	December 31, 2024
Retained Operating Investments
Residential consumer securities	$138,715	$139,683
Residential consumer securities at consolidated Sequoia entities (1)	482,139	367,431
Residential investor securities at consolidated Securitization Term entities (2)	327,324	326,074
Securitized residential investor bridge loans and REO	771,110	824,871
Other investments (2)	59,189	57,496
Total Retained Operating Investments	$1,778,477	$1,715,555

Third-Party Portfolio Investments
Residential securities	111,259	109,749
Residential re-performing loan securities at consolidated SLST entities (4)	263,768	241,765
Multifamily securities	—	11,749
Multifamily securities at consolidated Freddie Mac K-Series entities (5)	35,563	35,163
HEI (7)	312,626	304,623
Servicing investments (6)	96,384	94,987
Other investments	3,348	3,741
Total Third-Party Investments	$822,948	$801,777

Legacy Bridge Investments
Unsecuritized Residential investor bridge loans and REO	1,106,724	1,117,606
Total Segment Investments	$3,708,149	$3,634,938
(1)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $10.18 billion of loans and $9.64 billion of ABS issued associated with these investments at March 31, 2025. We consolidated $8.82 billion of loans and $8.40 billion of ABS issued associated with these investments at December 31, 2024.
(2)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.39 billion of loans and $2.07 billion of ABS issued associated with these investments at March 31, 2025. We consolidated $2.49 billion of loans and $2.17 billion of ABS issued associated with these investments at December 31, 2024.
(3)Other investments at March 31, 2025 includes net risk share investments of $26 million, representing $29 million of restricted cash and other assets, net of other liabilities of $2 million.
(4)Represents our economic investment in securities issued by consolidated SLST securitization entities. For GAAP purposes, we consolidated $1.28 billion of loans and $1.02 billion of ABS issued associated with these investments at March 31, 2025. We consolidated $1.24 billion of loans and $1.01 billion of ABS issued associated with these investments at December 31, 2024.

(5)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $424 million of loans and $388 million of ABS issued associated with these investments at March 31, 2025. We consolidated $425 million of loans and $389 million of ABS issued associated with these investments at December 31, 2024.
(6)Represents our economic investment in consolidated Servicing Investment variable interest entities. At March 31, 2025, for GAAP purposes, we consolidated $262 million of servicing investments and $161 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2024, for GAAP purposes, we consolidated $262 million of servicing investments and $159 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities.
(7)At March 31, 2025 and December 31, 2024, represents HEI owned at Redwood of $262 million and $257 million, respectively and our retained economic investment in securities issued by consolidated HEI securitization entities of $50 million and $47 million, respectively.
The size of our Redwood Investments portfolio increased slightly since December 31, 2024, primarily due to the retention of $138 million of securities from the three Sequoia securitizations during three months ended March 31, 2025, offset by principal payments received on our securitized bridge loans. At both March 31, 2025 and December 31, 2024, 78% of our Redwood Investments portfolio economic interests were retained interests from our securitizations or securitized and unsecuritized bridge loans, respectively, and 22% were purchased from third parties, respectively. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
Investments Detail and Activity
This section presents additional details on our investments (both within our Redwood Investments segment and their activity during the three months ended March 31, 2025.
Real Estate Securities Portfolio
The following table sets forth activity in our real estate securities portfolio for the three months ended March 31, 2025, organized by investments in retained securities from Sequoia and CoreVest securitizations and those acquired from third parties. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended March 31, 2025	Retained Operating Investments			Third-Party Portfolio Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated Re-Performing Loan (SLST) Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$139,683	$418,908	$326,074	$241,765	$35,163	$265,540	$1,427,133
Acquisitions	—	138,358	—	—	—	9,203	147,561
Sales	—	—	—	—	—	(14,387)	(14,387)
Gains on sales and calls, net	—	—	—	—	—	567	567
Effect of principal payments (1)	(76)	(2,466)	—	(6,978)	—	(126)	(9,646)
Change in fair value, net	(892)	(21,890)	1,250	28,981	400	(23,547)	(15,698)
Ending Fair Value (2)	$138,715	$532,910	$327,324	$263,768	$35,563	$237,250	$1,535,530
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At March 31, 2025, $51 million of Sequoia Securities and $126 million of Other Third-Party Securities were used as hedges for our Sequoia Mortgage Banking operations, and were included in our Sequoia Mortgage Banking segment. At March 31, 2025, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (98%), adjustable-rate assets (<1%) and hybrid assets that reset within the next 15 months (2%).
We sold $14 million of securities in the first quarter of 2025. In April 2025, we sold an additional $50 million of non-strategic, third-party securities. Strategically, we will look to continue reducing our exposure to our investment portfolio, namely legacy bridge and third-party investments. This could result in an approximate rotation of approximately 20% of capital toward our operating platforms and retained operating investments throughout the remainder of 2025.

We directly finance our holdings of real estate securities with a combination of recourse, non-marginable term debt financing, non-recourse, non-marginable re-securitization debt, and recourse, marginable securities repurchase financing. At March 31, 2025, we had: CAFL securities with a fair value of $320 million that were financed with $267 million of non-marginable recourse debt through a subordinate securities financing facility; re-performing loan securities with a fair value of $264 million (including securities owned in consolidated securitization entities) that were financed with $139 million of non-recourse securitization debt (ABS issued); Sequoia securities we owned from consolidated and unconsolidated Sequoia securitization trusts with a fair value of $331 million that were financed with $276 million of non-recourse re-securitization debt (ABS issued); real estate securities with a fair value of $314 million (including securities owned in consolidated securitization entities) that were financed with $236 million of recourse debt incurred through repurchase facilities; and $107 million of securities that were financed using a recourse residential MSR warehouse facility. The remaining $200 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table summarizes the credit characteristics of Sequoia securities, CAFL term securities and SLST (Re-performing loan) securities at March 31, 2025. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics

March 31, 2025 (1)	Retained Operating Investments		Third Party Investments
	Sequoia Securities (2)	CAFL Term Securities	SLST (Re-Performing Loan Securities)
(Dollars in Thousands)
Market value	$620,854	$327,324	$263,768
Notional value	$13,094,000	$2,539,929	$1,493,348
Average FICO (at origination)	771	NA	598
HPI updated average LTV (3)	53%	66%	38%
Gross weighted average coupon	5%	5%	5%
Current 3-month prepayment rate	10%	8%	4%
90+ days delinquency (as a % of UPB) (4)(5)	0.2%	8%	7%
(1)The methodology for calculating weighted average values for securities investments presented in the tables above, including delinquency rates, is based on notional balances of loans collateralizing each of our securities investments.
(2)Sequoia Securities presented in this table include subordinate and interest only or certificated servicing securities.
(3)HPI updated average LTV is calculated based on the current loan balance and an updated property value amount that is formulaically adjusted from value at origination based on the FHFA home price index (“HPI”).
(4)Delinquency percentages at underlying securitizations are calculated using unpaid principal balance ("UPB"). Aggregate delinquency amounts by security type are weighted using the UPB of the loans collateralizing each of our securities investments.
(5)Includes loans over 90 days delinquent and all loans in foreclosure (regardless of delinquency status).
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. We currently target returns related to capital deployment opportunities of between 15-20% on Third-Party Portfolio and Retained Operating Investments.1 During the first quarter of 2025, our Sequoia Securities portfolio continued to demonstrate stable credit fundamentals, driven by underlying loan seasoning, low 90+ day delinquencies and embedded growth in home prices and rents. Given the seasoned nature of our investments (particularly within our SLST Re-performing loan securities and Sequoia securities), many of our residential investments are supported by stable home price appreciation and borrower equity in the underlying homes. For the term loans underlying our consolidated CAFL securities, 90 day+ delinquencies increased modestly during the first quarter of 2025.
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

Residential Investor Bridge Loans Held-for-Investment
The following table provides the activity of residential investor bridge loans held-for-investment during the three months ended March 31, 2025.
Table 14 – Residential Investor Bridge Loans Held-for-Investment - Activity

Three Months Ended
(In Thousands)	March 31, 2025
Fair value at beginning of period	$1,864,797
Sales (1)	(4,855)
Transfers between portfolios (2)	107,155
Consolidation of securitized CAFL bridge loans (3)	43,383
Transfers to REO	(2,103)
Principal repayments	(178,345)
Changes in fair value, net	(21,427)
Fair Value at End of Period	$1,808,605
(1)Includes whole loan sales to third parties and our joint ventures.
(2)We originate residential investor bridge loans at our TRS and transfer a portion of them to our REIT that we intend to hold for investment. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our Consolidated statements of income (loss). Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income.
(3)In the fourth quarter of 2024, we completed our first CAFL securitization sponsored by one of our joint ventures. During the three months ended March 31, 2025, we transferred $43 million of residential investor loans to the securitization issuer under the replenishment feature of this transaction. For additional information on our principles of consolidation, see Note 16 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of the 2025 Quarterly Report on Form 10-Q.
The fair value of residential investor bridge loans held-for-investment of $1.81 billion at March 31, 2025, were comprised of first-lien, interest-only loans with a weighted average coupon of 9.28% and original maturities of 6 to 36 months. At March 31, 2025, interest income, net recognized on these loans totaled $72 million, of which $2 million represented deferred interest. The fair value of the subset of these loans with modifications involving interest deferrals totaled $626 million at March 31, 2025 . This subset of loans had a weighted average coupon of 9.10%, of which 3.77% represented deferred interest.
At origination, the weighted average FICO score of sponsors of these loan borrowers was 753 and the weighted average as-repaired LTV ratio of these loans was 66%. Overall repayment velocity on these loans was strong in three months ended March 31, 2025 with principal repayments of $178 million.
At March 31, 2025, loans in this portfolio with an aggregate fair value of $230 million and an unpaid principal balance of $272 million, were greater than 90+ days delinquent. Included in the 90+ days delinquent balance are loans in foreclosure with an aggregate fair value of $33 million and an aggregate unpaid principal balance of $48 million. Additionally, REO associated with bridge loans decreased from $78 million at December 31, 2024, to $68 million at March 31, 2025, resulting from a decrease in fair value of $14 million, partially offset by transfers to REO of $2 million.
The fair value of residential investor bridge loans held-for-investment of $1.81 billion at March 31, 2025 declined slightly from $1.86 billion at December 31, 2024. Changes in the value of these loans during the first quarter of 2025 reflect incremental negative fair value changes primarily resulting from higher bridge loan delinquencies on certain 2021 and 2022 vintage bridge loans. For the three months ended March 31, 2025 and December 31, 2024, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $206 million and $353 million, respectively. This balance included modifications to the contractual interest rates (including, in certain cases, deferrals of interest) on loans and modifications involving only extensions of loan maturities and/or covenant terms.
For the three months ended March 31, 2025 and December 31, 2024, loans with modifications involving reductions in contractual interest rates (including, in certain cases, deferrals of interest) had an aggregate unpaid principal balance of $68 million and $167 million at March 31, 2025 and December 31, 2024, respectively. In the three months ended March 31, 2025, modifications on these loans maintained a weighted average contractual interest rate of approximately 5.00% and 8.64%, of which 0% and 5.39% represented deferred interest, respectively. Of this balance, $68 million and $24 million, respectively, included loans that had previously been modified and the further modifications on these loans involved additional amendments to the contractual interest pay rate and deferred interest. We also provided maturity extensions, subject to mandatory partial repayments during the loan term, and established a hard lockbox along with funding interest reserves to cover debt service shortfalls. Of the $68 million in total aggregate unpaid principal balance that was further modified in the three months ended March 31, 2025, we have subsequently resolved in the second quarter of 2025 two of these loans totaling $36 million at the agreed upon modified terms.
For the three months ended March 31, 2025 and December 31, 2024, loans with modifications involving extensions in loan maturities and/or covenant terms (but no changes to contractual interest rate) had an aggregate unpaid principal balance of $138 million and $186 million at March 31, 2025 and December 31, 2024, respectively. While we continue to actively engage with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor stress could lead to realized credit losses. An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a routine asset management outcome for these loans, irrespective of market conditions. When we provide these types of maturity extensions, our asset management function also seeks to charge fees related to these extensions. For both the first quarter of 2025 and fourth quarter of 2024, the average length of maturity extensions granted on residential investor bridge loans was seven months and five months, respectively.
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
We finance our residential investor bridge loans with a combination of recourse, non-marginable warehouse facilities, non-recourse, non-marginable facilities, and non-recourse securitization debt. At March 31, 2025, we had $705 million of debt incurred through warehouse facilities, which was secured by residential investor bridge loans with a fair value of $1.10 billion; and $708 million of securitization debt secured by $769 million of residential investor bridge loans, $35 million of restricted cash and $38 million of other assets. At March 31, 2025, the unpaid principal balance of bridge loans financed was $1.91 billion, of which $530 million was financed with non-recourse, non-marginable facilities, $621 million was financed with recourse, non-marginable facilities, and $760 million was financed through non-recourse CAFL bridge securitizations.
The following table provides the composition of residential investor bridge loans held-for-investment by product type as of March 31, 2025 and December 31, 2024.
Table 15 – Residential Investor Bridge Loans Held-for-Investment - By Product/Strategy Type

(In Thousands)	March 31, 2025	December 31, 2024
BFR (1)	$767,600	$290,097
SAB (2)	291,777	761,558
Multifamily (3)	744,498	808,392
Other	4,730	4,750
Fair Value at End of Period	$1,808,605	$1,864,797
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
At March 31, 2025, the fair value of our total residential investor bridge loans held-for-investment and associated REO represented 95.3% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. The fair value of multifamily loans within this population ($744 million at March 31, 2025) and associated multifamily REO ($24 million at March 31, 2025), represented 91.3% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. As we have revised our underwriting practices to discontinue the active origination of large multi-family loans, we expect the exposure to multifamily loans and REO to decrease over time. In the second quarter of 2025, we have begun taking steps to accelerate the reduction of our legacy bridge loan portfolio in order to streamline our operations and focus our human and investment capital on strategic go-forward activities.

Home Equity Investments
The following table provides the activity of HEI held at our Redwood Investment segment during the three months ended March 31, 2025.
Table 16 – HEI at Redwood Investments Segment - Activity

Home Equity Investments(1)	Three Months Ended
(In Thousands)	March 31, 2025
Balance at beginning of period	$589,785
New/additional investments	1,834
Settlements	(10,348)
Changes in fair value, net	19,048
Other	67
Balance at End of Period	$600,386
(1)Our HEI presented in this table as of March 31, 2025, include $338 million of HEI owned in our consolidated HEI securitization entities and $262 million of HEI owned directly at Redwood.
We finance a portion of our HEI through a short-term warehouse facility. At March 31, 2025, there was $92 million of debt outstanding on this warehouse facility, secured by HEI with a fair value of $208 million.
Additional details on our HEI are included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, positive investment fair value changes primarily reflected improvements in actual and forecasted home price appreciation, relative to previously modeled amounts.
Income Taxes
REIT Status and Dividend Characterization
While the exact amount is uncertain at this time, we currently expect a portion of our 2025 common stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gains. We currently expect all of our 2025 preferred stock dividend distributions to be taxable as ordinary income for federal income tax purposes. Under the federal income tax rules applicable to REITs, none of Redwood’s 2025 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2025 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three months ended March 31, 2025 and 2024, we recorded tax provisions of $6 million and $1 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The increase in the tax provision year-over-year was primarily the result of increased GAAP income earned at our TRS in 2025 compared to 2024. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Income Taxes for additional information regarding our tax provision and deferred tax assets.

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
At March 31, 2025, our total capital was $1.94 billion, consisting of (i) $1.18 billion of equity capital, (ii) $745 million of unsecured and other corporate debt on our consolidated balance sheets (including $124 million of exchangeable debt due in 2025, $247 million of convertible debt due in 2027, $145 million of senior unsecured notes due in 2029, $90 million of senior unsecured notes due in 2030 and $140 million of trust-preferred securities due in 2037), and (iii) $12 million of promissory notes.
At March 31, 2025, our unrestricted cash and cash equivalents were $260 million. In addition, our unencumbered assets of $291 million at March 31, 2025 represent assets that could be pledged on a secured financing basis to provide another source of liquidity, as needed. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" for additional information regarding these terms that describe our debt.
At March 31, 2025, in aggregate, we had $2.14 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $1.02 billion was marginable and $1.12 billion was non-marginable.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under loan warehouse facilities, securities repurchase facilities, other short- and long-term debt facilities and other risks relating to our corporate debt and use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Borrowing Facilities."
Repurchase Authorization
Our Board of Directors has approved an authorization for the repurchase of up to $125 million of our common stock, up to $70 million of our preferred stock, and has also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. During the three months ended March 31, 2025 we did not repurchase any shares of our common stock or preferred stock or of our convertible and exchangeable debt. At March 31, 2025, $101 million of the current authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock. We are currently evaluating the potential for common share repurchases in 2025, given the current trading price of our common shares, relative to the book value per share of our common stock currently outstanding. Any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above.
Cash Flows and Liquidity for the Three Months Ended March 31, 2025
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.

Cash Flows from Operating Activities
Cash flows used in operating activities increased by $998 million from $954 million in the three months ended March 31, 2024 to $1.95 billion in the three months ended March 31, 2025, primarily due to the increase in residential consumer loan purchases as well as an increase in originations of residential investor loans held for sale associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $2.08 billion of net cash outflows for the three months 2025 period, compared to $970 million of net cash outflows for the three month 2024 period), cash flows from operating activities were positive $127 million during the first three months of 2025 and positive $16 million for the first three months of 2024.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, our net cash provided by investing activities was $659 million and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, our net cash provided by financing activities was $1.33 billion. This primarily resulted from $1.06 billion of net borrowings under ABS issued (resulting from the issuance of three Sequoia securitizations as well as a $100 million Sequoia re-securitization of certain consolidated and unconsolidated Sequoia securities during the first quarter of 2025, net of related issuance costs), and $299 million of net borrowings on debt obligations. During the three months ending March 31, 2025, net cash provided from debt obligations included the issuance of senior notes.
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following March 31, 2025, include maturing debt obligations, interest payments on debt obligations and ABS issued, payments on operating leases, funding commitments for residential investor and consumer loans, strategic investments, potential repurchases of previously sold or securitized loans, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following March 31, 2025, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans, strategic investments, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Redwood Investments).
At March 31, 2025, we had commitments to fund up to $350 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at March 31, 2025, there was one outstanding repurchase claim on two residential investor term loans totaling $36 million that we are required to repurchase from a securitization trust for which we had recorded an estimated $4 million of valuation losses through Investment fair value changes, net as of March 31, 2025. At March 31, 2025, we had $1.54 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Contractual Obligations. For additional information on commitments and contingencies as of March 31, 2025 that could impact our liquidity and capital resources, see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 18 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our 5.75% exchangeable senior notes mature in October 2025 and have an outstanding principal balance of $124 million at March 31, 2025. We expect to utilize cash on hand to repay our exchangeable senior notes that are maturing, which will reduce the amount of cash that can be deployed into our business and could reduce the earnings potential of our business. Further, if market rates for corporate capital remain elevated and we chose to issue new corporate capital, it could negatively impact our profitability.
We expect to meet our obligations coming due in less than one year from March 31, 2025 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital. As of March 31, 2025, we had approximately $291 million of unencumbered assets, and we currently estimate we could generate incremental capital through financing certain of these assets. Our unencumbered assets consist primarily of interest-only securities, retained securities from our securitization activities, bridge loans, and HEI.
See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.
Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking operations while we aggregate the loans for sale or securitization.
At March 31, 2025, we had residential consumer warehouse facilities outstanding with $2.88 billion of total capacity and $1.66 billion of available capacity. These included non-marginable facilities with $800 million of total capacity and marginable facilities with $2.08 billion of total capacity. At March 31, 2025, we had residential investor warehouse facilities outstanding with $2.33 billion of total capacity and $1.54 billion of available capacity. All of these residential investor financing facilities are non-marginable. We note that several of these facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our Redwood Investments portfolio.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the three-month period ended March, 31 2025, and have other such facilities with scheduled maturities during the next twelve months. See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the loan warehouse facilities used for our Mortgage Banking operations.
Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" that follows within this section.
Liquidity Needs for our Redwood Investments
At March 31, 2025, in addition to our ABS issued, our investment portfolio was financed with $1.2 billion of secured recourse debt, of which $305 million was marginable and $880 million was non-marginable, and $1.1 billion of secured non-recourse debt that was non-marginable. At March 31, 2025, we have also allocated $200 million of outstanding borrowings from our secured revolving financing facility to finance our Redwood Investments segment and have drawn the remaining $50 million of capacity on this $250 million facility though April 30, 2025. Our secured revolving financing facility may be used to finance both our Redwood Investments and Sequoia and CoreVest mortgage banking operations.
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Liquidity and Capital Resources for additional information regarding our forms of financing assets in our investment portfolio, as well as for our descriptions of what constitutes non-recourse and non-marginable debt.
See Note 17 and Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our asset-backed securities issued and debt obligations, respectively.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations and within our Redwood Investments portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. See Note 18 Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 in Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our unsecured debt obligations.

Risks Relating to Debt Incurred under Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer mortgage loans, residential investor mortgage loans, and HEI (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use borrowings to fund other aspects of our business and operations, including the repurchase of shares of our capital stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, under the caption(s) “Risks Relating to Debt Incurred under Borrowing Facilities,” and “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.”
Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but many of the facilities are uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined by the lender for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). Given that we may not be able to obtain additional financing under uncommitted lines when we need it, we are exposed to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.
Under many of our mortgage loan and HEI warehouse facilities, our securities repurchase facilities, and our secured revolving financing facility, while transferred or pledged mortgage loans, HEI, or securities are financed under the facility, to the extent the value of the loans, HEI, or securities, or the collateral underlying those loans, HEI, or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at March 31, 2025, only our securities repurchase facilities (with $236 million of borrowings outstanding at March 31, 2025), six of our residential consumer mortgage loan warehouse facilities (with a combined $716 million of borrowings outstanding at March 31, 2025), and a certificated MSR facility (with $68 million of borrowings outstanding at March 31, 2025) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.
Margin call provisions under these facilities are further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Risks Relating to Debt Incurred under Borrowing Facilities - Margin Call Provisions Associated With Debt Facilities and Other Debt Financing .” Financial covenants included in these facilities are further described Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Risks Relating to Debt Incurred under Borrowing Facilities - Financial Covenants Associated With Debt Facilities and Other Debt Financing.”
At March 31, 2025, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. Our financial covenants require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth and minimum liquidity, as well as financial covenants that require us to maintain recourse indebtedness below a specified ratio.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at March 31, 2025, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2024. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
Additional detail on our critical accounting estimates is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading "Critical Accounting Estimates."
MARKET AND OTHER RISKS
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2024.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 19 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 18 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2025, we did not repurchase any shares of our common or preferred stock under this program. At March 31, 2025, $101 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)
Item 5. Other Information
During the three months ended March 31, 2025, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.2, filed on March 1, 2023)
4.1	Form of 9.125% Senior Notes due 2030 (included as Exhibit A to the Sixth Supplemental Indenture, incorporated by reference to the Registrant's Form 8-A, Exhibit 4.6, filed on January 17, 2025)
4.2
Sixth Supplemental Indenture, dated January 17, 2025, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.6, filed on January 17, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, is filed in inline XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates exhibits, if any, that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 9, 2025	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)