Form 10-Q
period 2025-06-30
REDWOOD TRUST INC
filed 2025-08-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.0% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	129,223,464	shares outstanding as of August 7, 2025

REDWOOD TRUST, INC.
2025 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2025	December 31, 2024
ASSETS (1)
Residential consumer loans	$14,201,893	$11,077,823
Residential investor loans	4,339,168	4,587,090
Consolidated Agency multifamily loans	423,097	424,597
Home equity investments	587,636	589,785
Real estate securities	264,997	405,223
Servicing investments	298,004	297,683
Strategic investments	78,255	78,123
Derivative assets	219,797	46,003
Cash and cash equivalents	301,979	245,165
Restricted cash	146,247	67,762
Goodwill	23,373	23,373
Other assets	448,574	415,717
Total Assets	$21,333,020	$18,258,344

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued (includes $15,714,392 and $12,879,530 at fair value), net	$15,985,206	$13,270,204
Debt obligations, net	3,744,868	3,462,880
Derivative liabilities	68,826	23,660
Accrued expenses and other liabilities	480,657	313,737
Total liabilities	20,279,557	17,070,481
Commitments and Contingencies (see Note 19)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 131,679,516 and 132,519,579 issued and outstanding	1,316	1,325
Additional paid-in capital	2,502,151	2,504,029
Accumulated other comprehensive loss	(39,057)	(43,071)
Cumulative earnings	1,105,549	1,191,401
Cumulative distributions to stockholders	(2,583,444)	(2,532,769)
Total Equity	1,053,463	1,187,863
Total Liabilities and Equity	$21,333,020	$18,258,344
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2025 and December 31, 2024, assets of consolidated VIEs totaled $17,484,443 and $14,654,942, respectively. At June 30, 2025 and December 31, 2024, liabilities of consolidated VIEs totaled $16,386,516 and $13,620,239, respectively. See Note 16 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Interest Income
Residential consumer loans	$184,403	$106,710	$346,746	$193,645
Residential investor loans	72,104	93,106	150,259	188,141
Consolidated Agency multifamily loans	4,508	4,559	8,956	9,140
Real estate securities	16,121	10,749	34,658	17,029
Other interest income	7,200	10,293	15,811	22,202
Total interest income	284,336	225,417	556,430	430,157
Interest Expense
Asset-backed securities issued	(198,537)	(133,429)	(377,907)	(253,688)
Debt obligations	(71,965)	(66,695)	(136,747)	(126,966)
Total interest expense	(270,502)	(200,124)	(514,654)	(380,654)
Net Interest Income	13,834	25,293	41,776	49,503
Non-Interest Income
Mortgage banking activities, net	40,857	18,924	73,910	33,480
Investment fair value changes, net	(84,704)	1,098	(89,892)	22,935
HEI (loss) income, net	(12,899)	15,883	(2,733)	24,969
Servicing income, net	1,608	3,549	5,015	7,774
Fee income, net	2,209	1,663	4,560	2,664
Other income, net	352	1,037	1,902	262
Realized gains, net	640	—	1,207	409
Total non-interest (loss) income, net	(51,937)	42,154	(6,031)	92,493
General and administrative expenses	(36,983)	(33,284)	(74,454)	(67,853)
Portfolio management costs	(10,028)	(4,864)	(16,519)	(8,461)
Loan acquisition costs	(4,781)	(3,664)	(8,349)	(5,901)
Other expenses	(4,035)	(5,177)	(7,944)	(8,538)
Net (Loss) Income Before Provision for Income Taxes	(93,930)	20,458	(71,521)	51,243
Provision for income taxes	(4,562)	(4,924)	(10,824)	(5,447)
Net (Loss) Income	$(98,492)	$15,534	$(82,345)	$45,796
Dividends on preferred stock	(1,757)	(1,757)	(3,507)	(3,507)
Net (Loss) Income (Related) Available To Common Stockholders	$(100,249)	$13,777	$(85,852)	$42,289

Basic (loss) earnings per common share	$(0.76)	$0.10	$(0.67)	$0.31
Diluted (loss) earnings per common share	$(0.76)	$0.10	$(0.67)	$0.31
Basic weighted average common shares outstanding	133,006,312	132,115,854	132,886,919	131,843,100
Diluted weighted average common shares outstanding	133,006,312	132,123,702	132,886,919	131,847,024

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Net (Loss) Income	$(98,492)	$15,534	$(82,345)	$45,796
Other comprehensive income:
Net unrealized gain on available-for-sale ("AFS") securities	538	1,054	3,960	9,710
Reclassification of unrealized (gain) loss on AFS securities to net income	(1,284)	(514)	(1,993)	(1,143)
Reclassification of unrealized loss on interest rate agreements to net income	1,029	1,029	2,047	2,058
Total other comprehensive income	$283	$1,569	$4,014	$10,625
Comprehensive (Loss) Income	$(98,209)	$17,103	$(78,331)	$56,421
Dividends on preferred stock	(1,757)	$(1,757)	$(3,507)	$(3,507)
Comprehensive (Loss) Income (Related) Available To Common Stockholders	$(99,966)	$15,346	$(81,838)	$52,914

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2025	$66,948	133,005,314	$1,330	$2,506,877	$(39,340)	$1,205,798	$(2,558,119)	$1,183,494
Net (loss)	—	—	—	—	—	(98,492)	—	(98,492)
Other comprehensive income	—	—	—	—	283	—	—	283
Employee stock purchase and incentive plans	—	234,997	2	(388)	—	—	—	(386)
Non-cash equity award compensation and other	—	—	—	4,629	—	—	—	4,629
Share repurchases	—	(1,560,795)	(16)	(8,967)	—	—	—	(8,983)
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,757)	—	(1,757)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(25,325)	(25,325)
June 30, 2025	$66,948	131,679,516	$1,316	$2,502,151	$(39,057)	$1,105,549	$(2,583,444)	$1,053,463
For the Six Months Ended June 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2024	$66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
Net (loss)	—	—	—	—	—	(82,345)	—	(82,345)
Other comprehensive income	—	—	—	—	4,014	—	—	4,014
Employee stock purchase and incentive plans	—	720,732	7	(2,644)	—	—	—	(2,637)
Non-cash equity award compensation and other	—	—	—	9,733	—	—	—	9,733
Share repurchases	—	(1,560,795)	(16)	(8,967)	—	—	—	(8,983)
Preferred dividends declared ($1.250 per share)	—	—	—	—	—	(3,507)	—	(3,507)
Common dividends declared ($0.36 per share)(1)	—	—	—	—	—	—	(50,675)	(50,675)
June 30, 2025	$66,948	131,679,516	$1,316	$2,502,151	$(39,057)	$1,105,549	$(2,583,444)	$1,053,463

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2024	$66,948	131,870,835	$1,319	$2,493,856	$(48,901)	$1,172,924	$(2,461,983)	$1,224,163
Net income	—	—	—	—	—	15,534	—	15,534
Other comprehensive income	—	—	—	—	1,569	—	—	1,569
Employee stock purchase and incentive plans	—	344,922	3	(2,191)	—	—	—	(2,188)
Non-cash equity award compensation and other	—	—	—	5,553	—	—	—	5,553
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,757)	—	(1,757)
Common dividends declared ($0.16 per share)(1)	—	—	—	—	—	—	(22,136)	(22,136)
June 30, 2024	$66,948	132,215,757	$1,322	$2,497,218	$(47,332)	$1,186,701	$(2,484,119)	$1,220,738
For the Six Months Ended June 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net income	—	—	—	—	—	45,796	—	45,796
Other comprehensive income	—	—	—	—	10,625	—	—	10,625
Employee stock purchase and incentive plans	—	730,096	7	(2,880)	—	—	—	(2,873)
Non-cash equity award compensation and other	—	—	—	12,250	—	—	—	12,250
Preferred dividends declared ($1.25 per share)	—	—	—	—	—	(3,507)	—	(3,507)
Common dividends declared ($0.32 per share)(1)	—	—	—	—	—	—	(44,246)	(44,246)
June 30, 2024	$66,948	132,215,757	$1,322	$2,497,218	$(47,332)	$1,186,701	$(2,484,119)	$1,220,738
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(82,345)	$45,796
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	5,672	7,823
Depreciation and amortization of non-financial assets	5,460	6,315
Originations of held-for-sale loans	(846,335)	(653,699)
Purchases of held-for-sale loans	(5,210,370)	(2,901,465)
Proceeds from sales of held-for-sale loans	1,905,228	619,573
Principal payments on held-for-sale loans	59,508	30,454
Net settlements of derivatives	(16,853)	(66,475)
Non-cash equity award compensation expense and other	9,733	12,250
Market valuation adjustments	32,865	(73,859)
Realized gains, net	(1,206)	(408)
Net change in:
Other assets	(42,281)	8,592
Accrued expenses and other liabilities	115,176	44,932
Net cash used in operating activities	(4,065,748)	(2,920,171)
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(258,975)	(120,341)
Proceeds from sales of loans	91,204	52,163
Principal payments on loan investments	1,703,903	1,049,264
Purchases of HEI	(6,060)	(606)
Repayments on HEI	21,711	27,272
Purchases of real estate securities	(22,087)	(111,060)
Proceeds from sales of real estate securities	115,281	—
Principal payments on real estate securities	537	669
Repayments from servicer advance investments, net	(5,583)	8,959
Other investing activities, net	(2,097)	(4,541)
Net cash provided by investing activities	1,637,834	901,779
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	3,770,078	2,600,015
Repayments on asset-backed securities issued	(1,414,056)	(732,726)
Proceeds from borrowings on debt obligations	6,815,713	3,910,021
Repayments on debt obligations	(6,534,950)	(3,723,966)
Debt issuance costs paid	(8,490)	(13,734)
Taxes paid on equity award distributions	(2,875)	(3,106)
Net proceeds from issuance of common stock	238	233
Net payments on repurchase of common stock	(7,513)	—
Dividends paid on common stock	(50,675)	(44,246)
Dividends paid on preferred stock	(3,507)	(3,507)
Other financing activities, net	(750)	—
Net cash provided by financing activities	2,563,213	1,988,984
Net increase (decrease) in cash, cash equivalents and restricted cash	135,299	(29,408)
Cash, cash equivalents and restricted cash at beginning of period	312,927	368,788
Cash, cash equivalents and restricted cash at end of period	$448,226	$339,380

Cash and cash equivalents at end of period	301,979	275,581
Restricted cash at end of period (1)	146,247	63,799
Cash, cash equivalents and restricted cash at end of period	$448,226	$339,380

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$496,718	$366,088
Taxes paid (refunded)	4,348	(370)
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Retention of mortgage servicing rights from loan sales	—	84
Consolidation of securitized CAFL bridge loans at issuance	155,373	—
Consolidation of CAFL bridge ABS at issuance	283,107	—
Transfers from loans held-for-sale to loans held-for-investment	3,792,872	2,818,171
Transfers from loans held-for-investment to loans held-for-sale	2,147,978	—
Transfers from residential consumer loans to real estate owned	16,142	13,833
Right-of-use asset obtained in exchange for operating lease liability	2,907	—
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit where we provide liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms, whole-loan distribution activities, joint ventures and our publicly traded shares. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in four segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments.
During the three months ended June 30, 2025, we established Legacy Investments as a new reportable segment to separately disclose financial results for assets that are no longer aligned with our core strategic objectives. These assets, which stem from a change in the manner in which the operations are evaluated by the Chief Operating Decision Maker ("CODM"), include our legacy unsecuritized bridge and term portfolios, certain securities in our third-party securities portfolio and other non-core legacy assets that are intended for sale, runoff, or other forms of disposition as part of our ongoing strategic realignment. See Note 4 for further discussion on our reportable segments, including the new Legacy Investments segment.
Our primary sources of income are net interest income from our investments and non-interest income from our mortgage banking activities. Net interest income primarily consists of the interest income we earn on investments, less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities is generated through the origination and acquisition of loans, and their subsequent sale, securitization, or transfer to our Redwood Investments.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and U.S. generally accepted accounting principles ("GAAP"). Certain disclosures typically included in our annual financial statements may be condensed or omitted from these interim financial statements, as permitted. The disclosures included in these interim financial statements are intended to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at June 30, 2025 and results of operations for all periods presented. The results of operations for the three and six months ended June 30, 2025 should not be construed as indicative of the results to be expected for the full year.
In the first quarter of 2025, on the consolidated balance sheets, we combined the presentation of Residential consumer loans, held-for-sale and Residential consumer loans, held-for-investment within Residential consumer loans and Residential investor loans, held-for-sale and Residential investor loans, held-for-investment within Residential investor loans, respectively. Additionally, to provide more granularity on certain accounts, we broke out Other investments on the consolidated balance sheets into two separate asset categories titled Servicing investments and Strategic investments. Related to this change, on the consolidated statements of income, we broke out Other income (loss), net into two income categories referred to as Servicing income, net and Fee income, net. There was no impact to the consolidated financial statements as a result of this change. In the first quarter of 2025, for the presentation of our segment financial statements, we also allocated interest expense on our secured revolving financing facility from Corporate/Other to Redwood and Legacy Investments. There was no impact to the consolidated financial statements as a result of this change. All prior period amounts related to the changes in this document were conformed to this presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
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
Note 4. Segment Information
Redwood operates in four segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. This segmentation aligns with the results of operations presented to our CODM in reviewing the Company for performance assessment and resource allocation. We identify our CODM to be a group consisting of the Company's Chief Executive Officer, President and Chief Financial Officer.
Our CODM evaluates performance and allocates resources on each respective segment primarily based on segment net income (loss), also referred to as segment contribution, which is also used to assess the annual budget and forecasting process and to consider budget-to-actual variances when allocating capital and personnel to the segments throughout the year.
In the second quarter of 2025, we identified and began reporting Legacy Investments as a new reportable segment, based on how the CODM evaluates performance and allocates resources. Previously included within Redwood Investments, this segment now consists of assets that are no longer strategically aligned with our core business strategies or with how we evaluate operational performance, allocate capital, and measure the success of our investment initiatives, and are primarily associated with our legacy unsecuritized bridge and term loan portfolios, certain securities within our third-party securities portfolio, and other non-core legacy assets. These assets are generally in runoff or other forms of disposition, and the CODM reviews financial results for this segment separately from other investments to inform strategic decisions regarding capital deployment and portfolio realignment. This change in segment presentation aligns with how management currently assesses performance under ASC 280, Segment Reporting, and has been applied retrospectively to all prior periods presented in this Quarterly Report on Form 10-Q. All prior period disclosures have been conformed accordingly. This change had no impact on the consolidated financial statements. See Note 8 for further discussion on our legacy unsecuritized bridge and term loan portfolios.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)
The accounting policies applied to the segments are the same as those described in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of our four segments. These unallocated corporate expenses are included in the Corporate/Other column as reconciling items to our consolidated financial statements and primarily include interest expense for our senior notes, convertible and exchangeable senior notes, and trust preferred securities, indirect general and administrative expenses and other expense. In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. Our loans are accounted for under the fair value option or at the lower of cost or market value for which the carrying value approximates the fair value. Amounts transferred between segments are accounted for at fair value at the time of transfer. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following tables present financial information by segment for the three and six months ended June 30, 2025 and 2024.
Table 4.1 – Business Segment Financial Information

	Three Months Ended June 30, 2025
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$37,021	$3,737	$219,744	$23,449	$385	$284,336
Interest expense	(21,502)	(1,903)	(197,647)	(32,898)	(16,552)	(270,502)
Net interest income (expense)	15,519	1,834	22,097	(9,449)	(16,167)	13,834
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	(22,632)	15,354	—	—	—	(7,278)
Risk management derivatives gains, net (1)	47,028	1,107	—	—	—	48,135
Total Mortgage banking activities, net	24,396	16,461	—	—	—	40,857
Investment fair value changes, net, excluding risk management derivatives	—	—	(26,958)	(74,606)	(132)	(101,696)
Risk management derivatives gains (losses), net (1)	—	—	17,960	(968)	—	16,992
Total Investment fair value changes, net	—	—	(8,998)	(75,574)	(132)	(84,704)
HEI income (loss), net	—	—	126	(13,025)	—	(12,899)
Servicing income, net	—	—	1,608	—	—	1,608
Fee income (loss), net	—	2,782	412	(985)	—	2,209
Other income (loss), net	—	715	394	—	(757)	352
Realized gains, net	—	—	640	—	—	640
Total non-interest income (loss), net	24,396	19,958	(5,818)	(89,584)	(889)	(51,937)
General and administrative expenses	(7,205)	(10,218)	(1,528)	(57)	(17,975)	(36,983)
Portfolio management costs	—	—	(2,594)	(7,434)	—	(10,028)
Loan acquisition costs	(1,267)	(3,514)	—	—	—	(4,781)
Other expenses	—	(2,203)	(1,832)	—	—	(4,035)
(Provision for) benefit from income taxes	(9,289)	278	1,567	2,535	347	(4,562)
Net Income (Loss) (2)	$22,154	$6,135	$11,892	$(103,989)	$(34,684)	$(98,492)
Total Assets	$1,689,117	$301,743	$15,982,357	$2,953,731	$406,072	$21,333,020
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments. For mortgage banking, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)

	Six Months Ended June 30, 2025
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$68,704	$8,131	$421,313	$57,601	$681	$556,430
Interest expense	(34,841)	(4,293)	(377,601)	(65,212)	(32,707)	(514,654)
Net interest income (expense)	33,863	3,838	43,712	(7,611)	(32,026)	41,776
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	(21,268)	29,201	—	—	—	7,933
Risk management derivatives gains, net (1)	67,815	(1,838)	—	—	—	65,977
Total Mortgage banking activities, net	46,547	27,363	—	—	—	73,910
Investment fair value changes, net, excluding risk management derivatives	—	—	(49,626)	(77,677)	(212)	(127,515)
Risk management derivatives gains (losses), net (1)	—	—	44,251	(6,628)	—	37,623
Total Investment fair value changes, net	—	—	(5,375)	(84,305)	(212)	(89,892)
HEI income (loss), net	—	—	181	(2,914)	—	(2,733)
Servicing income, net	—	—	5,015	—	—	5,015
Fee income (loss), net	—	5,861	554	(1,855)	—	4,560
Other income (loss), net	—	2,397	764	—	(1,259)	1,902
Realized gains, net	—	—	1,207	—	—	1,207
Total non-interest income (loss), net	46,547	35,621	2,346	(89,074)	(1,471)	(6,031)
General and administrative expenses	(13,551)	(20,815)	(2,877)	(73)	(37,138)	(74,454)
Portfolio management costs	—	—	(4,654)	(11,865)	—	(16,519)
Loan acquisition costs	(2,338)	(6,011)	—	—	—	(8,349)
Other expenses	—	(4,405)	(3,539)	—	—	(7,944)
(Provision for) benefit from income taxes	(16,551)	927	1,871	2,535	394	(10,824)
Net Income (Loss) (2)	$47,970	$9,155	$36,859	$(106,088)	$(70,241)	$(82,345)
Total Assets	$1,689,117	$301,743	$15,982,357	$2,953,731	$406,072	$21,333,020
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments. For mortgage banking, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)

	Three Months Ended June 30, 2024
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$21,097	$7,008	$155,045	$41,697	$570	$225,417
Interest expense	(9,922)	(5,504)	(130,575)	(39,861)	(14,262)	(200,124)
Net interest income (expense)	11,175	1,504	24,470	1,836	(13,692)	25,293
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	18,264	13,046	—	—	—	31,310
Risk management derivatives (losses), net (1)	(12,019)	(367)	—	—	—	(12,386)
Total Mortgage banking activities, net	6,245	12,679	—	—	—	18,924
Investment fair value changes, net, excluding risk management derivatives	—	—	17,083	(17,079)	(1,450)	(1,446)
Risk management derivatives gains, net (1)	—	—	—	2,544	—	2,544
Total Investment fair value changes, net	—	—	17,083	(14,535)	(1,450)	1,098
HEI income, net	—	—	—	15,883	—	15,883
Servicing income, net	—	—	3,549	—	—	3,549
Fee income, net	—	1,174	428	61	—	1,663
Other income (loss), net	—	—	1,038	—	(1)	1,037
Realized gains, net	—	—	—	—	—	—
Total non-interest income (loss), net	6,245	13,853	22,098	1,409	(1,451)	42,154
General and administrative expenses	(4,957)	(9,677)	(1,349)	(88)	(17,213)	(33,284)
Portfolio management costs	—	—	(1,201)	(3,642)	(21)	(4,864)
Loan acquisition costs	(980)	(2,433)	(13)	(238)	—	(3,664)
Other expenses	—	(2,203)	(2,974)	—	—	(5,177)
(Provision for) Benefit from income taxes	(1,560)	(449)	(2,914)	—	(1)	(4,924)
Net Income (Loss) (2)	$9,923	$595	$38,117	$(723)	$(32,378)	$15,534
Total Assets	$1,106,416	$371,980	$11,420,075	$3,230,928	$361,705	$16,491,104
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Legacy Investments. For mortgage banking, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)

	Six Months Ended June 30, 2024
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$35,409	$10,779	$294,818	$86,822	$2,329	$430,157
Interest expense	(18,188)	(8,381)	(247,049)	(78,685)	(28,351)	(380,654)
Net interest income (expense)	17,221	2,398	47,769	8,137	(26,022)	49,503
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	23,002	17,266	—	—	—	40,268
Risk management derivatives (losses) gains, net (1)	(8,930)	2,142	—	—	—	(6,788)
Total Mortgage banking activities, net	14,072	19,408	—	—	—	33,480
Investment fair value changes, net, excluding risk management derivatives	—	—	40,637	(23,827)	(800)	16,010
Risk management derivatives gains, net (1)	—	—	—	6,925	—	6,925
Total Investment fair value changes, net	—	—	40,637	(16,902)	(800)	22,935
HEI income, net	—	—	—	24,969	—	24,969
Servicing income, net	—	—	7,774	—	—	7,774
Fee income, net	—	1,800	733	131	—	2,664
Other income (loss), net	—	—	1,208	—	(946)	262
Realized gains, net	—	—	314	—	95	409
Total non-interest income (loss), net	14,072	21,208	50,666	8,198	(1,651)	92,493
General and administrative expenses	(9,746)	(21,102)	(4,164)	(52)	(32,789)	(67,853)
Portfolio management costs	—	—	(2,210)	(6,225)	(26)	(8,461)
Loan acquisition costs	(1,551)	(4,097)	(14)	(239)	—	(5,901)
Other expenses	—	(5,008)	(3,530)	—	—	(8,538)
(Provision for) Benefit from income taxes	(3,054)	1,687	(4,060)	—	(20)	(5,447)
Net Income (Loss) (2)	$16,942	$(4,914)	$84,457	$9,819	$(60,508)	$45,796
Total Assets	$1,106,416	$371,980	$11,420,075	$3,230,928	$361,705	$16,491,104
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Legacy Investments. For mortgage banking, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 5. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2025 and 2024.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$15,095	$14,305	$45,694	$10,451
Trading securities (2)	(38,645)	2,611	(67,972)	11,122
Risk management derivatives (3)	47,028	(12,019)	67,815	(8,930)
Other income, net (4)	921	1,348	1,013	1,429
Total Sequoia mortgage banking activities, net	24,399	6,245	46,550	14,072

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value (1)	4,560	6,068	11,490	5,772
Residential investor bridge loans, at fair value	3,573	1,108	4,605	2,054
Risk management derivatives (3)	1,107	(368)	(1,838)	2,141
Other income, net (4) (5)	7,218	5,871	13,103	9,441
Total CoreVest mortgage banking activities, net	16,458	12,679	27,360	19,408
Mortgage Banking Activities, Net	$40,857	$18,924	$73,910	$33,480
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
June 30, 2025
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
Determination of Fair Value
Included in Note 6 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At June 30, 2025, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2025 and December 31, 2024, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2025	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$14,201,893	$—	$—	$14,201,893
Residential investor loans	4,313,935	—	—	4,313,935
Consolidated Agency multifamily loans	423,097	—	—	423,097
HEI	587,636	—	—	587,636
Real estate securities:
Trading	150,498	—	—	150,498
AFS	114,499	—	—	114,499
Servicing investments	298,004	—	—	298,004
Strategic investments	3,460	—	—	3,460
Derivative assets	219,797	81,125	124,518	14,154
Total Assets	$20,312,819	$81,125	$124,518	$20,107,176

Liabilities
ABS issued	$15,714,392	$—	$—	$15,714,392
Derivative liabilities	68,826	57,461	10,519	846
Non-controlling interest	127,612	—	—	127,612
Total Liabilities	$15,910,830	$57,461	$10,519	$15,842,850

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	HEI	Real Estate Trading Securities	Real Estate AFS Securities	Servicing Investments	Strategic Investments	Derivatives, net (1)
(In Thousands)
Beginning balance - December 31, 2024	$11,077,823	$4,587,090	$424,597	$589,785	$193,749	$211,474	$297,683	$3,460	$5,323
Acquisitions	5,242,364	43,037	—	—	21,243	844	—	—	—
Originations	—	932,588	—	6,060	—	—	—	—	—
Sales	(1,212,672)	(826,649)	—	—	(12,903)	(102,378)	—	—	—
Principal paydowns	(1,095,924)	(662,975)	(4,512)	(21,711)	(318)	(218)	5,583	—	—
Consolidation of securitized bridge loans (2)	—	306,422	—	—	—	—	—	—	—
Gains (losses) in net income, net	194,373	(54,972)	3,012	13,363	(51,273)	1,510	(5,262)	—	39,888
Unrealized gains in OCI, net	—	—	—	—	—	3,267	—	—	—
Other settlements, net (3)	(4,071)	(10,606)	—	139	—	—	—	—	(31,903)
Ending balance - June 30, 2025	$14,201,893	$4,313,935	$423,097	$587,636	$150,498	$114,499	$298,004	$3,460	$13,308
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (4)	$186,838	$(59,577)	$2,953	$14,713	$(48,732)	$3,960	$(4,575)	$—	$13,308

	Liabilities
	ABS Issued	Non-controlling interest
(In Thousands)
Beginning balance - December 31, 2024	$12,879,530	$99,510
Acquisitions	3,908,558	—
Sales	—	—
Principal paydowns	(1,293,470)	9,707
Gains (losses) in net income (loss), net	219,774	16,926
Other settlements, net	—	1,469
Ending balance - June 30, 2025	$15,714,392	$127,612
Change in unrealized gains or (losses) for the period included in earnings for liabilities held at the end of the reporting period (4)	$150,222	$(6,773)
(1)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(2)In the fourth quarter of 2024, we completed our first CAFL securitization sponsored by our joint venture that we consolidate under GAAP as we are the primary beneficiary. During the six months ended June 30, 2025, we transferred $84 million of residential investor bridge loans to the joint venture under the replenishment feature of this securitization. During the three months ended June 30, 2025, we completed our second CAFL securitization sponsored by our joint venture that we consolidate under GAAP as we are the primary beneficiary, and transferred $222 million of residential investor bridge loans to the joint venture related to this securitization. For additional information on our principles of consolidation, see Note 16 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of the 2025 Quarterly Report on Form 10-Q.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
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
June 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$14,201,893	Senior credit spread to TBA price (3)	$0.88	-	$1.50		$1.04
		Senior credit spread to Swap rate (3)	130	-	300	bps	162	bps
		Subordinate credit spread to Swap rate	190	-	675	bps	293	bps
		Senior credit support (3)	7	-	7%		7%
		IO discount rate (3)	22	-	23%		22%
		Liability price	$24	-	$104		$96
		Dollar price of Aspire non-QM loans	$99	-	$106		$103
Residential investor loans:
Residential investor term loans (4)	2,445,687	Whole loan spread (3)	235	-	235	bps	235	bps
		Liability price	$91	-	$102		$95
Residential investor bridge loans (4)	1,868,248	Whole loan discount rate	7	-	15%		10%
		Whole loan spread	445	-	445	bps	445	bps
		Liability Price	$96	-	$171		$102
		Dollar price of non-performing loans	$35	-	$100		$78
Consolidated agency multifamily loans(6)	423,097	Liability price	$99	-	$99		$99
HEI	587,636	Discount rate	10	-	12%		12%
		Prepayment rate (Annual CPR)	1	-	20%		14%
		Home price appreciation (depreciation)	3.5	-	3.5%		3.5%
		Liability price (4)	$146	-	$208		$168
Real estate securities - trading and AFS securities	264,997	Discount rate	5	-	32%		12%
		Prepayment rate (Annual CPR)	2	-	32%		10%
		Default rate	—	-	8%		—%
		Loss severity	—	-	50%		24%
Servicing investments	298,004	Prepayment rate (Annual CPR)	2	-	52%		13%
		Discount rate	8	-	19%		13%
Derivative assets, net (7)	13,308	Senior credit spread to TBA price (3)	$0.88	-	$1.5		$1.04
		Senior credit spread to Swap rate (3)	185	-	300	bps	204	bps
		Subordinate credit spread to Swap rate	190	-	675	bps	293	bps
		Senior credit support (3)	7	-	7%		7%
		IO discount rate (3)	22	-	23%		22%
		Pull-through rate	6	-	100%		63%
		Dollar price of Aspire non-QM loans	$94	-	$106		$103
Strategic investments	3,460	Transaction Price	$200	-	$1,000		$494
Total Assets	$20,106,330

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)

June 30, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average (2)
Liabilities
ABS issued (4)	$15,714,392	Discount rate	—	-	20%	3%
		Prepayment rate (annual CPR)	—	-	47%	7%
		Default rate	—	-	19%	—%
		Loss severity	—	-	50%	1%
Non-controlling interests (8)	127,612	Discount rate	13	-	20%	16%
Total Liabilities	$15,842,004
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
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for Collateralized Financing Entities ("CFE"). At June 30, 2025, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, Freddie Mac SLST, and Freddie Mac K-Series was $611 million, $330 million, $257 million and $36 million, respectively. At June 30, 2025, the fair value of our securities in the three CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entities was $38 million and $51 million, respectively.
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
(8)Of the total $151 million payable to non-controlling interests, $128 million is measured at fair value on a recurring basis.
The following table summarizes the estimated fair values of assets and liabilities that are not measured at fair value at June 30, 2025 and December 31, 2024.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		June 30, 2025		December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Residential investor loans held-for-sale (1)	3	$25,233	$25,233	$—	$—
Cash and cash equivalents	1	301,979	301,979	245,165	245,165
Restricted cash	1	146,247	146,247	67,762	67,762

Liabilities
Debt obligation facilities and other financing	2	$3,011,683	$3,012,578	$2,818,292	$2,819,393
ABS issued, net	3	270,814	271,687	390,674	392,344
Convertible notes, net	1	367,021	368,220	365,739	365,455
Trust preferred securities and subordinated notes, net	3	138,883	86,490	138,860	93,465
Senior Notes	1	227,281	229,270	139,989	146,716
Guarantee obligations (2)	3	2,053	2,770	2,806	3,204
(1)Residential investor loans reported at lower of cost or market for which the carrying value approximates fair value at June 30, 2025.
(2)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
During the three and six months ended June 30, 2025, we elected the fair value option for $13 million and $21 million of securities, $2.98 billion and $5.31 billion (principal balance) of residential consumer loans, and $432 million and $893 million (principal balance) of residential investor loans. Additionally, during the three and six months ended June 30, 2025, we elected the fair value option for $4 million and $6 million of newly originated HEI.
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
Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans and hold a retained portion for investment.
The following table summarizes the classifications and carrying values of the securitized and unsecuritized residential consumer loans owned at June 30, 2025 and December 31, 2024.
Table 7.1 – Classifications and Carrying Values of Residential Consumer Loans

June 30, 2025	Unsecuritized Jumbo Loans	Securitized Jumbo Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$1,350,782	$—	$1,264,049	$2,614,831
Held-for-investment at fair value	—	11,587,062	—	11,587,062
Total Residential Consumer Loans	$1,350,782	$11,587,062	$1,264,049	$14,201,893

December 31, 2024	Unsecuritized Jumbo Loans	Securitized Jumbo Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$1,013,547	$—	$—	$1,013,547
Held-for-investment at fair value	—	8,819,554	1,244,722	10,064,276
Total Residential Consumer Loans	$1,013,547	$8,819,554	$1,244,722	$11,077,823
At June 30, 2025, we owned mortgage servicing rights associated with $1.3 billion (principal balance) of residential consumer loans that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans. Refer to Note 16 for further information on our consolidated VIEs.

At June 30, 2025, we had $2.3 billion in commitments to fund residential consumer loans. See Note 13 for additional information on these commitments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at June 30, 2025 and December 31, 2024.
Table 7.2 – Characteristics of Residential Consumer Loans Held-for-Sale

June 30, 2025	Unsecuritized Jumbo Loans	Securitized Re-Performing Loans
(Dollars in Thousands)
Unpaid principal balance ("UPB")	$1,333,257	$1,471,356
Fair value of loans	$1,350,782	$1,264,049
Market value of loans pledged as collateral under short-term borrowing agreements	$1,349,510	N/A
Weighted average coupon	6.39%	4.49%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$1,479	$99,420
Average 90+ days delinquent balance (UPB)	740	171
Unpaid principal balance of loans in foreclosure	—	36,626
Average foreclosure balance (UPB)	—	176

December 31, 2024	Unsecuritized Jumbo Loans
(Dollars in Thousands)
Unpaid principal balance ("UPB")	$1,000,663
Fair value of loans	$1,013,547
Market value of loans pledged as collateral under short-term borrowing agreements	$1,005,926
Weighted average coupon	6.56%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies	$—
Average UPB of 90+ days delinquent loans	—
Unpaid principal balance of loans in foreclosure	—
Average foreclosure balance (UPB)	—
During the three and six months ended June 30, 2025 and 2024, mortgage banking activities, net were $24 million and $6 million and $47 million and $14 million, respectively, and included changes in fair value of residential consumer loans held-for-sale, loan purchase commitments, and related risk management derivatives in our Sequoia Mortgage Banking segment. See Note 5 for additional information.
The following table provides the activity of residential consumer loans held-for-sale ("HFS") during the three and six months ended June 30, 2025 and 2024.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Principal balance of loans acquired	$2,976,206	$1,874,201	$5,313,391	$2,873,987
Principal balance of loans sold	841,238	5,563	1,261,751	207,144
Principal balance of loans transferred from HFS to HFI	2,049,465	1,424,026	3,673,365	2,611,987

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Securitized Jumbo and Securitized Re-Performing Loans securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. During the three months ended June 30, 2025 we transferred our Securitized Re-Performing Loans to Held-for-Sale. The following tables summarize the characteristics of the securitized jumbo residential consumer loans at June 30, 2025 and December 31, 2024.
Table 7.4 – Characteristics of Residential Consumer Loans Held-for-Investment

June 30, 2025	Securitized Jumbo Loans
(Dollars in Thousands)
UPB	$12,013,426
Average loan balance (UPB)	$875
Fair value of loans (1)	$11,587,062
Weighted average coupon	5.44%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$31,322
Average 90+ days delinquent balance (UPB)	712
Unpaid principal balance of loans in foreclosure	15,503
Average foreclosure balance (UPB)	646

December 31, 2024	Securitized Jumbo Loans	Securitized Re-Performing Loans
(Dollars in Thousands)
UPB	$9,350,286	$1,514,432
Average loan balance (UPB)	$842	$155
Fair value of loans (1)	$8,819,554	$1,244,722
Weighted average coupon	5.35%	4.49%

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$19,480	$106,910
Average 90+ days delinquent balance (UPB)	$573	$172
Unpaid principal balance of loans in foreclosure	$10,493	$41,913
Average foreclosure balance (UPB)	$552	$185
(1)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for CFEs, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss).
(2)For loans held at consolidated entities, the number and unpaid principal balance of loans 90+ days delinquent includes loans in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
The following table provides the activity of securitized jumbo residential consumer loans held-for-investment during the three and six months ended June 30, 2025 and 2024.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Principal value of loans transferred from HFS to HFI (1)	$2,049,465	$1,424,026	$3,673,365	$2,611,987
Net market valuation gains (losses) recorded	52,453	(48,590)	134,137	(103,399)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with jumbo securitization
Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans. As of June 30, 2025, certain residential investor loans were classified as HFS in connection with our ongoing strategic realignment. In the three months ended June 30, 2025, we established Legacy Investments as a new reportable segment, to present financial results for assets that are managed separately based on how the CODM evaluates capital allocation decisions and assesses performance in accordance with our segment reporting framework. As of June 30, 2025, $886 million of legacy unsecuritized bridge loans and $50 million of legacy unsecuritized term loans were reported in the Legacy Investments segment. These loans are classified as HFS and are managed within the Legacy Investments segment due to their characteristics and strategic prioritization, consistent with how the CODM reviews and evaluates the business. See Note 4 for further discussion on our reportable segments, including the new Legacy Investments segment.
The following table summarizes the classifications and carrying values of the securitized and unsecuritized residential investor loans at June 30, 2025 and December 31, 2024.
Table 8.1 – Classifications and Carrying Values of Residential Investor Loans

June 30, 2025	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)(2)	$174,808	$—	$949,264	$—	$1,124,072
Held-for-investment at fair value	—	2,270,879	—	944,217	3,215,096
Total Residential Investor Loans	$174,808	$2,270,879	$949,264	$944,217	$4,339,168

December 31, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value	$158,637	$—	$78,587	$—	$237,224
Held-for-investment at fair value	—	2,485,069	1,041,694	823,103	4,349,866
Total Residential Investor Loans	$158,637	$2,485,069	$1,120,281	$823,103	$4,587,090
(1)At June 30, 2025, Residential investor bridge loans held-for-sale include $25 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
(2)At June 30, 2025, held-for-sale loans include $886 million of unsecuritized bridge loans and $50 million of unsecuritized term loans that were reported in the Legacy Investments segment
Nearly all of the outstanding residential investor term loans at June 30, 2025 were first-lien, fixed-rate loans with original maturities of three, five, seven, or ten years.
The outstanding residential investor bridge loans held-for-investment at June 30, 2025 were first-lien, interest-only loans with original maturities of 8 to 36 months and were comprised of 43% one-month SOFR-indexed adjustable-rate loans, and 57% fixed-rate loans.
The change in fair value of residential investor loans from December 31, 2024 to June 30, 2025 reflects both realized and anticipated changes in portfolio performance and composition. The overall decline in fair value was primarily attributable to the

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
unsecuritized residential investor bridge loan portfolio, which decreased to $949 million at June 30, 2025 from $1.12 billion at December 31, 2024. This decline was driven by fair value losses recognized during the period, which was the result of elevated delinquencies—particularly among 2021 and 2022 vintage bridge loans—and continued strategic sales and runoff of these loans as part of the Company's accelerated repositioning strategy.
Fair value changes also reflect the impact of loan modifications during the period, particularly extensions and interest deferrals, which may have resulted in downward adjustments to loan valuations. These modifications were predominantly related to bridge loans with underlying project delays, borrower financial stress, or market-driven refinancing challenges. The fair value impact of such modifications is incorporated into the Company’s valuation models and contributed to the overall movement in loan values during the period. Refer to the Loan Modifications section of this footnote for further details on these modifications.
At June 30, 2025, we had $435 million in commitments to fund additional advances on existing residential investor bridge loans. See Note 19 for additional information on these commitments. During the three and six months ended June 30, 2025, we sold $151 million and $302 million of residential investor bridge loans, net of $16 million and $32 million of construction draws to our joint ventures, respectively. See Note 12 for additional information on these joint ventures.
During the three and six months ended June 30, 2025 and 2024, mortgage banking activities, net were $16 million and $27 million, and $13 million and $19 million, respectively, and included changes in fair value of residential investor loans held-for-sale, interest rate lock commitments, and related risk management derivatives in our CoreVest Mortgage Banking segment. See Note 5 for additional information. During the three and six months ended June 30, 2025, Fee income, net was $2 million and $5 million, respectively, and primarily included portfolio administration fees earned on term and bridge loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table provides the activity of unsecuritized residential investor loans during the three and six months ended June 30, 2025 and 2024.
Table 8.2 – Activity of Unsecuritized Residential Investor Loans

	Three Months Ended June 30,
	2025		2024
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$228,545	$141,756	$217,538	$234,115
Principal balance of loans acquired (1)	36,237	25,233	648	—
Principal balance of loans sold to third parties (2)	250,795	226,081	252,424	156,294
Transfer of loans between portfolios (3)	—	75,994	—	(89,202)

	Six Months Ended June 30,
	2025		2024
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$416,763	$407,900	$334,628	$428,144
Principal balance of loans acquired (1)	43,037	25,233	648	15,677
Principal balance of loans sold to third parties (2)	433,210	382,574	258,456	209,515
Transfer of loans between portfolios (3)	—	25,375	—	(187,933)
(1)For the three and six months ended June 30, 2025 and 2024, balance reflects loans acquired from a loan origination partner and loan repurchases.
(2)For the three and six months ended June 30, 2025 and 2024 the principal balance of loans sold to third parties is net of $16 million and $6 million, and $32 million and $21 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
(3)Transfers of unsecuritized residential investor term loans between portfolios represents the transfer of loans from held-for-sale to held-for-investment associated with consolidated term securitizations. Transfers of unsecuritized bridge loans, represents the transfer of residential investor bridge loans from "Unsecuritized Bridge" to "Securitized Bridge" resulting from their inclusion in one of our bridge loan securitizations, which generally have replenishment features for a set period of time from the closing.
Securitized Residential Investor Loans Held-for-Investment
We invest in securities issued by securitizations sponsored by CoreVest and consolidate the underlying residential investor term loans and bridge loans owned by these entities. For loans held at our consolidated securitization entities, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). We did not elect to account for three of our Bridge securitizations under the CFE guidelines, but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income. See further discussion in Note 16.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Residential Investor Loan Characteristics
The following table provides the activity of securitized residential investor loans held-for-investment during the three and six months ended June 30, 2025 and 2024.
Table 8.3 – Activity of Securitized Residential Investor Loans Held-for-Investment

	Three Months Ended June 30,
	2025		2024
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded	$14,122	$(4,591)	$3,530	$(4,870)
Fair value of loans transferred to HFI	—	75,994	—	89,202

	Six Months Ended June 30,
	2025		2024
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded	$14,053	$(8,285)	$11,113	$(1,180)
Fair value of loans transferred to HFI	—	126,613	—	187,933
The following tables summarize the characteristics of securitized and unsecuritized residential investor loans at June 30, 2025 and December 31, 2024.
Table 8.4 – Characteristics of Residential Investor Loans

June 30, 2025	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$200,916	$2,399,197	$1,056,296	$928,171
Average UPB of loans	2,208	2,809	4,959	1,351
Fair value of loans	174,808	2,270,878	949,264	944,217
Weighted average coupon	6.95%	5.31%	9.22%	9.49%
Weighted average remaining loan term (years)	9	4	1	1
Market value of loans pledged as collateral under debt facilities	$115,742	N/A	$897,085	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$77,396	$169,697	$196,370	$38,203
Average UPB of 90+ days delinquent loans (2)	9,674	3,857	12,273	1,819
Fair value of loans with 90+ day delinquencies (2)	46,477	N/A	139,780	N/A
Unpaid principal balance of loans in foreclosure (3)	—	17,111	77,221	24,769
Average UPB of loans in foreclosure (3)	—	3,422	12,870	1,078
Fair value of loans in foreclosure (3)	—	N/A	58,005	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)

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
The following table presents the unpaid principal balance of residential investor loans recorded on our consolidated balance sheets at June 30, 2025 by collateral/strategy type.
Table 8.5 – Residential Investor Loans Collateral/Strategy Type

June 30, 2025	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$104,258	$1,856,025	$—	$—
Multifamily	96,658	543,172	—	—
Bridge
Renovate / Build for Rent ("BFR") (1)	—	—	442,211	368,583
Single Asset Bridge ("SAB") (2)	—	—	38,001	411,342
Multifamily (3)	—	—	544,605	147,191
Third-Party Originated	—	—	31,480	1,055
Total Residential Investor Loans	$200,916	$2,399,197	$1,056,297	$928,171
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
June 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Loan Modifications
We may amend or modify a loan depending on the loan's specific facts and circumstances. These loan modifications typically include amendments and restructuring and include terms such as additional time for the borrower to refinance or sell the collateral property, interest rate reductions, and/or deferral of scheduled principal and/or interest payments. In some instances, a loan amendment or restructuring may bring the loan out of delinquent status. In other instances, including in the case of Build for Rent ("BFR") loans, a loan modification may amend the project's underlying budget (including allocation of hard/soft costs, interest reserves, and other items) or construction or completion milestones, if warranted, based on progress versus the initial budget. Because they finance the construction of rental housing, many BFR projects do not generate net operating income until the later stages of the loan term. As such, BFR loans are sized to include allocations for interest expense as well as construction costs and other standard budget items. We utilize a rigorous and consistently implemented fair value process when evaluating these loans, which involves management’s review of updated appraisals, collateral performance, sales cost estimates, and independent market data when available. This approach, conducted in accordance with GAAP, is designed to ensure valuations reflect current conditions and project-specific risks. The actual amounts ultimately recovered—whether through foreclosure, collateral sale, or alternative resolutions, such as discounted payoffs or loan sales—may differ significantly from our estimates and could materially affect future earnings. In exchange for a modification, we may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a capital infusion to replenish interest or capital improvement reserves, and/or termination of all or a portion of the remaining unfunded loan commitment.
For the three months ended June 30, 2025 and December 31, 2024, we made modifications to our legacy unsecuritized bridge and term loan portfolios. These modifications included adjustments to the contractual interest rates. In certain cases, these adjustments involve deferrals of interest. Some modifications are limited to extensions of loan maturities and/or covenant terms.
We may also offer maturity extensions, subject to mandatory partial repayments during the loan term. In certain cases, we implement a hard cash management structure (enabling Redwood, as the lender, to control all cash flows at the property) and establish interest reserves to cover potential debt service shortfalls. Any shift in our intended exit strategy could have implications for the valuation of these loans. Additionally, we may further modify loans that were previously modified. These subsequent modifications may include changes to the contractual interest pay rate and deferred interest terms.
In the three months ended June 30, 2025, consistent with our strategic transition away from non-core legacy assets, we classified certain modified and legacy loans as held-for-sale and evaluated these assets for impairment in accordance with applicable accounting guidance. These classifications and related fair value measurements reflect updated expectations regarding the timing and manner of recovery, and incorporate observable market data, recent comparable asset sales, and other valuation inputs, as appropriate.
For the three months ended June 30, 2025 and December 31, 2024, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $363 million and $353 million, respectively. This balance included modifications to the contractual interest rates (including, in certain cases, deferrals of interest) on loans, modifications involving only extensions of loan maturities and/or covenant terms and further modifications on loans that had been previously modified in a prior period.
For the three months ended June 30, 2025 and December 31, 2024, we modified loans primarily involving adjustments to contractual interest pay rates (including, in certain cases, deferrals of interest) with an aggregate unpaid principal balance of $60 million and $167 million, respectively. Modifications on these loans maintained a contractual interest rate of approximately 8.91% and 8.64%, respectively, of which 3.72% and 5.39% represented deferred interest, respectively. Of this population, we further modified loans that had been previously modified in a prior period, with an aggregate unpaid principal balance of $25 million and $24 million, respectively. The further modifications on these loans involved one or more of: (i) additional amendments to the contractual interest pay rate and deferred interest, (ii) maturity extensions (subject to mandatory partial repayments during the loan term) and (iii) establishment of a hard cash management structure (enabling Redwood, as the lender, to control all cash flows at the property), along with funding interest reserves to cover debt service shortfalls.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
For the three months ended June 30, 2025 and December 31, 2024, we modified loans by extending maturities and/or covenant terms with an aggregate unpaid principal balance of $303 million and $186 million, respectively. Of this balance, we further modified loans that had been previously modified in a prior period. The aggregate unpaid principal balance of these loans totaled $169 million and $103 million, respectively. While we continue to actively engage with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor financial stress could lead to realized credit losses. An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a routine asset management outcome for these loans, irrespective of market conditions. When we provide these types of maturity extensions, our asset management function also seeks to charge a fee. For the second quarter of 2025 and fourth quarter of 2024, the average length of maturity extensions granted on residential investor bridge loans was under five months and four months, respectively.
Nonaccrual Loans
Interest income is accrued on loans in the period the coupon interest is contractually earned until such time a loan is placed on non-accrual status.
A loan is generally placed on non-accrual status when it is probable that all principal and interest due under the contractual terms will not be collected and a loan is past due more than 90 days. At the time a loan is placed on non-accrual status, all previously accrued but uncollected interest is written off against interest income and interest subsequently collected is recognized on a cash basis when it is received. A loan remains on non-accrual status until the loan balance is deemed collectible or until such time the loan qualifies to be placed back on accrual status. Generally, a loan is placed back on accrual status when the loan becomes contractually current or the collection of past due and future payments is reasonably assured either through reinstatement by the borrower, recoverability on the estimated net equity in the underlying real estate property or both.
At June 30, 2025, residential investor loans with an aggregate unpaid principal balance of $718 million and an aggregate fair value of $595 million, respectively, were on non-accrual status. Of this balance, loans with $261 million aggregate unpaid principal balance were on full non-accrual of the contractual coupon interest and loans with $457 million aggregate unpaid principal balance were on non-accrual of deferred interest.
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
Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated jumbo loan securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at June 30, 2025 and December 31, 2024.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	June 30, 2025	December 31, 2024
Trading	$150,498	$193,749
AFS	114,499	211,474
Total Real Estate Securities	$264,997	$405,223
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
June 30, 2025
(Unaudited)

Note 9. Real Estate Securities - (continued)

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
AFS Securities
The following tables present the detail of our AFS securities, by position and collateral type, at June 30, 2025 and December 31, 2024.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

June 30, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$—	$14,969	$77,435	$92,404
Gross unrealized gains	—	33	27,216	27,249
Gross unrealized losses	—	—	(4,315)	(4,315)
Allowance for credit losses	—	—	(839)	(839)
Total Carrying Value	$—	$15,002	$99,497	$114,499

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$39,135	$31,250	$121,053	$191,438
Gross unrealized gains	230	668	25,733	26,631
Gross unrealized losses	—	(51)	(5,623)	(5,674)
Allowance for credit losses	—	—	(921)	(921)
Total Carrying Value	$39,365	$31,867	$140,242	$211,474

June 30, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$—	$15,002	$3,895	$18,897
Multifamily securities	—	—	—	—
Sequoia securities	—	—	95,602	95,602
Total Fair Value	$—	$15,002	$99,497	$114,499

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$39,365	$28,948	$40,191	$108,504
Multifamily securities	—	2,919	8,830	11,749
Sequoia securities	—	—	91,221	91,221
Total Fair Value	$39,365	$31,867	$140,242	$211,474
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. During the three and six months ended June 30, 2025, we recognized net gains of $0.6 million and $1 million, respectively, on sales of

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS securities. For the three and six months ended June 30, 2024 we did not sell any AFS securities. During the three and six months ended June 30, 2025, we had $1 million and $4 million of net unrealized gains on AFS securities, respectively.
At June 30, 2025, we had $15 million of AFS securities with contractual maturities less than five years, $5 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at June 30, 2025 and December 31, 2024.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
June 30, 2025	$2,073	$(4)	$20,819	$(4,311)
December 31, 2024	30,351	(391)	19,817	(5,283)
At June 30, 2025, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheets included 64 AFS securities, of which 12 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2024, our consolidated balance sheets included 90 AFS securities, of which 20 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer.
Allowance for Credit Losses
Credit impairments on our AFS securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position. At June 30, 2025, our allowance for credit losses related to our AFS securities was $0.8 million.
The following table details the activity related to the allowance for credit losses for AFS securities for the three and six months ended June 30, 2025 and 2024.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Three Months Ended June 30,
(In Thousands)	2025	2024
Beginning balance allowance for credit losses	$854	$1,853
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(15)	(514)
Ending balance of allowance for credit losses	$839	$1,339

	Six Months Ended June 30,
(In Thousands)	2025	2024
Beginning balance allowance for credit losses	$921	$2,482
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(82)	(1,143)
Ending balance of allowance for credit losses	$839	$1,339

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 10. Home Equity Investments (HEI)
We have historically invested in HEI contracts from third party originators, however, we ceased new investments in third-party originated HEI contracts and began originating HEI directly in 2023 through our own Aspire HEI platform. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
We co-sponsor two HEI securitization entities that we consolidated in accordance with GAAP, and have elected to account for them under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of income.
In the second quarter of 2025, we began reporting our third-party originated HEI portfolio within the Legacy Investments segment, consistent with how the CODM evaluates financial performance and allocates resources across our reportable segments.
The following table presents our HEI at June 30, 2025 and December 31, 2024.
Table 10.1 – Home Equity Investments

(In Thousands)	June 30, 2025	December 31, 2024
Unsecuritized HEI	$246,355	$257,315
HEI held at consolidated HEI securitization entities	341,281	332,470
Total Home Equity Investments at fair value (1)	$587,636	$589,785
(1)As of June 30, 2025, balance includes $579 million of third-party originated HEI included in our Legacy Investments segment.
The following table details our HEI activity during the three and six months ended June 30, 2025 and 2024. Changes in the value of HEI during the three months ended June 30, 2025 are driven by incremental negative fair value adjustments, reflecting anticipated near-term resolutions on HEI held in our Legacy Investments segment.
Table 10.2 – Activity of HEI

	Three Months Ended June 30,
	2025		2024
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$4,226	$—	$299	$—
Net market valuation (losses) gains recorded	(14,306)	8,621	11,663	17,029

	Six Months Ended June 30,
	2025		2024
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$6,060	$—	$606	$—
Net market valuation (losses) gains recorded	(7,170)	20,533	17,806	32,453

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following table provides the components of HEI income, net for the three and six months ended June 30, 2025 and 2024.
Table 10.3 – Components of HEI Income, net

	Three Months Ended June 30,
(In Thousands)	2025	2024
Net market valuation (losses) gains recorded on Unsecuritized HEI	$(14,306)	$11,663
Net market valuation gains recorded on Securitized HEI	8,621	17,029
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(5,262)	(5,472)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(2,133)	(7,381)
Other (2)	181	$44
Total HEI (loss) income, net	$(12,899)	$15,883

	Six Months Ended June 30,
(In Thousands)	2025	2024
Net market valuation (losses) gains recorded on Unsecuritized HEI	$(7,170)	$17,806
Net market valuation gains recorded on Securitized HEI	20,533	32,453
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(9,031)	(12,881)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(7,342)	(12,508)
Other (2)	277	99
Total HEI (loss) income, net	$(2,733)	$24,969
(1)Amount includes interest expense associated with ABS issued, which totaled $3 million and $6 million, for both the three and six months ended June 30, 2025 and 2024, respectively.
(2)Amount includes HEI income, net from direct HEI originations of $0.1 million and zero, for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and zero, for the six months ended June 30, 2025 and 2024, respectively.
Note 11. Servicing Investments
Servicing Investments at June 30, 2025 and December 31, 2024 are summarized in the following table.
Table 11.1 – Components of Servicing Investments

(In Thousands)	June 30, 2025	December 31, 2024
Servicer advance investments, at fair value	$236,225	$233,820
Excess MSRs, at fair value	29,940	32,274
MSRs, at fair value	31,839	31,589
Total Servicing Investments	$298,004	$297,683
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
For the three months ended June 30, 2025 and 2024, income from Servicing investments included Other interest income of $7 million and $8 million, respectively, Investment fair value changes, net of negative $3 million and positive $10 million, respectively, and Servicing income, net of $2 million and $4 million, respectively. For the six months ended June 30, 2025 and 2024, income from Servicing investments included Other interest income of $14 million and $16 million, respectively, Investment fair value changes, net of negative $6 million and positive $8 million, respectively, and Servicing income, net of $5 million and $8 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 12. Strategic Investments
Strategic Investments at June 30, 2025 and December 31, 2024 are summarized in the following table.
Table 12.1 – Components of Strategic Investments

(In Thousands)	June 30, 2025	December 31, 2024
Strategic investments, equity method	$37,138	$48,767
Strategic investments, measurement alternative	26,594	25,896
Strategic investments, at fair value	3,460	3,460
Other investments	11,063	—
Total Strategic Investments	$78,255	$78,123
Income from Strategic Investments for the three and six months ended June 30, 2025 and 2024 are summarized in the following tables.
Table 12.2 – Components of Income From Strategic Investments, net

	Three Months Ended June 30,
(In Thousands)	2025	2024
Other (loss) income, net (1)	$(210)	$(1)
Investment fair value changes, net (2)	(132)	(1,450)
Total Strategic Investments Income, Net	$(342)	$(1,451)

	Six Months Ended June 30,
(In Thousands)	2025	2024
Other income (loss), net (1)	$969	$(945)
Investment fair value changes, net (2)	(212)	(800)
Total Strategic Investments Income, Net	$757	$(1,745)
(1)Represents net equity method earnings from our Strategic investments that are accounted for under the equity method.
(2)Includes Investment fair value changes related to our Strategic investments that are accounted for under the measurement alternative for equity securities without readily determinable fair values. For the three and six months ended June 30, 2025, includes Investment fair value earnings of $0.1 million and $0.2 million, respectively, under the measurement alternative. For both the three and six months ended June 30, 2024, we recognized net equity method losses of $1 million and $0.8 million, respectively, under the measurement alternative.
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
Joint Ventures
In the second quarter of 2023, we established a joint venture with an institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. At June 30, 2025, the carrying value of our investment in the joint venture was $2 million. We account for our investment in the joint venture under the equity method of accounting as we have a 20% non-controlling interest, but are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. For the three and six months ended June 30, 2025, we recognized net equity method losses of $0.1 million and net equity method gains of $0.1 million, respectively, through Other income, net in our Consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 12. Strategic Investments - (continued)
In the first quarter of 2024, we established a joint venture with another institutional investment manager to invest in residential investor bridge and term loans originated by us. At June 30, 2025, the carrying value of our investment in the joint venture was $7 million. We account for our investment in the joint venture under the equity method of accounting as we have a minority non-controlling interest approximating 20% across both Redwood's direct equity capital contribution to joint venture entities and joint venture co-investments, and we are deemed to be able to exert significant influence over the affairs of the joint venture. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. For the three and six months ended June 30, 2025 we recognized net equity method earnings of $1 million and $2 million, respectively, through Other income, net in our Consolidated statements of income.
In the second quarter of 2025, Redwood and this joint venture entity entered into a promissory note receivable with a taxable subsidiary of the joint venture entity. The note provides for a total revolving credit facility of up to $150 million, with interest accruing at one-month SOFR plus a spread. Interest payments are due quarterly and may be paid in cash or capitalized as payment-in-kind ("PIK") interest. The note receivable matures on June 1, 2031 with two optional one-year extensions available at the joint venture's election, and can be prepaid at any time without penalty. At June 30, 2025, the outstanding balance on this note receivable was $8 million and is included in Other Investments in Table 12.1 above. For the three and six-month periods ended June 30, 2025, we recognized $0.1 million in interest on this note.
In the first quarter of 2025, we made a minority equity investment in a newly-formed mortgage loan origination company focused on originating construction loans for builders of single-family homes. In connection with our investment, this mortgage loan origination company committed to sell loans it originates to Redwood and future capital partners. At June 30, 2025, the carrying value of our investment in this company was $3 million. We account for our investment under the equity method of accounting as we currently have a minority non-controlling interest equal to 35% in this company, and we are deemed to be able to exert significant influence over the affairs of this company. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. As this company continues to ramp up operations, we did not recognize any net equity method earnings for both the three and six months ended June 30, 2025. During the three months ended June 30, 2025, we acquired $25 million of residential construction loans from this company.
See Note 8 for further information on residential bridge loans sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 13. Derivative Financial Instruments
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. We account for our derivative contracts, including loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") qualifying as derivatives under GAAP, at fair value. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2025, we assessed this risk as remote and did not record an associated specific valuation adjustment. At June 30, 2025, we were in compliance with our derivative counterparty ISDA agreements.
The following table presents the fair value and notional amount of our derivatives at June 30, 2025 and December 31, 2024.
Table 13.1 – Fair Value and Notional Amount of Derivatives

	June 30, 2025		December 31, 2024
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
TBAs	$61,249	$5,960,000	$—	$—
Interest rate futures	19,876	2,006,800	16,446	712,500
Swaptions	124,518	6,550,000	23,738	8,245,000
Assets - Other Derivatives
LPCs and IRLCs	14,154	2,008,104	5,819	919,888
Total Assets (1)	$219,797	$16,524,904	$46,003	$9,877,388

Liabilities - Risk Management Derivatives
Interest rate swaps	$(10,519)	$1,000,000	$—	$—
TBAs	(27,082)	2,760,000	(16,249)	1,350,000
Interest rate futures	(30,379)	1,739,500	(6,915)	830,500
Liabilities - Other Derivatives
LPCs (2)	(846)	341,616	(496)	157,985
Total Liabilities (1)	$(68,826)	$5,841,116	$(23,660)	$2,338,485
Total Derivatives, Net (1)	$150,971	$22,366,020	$22,343	$12,215,873
(1)For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
The following table presents the market valuation gains and losses on our derivatives for the three and six months ended June 30, 2025 and 2024.
Table 13.2 – Market Valuation Gains (Losses) on Derivatives, net

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
(In Thousands)
Risk Management Derivatives (1)	$65,119	$(9,842)
LPCs and IRLCs (2)	8,635	7,881
Market Valuation Gains (Losses) on Derivatives, net	$73,754	$(1,961)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(In Thousands)
Risk Management Derivatives (1)	$103,592	$137
LPCs and IRLCs (2)	39,889	1,530
Market Valuation Gains on Derivatives, net	$143,481	$1,667
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
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $62 million and $64 million at June 30, 2025 and December 31, 2024, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three and six months ended June 30, 2025 and 2024, we reclassified $1 million and $2 million, respectively, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of June 30, 2025, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at June 30, 2025 and December 31, 2024.
Table 14.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2025 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Swaptions	$124,517	$—	$124,517	$(10,519)	$(84,950)	$29,048
TBAs	61,249	—	61,249	(27,082)	(18,615)	15,552
Interest rate futures	19,877	—	19,877	(19,877)	—	—
Total Assets	$205,643	$—	$205,643	$(57,478)	$(103,565)	$44,600

Liabilities (2)
Interest rate agreements	$(10,519)	$—	$(10,519)	$10,519	$—	$—
TBAs	(27,082)	—	(27,082)	27,082	—	—
Interest rate futures	(30,379)	—	(30,379)	19,877	10,502	—
Loan warehouse debt	(397,337)	—	(397,337)	397,337	—	—
Total Liabilities	$(465,317)	$—	$(465,317)	$454,815	$10,502	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 15. Other Assets and Liabilities
Other Assets
Other assets at June 30, 2025 and December 31, 2024 are summarized in the following table.
Table 15.1 – Components of Other Assets

(In Thousands)	June 30, 2025	December 31, 2024
Accrued interest receivable	$130,629	$115,832
Margin receivable	81,699	28,313
Real estate owned	72,340	91,927
Investment receivable	61,259	69,793
Deferred tax asset	27,145	27,145
Intangible assets	14,645	19,049
Operating lease right-of-use assets	10,383	9,167
Fixed assets and leasehold improvements (1)	4,919	4,674
Other (2)	45,555	49,817
Total Other Assets	$448,574	$415,717
(1)Fixed assets and leasehold improvements had a basis of $19 million and accumulated depreciation of $14 million at June 30, 2025.
(2)Consists primarily of receivables related to escrow advances, prepaid assets and other receivables.
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held at consolidated securitization entities during the three and six months ended June 30, 2025.
Table 15.2 – REO Activity

	Three Months Ended June 30, 2025
(In Thousands)	Bridge (1)	Sequoia	Securitized Re-Performing Loans	Securitized Term	Total
Balance at beginning of period	$67,610	$—	$2,356	$8,578	$78,544
Transfers to REO	8,327	1,984	1,242	—	11,553
Liquidations (2)	(7,565)	—	(923)	(831)	(9,319)
Changes in fair value, net	(8,534)	—	96	—	(8,438)
Balance at End of Period	$59,838	$1,984	$2,771	$7,747	$72,340

	Six Months Ended June 30, 2025
(In Thousands)	Bridge (1)	Sequoia	Securitized Re-Performing Loans	Securitized Term	Total
Balance at beginning of period	$77,678	$—	$2,987	$11,262	$91,927
Transfers to REO	12,071	1,984	2,088	—	16,143
Liquidations (2)	(7,790)	—	(3,033)	(3,515)	(14,338)
Changes in fair value, net	(22,121)	—	729	—	(21,392)
Balance at End of Period	$59,838	$1,984	$2,771	$7,747	$72,340
(1)Includes REO that were previously either legacy unsecuritized bridge loans or bridge loans within consolidated securitization entities.
(2)For the three and six months ended June 30, 2025, REO market valuation adjustments and liquidations resulted in net valuation losses of $8 million and $21 million, respectively, which were recorded in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2025 and December 31, 2024 are summarized in the following table.
Table 15.3 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2025	December 31, 2024
Payable to non-controlling interests	$150,958	$123,258
Margin payable	138,685	20,340
Accrued interest payable	83,139	70,988
Accrued compensation	26,160	34,002
Operating lease liabilities	12,344	11,028
Accrued operating expenses	13,908	11,074
Accrued taxes payable	8,154	—
Current accounts payable	9,345	6,803
Unsettled trades	7,799	5,127
Guarantee obligations	2,053	2,806
Repurchase reserve	4,305	4,727
Bridge loan holdbacks (1)	2,116	2,148
Preferred stock dividends payable	1,478	1,478
Other	20,213	19,958
Total Accrued Expenses and Other Liabilities	$480,657	$313,737
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Legal and Repurchase Reserves
See Note 19 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 16 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at June 30, 2025, the carrying value of their interests was $23 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three and six months ended June 30, 2025, we allocated $2 million and $4 million, respectively, of income to the co-investors, respectively, recorded in Other expenses on our consolidated statements of income.
Additionally, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 10 for a further discussion of the HEI securitizations. We account for the co-investors' interests in the HEI securitization entities as liabilities, and at June 30, 2025, the carrying value of their interests was $90 million, representing the fair value of their economic interests in the beneficial interests issued by the HEI entities. During the three and six months ended June 30, 2025, the third-party investors' share of earnings, net from their retained interests was $2 million and $7 million, respectively, recorded through HEI income, net on our consolidated statements of income.
In 2024, we completed a CAFL securitization of bridge loans sponsored by our joint venture. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at June 30, 2025, the carrying value of their interest was $18 million, representing the fair value of their economic interest in the beneficial

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
interest issued. During the three and six months ended June 30, 2025, the joint venture's share of earnings from their retained interest (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of income) were negative $1 million and negative $2 million, respectively, on our consolidated statements of income (loss).
During the three months ended June 30, 2025, we completed a CAFL securitization of bridge loans sponsored by our joint venture. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at June 30, 2025, the carrying value of their interest was $19 million, representing the fair value of their economic interest in the beneficial interest issued. During the three months ended June 30, 2025, the joint venture's share of earnings from their retained interest (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of income) were negative $7 million, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The following table presents a summary of the assets and liabilities of our consolidated VIEs at June 30, 2025 and December 31, 2024.
Table 16.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2025	Sequoia (2)	CAFL(1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$11,587,062	$—	$1,264,049	$—	$—	$—	$12,851,111
Residential investor loans, held-for-investment	—	3,215,096	—	—	—	—	3,215,096
Consolidated Agency multifamily loans	—	—	—	423,097	—	—	423,097
Real estate securities	105,609	—	—	—	—	—	105,609
Home equity investments	—	—	—	—	—	341,281	341,281
Other investments	—	—	—	—	263,182	—	263,182
Cash and cash equivalents	—	—	—	—	19,771	—	19,771
Restricted cash	249	115,211	—	—	—	5,814	121,274
Accrued interest receivable	57,112	25,345	4,375	1,232	—	—	88,064
Other assets	1,984	42,599	2,770	—	8,081	524	55,958
Total Assets	$11,752,016	$3,398,251	$1,271,194	$424,329	$291,034	$347,619	$17,484,443
Debt Obligations	$—	$—	$—	$—	$161,166	$—	$161,166
Accrued interest payable	48,531	10,697	3,875	1,106	323	—	64,532
Accrued expenses and other liabilities	108	49,928	—	—	35,313	90,263	175,612
Asset-backed securities issued	11,360,848	2,889,739	1,141,549	387,120	—	205,950	15,985,206
Total Liabilities	$11,409,487	$2,950,364	$1,145,424	$388,226	$196,802	$296,213	$16,386,516

Value of our investments in VIEs (1)	$333,878	$444,837	$125,270	$35,977	$94,232	$51,406	$1,085,600
Number of VIEs	63	22	3	1	3	2	94

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
(1)The value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At June 30, 2025 and December 31, 2024, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election were $330 million and $326 million, respectively. At June 30, 2025 and December 31, 2024, the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $38 million and $29 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. At June 30, 2025 and December 31, 2024, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $257 million and $242 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.
(2)Additionally, the ABS from three and two Sequoia re-securitizations at June 30, 2025 and December 31, 2024, respectively, are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at June 30, 2025 and December 31, 2024). At June 30, 2025 and December 31, 2024, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $611 million and $418 million, respectively, with the difference in value of our investments in these VIEs reflected in the June 30, 2025 and December 31, 2024 table above representing $106 million and $79 million, respectively, of consolidated Sequoia securities in the Sequoia re-securitizations and $382 million and $184 million, respectively, of ABS issued at fair value.
Unconsolidated VIEs with Continuing Involvement
We have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2025, and accounted for these transfers as sales for financial reporting purposes, in accordance with GAAP. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 16. Principles of Consolidation - (continued)
The following table presents additional information at June 30, 2025 and December 31, 2024, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 16.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2025	December 31, 2024
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$35,482	$36,811
Subordinate securities, classified as AFS	95,602	91,221
Mortgage servicing rights	12,657	12,556
Maximum loss exposure (1)	$143,741	$140,588
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
Note 17. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 16 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at June 30, 2025 and December 31, 2024, along with other selected information, are summarized in the following table.
Table 17.1 – Asset-Backed Securities Issued

	June 30, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$11,933,011	$11,360,847	2.52% to 8.54%	2028-2063	63
CAFL (1)	2,800,872	2,750,196	2.97% to 7.89%	2027-2040	20
Freddie Mac SLST	1,043,996	1,010,279	3.50%	2028-2029	2
Freddie Mac K-Series	389,250	387,120	3.41%	2025	1
HEI	205,459	205,950	3.97% to 6.72%	2052-2053	2
ABS Issued at Fair Value	$16,372,588	$15,714,392
CAFL	139,543	139,543	4.31% to 6.46%	2029	2
Freddie Mac SLST	132,822	131,271	7.50%	2059	1
ABS Issued at Amortized Cost	$272,365	$270,814
Total ABS Issued	$16,644,953	$15,985,206

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
(1)At June 30, 2025, includes ABS issued from two consolidated VIE entities formed in connection with the financing of residential investor bridge loans sponsored by our joint ventures. At December 31, 2024 includes ABS issued from one consolidated VIE entity formed in connection with the financing of residential investor bridge loans sponsored by our joint ventures.
One of the ABS issued by the CAFL bridge entity during the fourth quarter of 2024 is subject to an optional redemption in May 2027 and beginning in June 2027, the interest rate on the ABS issued increases by 1.5% through final maturity in November 2031. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through November 2026), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At June 30, 2025, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 16 for detail on the carrying value components of the collateral for ABS issued and outstanding.
During the second quarter of 2025, we consolidated the assets and liabilities of an entity formed in connection with a rated bridge loan securitization (presented within CAFL in Table 17.1 above at June 30, 2025) and sponsored by our joint venture. We determined the entity was a VIE for which we determined we are the primary beneficiary. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of income. At June 30, 2025, the principal balance of the ABS issued was $284 million, and the net carrying value was $283 million. The weighted average stated coupon of the ABS issued was 6.2% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in November 2027 and beginning in December 2027, the interest rate on the ABS issued increases by 1.00% through final maturity in May 2040. The ABS issued by this securitization were collateralized by $215 million of residential investor bridge loans, $96 million of restricted cash and $5 million of other assets at June 30, 2025. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2027), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 17. Asset-Backed Securities Issued - (continued)
In April 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $109 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 8.0% at issuance, increasing by 3.0% after the payment date occurring in April 2027. The ABS issued are subject to an optional redemption beginning in April 2027 and have a final stated maturity in October 2055. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At June 30, 2025, the collateral for the Sequoia re-securitization trust included $3 million of third-party securities as well as $148 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at June 30, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
In February 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $100 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 8.5% at issuance, increasing by 3.0% after the payment date occurring in January 2027. The ABS issued are subject to an optional redemption beginning in January 2026 and have a final stated maturity in May 2055. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At June 30, 2025, the collateral for the Sequoia re-securitization trust included $20 million of Sequoia securities we owned from unconsolidated Sequoia securitization trusts as well as $85 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at June 30, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 16 to the Consolidated Financial Statements of our 2024 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
At June 30, 2025, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these investments. Refer to Note 17 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our debt obligations.
The following tables summarize our debt obligations at June 30, 2025 and December 31, 2024.
Table 18.1 – Debt Obligations, Net

	June 30, 2025
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Facilities:
Residential consumer loan warehouse facilities	8	$1,264,287	$1,264,287	$2,956,740	6.19%	7/2025-6/2026	$1,349,510
Residential investor loan warehouse facilities	4	350,799	350,668	1,150,000	7.16%	7/2025-6/2026	479,164
Real estate securities repurchase facilities	4	57,410	57,410	—	5.76%	7/2025	77,118
Real estate securities repurchase facilities IO	1	35,388	35,388	75,000	7.45%	6/2026	90,020
Residential MSR warehouse facility	1	85,438	85,438	125,000	7.57%	10/2025	193,198
HEI warehouse facility	1	89,938	89,938	150,000	8.83%	12/2025	170,544

Recourse Subordinate Securities Financing:
CAFL securities (3)	1	265,097	264,202	N/A	7.56%	9/2028	330,340
Sequoia and other third-party securities (3)	1	92,500	92,500	N/A	7.27%	6/2027	118,277

Long-Term Facilities:
Residential investor loan warehouse facilities	3	353,557	352,166	1,030,000	8.14%	7/2026-4/2027	533,663
Servicer advance financing	1	161,900	161,166	200,000	6.27%	12/2026	227,518
Secured revolving financing facility (4)	1	250,000	247,140	250,000	9.29%	3/2026	403,345

Corporate Debt:
Promissory notes (3) (5)	3	11,380	11,380	—	7.07%	N/A	—
5.75% exchangeable senior notes (3)	1	123,574	123,534	N/A	5.75%	10/2025	N/A
7.75% convertible senior notes (3)	1	247,170	243,487	N/A	7.75%	6/2027	N/A
Trust preferred securities and subordinated notes	2	139,500	138,883	N/A	6.79%	1/2037, 7/2037	N/A
9.125% Senior Notes (3)	1	60,000	58,087	N/A	9.13%	3/2029	N/A
9.0% Senior Notes (3)	1	85,000	82,362	N/A	9.00%	9/2029	N/A
9.125% Senior Notes (3)	1	90,000	86,832	N/A	9.13%	3/2030	N/A
Total Debt Obligations		$3,762,938	$3,744,868				$3,972,697

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
(1)Carrying value presented net of total deferred issuance costs of $18 million and $20 million at June 30, 2025 and December 31, 2024, respectively.
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
In June 2025, we entered into a new recourse subordinate securities financing facility providing non-marginable debt financing of certain securities retained from our consolidated Sequoia securitizations and other third-party issued interest-only securities. This financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 7.27% through June 2027, increasing to 10.27% from June 2027 through July 2028. This financing facility may be terminated at our option, beginning in June 2026, and has a final stated maturity in June 2027.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 19. Commitments and Contingencies
Lease Commitments
At June 30, 2025, we were obligated under nine non-cancelable operating leases with expiration dates through 2031 for $14 million of cumulative lease payments. For both the six-months ended June 30, 2025 and 2024, our operating lease expense was $2 million.
During the six months ended June 30, 2025, we entered into two new office leases with a lease term of greater than one year.
At June 30, 2025, our operating lease liabilities were $12 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $10 million, which were a component of Other assets.
Commitment to Fund Residential Investor Bridge Loans
As of June 30, 2025, we had commitments to fund up to $435 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At June 30, 2025, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the six months ended June 30, 2025, we recorded net market valuation income of $0.4 million, respectively, related to this liability through Investment of fair value changes, net and on our consolidated statements of income.
As of June 30, 2025, we had commitments to purchase $3 million of residential investor bridge loans from a third-party originator.
Commitment to Fund Joint Ventures
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $100 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At June 30, 2025, we had contributed $25 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At June 30, 2025, we had contributed $5 million of capital to the joint venture.
For additional information related to our commitments and contingencies, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Loss Contingencies — Repurchase Reserves
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential consumer loans we have sold to securitization trusts or third parties, residential investor loans we have sold to third parties, and conforming residential consumer loans that we have purchased from third parties. We do not originate residential consumer loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans, as applicable. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation. At June 30, 2025, we were not aware of any material unsettled repurchase claims for these groups of sold loans.
For residential investor term loans sold to securitization trusts, we record estimated losses on loans we are required to repurchase through Investment fair value changes, net as a component of the loan fair value for the corresponding CFE. During the three months ended June 30, 2025, as a result of a repurchase claim from earlier in 2025, we repurchased two residential investor term loans from a securitization trust with an unpaid principal balance of $36 million. During the three months ended June 30, 2025, we recorded $13 million of valuation losses related to these loan repurchases through Investment fair value changes, net on our consolidated statements of income. At June 30, 2025, these residential investor terms loans were classified as held-for-sale on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Note 20. Equity
The following tables provides a summary of changes to accumulated other comprehensive income (loss) by component for three and six months ended June 30, 2025 and 2024.
Table 20.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$23,680	$(63,020)	$(39,340)	$18,246	$(67,147)	$(48,901)
Other comprehensive (loss) income before reclassifications	538	—	538	1,054	—	1,054
Amounts reclassified from other accumulated comprehensive income (loss)	(1,284)	1,029	(255)	(514)	1,029	515
Net current-period other comprehensive (loss) income	(746)	1,029	283	540	1,029	1,569
Balance at End of Period	$22,934	$(61,991)	$(39,057)	$18,786	$(66,118)	$(47,332)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$20,967	$(64,038)	$(43,071)	$10,219	$(68,176)	$(57,957)
Other comprehensive income before reclassifications	3,960	—	3,960	9,710	—	9,710
Amounts reclassified from other accumulated comprehensive income (loss)	(1,993)	2,047	54	(1,143)	2,058	915
Net current-period other comprehensive income (loss)	1,967	2,047	4,014	8,567	2,058	10,625
Balance at End of Period	$22,934	$(61,991)	$(39,057)	$18,786	$(66,118)	$(47,332)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 20. Equity - (continued)
The following tables provide a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.
Table 20.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2025	2024
Net Realized (Gain) Loss on AFS Securities
Decrease in allowance for credit losses on AFS securities	Investment fair value changes, net	$(15)	$(514)
(Gain) on sale of AFS securities	Realized gains, net	(1,269)	—
		$(1,284)	$(514)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,029	$1,029
		$1,029	$1,029

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2025	2024
Net Realized (Gain) Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(82)	$(1,143)
(Gain) on sale of AFS securities	Realized gains, net	(1,911)	—
		$(1,993)	$(1,143)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$2,047	$2,058
		$2,047	$2,058
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the six months ended June 30, 2025, we did not issue any shares of common stock under this program. At June 30, 2025, the remaining share issuance capacity under this program was approximately $50 million.
Issuance of Preferred Stock
In January 2023, Redwood issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the three and six months ended June 30, 2025, the Company declared preferred stock dividends of $0.625 and $1.250 per preferred share, respectively. At June 30, 2025, preferred dividends payable totaling $1 million for the second quarter 2025 dividend were included in Accrued expenses and other liabilities and were payable on July 15, 2025 to preferred stockholders of record on July 1, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 20. Equity - (continued)
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended June 30, 2025, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At June 30, 2025, approximately six million shares remained outstanding for future offerings under this plan.
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
Stock Repurchases
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. In June 2025, we repurchased 1.6 million shares of our common stock for a total cost of $9 million. During the three and six months ended June 30, 2025 we did not repurchase any shares of our preferred stock or of our convertible and exchangeable debt. At June 30, 2025, $92 million and $70 million of these authorizations, respectively, remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities. In July 2025, our Board of Directors approved an increase to our repurchase authorization with respect to shares of our common stock. See Note 24 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 21. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2025 and 2024.
Table 21.1 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2025	2024	2025	2024
Basic (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(100,249)	$13,777	$(85,852)	$42,289
Less: Dividends and undistributed earnings allocated to participating securities	(1,413)	(985)	(2,825)	(2,028)
Net (loss) income allocated to common stockholders	$(101,662)	$12,792	$(88,677)	$40,261
Basic weighted average common shares outstanding	133,006,312	132,115,854	132,886,919	131,843,100
Basic (Loss) Earnings per Common Share	$(0.76)	$0.10	$(0.67)	$0.31
Diluted (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(100,249)	$13,777	$(85,852)	$42,289
Less: Dividends and undistributed earnings allocated to participating securities	(1,413)	(985)	(2,825)	(2,028)
Net (loss) income allocated to common stockholders	$(101,662)	$12,792	$(88,677)	$40,261
Weighted average common shares outstanding	133,006,312	132,115,854	132,886,919	131,843,100
Net effect of dilutive equity awards	—	7,848	—	3,924
Diluted weighted average common shares outstanding	133,006,312	132,123,702	132,886,919	131,847,024
Diluted (Loss) Earnings per Common Share	$(0.76)	$0.10	$(0.67)	$0.31
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
During the three and six months ended June 30, 2025 and 2024, none of our convertible or exchangeable senior notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible and exchangeable senior notes due in 2024 and 2025, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three and six months ended June 30, 2025, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For both the three and six months ended June 30, 2025, 30,479,037 of common shares related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2024, 34,537,361 and 35,105,457 of common shares related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share.
For the three and six months ended June 30, 2025, the number of outstanding equity awards that were antidilutive totaled 22,796 and 45,247 common shares. For the three and six months ended June 30, 2024, the number of outstanding equity awards that were antidilutive totaled 20,376 and 42,537 common shares.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Note 20. Earnings per Common Share - (continued)
For additional information regarding EPS, see Note 20 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 22. General and Administrative Expenses
Components of our general and administrative expenses for the three and six months ended June 30, 2025 and 2024 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Fixed compensation expense (1)	$14,870	$13,073	$30,859	$29,330
Long-term incentive award expense (2)	5,612	7,338	11,281	13,825
Annual variable compensation expense	6,367	4,051	12,303	6,968
Systems and consulting	3,983	3,254	7,767	6,455
Office costs	1,895	2,076	3,874	4,158
Accounting and legal	1,516	789	3,115	2,006
Corporate costs	930	985	1,668	1,857
Other	1,810	1,718	3,587	3,254
Total General and Administrative Expenses	$36,983	$33,284	$74,454	$67,853
(1)Includes $2 million of severance and transition-related expenses for the six months ended June 30, 2024.
(2)For the three months ended June 30, 2025 and 2024, long-term incentive award expense included $6 million and $7 million of expense, respectively, with $5 million awards settleable in shares of our common stock, and $1 million and $2 million awards settleable in cash. For the six months ended June 30, 2025 and 2024, long-term incentive award expense included $11 million and $14 million of expense, respectively, with $9 million and $11 million awards settleable in shares of our common stock, and $2 million and $3 million awards settleable in cash.
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
The Company's effective tax rate was (15.1)% and 10.6% for the six months ended June 30, 2025 and 2024.
We assessed our tax positions for all open tax years (i.e., Federal, 2021 to 2025, and State, 2020 to 2025) at June 30, 2025 and December 31, 2024, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
As of June 30, 2025, the Company has a valuation allowance of $118 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $27 million at June 30, 2025, as it believes it is more likely than not that the net deferred tax assets will be realized.
Note 24. Subsequent Events
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and continued its previous authorizations for the repurchase of up to $70 million of our preferred stock, and the repurchase of our outstanding debt securities, including convertible and exchangeable debt. This authorization replaced our previous $125 million common stock repurchase authorization. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities.

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit where we provide liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms, whole-loan distribution activities, joint ventures and our publicly traded shares. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in four segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments.
In the second quarter of 2025, we announced our decision to accelerate our strategic transition towards a more scalable and simplified operating model, which involves meaningfully reducing exposure to holdings that now reside outside of our core operating footprint. As part of this transition, we identified and began reporting a new reportable segment, Legacy Investments, which was previously included within the Redwood Investments segment and primarily consists of assets no longer aligned with our core strategic objectives and involves positions primarily linked to legacy unsecuritized bridge and term loan portfolios, third-party securities portfolio, third-party originated HEI, and other non-core legacy assets. These assets are in the active process of sale, runoff, or other disposition as part of the accelerated strategic repositioning of our business model noted above. Legacy Investments segment is expected to wind down over time as the assets are sold or otherwise resolved.
For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2024. For further information on our segments, see Note 4 in Part 1, Item 1 - Financial Statements and Results of Operations by Segment in Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2025 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market, statements regarding the anticipated sale or resolution of assets within our Legacy Investments segment, including our expectation to free up $200 to $250 million in capital from these legacy investments by year-end 2025; (iii) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share; (iv) statements related to our investment portfolio including our current target returns related to capital deployment opportunities between 15% and 20%, our expectation to sell or dispose of substantially all of our third-party originated HEI portfolio, statements relates to our expectation to continue reducing our capital allocation to Legacy Investments and potentially reallocating up to $200 to $250 million of capital to our core mortgage banking platforms over time; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we locked in anticipation of purchase during the second quarter of 2025 and at June 30, 2025, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vi) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2025; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Our second quarter results reflect our decision to accelerate Redwood’s strategic transition toward a more scalable and simplified operating model. This decision comes as we see avenues for growth across our operating platforms that can be transformative —particularly amid evolving market dynamics in single-family housing finance, shifts in bank lending practices and potential outcomes related to changes in housing policy within the Federal government, including potential outcomes related to the future structure and role of Fannie Mae and Freddie Mac. In light of this, we took decisive steps to begin to meaningfully reduce exposure to portfolio holdings that now reside outside of our core operating footprint. These include our legacy unsecuritized bridge loans, third-party securities portfolio, and other non-core legacy assets, such as third-party originated HEI, the vast majority of which we have held for years. While these investments were initially aligned with our strategy and return thresholds, some are valued at a level that is attractive for sale to lock in gains, while others have underperformed as interest rates have risen and have become a significant drag on our forward earnings. In assessing the shifts now occurring in housing finance, and the growth potential of our mortgage banking platforms – where capital allocation has grown by over $200 million in the past year and where we have generated combined GAAP returns in excess of 20% in each of the past four quarters – the opportunity cost of allowing legacy investments to naturally run off has prompted us to more proactively reposition our capital.
This strategic transition and capital repositioning is supported by the fact that our operating platforms have been swiftly increasing in scale. The retrenchment by banks in mortgage lending has enabled Redwood to meaningfully expand loan acquisition volumes and market share, even as overall housing activity remains subdued. As part of this trend, through our network we have seen increased demand from bank counterparties for capital-efficient solutions that address a broader segment of their loan production.
The decision to accelerate the wind-down of our legacy portfolio resulted in approximately $(0.79) per share of fair value and repositioning charges in the second quarter, as we moved forward with liquidations, term financings, or other resolutions for these assets. This was the primary contributing factor to a reduction in our GAAP book value per share to $7.49 at June 30, 2025, as compared to $8.39 at March 31, 2025. We expect to free up $200 to $250 million in capital from these legacy investments by year-end 2025, which we plan to redeploy into our operating platforms and into other uses to support a more stable earnings profile and streamlined revenue mix.
In support of this transition, we recently began repurchasing our common shares, buying back 1.6 million common shares in June 2025 and an additional 2.5 million common shares during the third quarter through August 7, 2025. In July 2025, our Board increased our common stock repurchase authorization to $150 million.
With respect to our second quarter operating performance, Redwood’s mortgage banking platforms continue to profitably grow amidst a complex environment. The impact of “Liberation Day” tariff announcements at the outset of the second quarter caused financial markets to enter a tariff-driven decline from which there seems to have been a temporary recovery. Our posture early in the second quarter was appropriately cautious, but our operating activity quickly rebounded, and we finished with sequential growth in overall mortgage banking revenues, closing with particularly strong activity in June that has sustained into the third quarter. Our mortgage banking platforms continued to deliver combined GAAP returns above 20%, reflecting a broadening operating footprint despite a sustained slowdown in overall housing market activity.
Sequoia’s jumbo loan lock volume for newly originated or "current coupon" loans in the second quarter of 2025 was its highest since 2021. Amidst sluggish home purchase activity and in a market bereft of meaningful mortgage loan refinance activity, this growth highlights the significant progress we have made in expanding our "wallet share" across both bank and non-bank loan sellers. We are encouraged by the continued depth and diversification of our sourcing network, which exceeds 200 loan sellers with no significant volume concentrated with any one of these sellers.
Second, our Aspire platform, which commenced acquiring expanded residential loan products (also referred to as "non-QM loans") in January, gained meaningful traction in the second quarter, driven by growing lock volume sourced from an increasing number of originators. Aspire’s lock volume tripled compared to the first quarter of 2025. We are in the early stages of leveraging our existing Sequoia seller network to grow Aspire, as many long-time jumbo-loan sellers begin insourcing direct origination of these types of products. These established relationships are now complemented by an expanding group of new non-QM loan sellers who recognize Redwood’s ability to deliver innovative solutions across a variety of home lending products. Given Aspire’s current growth trajectory and relative scale, we remain confident in the platform’s significant potential.
Our business purpose lending platform, CoreVest, funded over $500 million in loans during the second quarter, marking its highest volume since mid-2022. Borrower loyalty remains strong, as evidenced by our high repeat-customer rate during the quarter—an important indicator of stability amid signs of housing stress in select regions. Our diligent approach to credit risk, including targeted credit overlays, tightened leverage in more vulnerable markets, and enhanced structural protections, continues to support strong loan performance and deepening distribution channels. Moreover, strategic hires within our small-balance product segment have significantly contributed to CoreVest’s volumes and positioned the platform for continued prudent growth.

RESULTS OF OPERATIONS
Within this Results of Operations section, in accordance with Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by comparing our quarter ended June 30, 2025 to the immediate preceding quarter ended March 31, 2025. We believe that providing a sequential discussion of our results of operations offers highly relevant information for investors and stakeholders to understand and analyze our business activities. Additionally, we generally continue to address material changes in our results of operations for the most recent fiscal year-to-date period, compared to the corresponding year-to-date period of the preceding fiscal year, pursuant to Item 303(c)(2)(i) of Regulation S-K. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2025, compared to the first quarter of 2025.
Consolidated Results of Operations
The following table presents the components of our net income (loss) for the three and six months ended June 30, 2025 to the immediate preceding quarter ended March 31, 2025 and year-to-date period ended June 30, 2024.
Table 1 – Net (Loss) Income

	Three Months Ended			Six Months Ended
(In Thousands, except per Share Data)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Net Interest Income From:
Sequoia mortgage banking	$15,519	$18,344	$(2,825)	$33,863	$17,221	$16,642
CoreVest mortgage banking	1,834	2,005	(171)	3,838	2,398	$1,440
Redwood Investments	22,097	21,615	482	43,712	47,769	(4,057)
Legacy Investments	(9,449)	1,838	(11,287)	(7,611)	8,137	(15,748)
Corporate/other	(16,167)	(15,860)	(307)	(32,026)	(26,022)	$(6,004)
Net Interest Income	$13,834	$27,942	$(14,108)	$41,776	$49,503	$(7,727)
Non-Interest Income
Sequoia mortgage banking activities, net	24,396	22,151	2,245	46,547	14,072	32,475
CoreVest mortgage banking activities, net	16,461	10,902	5,559	27,363	19,408	7,955
Investment fair value changes, net	(84,704)	(5,188)	(79,516)	(89,892)	22,935	(112,827)
HEI (loss) income, net	(12,899)	10,166	(23,065)	(2,733)	24,969	(27,702)
Servicing income	1,608	3,407	(1,799)	5,015	7,774	(2,759)
Fee income	2,209	2,351	(142)	4,560	2,664	1,896
Other income, net	352	1,550	(1,198)	1,902	262	1,640
Realized gains, net	640	567	73	1,207	409	798
Total non-interest (loss) income, net	(51,937)	45,906	(97,843)	(6,031)	92,493	(98,524)
General and administrative expenses	(36,983)	(37,471)	488	(74,454)	(67,853)	(6,601)
Portfolio management costs	(10,028)	(6,491)	(3,537)	(16,519)	(8,461)	(8,058)
Loan acquisition costs	(4,781)	(3,568)	(1,213)	(8,349)	(5,901)	(2,448)
Other expenses	(4,035)	(3,909)	(126)	(7,944)	(8,538)	594
Total Operating expenses	(55,827)	(51,439)	(4,388)	(107,266)	(90,753)	(16,513)
Net Loss (Income) Before Income Taxes	(93,930)	22,409	(116,339)	(71,521)	51,243	(122,764)
Provision for income taxes	(4,562)	(6,262)	1,700	(10,824)	(5,447)	(5,377)
Net Income (Loss)	(98,492)	16,147	(114,639)	(82,345)	45,796	(128,141)
Dividends on preferred stock	(1,757)	(1,750)	(7)	(3,507)	(3,507)	—
Net Income (Loss) Available (Related) to Common Stockholders	$(100,249)	$14,397	$(114,646)	$(85,852)	$42,289	$(128,141)

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
Net Interest Income
Net interest income decreased by $14 million during the second quarter of 2025, primarily due to an $11 million decline from our Legacy Investments segment. The decrease was largely due to an increase in the balance of our legacy unsecuritized bridge and term loan portfolios on non-accrual during the quarter, which in certain cases caused a reversal of prior quarter net interest income. This segment was previously included within Redwood Investments, and primarily consists of assets no longer aligned with our core strategic objectives and involves positions primarily linked to legacy unsecuritized bridge and term loan portfolios, our third-party securities portfolio, and other non-core legacy assets. These assets are in the active process of sale, runoff, or other disposition as part of accelerated strategic repositioning of our business model. This segment is expected to wind down over time as the assets are sold or otherwise resolved.
Sequoia Mortgage Banking contributed $3 million lower net interest income due to lower volume as total lock volumes fell by 10% compared to the first quarter of 2025. Furthermore, a large, seasoned bulk portfolio that we locked in the first quarter and settled in the second quarter lowered the gross coupon on our pipeline relative to the first quarter.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Mortgage Banking activities, net increased by $8 million during the second quarter of 2025, primarily due to higher CoreVest Mortgage Banking revenues.
The increase in CoreVest Mortgage Banking activities of $6 million was primarily attributable to improved economics from whole loan sales and joint venture executions, as we saw a 38% increase in loan distribution volume to $583 million, the highest level of quarterly distribution in CoreVest's history. Increased volume and our origination mix contributed to the increase in revenue, as loan fundings increased by 6% to $509 million, compared to the prior quarter. Notably we saw higher originations of higher-margin term loans.
The increase in Sequoia Mortgage Banking activities of $2 million was primarily attributable to a strong execution on loan sales despite a 10% decline in total lock volume from the prior quarter, as well as outperformance of this segment's interest rate hedges. Gain-on-sale margins expanded to 131 basis points, exceeding historical averages, and distribution activity remained robust, with $2.9 billion of loans distributed.
A more detailed analysis of the changes in this line item is included in the “Sequoia Mortgage Banking Segment” and “CoreVest Mortgage Banking Segment” sections that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net declined by $80 million, resulting in a loss of $85 million during the second quarter of 2025. The decline was primarily driven by negative fair value adjustments on our legacy unsecuritized bridge loans, and to a lesser extent, legacy unsecuritized term loans, reflecting both realized and anticipated near-term resolutions on these loans and other non-core legacy assets, as well as changes in the underlying performance of certain legacy unsecuritized bridge and term loan portfolios. In the second quarter of 2025, we began reporting these loans as part of our Legacy Investments segment.
A more detailed analysis of the changes in this line item is included in the “Redwood Investments Segment” and "Legacy Investments Segment" section that follows.
HEI Income, net
HEI income, net decreased by $23 million, resulting in a loss of $13 million during the second quarter of 2025. This was primarily driven by a $14 million fair value loss on our third-party originated HEI portfolio, which are legacy HEI options originated by third-parties and primarily acquired between 2019 and 2022. This fair value change reflected an anticipated near-term disposition, as we intend to a substantial portion of the portfolio during the third quarter of 2025. In the second quarter of 2025, we began reporting this HEI portfolio as part of our Legacy Investments segment. Furthermore, HEI income, net declined due to negative fair value adjustments due to a slowdown in home price appreciation and prepayment speeds during the quarter.
Additional detail on our HEI income is presented in Table 10.3 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses increased by $4 million during the second quarter of 2025, primarily due to higher portfolio management costs related to specially-serviced residential investor bridge loans.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our Taxable REIT Subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The tax provision for the second quarter of 2025 declined by $2 million, primarily due to losses related to legacy residential investor loans and a reduction in our estimated effective tax rate, reflecting a favorable change for us based on California’s tax apportionment methodology for financial institutions.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Interest Income
Net interest income decreased by $8 million for the six months ended June 30, 2025 compared to the same period in 2024. The decline was largely due to an increase in the balance of our legacy unsecuritized bridge and term loan portfolios on non-accrual during the second quarter of 2025, which in certain cases caused a reversal of prior period's net interest income. In addition, corporate interest expense rose by $6 million due to higher unsecured debt balances and fully utilizing the maximum capacity under the secured revolving financing facility established in 2024.
These decreases were partially offset by net interest income from Sequoia and CoreVest mortgage banking, including a $17 million increase from Sequoia, driven by higher loan purchase volumes, capital deployment into certain interest rate hedging instruments, and lower base floating rates on our financing facilities as SOFR declined over 90 basis points between June 30, 2024 and June 30, 2025. CoreVest mortgage banking also contributed $1 million increase in net interest income.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Mortgage Banking activities, net increased by $40 million in the six months ended June 30, 2025 compared to the same period in 2024, due to both higher Sequoia Mortgage Banking and CoreVest Mortgage Banking revenues.
The increase in Sequoia Mortgage Banking activities, net of $32 million was primarily attributable to a 71% year-over-year increase in lock volumes during the six-month period. Lock volume for the six-month period ended June 30, 2025 totaled $7.6 billion, compared to $4.4 billion for the period ended June 30, 2024 as 2025 volumes were supported by continued strength across both flow and bulk executions, including the bulk purchase of a $1.0 billion seasoned loan portfolio in the first quarter of 2025. This also included $441 million of loans locked by Aspire, a mortgage banking business initiative that was newly established in 2025. Sequoia achieved gain-on-sale margins of over 100 basis points, exceeding typical historical levels, and distributed $4.9 billion of loans in the six months ended June 30, 2025.
The increase in CoreVest Mortgage Banking activities, net of $8 million was primarily attributable to higher funding volumes, totaling $991 million in the six months ended June 30, 2025, representing a 26% increase to the same period in 2024. The increase also reflected improved margins and execution economics, supported by strong demand for residential transition (RTL) loans, Term loans, and DSCR loans, as well as active securitization, whole loan sale and joint venture activity across the platform.
A more detailed analysis of the changes in this line item is included in the “Sequoia Mortgage Banking Segment” and “CoreVest Mortgage Banking Segment” sections that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net changed by $113 million, from a $23 million gain in the six months ended June 30, 2024 to a $90 million net loss in the same period in 2025. The decline was primarily related to impairments and adverse fair value adjustments reflecting both realized and anticipated near-term resolutions on our legacy unsecuritized bridge and term loan portfolios and other non-core legacy assets, as well as changes in the underlying performance of certain Legacy bridge loans. These losses were partially offset by fair value gains, net of associated interest rate hedges, on our securities portfolio, which benefited from tighter credit spreads during the period.

A more detailed analysis of the changes in this line item is included in the “Redwood Investments Segment” and "Legacy Investments Segment" section that follows.
HEI Income, net
HEI income, net decreased by $28 million, from a $25 million gain in the six months ended June 30, 2024 to a $3 million loss in the same period in 2025. This was primarily driven by driven by similar trends as described above for the three-month periods in the section above, including the anticipated sale of a substantial portion of this portfolio in the third quarter of 2025.
Additional detail on our HEI income is presented in Table 10.3 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Operating Expenses
Operating expenses increased by $17 million in the six months ended June 30, 2025 compared to the same period ended in 2024, primarily driven by an increase in fixed compensation associated with hiring directly at our operating platforms to support higher volumes and profitability, as well as higher variable and equity compensation expense and higher portfolio management costs related to specially serviced residential investor bridge loans.
Additional detail on our General and administrative expenses is presented in Table 22.1 of our Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries ("TRS"), which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. The increase of $5 million for the tax provision in the six months ended June 30, 2025 was primarily the result of a higher effective rate and higher income from mortgage banking activities at our TRS compared to the same period ended June 30, 2024.

Consolidated Net Interest Income
The following tables present the components of net interest income recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2025 to the immediate preceding quarter ended March 31, 2025 and year-to-date period ended June 30, 2024.
Table 2 – Consolidated Net Interest Income

	Three Months Ended
	June 30, 2025			March 31, 2025
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans
Unsecuritized	$20,600	$1,416,602	5.8%	$15,726	$966,777	6.5%
Securitized - Sequoia (2)	150,300	10,842,220	5.5%	132,882	9,540,373	5.6%
Securitized - SLST (re-performing loans) (2)	13,503	1,274,048	4.2%	13,735	1,237,704	4.4%
Total residential consumer loans	$184,403	$13,532,870	5.5%	$162,343	$11,744,854	5.5%
Residential investor loans
Unsecuritized - Term	2,783	162,296	6.9%	2,625	160,895	6.5%
Unsecuritized - Bridge	10,751	1,019,989	4.2%	22,064	1,124,335	7.8%
Securitized - Term	37,681	2,330,968	6.5%	34,506	2,463,520	5.6%
Securitized - Bridge	20,889	828,205	10.1%	18,960	798,273	9.5%
Total residential investor loans	$72,104	$4,341,458	6.6%	$78,155	$4,547,023	6.9%
Real estate securities (3)	16,121	340,664	18.9%	18,537	406,215	18.3%
Other interest income	11,708	1,066,880	4.4%	13,059	959,546	5.4%
Total interest income	$284,336	$19,281,872	5.9%	$272,094	$17,657,638	6.2%
Interest Expense
ABS Issued
Sequoia (2)	(138,736)	10,970,259	(5.1)%	(122,624)	9,044,576	(5.4)%
SLST (re-performing loans) (2)	(12,372)	1,412,808	(3.5)%	(12,699)	1,144,190	(4.4)%
CAFL Term (2)	(29,589)	2,008,852	(5.9)%	(28,475)	2,144,641	(5.3)%
CAFL Bridge (2)	(13,713)	834,987	(6.6)%	(11,506)	739,978	(6.2)%
ABS issued	$(194,410)	$15,226,906	(5.1)%	$(175,304)	$13,073,385	(5.4)%
Debt Facilities	(55,414)	3,042,191	(7.3)%	(48,627)	2,663,802	(7.3)%
Corporate Debt	(16,551)	743,961	(8.9)%	(16,155)	728,381	(8.9)%
Other ABS (2)	(4,127)	422,933	(3.9)%	(4,066)	388,711	(4.2)%
Total interest expense	$(270,502)	$19,435,991	(5.6)%	$(244,152)	$16,854,279	(5.8)%
Net Interest Income	$13,834			$27,942

	Six Months Ended June 30,
	2025			2024
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans
Unsecuritized	$36,326	$1,192,552	6.1%	$20,866	$621,532	6.7%
Securitized - Sequoia (2)	283,182	10,194,893	5.6%	143,855	5,756,797	5.0%
Securitized - SLST (re-performing loans) (2)	27,238	1,255,976	4.3%	28,924	1,327,495	4.4%
Total residential consumer loans	$346,746	$12,643,421	5.5%	$193,645	$7,705,824	5.0%
Residential investor loans
Unsecuritized - Term	5,408	161,600	6.7%	8,414	242,114	7.0%
Unsecuritized - Bridge	32,817	1,071,874	6.1%	59,852	1,306,269	9.2%
Securitized - Term	72,184	2,396,878	6.0%	80,635	2,852,959	5.7%
Securitized - Bridge	39,850	813,332	9.8%	39,240	756,303	10.4%
Total residential investor loans	$150,259	$4,443,684	6.8%	$188,141	$5,157,645	7.3%
Real estate securities (3)	34,658	373,258	18.6%	17,029	189,654	18.0%
Other interest income	24,767	1,017,410	4.9%	31,342	1,302,510	4.8%
Total interest income	$556,430	$18,477,773	6.0%	$430,157	$14,355,633	6.0%
Interest Expense
ABS issued
Sequoia (2)	(261,360)	10,242,603	(5.1)%	(133,195)	5,529,610	(4.8)%
SLST (re-performing loans) (2)	(25,071)	1,398,380	(3.6)%	(27,591)	1,234,882	(4.5)%
CAFL Term (2)	(58,064)	2,076,372	(5.6)%	(65,825)	2,509,053	(5.2)%
CAFL Bridge (2)	(25,219)	792,732	(6.4)%	(18,701)	701,361	(5.3)%
ABS issued	$(369,714)	$14,510,087	(5.1)%	$(245,312)	$9,974,906	(4.9)%
Debt Facilities	(104,043)	2,854,041	(7.3)%	(98,667)	2,355,133	(8.4)%
Corporate Debt	(32,704)	736,214	(8.9)%	(28,299)	689,624	(8.2)%
Other ABS (2)	(8,193)	423,403	(3.9)%	(8,376)	389,245	(4.3)%
Total interest expense	$(514,654)	$18,523,745	(5.6)%	$(380,654)	$13,408,908	(5.7)%
Net Interest Income	$41,776			$49,503
(1)Average balances for residential consumer loans, residential investor loans, and trading securities are calculated based upon carrying values, which represent fair values. Average balances for AFS securities, debt facilities, corporate debt and certain ABS issued are calculated based upon amortized historical cost. Average balances for ABS carried at fair value are calculated based upon fair value.
(2)Interest income and interest expense securitized loans reflect activity from consolidated VIEs. While we consolidate these entities for GAAP reporting purposes, economically, we earn interest income from the securities we own in these entities, which is represented by the net interest income (interest income less interest expense) from these consolidated entities presented in the table above.
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

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2025 to the immediate preceding quarter ended March 31, 2025 and year-to-date period ended June 30, 2024.
Table 3 – Consolidated Market Valuation Gains and Losses, Net

	Three Months Ended		Six Months Ended
(In Thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$6,460	$460	$6,920	$9,032
Residential consumer LPCs	8,635	30,139	38,774	1,419
Residential investor term loans held-for-sale	4,560	5,815	10,375	5,661
Residential investor term loan IRLCs	—	1,115	1,115	111
Residential investor bridge loans	3,573	1,032	4,605	2,054
Trading securities (1)	(38,645)	(29,327)	(67,972)	11,122
Risk management derivatives, net	48,135	17,842	65,977	(6,788)
Total mortgage banking activities, net (2)	32,718	27,076	59,794	22,611
Investment Fair Value Changes, Net
Residential investor term loans held-for-sale	(9,489)	(42)	(9,531)	(1,337)
Residential investor bridge loans held-for-investment	(57,998)	(22,839)	(80,837)	(17,210)
Real estate securities	(1,117)	(4,107)	(5,224)	5,945
Servicer advance investments	(1,825)	(1,353)	(3,178)	10,977
Excess MSRs	(1,144)	(1,190)	(2,334)	(2,613)
Net investments in Sequoia entities (3)	(18,095)	(12,569)	(30,664)	9,600
Net investments in SLST (re-performing loans) entities (3)	(175)	29,121	28,946	(1,407)
Net investments in CAFL entities (3)	(3,600)	439	(3,161)	17,742
Other investments (4)	(8,252)	(13,279)	(21,531)	(5,687)
Risk management derivatives, net	16,984	20,631	37,615	6,925
Total investment fair value changes, net	(84,711)	(5,188)	(89,899)	22,935
HEI income, Net
Unsecuritized HEI	(14,306)	7,136	(7,170)	17,806
Net investments in HEI securitization entities (3)	1,225	2,935	4,160	7,064
Total HEI income, net	(13,081)	10,071	(3,010)	24,870
Servicing income, net
MSRs	(944)	1,194	250	3,691
Total Servicing income, net (5)	(944)	1,194	250	3,691
Fee income, net
Other	—	—	—	(248)
Total Fee Income, net	—	—	—	(248)
Total Market Valuation Gains, Net	$(66,018)	$33,153	$(32,865)	$73,859
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

Results of Operations by Segment
We report on our business using four segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. For additional information on our segments, refer to Note 4 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our four segments reconciled to our consolidated net income for the three and six months ended June 30, 2025 to the immediate preceding quarter March 31, 2025 and year-to-date period June 30, 2024.
Table 4 – Segment Results Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Segment Contribution from:
Sequoia Mortgage Banking	$22,154	$25,817	$(3,663)	$47,970	$16,942	$31,028
CoreVest Mortgage Banking	6,135	3,020	3,115	9,155	(4,914)	14,069
Redwood Investments	11,892	25,011	(13,119)	36,859	84,457	(47,598)
Legacy Investments	(103,989)	(2,099)	(101,890)	(106,088)	9,819	(115,907)
Corporate/Other	(34,684)	(35,602)	918	(70,241)	(60,508)	(9,733)
Net (Loss) Income	$(98,492)	$16,147	$(114,639)	$(82,345)	$45,796	$(128,141)
The sections that follow provide further detail on our business segments and their results of operations for the three and six months ended June 30, 2025 to the immediate preceding quarter ended March 31, 2025 and year-to-date period ended June 30, 2024.
Corporate/Other
Net expense from Corporate/Other remained essentially flat quarter-over-quarter, with no material change between the three months ended June 30, 2025 and March 31, 2025. For the six months ended June 30, 2025 compared to the same period in 2024, net expenses increased by $10 million, primarily due to an increase in variable and fixed compensation expense associated with additional headcount, and higher interest expense related to higher corporate debt balances for the first half of 2025, which also carried a higher interest rate than that of the convertible debt which matured in 2024.
Sequoia Mortgage Banking Segment
This segment consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Redwood Investments segment. We typically acquire prime jumbo mortgages and the related mortgage servicing rights on a flow or bulk basis from our extensive network of loan sellers. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential consumer loans held-for-sale within this segment.
This segment’s main source of income is Mortgage banking income, which is comprised of net interest income from its inventory of loans held-for-sale, securities utilized for interest rate hedging purposes, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our Redwood investments portfolio, and the hedges used to manage risks associated with these activities. See Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, which we also refer to as "non-QM", as well as DSCR mortgage loans. While we may report this activity as a separate standalone segment in the future, we are including its results within our Sequoia Mortgage Banking segment until this additional conduit activity reaches sufficient scale.

The following table presents key earnings and operating metrics for our Sequoia Mortgage Banking segment during the three and six months ended June 30, 2025 to the immediate preceding quarter March 31, 2025 and year-to-date period through June 30, 2024.
Table 5 – Sequoia Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Mortgage banking income	$39,915	$40,495	$(580)	80,410	$31,293	$49,117
Operating expenses	(8,472)	(7,417)	(1,055)	(15,889)	(11,297)	(4,592)
Provision for income taxes	(9,289)	(7,261)	(2,028)	(16,551)	(3,054)	(13,497)
Segment Contribution	$22,154	$25,817	$(3,663)	$47,970	$16,942	$31,028
LPCs entered into (loan locks, adjusted for expected fallout)	$3,047,445	$3,303,832	$(256,387)	$6,351,277	$3,727,620	$2,623,657
Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs for this segment.
Activity at this segment is performed within our taxable REIT subsidiary and subject to federal and state income taxes. The provision for income taxes for the periods presented above resulted from GAAP income from these operations at our TRS during that period.
The following table provides the activity of residential consumer loans held in inventory for sale at our Sequoia Mortgage Banking business during the three and six months ended June 30, 2025.
Table 6 – Loan Inventory for Sequoia Mortgage Banking Operations

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2025	June 30, 2025
Balance at beginning of period	$1,294,290	$1,013,547
Acquisitions	2,859,167	5,242,364
Sales	(788,729)	(1,212,701)
Transfers between segments (1)	(2,000,800)	(3,665,115)
Principal repayments	(25,969)	(45,465)
Changes in fair value, net	12,823	18,152
Balance at End of Period	$1,350,782	$1,350,782
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Redwood Investments Portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
The decrease in segment contribution in the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, is primarily due to lower lock volumes, partially offset by an increase in gain on sale margins and hedge outperformance. Total lock volume for the second quarter of 2025 was $3.6 billion and reflects a 10% decrease from the prior quarter but a 35% increase compared to the $2.7 billion reported in the second quarter of 2024 (see discussion in the section following for the six-month periods). Note that the quarter over quarter difference was primarily driven by a $1.0 billion seasoned bulk pool that we committed to purchase in the first quarter of 2025. Total lock volume in the second quarter of 2025 included $3.3 billion in Sequoia jumbo locks and $330 million from Aspire's mortgage banking activities.
The lock activity was marked by an increase in on-the-run (or current coupon) production volume, which rose 15% quarter over quarter despite a temporary pullback in April due to tariff-related market volatility. Notably, this was the highest quarter of on-the-run lock volume since 2021, a time when the jumbo mortgage origination market was more than three times the size it is today. The strength of our lock volume is supported by ongoing inroads with our network of 214 loan sellers, a number of which includes some of the largest bank and non-bank jumbo originators in the market.
Gain on sale margins remained above historical targets, at 131 basis points, compared to 123 basis points in the prior quarter and above the long-term target range of 75 to 100 basis points. This improvement was supported by favorable execution conditions and strong institutional demand for Sequoia’s securitized and whole loan offerings.

Distribution activity remained robust, with $2.9 billion of loans distributed during the quarter ($2.0 billion of which was through securitization and $0.9 billion of which was through whole loan sales), representing the most active distribution period since the second quarter of 2021. Sequoia continued to maintain its leadership in the jumbo loan RMBS market, completing four securitizations (three of which were backed by newly-originated loans and one of which was backed by seasoned loans) representing approximately 40% of all non-bank jumbo loan securitization volume year-to-date, underscoring its dominant market position.
The seller network also expanded meaningfully. Aspire, included under Sequoia Mortgage Banking, added new loan originators during the quarter, with its total seller network growing by 60% quarter over quarter to approximately 40 sellers. Notably, over 85% of Aspire’s current sellers overlap with the Sequoia network, pointing to cross-platform leverage and operational integration.
Adjustable-rate mortgage (ARM) activity remained elevated as a share of total locks, reaching approximately 10% of total Sequoia volume in the second quarter, in line with levels seen in the first quarter of 2025 and the fourth quarter of 2024, but up from just 0.3% in 2023. This trend reflects borrower demand for affordability solutions amid persistently elevated interest rates.
Aspire locked $330 million in expanded loans during the second quarter, marking a 197% increase quarter over quarter. Volume composition was split between 67% Bank Statement and 33% DSCR products, and 30% of total volume came from new sellers. Aspire also completed its first whole loan sales during the quarter, a notable milestone as it scales within the non-QM market.
For the three months ended June 30, 2025, our cost per loan was 26 basis points (calculated as operating expenses divided by loan purchase commitments), compared to 21 basis points for the quarter ended March 31, 2025, representing ongoing efficiency of our platform. We continue to evaluate monetary policy, housing trends and economic data, among other factors, in developing our interest rate hedging strategy and we expect to continue to leverage a variety of instruments as hedges, including TBAs, interest rate futures, real estate securities, options and other types of securities.
Operating expenses for this segment increased for the second quarter of 2025, as compared to the preceding quarter, primarily due to an increase in loan acquisition costs related to the increase in loan purchases, as well as higher general and administrative expenses from variable and equity compensation due to improved segment performance for the three-months ended June 30, 2025.
Capital allocation to this segment was $475 million at June 30, 2025, compared to $425 million at March 31, 2025 due to higher loan purchases during the second quarter of 2025. We continue to competitively bid on bulk jumbo loan acquisition opportunities, including newer vintage and seasoned collateral and both fixed and adjustable-rate mortgages while also focusing on forward flow agreements. Looking ahead, we are focused on continuing to gain market share with our seller network, including as it relates to supporting our bank partners with balance sheet solutions for their legacy collateral.
We utilize a combination of capital and our residential consumer loan warehouse facilities to finance our inventory of residential consumer loans held-for-sale. At June 30, 2025, we had residential consumer warehouse facilities outstanding with $2.96 billion of total capacity and $1.69 billion of available capacity. These facilities included non-marginable facilities (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent) with $400 million of total capacity and marginable facilities with $2.56 billion of total capacity.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Segment contribution from Sequoia Mortgage Banking increased significantly to $48 million for the six months ended June 30, 2025, up from $17 million in the prior-year period, an improvement of $31 million. This increase was driven by a substantial rise in income from mortgage banking activities from higher loan lock volumes and distribution activities, and ongoing operational efficiency.
Mortgage banking income (which includes net interest income and non-interest income from mortgage banking activities, net) totaled $80 million through June 30, 2025, representing an increase of $49 million or 157% compared to $31 million for the six months ended June 30, 2024. This growth was supported by strong performance across both flow and bulk acquisition channels, particularly from bank sellers, which saw enhanced engagement throughout the first half of 2025.
Total loan locks during the period reached $7.6 billion, up from $4.4 billion in the first half of 2024 — an increase of over 71%. This sharp growth reflects both a broadening of Sequoia's seller network, deepening of wallet share across existing relationships and an increase in bulk activity, as evidenced by a $1.0 billion seasoned pool that was locked during the first quarter of 2025.
Aspire, included in this segment's reported results, contributed $441 million in lock volume during the six months ended June 30, 2025, with the second quarter locks reaching $330 million, a 197% increase from the prior quarter. Aspire’s seller network increased by 60% during the second quarter to approximately 40 originators, and over 85% of these sellers also do business with Sequoia. Aspire also completed its first whole loan sale during the second quarter of 2025, marking a key milestone as the platform scales into an expanding non-QM market.

Key performance trends such as gain-on-sale margins, cost per loan, and operating efficiency followed a similar trajectory in the year-to-date comparison as observed in the quarter-over-quarter period, with both timeframes reflecting elevated margins, stable efficiency metrics (as measured primarily by cost per loan), and scaled distribution execution.
Distribution activity in the six months ended June 30, 2025 was elevated across securitization and whole loan activity with $4.9 billion distributed relative to $2.8 billion for the period ended June 30, 2024. Sequoia also sustained its leadership in the private-label RMBS market. Through the first half of 2025, it remained the top non-bank issuer of jumbo mortgage-backed securities, executing approximately 40% of non-bank jumbo securitization activity and operating with turn times twice as fast as peers.
Operating expenses increased to $16 million year-to-date, up from $11 million in the prior-year period. The increase reflects higher loan acquisition costs and volume-based variable compensation as loan activity scaled. Provision for income taxes increased from $3 million to $17 million, aligning with improved profitability.
Capital allocated to the Sequoia Mortgage Banking segment rose to $475 million at June 30, 2025, up from $300 million at June 30, 2024, consistent with the segment's growth trajectory and expanded pipeline.
CoreVest Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our investment portfolio or into joint ventures. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from three to thirty years) or "bridge" loans (which include loans with maturities that generally range between six and 36 months). Term loans are mortgage loans secured by stabilized residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. In some instances, for borrowers experiencing financial difficulty based on specific facts and circumstances, we may amend or modify certain terms of our bridge loans. These modifications and amendments include interest rate reductions and extended maturity dates. In other instances, we extend maturities in the normal course of business, generally for between three to six months on average. These extensions are usually provided to align with updated rehabilitation timelines on the underlying properties. In addition to modifying loan terms, from time to time, we may also amend a loan's underlying budget (including allocations to hard/soft costs, interest reserves and other items) or construction and completion milestones, if warranted, based on progress with the project versus the initial budget and timelines.
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
This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income earned on loans while they are held in inventory, origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, and gains/losses from associated hedges. Fee income associated with our administration of joint ventures and other loan-related administrative functions is also included in this segment. Direct operating expenses and tax expenses associated with these activities are also included in this segment.

The following table presents an earnings summary for our CoreVest Mortgage Banking segment for the three and six months ended June 30, 2025 to the immediate preceding quarter March 31, 2025 and year-to-date period June 30, 2024.
Table 7 – CoreVest Mortgage Banking Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Mortgage banking income	$21,792	$17,668	$4,124	$39,459	$23,606	$15,853
Operating expenses	(15,935)	(15,296)	(639)	(31,231)	(30,207)	(1,024)
Benefit from income taxes	278	648	(370)	927	1,687	(760)
Segment Contribution	$6,135	$3,020	$3,115	$9,155	$(4,914)	$14,069
CoreVest segment income presented in the table above is comprised of Mortgage banking income, consisting of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities), and other income, net for this segment. Operating expenses presented in the table above includes general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchased intangibles) for this segment.
Activity of this segment that is performed within/at our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS in those periods presented above.
The following table provides unsecuritized residential investor loan origination activity during the three and six months ended June 30, 2025.
Table 8 – Residential Investor Loans - Funding Activity

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In Thousands)	Term Loans	Bridge Loans (1)	Total	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of period	$146,232	$72,053	$218,285	$23,491	$78,587	$102,078
Fundings (1) (2)	228,545	172,401	400,946	347,537	465,632	813,169
Acquisitions	—	25,233	25,233	—	25,233	25,233
Sales (2)	(254,346)	(182,092)	(436,438)	(254,559)	(365,522)	(620,081)
Transfers between segments (3)	(558)	(20,572)	(21,130)	(558)	(126,098)	(126,656)
Transfers to REO	—	—	—	—	(109)	(109)
Principal repayments	(72)	(3,056)	(3,128)	(96)	(13,933)	(14,029)
Changes in fair value, net	5,119	(761)	4,358	9,105	(584)	8,521
Fair Value at End of Period	$124,920	$63,206	$188,126	$124,920	$63,206	$188,126
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
(2)Funding and sales for Residential investor bridge loans for the three and six months ended June 30, 2025, includes $31 million and $59 million, respectively, of construction draws, of which $16 million and $32 million, respectively, were related to construction draws on loans sold to joint ventures.
(3)For Residential investor term loans, amounts primarily represent loans transferred into consolidated securitizations reflected within our Redwood Investments Segment. Residential investor bridge loan amounts represent the transfer of loans originated or acquired by our CoreVest Mortgage Banking segment at our TRS and transferred to our Redwood Investments segment at our REIT.

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
The increase in segment contribution in the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, was primarily due to increased funding volume and improved distribution activity. Total loan fundings for the quarter were $509 million, up 6% from the prior quarter and 11% from the same period last year. Notably, this marked the highest quarterly origination volume for CoreVest since mid-2022, and underscored continued growth in borrower demand across all product lines. Product composition remained well diversified. RTL loans accounted for 33% of originations, with production also diversified across Term loans (39%), Bridge loans (22%), and DSCR loans (6%). RTL loans, Term loans, and DSCR all experienced growth of more than 20% from the prior quarter, highlighting CoreVest’s strategic positioning across small-balance and cash-flow-based investor segments.
The platform continues to benefit from borrower appetite for financing solutions in the single-family rental market, particularly as builders shift toward forward sales into rental communities. Management believes CoreVest has seen repeat activity with top-tier sponsors and is actively capturing market share from traditional bank lenders.
Distribution activity was notably strong, with $583 million of loans sold or participated during the quarter — a 38% increase from the prior quarter and the most active distribution period in the segment’s history. This included the completion of CoreVest's inaugural rated bridge loan securitization, backed by $284 million of RTL and other Bridge products. These distributions were otherwise executed through a combination of whole loan sales and sales to our joint ventures.
Net cost to originate (calculated as operating expenses, less upfront origination fees, divided by origination volumes) improved to 0.94% in the second quarter of 2025, compared to 1.22% in the first quarter of 2025. The stability in net cost to originate reflects CoreVest’s operating leverage and disciplined approach to expense management, even as volumes continue to scale.
CoreVest continues to operate in a large and expanding market, particularly for RTL and DSCR products, which together we estimate to be a $245 billion total addressable market. Management believes CoreVest remains well-positioned to capture increased share through platform depth, distribution relationships, and consistent borrower engagement.
Capital allocated to this segment was $93 million at June 30, 2025, down from $106 million at March 31, 2025. The platform remains focused on capital-efficient growth strategies, including ongoing engagement with JV partners and non-recourse financing structures to support its scaling loan inventory. Our inventory of loans is managed with a combination of our capital and loan warehouse facilities. At June 30, 2025, total warehouse capacity was $2.18 billion, with $1.48 billion of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
CoreVest segment contribution increased $14 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is attributable to higher mortgage banking income, driven by an increase in total loan funding volumes and robust distribution via whole loan sales and joint ventures. Funded volume for the six months ended June 30, 2025 was $991 million compared to $785 million for the period ended June 30, 2024, representing a 26% increase. All strategies saw growth over the period through growth was particularly notable in products of strategic focus such as RTL (54%) and DSCR (86%) loans. Term (18%) and bridge (7%) loans witnessed more modest gains.
Distribution activity for the sixth months ended June 30, 2025 was also elevated compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, CoreVest distributed $991 million of loans compared to $785 million of loans for the six months ended June 30, 2024, an increase of 26%. A significant driver of the increase in distribution activity in 2025 compared to the same period 2024 was the establishment of our joint venture with CPP Investments, which was announced in March 2024 and became active in the third quarter of 2024. Net cost to originate improved from 2.61% in early 2024 to 0.94% in the second quarter of 2025, supported by increased operational scale without significant growth in operating expenses.

Redwood Investments Segment
This segment consists of retained operating investments sourced through our Sequoia securitizations and CoreVest term and bridge loan securitizations, some of which we consolidate for GAAP purposes, and other third-party securities.
In the second quarter of 2025, as a part of the Company's accelerated shift towards a scalable and simplified operating model and wind-down of the legacy unsecuritized bridge and term loan portfolios, third-party securities portfolio, and other non-core legacy assets held in this segment historically were formally reclassified to the newly established Legacy Investments segment. This reclassification did not impact the consolidated financial results but served to streamline reporting and better align Redwood’s disclosure with its strategic focus. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
We primarily target investments that have a sensitivity to housing credit risk, typically sourced through our operating businesses where we control the underwriting and review of underlying collateral. We currently target returns related to capital deployment opportunities of between 15-20% on our Redwood Investments portfolio.
This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Redwood Investments segment for the three and six months ended June 30, 2025 to the immediate preceding quarter ended March 31, 2025 and the year-to-date period ended June 30, 2024.
Table 9 – Redwood Investments Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Net interest income	$22,097	$21,659	$438	$43,712	$47,769	$(4,057)
Investment fair value changes, net	(8,998)	3,623	(12,621)	(5,375)	40,637	(46,012)
HEI income, net	126	55	71	181	—	181
Servicing income	1,608	3,407	(1,799)	5,015	7,774	(2,759)
Fee income, net	412	142	270	554	733	(179)
Other income, net	394	370	24	764	1,208	(444)
Realized gains, net	640	567	73	1,207	314	893
Operating expenses	(5,954)	(5,116)	(838)	(11,070)	(9,918)	(1,152)
Benefit from (provision for) income taxes	1,567	304	1,263	1,871	(4,060)	5,931
Segment Contribution	$11,892	$25,011	$(13,119)	$36,859	$84,457	$(47,598)
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
We hold certain of our investments, primarily our MSRs, at our TRS. Activity of this segment that is performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS and our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets.

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
The decrease in segment contribution during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, is due to the $13 million decline in Investment fair value changes, net. This decline was driven by muted asset valuation gains, driven by the lower impact of spread tightening in the second quarter of 2025 relative to the first quarter of 2025.
Fundamental performance of assets within this segment saw consistent trends in underlying credit and continue to be driven by relatively healthy employment data, embedded equity protection associated with loan seasoning and home price appreciation, and borrowers motivated to stay current on their low-coupon mortgages. Notably, 90 day+ delinquencies on our Sequoia Securities, CAFL Term Securities and retained bridge securities were stable-to-improving in the second quarter 2025 at 0.3%, 7.1% and 3.6% of our total unpaid principal balances, respectively, compared to 0.2% and 8.4% and 3.8% at March 31, 2025.
As we continue to expand our focus on our operating platforms, we intend to allocate capital accordingly. In line with this strategy, during the second quarter we deployed approximately $100 million into retained operating investments, targeting returns in the range of 15% to 20%.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The decrease in segment contribution in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 is due to the decline in Investment fair value changes, net of $46 million driven by similar trends as mentioned above.
The following table presents details of our Redwood Investments Portfolio at June 30, 2025 and March 31, 2025 organized by investments in retained securities from Sequoia and CoreVest securitizations and those acquired from third-parties. Amounts presented in the table represent our retained economic interests in consolidated Sequoia, CAFL Term, Freddie Mac K-Series, and Servicing Investments as noted.
Table 10 – Redwood Investments - Detail of Economic Interests

(In Thousands)	June 30, 2025	December 31, 2024
Retained Operating Investments
Residential consumer securities	$137,134	$139,683
Residential consumer securities at consolidated Sequoia entities (1)	513,180	367,431
Residential investor securities at consolidated Securitization Term entities (2)	330,340	326,074
Securitized residential investor bridge loans, restricted cash and REO	1,053,228	840,457
Other investments (3)	48,759	57,496
Total Retained Operating Investments	$2,082,641	$1,731,141

Third-Party Portfolio Investments
Residential securities	20,014	109,749
Multifamily securities	—	11,749
Multifamily securities at consolidated Freddie Mac K-Series entities (4)	35,977	35,163
HEI (5)	8,216	2,156
Servicing investments (6)	94,232	94,987
Other investments	2,983	3,742
Total Third-Party Investments	$161,422	$257,546

Total Segment Investments	$2,244,063	$1,988,687
(1)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $11.59 billion of loans and $10.98 billion of ABS issued associated with these investments at June 30, 2025. We consolidated $8.82 billion of loans and $8.40 billion of ABS issued associated with these investments at December 31, 2024.
(2)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.27 billion of loans and $1.95 billion of ABS issued associated with these investments at June 30, 2025. We consolidated $2.49 billion of loans and $2.17 billion of ABS issued associated with these investments at December 31, 2024.
(3)Other investments at June 30, 2025 includes net risk share investments of $17 million, representing $19 million of restricted cash and other assets, net of other liabilities of $2 million.

(4)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $423 million of loans and $387 million of ABS issued associated with these investments at June 30, 2025. We consolidated $425 million of loans and $389 million of ABS issued associated with these investments at December 31, 2024.
(5)At June 30, 2025 and December 31, 2024, represents HEI originated and owned by Redwood.
(6)Represents our economic investment in consolidated Servicing Investment variable interest entities. At June 30, 2025, for GAAP purposes, we consolidated $263 million of servicing investments and $161 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2024, for GAAP purposes, we consolidated $262 million of servicing investments and $159 million of non-recourse securitization debt, as well as other assets and liabilities for these entities.
The size of our Redwood Investments portfolio increased since December 31, 2024, primarily due to the retention of $249 million of securities from the seven Sequoia securitizations during the six months ended June 30, 2025, as well as an increase in securitized residential investor bridge loans as a result of securitization sponsored by our joint venture during the three months ending June 30, 2025, which we consolidate for GAAP purposes. These increases were offset by the sales of $115 million of non-strategic third-party securities during the six months ended June 30, 2025 to facilitate the rotation of capital toward our operating platforms and retained operating investments throughout the remainder of 2025. At both June 30, 2025 and December 31, 2024, 93% and 87% of our Redwood Investments portfolio economic interests were retained interests from our securitizations or securitized bridge loans, respectively, and 7% and 13% were purchased from third parties, respectively. See the Investments Detail and Activity section that follows for additional detail on our portfolio investments and their associated borrowings.
Investments Detail and Activity
This section presents additional details on our investments in this segment and their activity during the three and six months ended June 30, 2025.
Real Estate Securities Portfolio
The following table sets forth activity in our real estate securities portfolio for the three and six months ended June 30, 2025. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 11 – Activity of Real Estate Securities Owned at Redwood and in Consolidated Entities

Three Months Ended June 30, 2025	Retained Operating Investments			Third-Party Portfolio Investments		Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$138,715	$532,910	$327,324	$35,563	$237,250	$1,271,762
Acquisitions	—	110,695	—	—	12,884	123,579
Sales	—	—	—	—	(100,894)	(100,894)
Gains on sales and calls, net	—	—	—	—	639	639
Effect of principal payments (1)	(95)	(2,449)	—	—	(132)	(2,676)
Change in fair value, net	(1,486)	(30,619)	3,016	414	(21,884)	(50,559)
Ending Fair Value (2)	$137,134	$610,537	$330,340	$35,977	$127,863	$1,241,851

For the Six Months Ended June 30, 2025	Retained Operating Investments			Third-Party Portfolio Investments		Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$139,683	$418,908	$326,074	$35,163	$265,540	$1,185,368
Acquisitions	—	249,053	—	—	22,087	271,140
Sales	—	—	—	—	(115,281)	(115,281)
Gains on sales and calls, net	—	—	—	—	1,206	1,206
Effect of principal payments (1)	(171)	(4,915)	—	—	(258)	(5,344)
Change in fair value, net	(2,378)	(52,509)	4,266	814	(45,431)	(95,238)
Ending Fair Value (2)	$137,134	$610,537	$330,340	$35,977	$127,863	$1,241,851
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At June 30, 2025, $97 million of Sequoia Securities and $108 million of Other Third-Party Securities were used as hedges for our Sequoia Mortgage Banking operations, and were included in our Sequoia Mortgage Banking segment. At June 30, 2025, our securities owned at Redwood and in consolidated entities consisted of fixed-rate assets (98%), adjustable-rate assets (<1%) and hybrid assets that reset within the next 15 months (2%).
We directly finance our holdings of real estate securities with a combination of recourse, non-marginable term debt financing, non-recourse, non-marginable re-securitization debt, and recourse, marginable securities repurchase financing. At June 30, 2025, we had: CAFL securities with a fair value of $330 million that were financed with $265 million of non-marginable recourse debt through two subordinate securities financing facilities; Sequoia securities we owned from consolidated and unconsolidated Sequoia securitization trusts with a fair value of $477 million that were financed with $382 million of non-recourse re-securitization debt (ABS issued); real estate securities with a fair value of $167 million (including securities owned in consolidated securitization entities) that were financed with $93 million of recourse debt incurred through repurchase facilities; and $161 million of securities that were financed using a recourse residential MSR warehouse facility. The remaining $106 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table summarizes the credit characteristics of Sequoia securities and CAFL term securities at June 30, 2025. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 12 – Credit Statistics (1)

	June 30, 2025
	Sequoia Securities (2)	CAFL Term Securities
(Dollars in Thousands)
Market value	$650,314	$330,340
Notional value	$15,257,000	$2,399,197
Average FICO (at origination)	772	NA
Gross weighted average coupon	5.1%	5.3%
Current 3-month prepayment rate	14%	12%
90+ days delinquency (as a % of UPB) (3)(4)	0.3%	7.1%
(1)The methodology for calculating weighted average values for securities investments presented in the tables above, including delinquency rates, is based on notional balances of loans collateralizing each of our securities investments.
(2)Sequoia Securities presented in this table include subordinate and interest only or certificated servicing securities.
(3)Delinquency percentages at underlying securitizations are calculated using unpaid principal balance ("UPB"). Aggregate delinquency amounts by security type are weighted using the UPB of the loans collateralizing each of our securities investments.
(4)Includes loans over 90 days delinquent and all loans in foreclosure (regardless of delinquency status).

Legacy Investments Segment
In the second quarter of 2025, we established Legacy Investments as a new reportable segment. This new segment primarily consists of assets no longer aligned with our core strategic objectives, including legacy unsecuritized bridge and term loans, third-party securities portfolio and other non-core legacy assets. These assets were previously included within the Redwood Investments segment, and are in the active process of sale, runoff, or other disposition as part of accelerated strategic repositioning of our business model. This segment is expected to wind down over time as the assets are sold or otherwise resolved. We expect to free up $200 to $250 million in capital from these legacy investments by year-end 2025, which would be available to redeploy into our operating platforms, related investments, or other uses. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale or disposition of assets. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Legacy Investments segment for the three and six months ended June 30, 2025 to the immediate preceding quarter ended March 31, 2025 and the year-to-date period ended June 30, 2024.
Table 13 – Legacy Investments Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Net interest income	$(9,449)	$1,838	$(11,287)	$(7,611)	$8,137	$(15,748)
Investment fair value changes, net	(75,574)	(8,731)	(66,843)	(84,305)	(16,902)	(67,403)
HEI income, net	(13,025)	10,111	(23,136)	(2,914)	24,969	(27,883)
Fee income, net	(985)	(870)	(115)	(1,855)	131	(1,986)
Operating expenses	(7,491)	(4,447)	(3,044)	(11,938)	(6,516)	(5,422)
Benefit from (provision for) income taxes	2,535	—	2,535	2,535	—	2,535
Segment Contribution	$(103,989)	$(2,099)	$(101,890)	$(106,088)	$9,819	$(115,907)
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
We hold certain of our investments at our TRS. Activity of this segment that is performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS and our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets.

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025
The decrease in segment contribution during the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, is due to the $67 million decline in Investment fair value changes, net and $23 million decline in HEI income, net. In the second quarter of 2025, we recognized valuation losses on our legacy unsecuritized bridge and term loan portfolios, third-party securities portfolio, and other non-core legacy assets, reflecting adverse market developments and anticipated near-term resolutions on these assets, as well as changes in the underlying performance of certain Legacy bridge loans, reflecting increased delinquencies and credit stress in certain 2021 and 2022 vintage loans. These loans were underwritten during a period of significantly lower interest rates and more favorable financing conditions and different market fundamentals. During the second quarter, we took additional steps to reduce our exposure to this portfolio, including loan and REO sales, and other structured exits.
The decline in HEI income, net was primarily driven by negative fair value adjustments due to a slowdown in home price appreciation during the second quarter of 2025, as well as a $14 million fair value loss on our third-party originated HEI portfolio. The latter of which reflects the anticipated near-term sale of a substantial portion of this portfolio.
Capital allocated to Legacy Investments declined by $107 million or 17% at June 30, 2025 from March 31, 2025, largely due to paydowns, sales and fair value adjustments of our legacy unsecuritized bridge and term loan portfolios and the sale, or pending sale, of non-core third-party securities portfolio and other legacy assets. Looking ahead, we intend to continue reducing our capital allocation to Legacy Investments, targeting a decrease to approximately 20% by year-end 2025 from 33% at the end of the second quarter. This would allow us to potentially reallocate up to $200 to $250 million of capital to our core mortgage banking platforms over time. While subject to market conditions and execution timing, our long-term goal is to bring the percentage of our capital allocated to Legacy Investments down to a range of 0% to 5% by the end of 2026. As we execute on this reallocation strategy, we believe there is an opportunity for consolidated returns to improve.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The decrease in segment contribution in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 is due to the decline in Investment fair value changes, net of $67 million and the decline in HEI income, net of $28 million, driven by similar trends as mentioned above.
Investments Detail and Activity
This section presents additional details on our securities portfolio, home equity investments and unsecuritized residential investor loans held in this segment and their activity during the three and six months ended June 30, 2025.
Securities Portfolio
The following table sets forth activity in our securities held in our Legacy Investments segment for the three and six months ended June 30, 2025. This table includes our economic interests in securities issued by consolidated re-performing loan securitization entities which we consolidate in accordance with GAAP. For GAAP purposes, we consolidated $1.26 billion of loans and $1.01 billion of ABS issued associated with these investments at June 30, 2025. We consolidated $1.24 billion of loans and $1.01 billion of ABS issued associated with these investments at December 31, 2024. At June 30, 2025, our re-performing loan securities were financed with $131 million of non-recourse securitization debt (ABS issued).
Table 14 – Activity of Securities Retained from Consolidated Re-Performing Securities

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2025	June 30, 2025
Beginning fair value	$263,768	$241,765
Effect of principal payments (1)	(6,928)	(13,906)
Change in fair value, net	(299)	28,682
Ending Fair Value	$256,541	$256,541
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

Home Equity Investments
In the second quarter of 2025, we began reporting our third-party originated HEI portfolio as part of our Legacy Investments segment, as substantial portion of these HEI investments are expected to be sold or disposed of as part of an accelerated strategic repositioning of our business model. At June 30, 2025, $238 million of unsecuritized HEI and $341 million of securitized HEI were included in the Legacy Investments segment, as presented in the table below.
Table 15 – HEI at Legacy Investments

(In Thousands)	June 30, 2025	December 31, 2024
Unsecuritized HEI	$238,139	$255,159
HEI held at consolidated HEI securitization entities	341,281	332,470
Total Home Equity Investments at fair value	$579,420	$587,629
The following table provides the components of HEI income, net at Legacy Investments for the three and six months ended June 30, 2025 and 2024.
Table 16 – Components of HEI Income, net at Legacy Investments

	Three Months Ended June 30,
(In Thousands)	2025	2024
Net market valuation (losses) gains recorded on Unsecuritized HEI	$(14,306)	$11,663
Net market valuation gains recorded on Securitized HEI	8,621	17,029
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(5,262)	(5,472)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(2,133)	(7,381)
Other	55	$44
Total HEI (loss) income, net	$(13,025)	$15,883

	Six Months Ended June 30,
(In Thousands)	2025	2024
Net market valuation (losses) gains recorded on Unsecuritized HEI	$(7,170)	$17,806
Net market valuation gains recorded on Securitized HEI	20,533	32,453
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(9,031)	(12,881)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(7,342)	(12,508)
Other	96	99
Total HEI (loss) income, net	$(2,914)	$24,969
(1)Amount includes interest expense associated with ABS issued, which totaled $3 million and $6 million, for the three and six months ended June 30, 2025 and 2024, respectively.
We finance a portion of our unsecuritized HEI through a short-term, recourse, non-marginable warehouse facility. At June 30, 2025, there was $90 million of debt outstanding on this warehouse facility, secured by HEI with a fair value of $171 million. At June 30, 2025, for GAAP purposes, we consolidated $341 million of HEI, $206 million of ABS and $90 million of third-party non-controlling interests held in our consolidated HEI securitization entities, for a net economic interest of $51 million.
Additional details on our HEI are included in Note 10 of our Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Legacy Unsecuritized Bridge and Term Loan Portfolios
The following table provides the activity of the legacy unsecuritized bridge and term loans during the three and six months ended June 30, 2025.
Table 17 – Legacy Unsecuritized Bridge and Term Loan Portfolios - Activity

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(in thousands)
Fair value at beginning of period	$1,062,363	$1,058,612
Advances (1)	107,926	260,712
Acquisitions	36,236	43,037
Transfers between segments	(55,423)	(151,671)
Sales	(73,803)	(78,658)
Transfers to REO	(5,469)	(7,572)
Principal repayments	(66,489)	(100,455)
Changes in fair value, net	(69,395)	(88,059)
Fair Value at End of Period	$935,946	$935,946
(1)Advances reflect newly originated loans that we intend to sell to securitizations or to our joint ventures.
For the three and six months ended June 30, 2025, interest income, net recognized on Legacy bridge and term loans totaled $9 million and $28 million, respectively. These amounts include a net write-off of deferred interest of $0.5 million in the three months ended June 30, 2025 and recognition of $4 million of deferred income during the six months ended June 30, 2025. The decrease in net interest income recognized in the three-month period was due to an increase in the balance of our legacy unsecuritized bridge and term loan portfolios on non-accrual during the quarter.
At June 30, 2025, legacy unsecuritized bridge and term loans in this portfolio with an aggregate fair value of $186 million and an unpaid principal balance of $274 million, were greater than 90+ days delinquent. Included in the 90+ days delinquent balance are legacy bridge loans in foreclosure with an aggregate fair value of $35 million and an aggregate unpaid principal balance of $53 million. Additionally, the fair value of REO associated with legacy unsecuritized bridge loans decreased from $66 million at March 31, 2025, to $58 million at June 30, 2025, resulting from dispositions and a decrease in fair value totaling $9 million, partially offset by transfers to REO of $8 million.
In the second quarter of 2025, the fair value of the legacy unsecuritized bridge and term loan portfolios declined by $69 million. This decline was driven by fair value losses recognized during the period, reflecting adverse market developments and anticipated near-term resolutions on these loans, as well as changes in the underlying performance on certain of these loans, particularly those of the 2021 and 2022 vintage. These valuations are subject to a rigorous fair value process for our residential investor loans, which consistently includes regular management reviews of underlying property fundamentals and the fair value of the collateral securing the loan, updated third-party appraisals, estimated sales costs, and independent market data verification where available. The amounts we may ultimately recover through the foreclosure of loans and the sale of the underlying collateral or through alternative strategies, such as through loan sales or discounted payoffs, could vary materially from our estimates and could have a material impact on our earnings in future periods.
Fair value changes also reflect the impact of loan modifications during the period, particularly extensions and interest deferrals, which may have resulted in downward adjustments to loan valuations. These modifications were predominantly related to bridge loans with underlying project delays, borrower financial stress, or market-driven refinancing challenges. The fair value impact of such modifications is incorporated into the Company’s valuation models and contributed to the overall movement in loan values during the period.
Loan Modifications
For the three months ended June 30, 2025, we made modifications to certain Legacy bridge loans, including adjustments to the contractual interest rates. In certain cases, these adjustments involved deferrals of interest. Other modifications were limited to extensions of loan maturities and/or covenant terms.
We may also offer maturity extensions, subject to mandatory partial repayments during the loan term. In some cases, we will establish a hard cash management structure (to enable Redwood, as the lender, to control all cash flows at the property) and fund interest reserves to cover potential debt service shortfalls. Any shift in our intended exit strategy could have implications for the valuation of these loans. Additionally, we may further modify loans that were previously modified. These subsequent modifications may include further changes to the contractual interest pay rate and deferred interest terms.
In the three months ended June 30, 2025, consistent with our strategic transition from non-core legacy assets, we have adopted a more aggressive approach to resolving modified and legacy loans, accelerating the wind-down of underperforming or non-core legacy assets to proactively reduce long-term exposure. This includes advancing loan and REO sales, executing structured exits, and, where necessary, accelerating foreclosure or liquidation processes on assets with limited workout potential.
For the three months ended June 30, 2025, we modified or put into forbearance loans with a total aggregate unpaid principal balance of $363 million. This balance included modifications to the contractual interest rates (including, in certain cases, deferrals of interest) on loans, modifications involving only extensions of loan maturities and/or covenant terms and further modifications on loans that had been previously modified in a prior period.
For the three months ended June 30, 2025, we modified loans primarily involving adjustments in contractual interest rates (including, in certain cases, deferrals of interest) with an aggregate unpaid principal balance of $60 million, of which $25 million had been previously modified in a prior period. Modifications on these loans maintained a weighted average contractual interest rate of approximately 8.91% of which 3.72% represented deferred interest, respectively. The further modifications on these loans involved one or more of: (i) additional amendments to the contractual interest pay rate and deferred interest, (ii) maturity extensions (subject to mandatory partial repayments during the loan term) and (iii) establishment of a hard cash management structure (to enable Redwood, as the lender, to control all cash flows at the property), along with funding interest reserves to cover debt service shortfalls.
For the three months ended June 30, 2025, we modified loans by extending maturities and/or covenant terms with an aggregate unpaid principal balance of $303 million, of which $169 million had been previously modified in a prior period. While we continue to actively engage with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor financial stress could lead to realized credit losses. An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a routine asset management outcome for these loans, irrespective of market conditions. When we provide these types of maturity extensions, our asset management function also seeks to charge a fee. For the three months ended June 30, 2025, the average length of maturity extensions granted on residential investor bridge loans was under five months.
The following table provides the composition of legacy unsecuritized bridge and term loans by product type as of June 30, 2025.
Table 18 – Legacy Loans - By Product/Strategy Type at Legacy Investments

(In Thousands)	June 30, 2025
BFR (1)	$398,822
SAB (2)	637
Multifamily (3)	482,920
Term	49,888
Other	3,679
Fair Value at End of Period (4)	$935,946
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
At June 30, 2025, the fair value of our Legacy bridge and term loans and associated REO represented 84.8% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. The fair value of multifamily loans within this population ($483 million at June 30, 2025) and associated multifamily REO ($21 million at June 30, 2025), represented 84.9% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. As part of our strategic shift away from non-core legacy assets, we have revised our underwriting practices to discontinue the active origination of large multifamily loans. Consequently, we expect our exposure to multifamily loans and REO to decline over time as we proactively reduce long-term exposure to the Legacy bridge loan portfolio.

We finance our legacy unsecuritized bridge and term loan portfolios with a combination of recourse and non-recourse, non-marginable warehouse facilities, and a portion of a secured, revolving financing facility. At June 30, 2025, we had $594 million of debt incurred through warehouse facilities, which was secured by unsecuritized residential investor bridge and term loans with a fair value of $879 million. At June 30, 2025, unsecuritized bridge and term loans with a fair value of $511 million were financed with $335 million of non-marginable, recourse warehouse facilities. At June 30, 2025, unsecuritized bridge and term loans with a fair value of $367 million were financed with $262 million of non-marginable, non-recourse warehouse facilities. Additionally, at June 30, 2025, our Legacy bridge loans were partially financed by secured, revolving financing facility borrowings.
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
Tax Provision under GAAP
For the three and six months ended June 30, 2025, we recorded tax provisions of $5 million and $11 million, respectively. For both the three and six months ended June 30, 2024, we recorded tax provisions of $5 million. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The increase in the tax provision year-over-year was primarily the result of increased GAAP income earned at our TRS in 2025 compared to 2024. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Income Taxes for additional information regarding our tax provision and deferred tax assets.
Subsequent to June 30, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted on July 4, 2025. The OBBB Act contains various provisions which will impact the Company, including restoring the taxable REIT subsidiary limit to 25%, permanently reinstating 100% bonus depreciation, and increasing interest deduction limits, among other various federal income tax law changes. The OBBB Act had no impact to the income tax provision during the quarter ended June 30, 2025, and the Company is currently evaluating the impact to the consolidated financial statements in future quarters but does not expect the impact to be material.
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
At June 30, 2025, our total capital was $1.81 billion, consisting of (i) $1.05 billion of equity capital, (ii) $745 million of unsecured and other corporate debt on our consolidated balance sheets (including $124 million of exchangeable debt due in October 2025, $247 million of convertible debt due in 2027, $145 million of senior unsecured notes due in 2029, $90 million of senior unsecured notes due in 2030 and $140 million of trust-preferred securities due in 2037), and (iii) $11 million of promissory notes.
At June 30, 2025, our unrestricted cash and cash equivalents were $302 million. In addition, our unencumbered assets of approximately $125 million at June 30, 2025 represent assets that could be pledged on a secured financing basis to provide another source of liquidity, as needed. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. In particular, we continue to focus on additional joint ventures with strategic investors who seek to acquire the assets our operations originate and source and/or seek to provide capital to support the growth potential of our operating platforms. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" for additional information regarding these terms that describe our debt.
At June 30, 2025, in aggregate, we had $2.53 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $1.42 billion was marginable and $1.11 billion was non-marginable.
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
Repurchase Authorization
Our Board of Directors previously approved authorizations for the repurchase of up to $125 million of our common stock, the repurchase up to $70 million of our preferred stock, and the repurchase of outstanding debt securities, including convertible and exchangeable debt. During the three months ended June 30, 2025, we repurchased 1.6 million shares of our common stock for a total cost of $9 million. During the three and six months ended June 30, 2025 we did not repurchase any shares of our preferred stock or of our convertible and exchangeable debt. At June 30, 2025, $92 million of the previously approved authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock.
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and continued its previous authorizations for the repurchase of up to $70 million of our preferred stock, and the repurchase of our outstanding debt securities, including convertible and exchangeable debt. This authorization replaced our previous $125 million common stock repurchase authorization. This authorization has no expiration date and does not obligate us to acquire any specific number of shares or securities. During the third quarter of 2025, we have continued to repurchase shares of our common stock and we are evaluating the potential for additional common share repurchases, given the current trading price of our common shares, relative to the book value per share of our common stock currently outstanding. Any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above.
Cash Flows and Liquidity for the Six Months Ended June 30, 2025
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
Cash flows used in operating activities decreased by $1.15 billion from negative $2.92 billion in the six months ended June 30, 2024 to negative $4.07 billion in the six months ended June 30, 2025, primarily due to the increase in residential consumer loan purchases as well as an increase in originations of residential investor loans held for sale associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $4.11 billion of net cash outflows for the six months 2025 period, compared to $2.97 billion of net cash outflows for the six month 2024 period), cash flows from operating activities were positive $43 million during the first six months of 2025 and positive $51 million for the first six months of 2024.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, our net cash provided by investing activities was $1.64 billion and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.

Cash Flows from Financing Activities
During the six months ended June 30, 2025, our net cash provided by financing activities was $2.56 billion. This primarily resulted from $2.35 billion of net borrowings under ABS issued (resulting from the issuance of six Sequoia securitizations as well as the issuance of $100 million and $109 million of ABS through two Sequoia re-securitizations of certain consolidated and unconsolidated Sequoia securities during the six months ending June 30, 2025, net of related issuance costs), and $281 million of net borrowings on debt obligations. During the six months ending June 30, 2025, net cash provided from debt obligations included the issuance of $90 million of senior notes as well as a $93 million recourse subordinate financing facility providing non-marginable debt financing of certain securities retained from our Sequoia securitizations and other third-party securities.
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following June 30, 2025, include maturing debt obligations, interest payments on debt obligations and ABS issued, payments on operating leases, funding commitments for residential investor and consumer loans, strategic investments, potential repurchases of previously sold or securitized loans, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following June 30, 2025, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans, strategic investments, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Redwood Investments).
At June 30, 2025, we had commitments to fund up to $435 million of additional advances on existing residential investor bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. At June 30, 2025, we had $1.48 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Contractual Obligations. For additional information on commitments and contingencies as of June 30, 2025 that could impact our liquidity and capital resources, see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 18 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our 5.75% exchangeable senior notes mature in October 2025 and have an outstanding principal balance of $124 million at June 30, 2025. We expect to utilize cash on hand to repay our exchangeable senior notes that are maturing, which will reduce the amount of cash that can be deployed into our business and could reduce the earnings potential of our business. Further, if market rates for corporate capital remain elevated and we chose to issue new corporate capital, it could negatively impact our profitability.
We expect to meet our obligations coming due in less than one year from June 30, 2025 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital including cash on hand. As of June 30, 2025, we had approximately $125 million of unencumbered assets, and we currently estimate we could generate incremental capital through financing certain of these assets. Our unencumbered assets consist primarily of interest-only securities, retained securities from our securitization activities, bridge loans, and HEI.
See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.

Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking operations while we aggregate the loans for sale or securitization.
At June 30, 2025, we had residential consumer warehouse facilities outstanding with $2.96 billion of total capacity and $1.69 billion of available capacity. These included non-marginable facilities with $400 million of total capacity and marginable facilities with $2.56 billion of total capacity. At June 30, 2025, we had non-marginable, residential investor warehouse facilities outstanding available to finance our unsecuritized residential investor loans in our Redwood Investments, CoreVest Mortgage Banking and Legacy Investments segments with $2.18 billion of total capacity and $1.48 billion of available capacity. Borrowing under these facilities used to finance our CoreVest Mortgage Banking loan inventory at June 30, 2025 totaled $110 million. We note that several of these facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our Legacy Investments portfolio at June 30, 2025.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the six-months ended June 30, 2025, and have other such facilities with scheduled maturities during the next twelve months. See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the loan warehouse facilities used for our Mortgage Banking operations.
Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" that follows within this section.
Liquidity Needs for our Redwood Investments
At June 30, 2025, in addition to our ABS issued, our investment portfolio was financed with $514 million of secured recourse debt, of which $178 million was marginable and $336 million was non-marginable, and $1.3 billion of secured non-recourse debt that was non-marginable. At June 30, 2025, we have also allocated $43 million of outstanding borrowings from our secured revolving financing facility to finance our Redwood Investments segment. Our secured revolving financing facility may be used to finance both our Redwood Investments, Sequoia and CoreVest mortgage banking operations, as well as Legacy Investments.
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
Liquidity Needs for our Legacy Investments
At June 30, 2025, we financed our Legacy Investments with a combination of recourse and non-recourse, non-marginable residential investor loan warehouse facilities, a recourse non-marginable HEI facility, and non-recourse securitization debt (ABS issued). At June 30, 2025, we have also allocated $208 million of outstanding borrowings from our secured revolving financing facility to finance our Legacy Investments segment.
Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Liquidity and Capital Resources for additional information regarding our forms of financing for our investments, as well as for our descriptions of what constitutes non-recourse and non-marginable debt.
See Note 17 and Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our asset-backed securities issued and debt obligations, respectively.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations, Redwood Investments and Legacy investment portfolios, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. See Note 18 Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 in Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our unsecured debt obligations.

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
Under many of our mortgage loan and HEI warehouse facilities, our securities repurchase facilities, and our secured revolving financing facility, while transferred or pledged mortgage loans, HEI, or securities are financed under the facility, to the extent the value of the loans, HEI, or securities, or the collateral underlying those loans, HEI, or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at June 30, 2025, only our securities repurchase facilities (with $93 million of borrowings outstanding at June 30, 2025), seven of our residential consumer mortgage loan warehouse facilities (with a combined $1.2 billion of borrowings outstanding at June 30, 2025), and a certificated MSR facility (with $85 million of borrowings outstanding at June 30, 2025) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.
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
At June 30, 2025, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. Our financial covenants require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth and minimum liquidity, as well as financial covenants that require us to maintain recourse indebtedness below a specified ratio. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at June 30, 2025, our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at June 30, 2025, our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $4 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at June 30, 2025, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2024. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2022, our Board of Directors approved an authorization for the repurchase of up to $125 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three months ended June 30, 2025, we repurchased 1.6 million shares of our common stock for a total cost of $9 million. During the three months ended June 30, 2025 we did not repurchase any shares of our preferred stock or of our convertible and exchangeable debt. At June 30, 2025, $92 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities. In July 2025, our Board of Directors approved an increase to our repurchase authorization with respect to shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2025.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	—	$—	—	$—
June 1, 2025 - June 30, 2025	1,560,795	$5.75	1,560,795	$—
Total	1,560,795	$5.75	1,560,795	$92,298

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)
Item 5. Other Information
During the three months ended June 30, 2025, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1	Fifth Amendment to Amended and Restated Executive Deferred Compensation Plan (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, is filed in inline XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates exhibits, if any, that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 8, 2025	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)