Form 10-Q
period 2025-09-30
REDWOOD TRUST INC
filed 2025-11-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.0% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	126,682,210	shares outstanding as of November 6, 2025

REDWOOD TRUST, INC.
2025 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2025	December 31, 2024
ASSETS (1)
Residential consumer loans	$16,783,281	$11,077,823
Residential investor loans	3,857,597	4,587,090
Consolidated Agency multifamily loans	—	424,597
Home equity investments	326,223	589,785
Real estate securities	418,918	405,223
Servicing investments	282,256	297,683
Strategic investments	82,493	78,123
Derivative assets	97,948	46,003
Cash and cash equivalents	226,321	245,165
Restricted cash	103,868	67,762
Goodwill	23,373	23,373
Other assets	398,488	415,717
Total Assets	$22,600,766	$18,258,344

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued (includes $16,610,081 and $12,879,530 at fair value), net	$16,825,018	$13,270,204
Debt obligations, net	4,356,661	3,462,880
Derivative liabilities	57,047	23,660
Accrued expenses and other liabilities	363,026	313,737
Total liabilities	21,601,752	17,070,481
Commitments and Contingencies (see Note 19)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 126,752,703 and 132,519,579 issued and outstanding	1,268	1,325
Additional paid-in capital	2,478,142	2,504,029
Accumulated other comprehensive loss	(35,699)	(43,071)
Cumulative earnings	1,096,095	1,191,401
Cumulative distributions to stockholders	(2,607,740)	(2,532,769)
Total Equity	999,014	1,187,863
Total Liabilities and Equity	$22,600,766	$18,258,344
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2025 and December 31, 2024, assets of consolidated VIEs totaled $18,284,133 and $14,654,942, respectively. At September 30, 2025 and December 31, 2024, liabilities of consolidated VIEs totaled $17,164,811 and $13,620,239, respectively. See Note 16 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Interest Income
Residential consumer loans	$210,090	$136,025	$556,836	$329,670
Residential investor loans	63,263	85,137	213,522	273,278
Consolidated Agency multifamily loans	3,266	4,586	12,222	13,726
Real estate securities	14,829	13,585	49,487	30,614
Other interest income	8,083	9,310	23,894	31,512
Total interest income	299,531	248,643	855,961	678,800
Interest Expense
Asset-backed securities issued	(208,071)	(152,374)	(585,978)	(406,062)
Debt obligations	(76,466)	(70,771)	(213,213)	(197,737)
Total interest expense	(284,537)	(223,145)	(799,191)	(603,799)
Net Interest Income	14,994	25,498	56,770	75,001
Non-Interest Income
Mortgage banking activities, net	40,132	39,569	114,042	73,049
Investment fair value changes, net	(6,971)	(12,202)	(96,863)	10,733
HEI income (loss), net	454	10,727	(2,279)	35,696
Servicing income, net	1,416	251	6,431	8,025
Fee income, net	4,579	4,788	9,139	7,452
Other (loss) income, net	(183)	880	1,719	1,142
Realized gains, net	(48)	211	1,159	620
Total non-interest income, net	39,379	44,224	33,348	136,717
General and administrative expenses	(38,707)	(36,008)	(113,161)	(103,861)
Portfolio management costs	(6,981)	(6,356)	(23,500)	(14,817)
Loan acquisition costs	(4,355)	(3,176)	(12,704)	(9,077)
Other expenses	(5,681)	(2,228)	(13,625)	(10,766)
Net (Loss) Income Before Provision for Income Taxes	(1,351)	21,954	(72,872)	73,197
Provision for income taxes	(6,353)	(7,128)	(17,177)	(12,575)
Net (Loss) Income	$(7,704)	$14,826	$(90,049)	$60,622
Dividends on preferred stock	(1,750)	(1,750)	(5,257)	(5,257)
Net (Loss) Income (Related) Available To Common Stockholders	$(9,454)	$13,076	$(95,306)	$55,365

Basic (loss) earnings per common share	$(0.08)	$0.09	$(0.76)	$0.40
Diluted (loss) earnings per common share	$(0.08)	$0.09	$(0.76)	$0.40
Basic weighted average common shares outstanding	129,018,261	132,218,180	131,583,195	131,969,039
Diluted weighted average common shares outstanding	129,018,261	132,357,697	131,583,195	132,018,161

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Net (Loss) Income	$(7,704)	$14,826	$(90,049)	$60,622
Other comprehensive income:
Net unrealized gain on available-for-sale ("AFS") securities	2,362	7,373	6,322	17,083
Reclassification of unrealized (gain) loss on AFS securities to net income	(44)	(472)	(2,037)	(1,615)
Reclassification of unrealized loss on interest rate agreements to net income	1,040	1,040	3,087	3,098
Total other comprehensive income	$3,358	$7,941	$7,372	$18,566
Comprehensive (Loss) Income	$(4,346)	$22,767	$(82,677)	$79,188
Dividends on preferred stock	$(1,750)	$(1,750)	$(5,257)	$(5,257)
Comprehensive (Loss) Income (Related) Available To Common Stockholders	$(6,096)	$21,017	$(87,934)	$73,931

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2025	$66,948	131,679,516	$1,316	$2,502,151	$(39,057)	$1,105,549	$(2,583,444)	$1,053,463
Net (loss)	—	—	—	—	—	(7,704)	—	(7,704)
Other comprehensive income	—	—	—	—	3,358	—	—	3,358
Employee stock purchase and incentive plans	—	45,612	1	(36)	—	—	—	(35)
Non-cash equity award compensation and other	—	—	—	5,071	—	—	—	5,071
Share repurchases	—	(4,972,425)	(49)	(29,044)	—	—	—	(29,093)
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(24,296)	(24,296)
September 30, 2025	$66,948	126,752,703	$1,268	$2,478,142	$(35,699)	$1,096,095	$(2,607,740)	$999,014
For the Nine Months Ended September 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2024	$66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
Net (loss)	—	—	—	—	—	(90,049)	—	(90,049)
Other comprehensive income	—	—	—	—	7,372	—	—	7,372
Employee stock purchase and incentive plans	—	766,344	8	(2,680)	—	—	—	(2,672)
Non-cash equity award compensation and other	—	—	—	14,804	—	—	—	14,804
Share repurchases	—	(6,533,220)	(65)	(38,011)	—	—	—	(38,076)
Preferred dividends declared ($1.875 per share)	—	—	—	—	—	(5,257)	—	(5,257)
Common dividends declared ($0.54 per share)(1)	—	—	—	—	—	—	(74,971)	(74,971)
September 30, 2025	$66,948	126,752,703	$1,268	$2,478,142	$(35,699)	$1,096,095	$(2,607,740)	$999,014

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2024	$66,948	132,215,757	$1,322	$2,497,218	$(47,332)	$1,186,701	$(2,484,119)	$1,220,738
Net income	—	—	—	—	—	14,826	—	14,826
Other comprehensive income	—	—	—	—	7,941	—	—	7,941
Employee stock purchase and incentive plans	—	21,679	—	111	—	—	—	111
Non-cash equity award compensation and other	—	—	—	4,699	—	—	—	4,699
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.17 per share)(1)	—	—	—	—	—	—	(23,565)	(23,565)
September 30, 2024	$66,948	132,237,436	$1,322	$2,502,028	$(39,391)	$1,199,777	$(2,507,684)	$1,223,000
For the Nine Months Ended September 30, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net income	—	—	—	—	—	60,622	—	60,622
Other comprehensive income	—	—	—	—	18,566	—	—	18,566
Employee stock purchase and incentive plans	—	751,775	7	(2,769)	—	—	—	(2,762)
Non-cash equity award compensation and other	—	—	—	16,949	—	—	—	16,949
Preferred dividends declared ($1.875 per share)	—	—	—	—	—	(5,257)	—	(5,257)
Common dividends declared ($0.49 per share)(1)	—	—	—	—	—	—	(67,811)	(67,811)
September 30, 2024	$66,948	132,237,436	$1,322	$2,502,028	$(39,391)	$1,199,777	$(2,507,684)	$1,223,000
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(90,049)	$60,622
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	8,830	9,547
Depreciation and amortization of non-financial assets	7,789	9,131
Originations of held-for-sale loans	(1,401,522)	(1,099,186)
Purchases of held-for-sale loans	(9,125,996)	(4,910,749)
Proceeds from sales of held-for-sale loans	3,565,676	941,704
Principal payments on held-for-sale loans	152,079	63,665
Net settlements of derivatives	101,693	(71,988)
Non-cash equity award compensation expense and other	14,804	16,949
Market valuation adjustments	8,406	(103,936)
Realized gains, net	(1,159)	(620)
Net change in:
Other assets	40,810	(28,985)
Accrued expenses and other liabilities	(15,246)	105,306
Net cash used in operating activities	(6,733,885)	(5,008,540)
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(427,922)	(120,661)
Proceeds from sales of loans	100,619	52,163
Principal payments on loan investments	3,045,770	1,749,172
Purchases of HEI	(8,986)	(1,066)
Repayments on HEI	26,796	37,024
Proceeds from sales of HEI	262,447	—
Purchases of real estate securities	(229,325)	(193,744)
Proceeds from sales of real estate securities	134,217	2,833
Principal payments on real estate securities	15,756	5,331
Repayments from servicer advance investments, net	8,066	21,151
Other investing activities, net	(5,995)	(14,800)
Net cash provided by investing activities	2,921,443	1,537,403
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	5,908,124	4,280,237
Repayments on asset-backed securities issued	(2,838,325)	(1,331,656)
Proceeds from borrowings on debt obligations	11,234,976	7,207,997
Repayments on debt obligations	(10,343,347)	(6,635,775)
Debt issuance costs paid	(11,004)	(15,257)
Taxes paid on equity award distributions	(3,065)	(3,114)
Net proceeds from issuance of common stock	393	352
Net payments on repurchase of common stock	(37,070)	—
Dividends paid on common stock	(74,971)	(67,811)
Dividends paid on preferred stock	(5,257)	(5,257)
Other financing activities, net	(750)	(1,400)
Net cash provided by financing activities	3,829,704	3,428,316
Net increase (decrease) in cash, cash equivalents and restricted cash	17,262	(42,821)
Cash, cash equivalents and restricted cash at beginning of period	312,927	368,788
Cash, cash equivalents and restricted cash at end of period	$330,189	$325,967

Cash and cash equivalents at end of period	226,321	253,673
Restricted cash at end of period (1)	103,868	72,294
Cash, cash equivalents and restricted cash at end of period	$330,189	$325,967

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2025	2024
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$769,007	$721,264
Taxes paid	6,631	347
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Retention of mortgage servicing rights from loan sales	—	84
Consolidation of securitized CAFL bridge loans at issuance	155,373	—
Consolidation of CAFL bridge ABS at issuance	283,107	—
Transfers from loans held-for-sale to loans held-for-investment	5,773,627	4,553,378
Transfers from loans held-for-investment to loans held-for-sale	2,147,978	—
Transfers from residential consumer loans to real estate owned	57,537	14,800
Right-of-use asset obtained in exchange for operating lease liability	3,085	—
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
September 30, 2025
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are as of September 30, 2025 and December 31, 2024, and for the three and nine months ended September 30, 2025 and 2024. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and GAAP. Certain disclosures typically included in our annual financial statements may be condensed or omitted from these interim financial statements, as permitted. The disclosures included in these interim financial statements are intended to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at September 30, 2025 and results of operations for all periods presented. The results of operations for the three and nine months ended September 30, 2025 should not be construed as indicative of the results to be expected for the full year.
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
During the second quarter of 2025, we established Legacy Investments as a new reportable segment to separately disclose financial results for assets that are no longer aligned with our core strategic objectives. These assets, which stem from a change in the manner in which the operations are evaluated by the Chief Operating Decision Maker ("CODM"), include our legacy unsecuritized bridge and term portfolios, certain securities in our third-party securities portfolio and other non-core legacy assets that are intended for sale, runoff, or other forms of disposition as part of our ongoing strategic realignment. See Note 4 for further discussion on our reportable segments, including the Legacy Investments segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires additional

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
disclosures on disaggregated information about certain income statement expense line items including employee compensation, depreciation, amortization and depletion. This new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect that this new guidance will result in additional disclosures in our consolidated financial statements and plan to adopt this new guidance by the required date.
In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements.” This ASU replaces the existing stage-based model for internal-use software with a principle-based “probable-to-complete” capitalization threshold and relocates website development guidance into Subtopic 350-40. The new standard is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance and plan to adopt it by the required effective date.
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
In the second quarter of 2025, we identified and began reporting Legacy Investments as a new reportable segment, based on how the CODM evaluates performance and allocates resources. Previously included within Redwood Investments, this segment now consists of assets that are no longer strategically aligned with our core business strategies or with how we evaluate operational performance, allocate capital, and measure the success of our investment initiatives, and are primarily associated with our legacy unsecuritized bridge and term loan portfolios, certain securities within our third-party securities portfolio, and other non-core legacy assets. These assets are generally in runoff or other forms of disposition, and the CODM reviews financial results for this segment separately from other investments to inform strategic decisions regarding capital deployment and portfolio realignment. This change in segment presentation aligns with how management assesses performance under ASC 280, Segment Reporting, and has been applied retrospectively to all prior periods presented in this Quarterly Report on Form 10-Q. All prior period disclosures have been conformed accordingly. This change had no impact on the consolidated financial statements. See Note 8 for further discussion on our legacy unsecuritized bridge and term loan portfolios.
On September 30, 2025, as part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we transferred a total $484 million in fair value of legacy unsecuritized bridge loans and REO assets to a newly formed partnership structure (the “Legacy Trust”). As part of the transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an available-for-sale ("AFS") real estate security on our consolidated balance sheet and is included in the Legacy Investments segment. See Notes 8 and 9 for further discussion on this transaction.
The accounting policies applied to the segments are the same as those described in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of our four segments. These unallocated corporate expenses are included in the Corporate/Other column as reconciling items to our consolidated financial statements and primarily include interest expense for our senior notes, convertible and exchangeable senior notes, and trust preferred securities, indirect general and administrative expenses and other expenses. In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. Our loans are accounted for under the fair value option or at the lower of cost or market value for which the carrying value approximates the fair value. Amounts transferred between segments are accounted for at fair value at the time of transfer. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)
The following tables present financial information by segment for the three and nine months ended September 30, 2025 and 2024.
Table 4.1 – Business Segment Financial Information

	Three Months Ended September 30, 2025
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$47,890	$4,052	$225,521	$21,476	$592	$299,531
Interest expense	(26,657)	(2,554)	(207,939)	(30,528)	(16,859)	(284,537)
Net interest income (expense)	21,233	1,498	17,582	(9,052)	(16,267)	14,994
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	31,145	11,395	—	—	—	42,540
Risk management derivatives (losses) gains, net (1)	(2,426)	18	—	—	—	(2,408)
Total Mortgage banking activities, net	28,719	11,413	—	—	—	40,132
Investment fair value changes, net, excluding risk management derivatives	—	—	(1,682)	(4,891)	1,512	(5,061)
Risk management derivatives (losses) gains, net (1)	—	—	(60)	(1,850)	—	(1,910)
Total Investment fair value changes, net	—	—	(1,742)	(6,741)	1,512	(6,971)
HEI income (loss), net	—	—	745	(291)	—	454
Servicing income, net	—	—	1,416	—	—	1,416
Fee income (loss), net	—	5,247	270	(938)	—	4,579
Other income (loss), net	—	(928)	392	(532)	885	(183)
Realized gains, net	—	—	—	—	(48)	(48)
Total non-interest income (loss), net	28,719	15,732	1,081	(8,502)	2,349	39,379
General and administrative expenses	(7,774)	(9,971)	(1,599)	(23)	(19,340)	(38,707)
Portfolio management costs	—	—	(3,524)	(3,426)	(31)	(6,981)
Loan acquisition costs	(2,395)	(1,804)	—	(156)	—	(4,355)
Other expenses	—	(2,011)	(3,170)	(500)	—	(5,681)
(Provision for) benefit from income taxes	(5,464)	48	(30)	(571)	(336)	(6,353)
Net Income (Loss) (2)	$34,319	$3,492	$10,340	$(22,230)	$(33,625)	$(7,704)
Total Assets	$2,659,250	$393,790	$16,906,766	$2,305,179	$335,781	$22,600,766
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution (Loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)

	Nine Months Ended September 30, 2025
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$116,594	$12,182	$646,834	$79,077	$1,274	$855,961
Interest expense	(61,498)	(6,846)	(585,540)	(95,741)	(49,566)	(799,191)
Net interest income (expense)	55,096	5,336	61,294	(16,664)	(48,292)	56,770
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	9,877	40,596	—	—	—	50,473
Risk management derivatives gains (losses), net (1)	65,389	(1,820)	—	—	—	63,569
Total Mortgage banking activities, net	75,266	38,776	—	—	—	114,042
Investment fair value changes, net, excluding risk management derivatives	—	—	(51,307)	(82,567)	1,300	(132,574)
Risk management derivatives gains (losses), net (1)	—	—	44,190	(8,479)	—	35,711
Total Investment fair value changes, net	—	—	(7,117)	(91,046)	1,300	(96,863)
HEI income (loss), net	—	—	926	(3,205)	—	(2,279)
Servicing income, net	—	—	6,431	—	—	6,431
Fee income (loss), net	—	11,109	823	(2,793)	—	9,139
Other income (loss), net	—	1,468	1,156	(532)	(373)	1,719
Realized gains, net	—	—	1,207	—	(48)	1,159
Total non-interest income (loss), net	75,266	51,353	3,426	(97,576)	879	33,348
General and administrative expenses	(21,325)	(30,786)	(4,477)	(95)	(56,478)	(113,161)
Portfolio management costs	—	—	(8,178)	(15,291)	(31)	(23,500)
Loan acquisition costs	(4,733)	(7,816)	—	(155)	—	(12,704)
Other expenses	—	(6,416)	(6,709)	(500)	—	(13,625)
(Provision for) benefit from income taxes	(22,015)	975	1,841	1,964	58	(17,177)
Net Income (Loss) (2)	$82,289	$12,646	$47,197	$(128,317)	$(103,864)	$(90,049)
Total Assets	$2,659,250	$393,790	$16,906,766	$2,305,179	$335,781	$22,600,766
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)

	Three Months Ended September 30, 2024
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$26,318	$4,868	$177,136	$39,921	$400	$248,643
Interest expense	(16,770)	(3,099)	(150,238)	(38,445)	(14,593)	(223,145)
Net interest income (expense)	9,548	1,769	26,898	1,476	(14,193)	25,498
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	(7,336)	12,303	—	—	—	4,967
Risk management derivatives gains, net (1)	34,051	551	—	—	—	34,602
Total Mortgage banking activities, net	26,715	12,854	—	—	—	39,569
Investment fair value changes, net, excluding risk management derivatives	—	—	(9,127)	6,312	(236)	(3,051)
Risk management derivatives (losses), net (1)	—	—	—	(9,151)	—	(9,151)
Total Investment fair value changes, net	—	—	(9,127)	(2,839)	(236)	(12,202)
HEI income, net	—	—	32	10,695	—	10,727
Servicing income, net	—	—	251	—	—	251
Fee income, net	—	5,434	64	(865)	155	4,788
Other income (loss), net	—	—	932	—	(52)	880
Realized gains, net	—	—	211	—	—	211
Total non-interest income (loss), net	26,715	18,288	(7,637)	6,991	(133)	44,224
General and administrative expenses	(5,240)	(9,306)	(1,861)	—	(19,601)	(36,008)
Portfolio management costs	—	—	(1,550)	(4,791)	(15)	(6,356)
Loan acquisition costs	(1,291)	(1,885)	—	—	—	(3,176)
Other expenses	—	(2,202)	(26)	—	—	(2,228)
(Provision for) Benefit from income taxes	(6,977)	(981)	606	—	224	(7,128)
Net Income (Loss) (2)	$22,755	$5,683	$16,430	$3,676	$(33,718)	$14,826
Total Assets	$1,543,380	$357,432	$12,815,147	$3,337,646	$373,821	$18,427,426
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 4. Segment Information - (continued)

	Nine Months Ended September 30, 2024
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$61,728	$15,647	$471,952	$126,744	$2,729	$678,800
Interest expense	(34,958)	(11,480)	(397,286)	(117,131)	(42,944)	(603,799)
Net interest income (expense)	26,770	4,167	74,666	9,613	(40,215)	75,001
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	15,666	29,569	—	—	—	45,235
Risk management derivatives gains, net (1)	25,121	2,693	—	—	—	27,814
Total Mortgage banking activities, net	40,787	32,262	—	—	—	73,049
Investment fair value changes, net, excluding risk management derivatives	—	—	33,478	(21,967)	(1,037)	10,474
Risk management derivatives (losses) gains, net (1)	—	—	(1,967)	2,226	—	259
Total Investment fair value changes, net	—	—	31,511	(19,741)	(1,037)	10,733
HEI income, net	—	—	32	35,664	—	35,696
Servicing income, net	—	—	8,025	—	—	8,025
Fee income, net	—	7,233	797	(733)	155	7,452
Other income (loss), net	—	—	2,139	—	(997)	1,142
Realized gains, net	—	—	525	—	95	620
Total non-interest income (loss), net	40,787	39,495	43,029	15,190	(1,784)	136,717
General and administrative expenses	(14,986)	(30,407)	(6,024)	(53)	(52,391)	(103,861)
Portfolio management costs	—	—	(3,760)	(11,017)	(40)	(14,817)
Loan acquisition costs	(2,843)	(5,982)	(14)	(238)	—	(9,077)
Other expenses	—	(7,210)	(3,556)	—	—	(10,766)
(Provision for) Benefit from income taxes	(10,031)	706	(3,454)	—	204	(12,575)
Net Income (Loss) (2)	$39,697	$769	$100,887	$13,495	$(94,226)	$60,622
Total Assets	$1,543,380	$357,432	$12,815,147	$3,337,646	$373,821	$18,427,426
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 5. Mortgage Banking Activities, Net
Mortgage banking activities, net includes changes in fair value of loans held-for-sale, loan purchase commitments, interest rate lock commitments and related risk management derivatives held in our Sequoia Mortgage Banking and CoreVest Mortgage Banking segments. The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$54,872	$20,959	$100,566	$31,410
Trading securities (2)	(24,382)	(28,630)	(92,354)	(17,508)
Risk management derivatives (3)	(2,426)	34,051	65,389	25,121
Other income, net (4)	655	335	1,665	1,764
Total Sequoia mortgage banking activities, net	28,719	26,715	75,266	40,787

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value (1)	3,291	6,061	14,781	11,833
Residential investor bridge loans, at fair value	1,030	694	5,635	2,748
Risk management derivatives (3)	18	551	(1,820)	2,692
Other income, net (4) (5)	7,074	5,548	20,180	14,989
Total CoreVest mortgage banking activities, net	11,413	12,854	38,776	32,262
Mortgage Banking Activities, Net	$40,132	$39,569	$114,042	$73,049
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
September 30, 2025
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
Determination of Fair Value
Included in Note 6 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At September 30, 2025, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2025 and December 31, 2024, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2025	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$16,783,281	$—	$—	$16,783,281
Residential investor loans	3,755,761	—	—	3,755,761
Consolidated Agency multifamily loans	—	—	—	—
HEI	326,223	—	—	326,223
Real estate securities:
Trading	134,546	—	—	134,546
AFS	284,372	—	—	284,372
Servicing investments	282,256	—	—	282,256
Strategic investments	6,460	—	—	6,460
Derivative assets	97,948	28,156	35,352	34,440
Total Assets	$21,670,847	$28,156	$35,352	$21,607,339

Liabilities
ABS issued	$16,610,081	$—	$—	$16,610,081
Derivative liabilities	57,047	48,830	—	8,217
Non-controlling interest	78,099	—	—	78,099
Total Liabilities	$16,745,227	$48,830	$—	$16,696,397

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2025.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	HEI	Real Estate Trading Securities	Real Estate AFS Securities	Servicing Investments	Strategic Investments	Derivatives, net (1)
(In Thousands)
Beginning balance - December 31, 2024	$11,077,823	$4,587,090	$424,597	$589,785	$193,749	$211,474	$297,683	$3,460	$5,323
Acquisitions	9,186,044	43,804	—	—	46,475	182,850	—	—	—
Originations	—	1,419,506	—	8,986	—	—	—	—	—
Sales	(2,090,189)	(1,620,187)	—	(262,447)	(31,839)	(102,378)	—	—	—
Transfer to fair value option	—	—	—	—	—	—	—	1,150	—
Principal paydowns	(1,703,261)	(1,059,564)	(430,230)	(26,796)	(447)	(15,309)	(8,067)	—	—
Consolidation of securitized bridge loans (2)	—	475,326	—	—	—	—	—	—	—
Gains (losses) in net income, net	317,296	(39,391)	5,633	16,521	(73,392)	4,468	(7,361)	1,850	80,763
Unrealized gains in OCI, net	—	—	—	—	—	3,267	—	—	—
Other settlements, net (3)	(4,432)	(50,823)	—	174	—	—	—	—	(59,863)
Ending balance - September 30, 2025	$16,783,281	$3,755,761	$—	$326,223	$134,546	$284,372	$282,255	$6,460	$26,223
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (4)	$278,972	$1,569	$—	$17,269	$(56,323)	$6,322	$(6,247)	$1,850	$26,223

	Liabilities
	ABS Issued	Non-controlling interest
(In Thousands)
Beginning balance - December 31, 2024	$12,879,530	$99,510
Acquisitions	6,046,604	—
Sales	—	(46,086)
Principal paydowns	(2,661,532)	9,707
Gains (losses) in net income (loss), net	345,479	15,955
Other settlements, net	—	(987)
Ending balance - September 30, 2025	$16,610,081	$78,099
Change in unrealized gains or (losses) for the period included in earnings for liabilities held at the end of the reporting period (4)	$813,558	$1,577
(1)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(2)In the fourth quarter of 2024, we completed our first CAFL securitization sponsored by one of our joint ventures that we consolidate under GAAP as we are the primary beneficiary. During the nine months ended September 30, 2025, we transferred $136 million of residential investor bridge loans to the joint venture under the replenishment feature of this securitization. During the nine months ended September 30, 2025, we completed our second CAFL securitization sponsored by one of our joint ventures that we consolidate under GAAP as we are the primary beneficiary, and transferred $339 million of residential investor bridge loans to the joint venture related to this securitization. For additional information on our principles of consolidation, see Note 16 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of the 2025 Quarterly Report on Form 10-Q.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Footnotes to 6.2 Continued
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
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value at September 30, 2025.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$16,783,281	Senior credit spread to TBA price (3)	$0.88	-	$1.50		$0.98
		Senior credit spread to Swap rate (3)	185	-	275	bps	234	bps
		Subordinate credit spread to Swap rate	190	-	675	bps	287	bps
		Senior credit support (3)	7	-	7%		7%
		IO discount rate (3)	22	-	25%		24%
		Liability price	$21	-	$105		$98
Residential investor loans:
Residential investor term loans (4)	2,300,565	Whole loan spread (3)	230	-	230	bps	230	bps
		Liability price	$92	-	$102		$95
Residential investor bridge loans (4)	1,455,196	Whole loan discount rate	7	-	13%		9%
		Liability Price	$96	-	$158		$102
		Dollar price of loans	$35	-	$100		$66
HEI	326,223	Discount rate	9	-	9%		9%
		Prepayment rate (Annual CPR)	7	-	15%		15%
		Home price appreciation (depreciation)	4	-	4%		4%
		Liability price (4)	$150	-	$150		$150
Real estate securities - trading and AFS securities	418,918	Discount rate	3	-	30%		8%
		Prepayment rate (Annual CPR)	—	-	32%		6%
		Default rate	—	-	76%		49%
		Loss severity	—	-	50%		19%
Servicing investments	282,256	Prepayment rate (Annual CPR)	2	-	30%		11%
		Prepayment yield (Annual CPY)	50	-	100%		74%
		Discount rate	8	-	19%		13%
Derivative assets, net (5)	26,223	Senior credit spread to TBA price (3)	$0.88	-	$2.38		$1.23
		Senior credit spread to Swap rate (3)	185	-	275	bps	217	bps
		Subordinate credit spread to Swap rate	190	-	735	bps	294	bps
		Senior credit support (3)	5	-	7%		6%
		IO discount rate (3)	12	-	25%		20%
		Pull-through rate	98	-	98%		98%
Strategic investments	6,460	Transaction Price	$200	-	$3,000		$807
Total Assets	$21,599,122

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)

September 30, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average (2)
Liabilities
ABS issued (4)	$16,610,081	Discount rate	—	-	20%	1%
		Prepayment rate (annual CPR)	—	-	47%	7%
		Default rate	—	-	10%	—%
		Loss severity	—	-	50%	4%
Non-controlling interests (6)	78,099	Discount rate	12	-	15%	14%
Total Liabilities	$16,688,180
(1)The predominant valuation technique used to determine our Level 3 fair value assets and liabilities is based on the discounted cash flow model.
(2)The weighted average input values for all loan types are based on unpaid principal balance ("UPB"). The weighted average input values for all other assets and liabilities are based on relative fair value.
(3)Values represent pricing inputs used in a securitization pricing model. Credit spreads represent spreads to applicable swap rates unless specified otherwise.
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for Collateralized Financing Entities ("CFE"). At September 30, 2025, the fair value of securities we owned at the consolidated Sequoia, CAFL Term, and Freddie Mac SLST was $650 million, $333 million, and $254 million, respectively. At September 30, 2025, the fair value of our securities in the three CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entities was $40 million and $25 million, respectively.
(5)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(6)Of the total $102 million payable to non-controlling interests, $78 million is measured at fair value on a recurring basis.
The following table summarizes the estimated fair values of assets and liabilities that are not measured at fair value at September 30, 2025 and December 31, 2024.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		September 30, 2025		December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Residential investor loans held-for-sale (1)	3	$101,836	$101,836	$—	$—
Cash and cash equivalents	1	226,321	226,321	245,165	245,165
Restricted cash	1	103,868	103,868	67,762	67,762

Liabilities
Debt obligation facilities and other financing	2	$3,576,657	$3,577,448	$2,818,292	$2,819,393
ABS issued, net	3	214,938	216,104	390,674	392,344
Convertible notes, net	1	415,999	422,266	365,739	365,455
Trust preferred securities and subordinated notes, net	3	138,894	83,700	138,860	93,465
Senior Notes	1	225,111	227,477	139,989	146,716
Guarantee obligations (2)	3	1,660	2,691	2,806	3,204
(1)Residential investor loans reported at lower of cost or market for which the carrying value approximates fair value at September 30, 2025.
(2)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance.
During the three and nine months ended September 30, 2025, we elected the fair value option for $25 million and $46 million of securities, $3.85 billion and $9.16 billion (principal balance) of residential consumer loans, and $487 million and $1.38 billion (principal balance) of residential investor loans. Additionally, during the three and nine months ended September 30, 2025, we elected the fair value option for $3 million and $9 million of newly originated HEI.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Nonrecurring Fair Values
We measure the fair value of certain assets and liabilities on a nonrecurring basis when events or changes in circumstances indicate that the carrying value may be impaired. Adjustments to fair value generally result from the write-down of asset values due to impairment. REO in Other Assets and Liabilities are classified as Level 3 in the fair value hierarchy based upon fair value determinations using appraisals, broker price opinions, comparable properties or other indications of value, net of expected sales costs.
Refer to Note 15 for further information on our REO.
Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans and hold a retained portion for investment.
The following table summarizes the classifications and fair values of the securitized and unsecuritized residential consumer loans owned at September 30, 2025 and December 31, 2024.
Table 7.1 – Classifications and Fair Values of Residential Consumer Loans

September 30, 2025	Unsecuritized Jumbo Loans	Securitized Jumbo Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$2,455,559	$—	$1,248,236	$3,703,795
Held-for-investment at fair value	—	13,079,486	—	13,079,486
Total Residential Consumer Loans	$2,455,559	$13,079,486	$1,248,236	$16,783,281

December 31, 2024	Unsecuritized Jumbo Loans	Securitized Jumbo Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$1,013,547	$—	$—	$1,013,547
Held-for-investment at fair value	—	8,819,554	1,244,722	10,064,276
Total Residential Consumer Loans	$1,013,547	$8,819,554	$1,244,722	$11,077,823
At September 30, 2025, we owned mortgage servicing rights associated with $2.4 billion (principal balance) of residential consumer loans that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans. Refer to Note 16 for further information on our consolidated VIEs.
At September 30, 2025, we had $4.0 billion in commitments to fund residential consumer loans. See Note 13 for additional information on these commitments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at September 30, 2025 and December 31, 2024.
Table 7.2 – Characteristics of Residential Consumer Loans Held-for-Sale

September 30, 2025	Unsecuritized Jumbo Loans	Securitized Re-Performing Loans (1)
(Dollars in Thousands)
UPB	$2,394,909	$1,447,610
Fair value of loans	$2,455,559	$1,248,236
Market value of loans pledged as collateral under short-term borrowing agreements	$2,437,510	N/A
Weighted average coupon	6.84%	4.49%

Delinquency information
UPB of loans with 90+ day delinquencies	$439	$97,615
Average 90+ days delinquent balance (UPB)	439	167
UPB of loans in foreclosure	—	34,709
Average foreclosure balance (UPB)	—	187

December 31, 2024	Unsecuritized Jumbo Loans
(Dollars in Thousands)
UPB	$1,000,663
Fair value of loans	$1,013,547
Market value of loans pledged as collateral under short-term borrowing agreements	$1,005,926
Weighted average coupon	6.56%

Delinquency information
UPB of loans with 90+ day delinquencies	$—
Average UPB of 90+ days delinquent loans	—
UPB of loans in foreclosure	—
Average foreclosure balance (UPB)	—
(1)See Note 24 for further discussion.
During the three and nine months ended September 30, 2025 and 2024, mortgage banking activities, net were $29 million and $27 million and $75 million and $41 million, respectively, and included changes in fair value of residential consumer loans held-for-sale, loan purchase commitments, and related risk management derivatives in our Sequoia Mortgage Banking segment. See Note 5 for additional information.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
The following table provides the activity of residential consumer loans held-for-sale ("HFS") during the three and nine months ended September 30, 2025 and 2024.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Principal balance of loans acquired	$3,845,429	$1,999,621	$9,158,820	$4,873,608
Principal balance of loans sold	861,850	39,497	2,123,601	246,641
Principal balance of loans transferred from HFS to HFI	1,878,024	1,528,163	5,551,389	4,140,150
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Securitized Jumbo and Securitized Re-Performing Loans securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. During the nine months ended September 30, 2025 we transferred our Securitized Re-Performing Loans to Held-for-Sale. The following tables summarize the characteristics of the securitized residential consumer loans held-for-investment at September 30, 2025 and December 31, 2024.
Table 7.4 – Characteristics of Residential Consumer Loans Held-for-Investment

September 30, 2025	Securitized Jumbo Loans
(Dollars in Thousands)
UPB	$13,351,590
Average loan balance (UPB)	$899
Fair value of loans (1)	$13,079,486
Weighted average coupon	5.67%

Delinquency information
UPB of loans with 90+ day delinquencies (2)	$41,396
Average 90+ days delinquent balance (UPB)	753
UPB of loans in foreclosure	12,132
Average foreclosure balance (UPB)	607

December 31, 2024	Securitized Jumbo Loans	Securitized Re-Performing Loans
(Dollars in Thousands)
UPB	$9,350,286	$1,514,432
Average loan balance (UPB)	$842	$155
Fair value of loans (1)	$8,819,554	$1,244,722
Weighted average coupon	5.35%	4.49%

Delinquency information
UPB of loans with 90+ day delinquencies (2)	$19,480	$106,910
Average 90+ days delinquent balance (UPB)	$573	$172
UPB of loans in foreclosure	$10,493	$41,913
Average foreclosure balance (UPB)	$552	$185

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
(1)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for CFEs, and are recorded in Investment fair value changes, net on our consolidated statements of income (loss).
(2)For loans held at consolidated entities, the number and UPB of loans 90+ days delinquent includes loans in foreclosure.
The following table provides the activity of securitized jumbo residential consumer loans held-for-investment during the three and nine months ended September 30, 2025 and 2024.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Principal value of loans transferred from HFS to HFI (1)	$1,878,024	$1,528,163	$5,551,389	$4,140,150
Net market valuation gains (losses) recorded	102,295	256,034	236,432	152,635
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with jumbo securitization

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans. The following table summarizes the classifications and fair values of the securitized and unsecuritized residential investor loans at September 30, 2025 and December 31, 2024.
Table 8.1 – Classifications and Fair Values of Residential Investor Loans

September 30, 2025	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$157,339	$—	$625,932	$—	$783,271
Held-for-investment at fair value	—	2,143,226	—	931,100	3,074,326
Total Residential Investor Loans	$157,339	$2,143,226	$625,932	$931,100	$3,857,597

December 31, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value	$158,637	$—	$78,587	$—	$237,224
Held-for-investment at fair value	—	2,485,069	1,041,694	823,103	4,349,866
Total Residential Investor Loans	$158,637	$2,485,069	$1,120,281	$823,103	$4,587,090
(1)At September 30, 2025, Residential investor bridge loans held-for-sale include $101 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
Nearly all of the outstanding residential investor term loans at September 30, 2025 were first-lien, fixed-rate loans with original maturities of 5 to 30 years.
The outstanding residential investor bridge loans held-for-investment at September 30, 2025 were first-lien, interest-only loans with original maturities of 8 to 36 months and were comprised of 37% one-month SOFR-indexed adjustable-rate loans, and 63% fixed-rate loans.
At September 30, 2025, $626 million of our residential investor unsecuritized bridge loans were classified as HFS in connection with our planned disposition strategy for non-core assets or are loans that we intend to sell through securitizations or whole loan sales.
During the third quarter of 2025, as part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we transferred a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust. These transfers met the criteria to be accounted for as sales for financial reporting purposes, in accordance with GAAP. We determined that the Legacy Trust is a variable-interest entity ("VIE") but that Redwood is not the primary beneficiary, as we do not have the power to direct the activities that most significantly affect the Legacy Trust’s economic performance. Accordingly, the Legacy Trust is not consolidated in our financial statements. In connection with this transfer, we recognized a negative $6 million investment fair value change within our Consolidated Statements of (Loss) Income, reflecting adjustments associated with completing the transaction. As part of the transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an AFS real estate security on our Consolidated balance sheet, as well as a funding commitment to provide capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. See Notes 9 and 19 for further discussion on the beneficial interest and the funding commitment, respectively.
The change in fair value of residential investor loans from December 31, 2024 to September 30, 2025 reflects both realized and anticipated changes in portfolio performance and composition. The overall decline in fair value was primarily attributable to the unsecuritized residential investor bridge loan portfolio, which decreased to $626 million at September 30, 2025 from $1.1 billion at December 31, 2024. This decline was primarily driven by the sale transaction to the Legacy Trust and other resolutions in the third quarter of 2025. During the nine month period ended September 30, 2025, losses also reflected adverse market developments and the acceleration of resolution activity and further anticipated near-term resolutions on these loans, as well as changes in the underlying performance on certain of these loans, particularly those of the 2021 and 2022 vintage.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Fair value changes also reflect the impact of loan modifications during the period, particularly rate changes and interest deferrals, which may have resulted in downward adjustments to loan valuations. These modifications were predominantly related to bridge loans with underlying project delays, borrower financial stress, or market-driven refinancing challenges. The fair value impact of such modifications is incorporated into the Company’s valuation models and contributed to the overall movement in loan values during the period.
At September 30, 2025, we had $261 million in commitments to fund additional advances on existing residential investor bridge loans, of which $84 million related to loans currently in securitizations co-sponsored by one of our joint ventures. See Note 19 for additional information on these commitments. During the three and nine months ended September 30, 2025, we sold $114 million and $416 million of residential investor bridge loans, net of $6 million and $38 million of construction draws to one of our joint ventures, respectively. See Note 12 for additional information on these joint ventures.
During the three and nine months ended September 30, 2025 and 2024, income from mortgage banking activities, net were $11 million and $39 million, and $13 million and $32 million, respectively, and included changes in fair value of residential investor loans held-for-sale, interest rate lock commitments, and related risk management derivatives in our CoreVest Mortgage Banking segment. See Note 5 for additional information. During the three and nine months ended September 30, 2025, Fee income, net was $5 million and $9 million, respectively, and primarily included portfolio administration fees earned on term and bridge loans.
The following table provides the activity of unsecuritized residential investor loans during the three and nine months ended September 30, 2025 and 2024.
Table 8.2 – Activity of Unsecuritized Residential Investor Loans

	Three Months Ended September 30,
	2025		2024
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$228,298	$258,594	$158,584	$286,833
Principal balance of loans acquired (1)	530	80,223	3,145	—
Principal balance of loans sold to third parties (2)	228,741	625,196	206,380	67,655
Transfer of loans between portfolios (3)	—	38,179	—	(62,386)

	Nine Months Ended September 30,
	2025		2024
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$645,061	$666,494	$493,212	$714,977
Principal balance of loans acquired (1)	43,567	105,456	3,793	15,677
Principal balance of loans sold to third parties (2)	661,951	1,007,770	464,836	277,170
Transfer of loans between portfolios (3)	—	63,554	—	(250,319)
(1)For the three and nine months ended September 30, 2025 and 2024, balance reflects loans acquired from a loan origination partner, with whom we have a strategic investment, and loan repurchases. See Note 12 for further information.
(2)For the three and nine months ended September 30, 2025 and 2024 the principal balance of loans sold to third parties is net of $6 million and $13 million, and $38 million and $34 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Securitized Residential Investor Loans Held-for-Investment
We invest in securities issued by securitizations sponsored by CoreVest and consolidate the underlying residential investor term loans and bridge loans owned by these entities. For loans held at our consolidated securitization entities, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of income (loss). We did not elect to account for some of our Bridge securitizations under the CFE guidelines, but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of income. See further discussion in Note 16.
Residential Investor Loan Characteristics
The following table provides the activity of securitized residential investor loans held-for-investment during the three and nine months ended September 30, 2025 and 2024.
Table 8.3 – Activity of Securitized Residential Investor Loans Held-for-Investment

	Three Months Ended September 30,
	2025		2024
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded	$20,614	$6,384	$78,275	$1,623
Fair value of loans transferred to HFI	—	38,179	—	62,386

	Nine Months Ended September 30,
	2025		2024
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded	$34,667	$(1,901)	$89,388	$443
Fair value of loans transferred to HFI	—	164,792	—	250,319
The following tables summarize the characteristics of securitized and unsecuritized residential investor loans at September 30, 2025 and December 31, 2024.
Table 8.4 – Characteristics of Residential Investor Loans

September 30, 2025	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$163,683	$2,251,096	$665,040	$917,991
Average UPB of loans	1,129	3,063	1,945	1,237
Fair value of loans	157,339	2,143,226	625,932	931,100
Weighted average coupon	6.94%	5.28%	8.93%	9.41%
Weighted average remaining loan term (years)	13	4	1	1
Market value of loans pledged as collateral under debt facilities	$86,413	N/A	$400,527	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$53,756	$171,284	$198,858	$26,938
Average UPB of 90+ days delinquent loans (2)	5,973	4,078	11,048	1,418
Fair value of loans with 90+ day delinquencies (2)	44,491	N/A	159,437	N/A
Unpaid principal balance of loans in foreclosure (3)	—	37,206	22,838	19,803
Average UPB of loans in foreclosure (3)	—	5,315	22,838	1,238
Fair value of loans in foreclosure (3)	—	N/A	17,128	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The following table presents the UPB of residential investor loans recorded on our consolidated balance sheets at September 30, 2025 by collateral/strategy type.
Table 8.5 – Residential Investor Loans Collateral/Strategy Type

September 30, 2025	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$106,597	$1,751,988	$—	$—
Multifamily	57,086	499,108	—	—
Bridge
Renovate / Build for Rent ("BFR") (1)	—	—	196,810	316,490
Single Asset Bridge ("SAB") (2)	—	—	61,259	488,545
Multifamily (3)	—	—	300,100	111,901
Third-Party Originated	—	—	106,871	1,055
Total Residential Investor Loans	$163,683	$2,251,096	$665,040	$917,991
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Loan Modifications
For the three months ended September 30, 2025, consistent with our strategic transition from non-core legacy assets, we have adopted a more accelerated approach to resolving modified and legacy loans, accelerating the wind-down of underperforming or non-core legacy assets to proactively reduce long-term exposure. This includes pursuing loan and REO sales, executing structured exits, and, where necessary, accelerating foreclosure or liquidation processes on assets with limited workout potential.
We utilize a rigorous and consistently implemented fair value process when evaluating these loans, which involves management’s review of updated appraisals, collateral performance, sales cost estimates, and independent market data when available. This approach, conducted in accordance with GAAP, is designed to ensure that valuations reflect current conditions and project-specific risks. The actual amounts ultimately recovered—whether through foreclosure, collateral sale, or alternative resolutions, such as discounted payoffs or loan sales—may differ significantly from our estimates and could materially affect future earnings. In exchange for a modification, we may receive a partial repayment of principal, a short-term accrual of capitalized interest for a portion of interest due, a capital infusion to replenish interest or capital improvement reserves, and/or termination of all or a portion of the remaining unfunded loan commitment.
For the three months ended September 30, 2025 and December 31, 2024, we modified or put into forbearance loans with a total aggregate UPB of $130 million and $353 million, respectively. This balance primarily included modifications involving extensions of loan maturities and/or covenant terms ("Simple Modifications"). An increase in maturity extensions would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a routine asset management outcome for these loans, irrespective of market conditions. Additionally, modifications also include changes to the contractual interest rates (including, in certain cases, deferrals of interest) on loans ("Complex Modifications"). Certain loans may represent subsequent modifications of loans that had been previously modified in a prior reporting period. These further modifications may include adjustments to pay rates, deferred interest (floating-to-fixed conversions), maturity extensions (with forbearance or partial repayments), and changes to interest reserves or project completion milestones.
The following table presents information regarding loan modifications by strategy type for the three months ended September 30, 2025.
Table 8.6 – Loan Modifications Characteristics by Strategy Type

September 30, 2025	Unpaid Principal Balance	Weighted Average Contractual Interest Rate	Weighted Average Deferred Interest Rate	Average Month Length of Maturity Extensions
(Dollars in Thousands)
Simple Modifications (Extensions)	$126,254	N/A	N/A	5
Complex Modifications	3,895	10.73%	4.73%	5
Total Loan Modifications (1)	$130,149
(1)Included in this population are loans that had been previously modified in a prior period with an aggregate unpaid principal balance of $38 million involving previous Simple modifications and $4 million involving previous Complex modifications.
For the three months ended December 31, 2024, loans with an aggregate UPB of $186 million were Simple Modifications and involved the extension of maturities and/or covenant terms. Of this balance, we further modified loans that had been previously modified in a prior period with an aggregate unpaid principal balance of $103 million.
For the three months ended December 31, 2024, loans with an aggregate UPB of $167 million were Complex Modifications and primarily involved adjustments to contractual interest pay rates (including, in certain cases, deferrals of interest). Modifications on these loans maintained a contractual interest rate of approximately 8.64%, of which 5.39% represented deferred interest. Of this population, we further modified loans that had been previously modified in a prior period, with an aggregate unpaid principal balance of $24 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 8. Residential Investor Loans - (continued)
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
The following table presents the characteristics of loans on nonaccrual status by segment and strategy type at September 30, 2025, including the fair value of such loans and the related amounts of non-accrual of contractual coupon and deferred interest.
Table 8.7 – Nonaccrual Loans Characteristics by Segment/Strategy Type

September 30, 2025	Non-Accrual of Contractual Coupon Interest	Non-Accrual of Deferred Interest Only	Total Unpaid Principal Balance	Fair Value
(Dollars in Thousands)
Legacy Investments
Multifamily (1)	$193,759	$104,216	$297,975	$257,895
Renovate / Build for Rent ("BFR") (2)	15,856	24,917	40,773	32,308
Single Asset Bridge ("SAB") (3)	670	—	670	637
Other	6,247	—	6,247	3,679
Redwood Investments
Renovate / Build for Rent ("BFR") (2)	4,817	—	4,817	4,841
Single Asset Bridge ("SAB") (3)	7,787	—	7,787	7,751
Total Non-Accrual Loans	$229,136	$129,133	$358,269	$307,111
(1)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock or to finance new construction of residential properties for rent.
(3)Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
At December 31, 2024, residential investor loans with an aggregate UPB of $343 million and an aggregate fair value of $282 million, respectively, were on non-accrual status. Of this balance, loans with $151 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $192 million aggregate UPB were on non-accrual of deferred interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated jumbo loan securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at September 30, 2025 and December 31, 2024.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	September 30, 2025	December 31, 2024
Trading	$134,546	$193,749
AFS	284,372	211,474
Total Real Estate Securities	$418,918	$405,223
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
AFS Securities
On September 30, 2025, as part of the sale of a $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust, we retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset.
The retained beneficial interest is valued using discounted expected cash flows that incorporate assumptions for principal repayments, credit losses, and market discount rates. We did not record a separate allowance for credit losses at initial recognition because the fair value measurement already reflected expected credit losses; however, we will re-evaluate expected credit losses at each reporting period and record an allowance if updated expectations indicate one is required. See Note 8 for further discussion on this transaction.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following tables present the detail of our AFS securities, by position and collateral type, at September 30, 2025 and December 31, 2024.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

September 30, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$—	$—	$259,915	$259,915
Gross unrealized gains	—	—	29,104	29,104
Gross unrealized losses	—	—	(3,852)	(3,852)
Allowance for credit losses	—	—	(795)	(795)
Total Carrying Value	$—	$—	$284,372	$284,372

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$39,135	$31,250	$121,053	$191,438
Gross unrealized gains	230	668	25,733	26,631
Gross unrealized losses	—	(51)	(5,623)	(5,674)
Allowance for credit losses	—	—	(921)	(921)
Total Carrying Value	$39,365	$31,867	$140,242	$211,474

September 30, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$—	$—	$185,983	$185,983
Sequoia securities	—	—	98,389	98,389
Total Fair Value	$—	$—	$284,372	$284,372

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$39,365	$28,948	$40,191	$108,504
Multifamily securities	—	2,919	8,830	11,749
Sequoia securities	—	—	91,221	91,221
Total Fair Value	$39,365	$31,867	$140,242	$211,474
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. During the three and nine months ended September 30, 2025, we recognized net gains of zero and $1.2 million, respectively, on sales of AFS securities. For the three and nine months ended September 30, 2024 we did not sell any AFS securities. During the three and nine months ended September 30, 2025, we had $2 million and $6 million of net unrealized gains on AFS securities, respectively.
At September 30, 2025, we had zero AFS securities with contractual maturities less than five years, $5 million AFS securities with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at September 30, 2025 and December 31, 2024.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
September 30, 2025	$—	$—	$21,315	$(3,852)
December 31, 2024	30,351	(391)	19,817	(5,283)
At September 30, 2025, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheets included 63 AFS securities, of which 11 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2024, our consolidated balance sheets included 90 AFS securities, of which 20 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer.
Allowance for Credit Losses
Credit impairments on our AFS securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position. At September 30, 2025, our allowance for credit losses related to our AFS securities was $0.8 million.
The following table details the activity related to the allowance for credit losses for AFS securities for the three and nine months ended September 30, 2025 and 2024.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Three Months Ended September 30,
(In Thousands)	2025	2024
Beginning balance allowance for credit losses	$839	$1,339
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—	25
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(44)	(497)
Ending balance of allowance for credit losses	$795	$867

	Nine Months Ended September 30,
(In Thousands)	2025	2024
Beginning balance allowance for credit losses	$921	$2,482
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—	25
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(126)	(1,640)
Ending balance of allowance for credit losses	$795	$867

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 10. Home Equity Investments (HEI)
We have historically invested in HEI contracts acquired from third party originators, however, we ceased new investments in third-party originated HEI contracts and began originating HEI directly in 2023 through our own Aspire HEI platform. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property. In the second quarter of 2025, we began reporting our third-party originated HEI portfolio within the Legacy Investments segment, consistent with how the CODM evaluates financial performance and allocates resources across our reportable segments.
At September 30, 2025 and December 31, 2024, within our Legacy Investments segment, we co-sponsored one and two HEI securitization entities, respectively, that we consolidated in accordance with GAAP, and have elected to account for this securitization under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of income.
During the three months ended September 30, 2025, we called one of our HEI securitization entities and paid off the related outstanding ABS issued. Subsequent to the call of this securitization, we sold previously securitized and unsecuritized third-party originated HEI from our Legacy Investments segment totaling $262 million to a third party.
The following table presents our HEI at September 30, 2025 and December 31, 2024.
Table 10.1 – Home Equity Investments

(In Thousands)	September 30, 2025	December 31, 2024
Unsecuritized HEI	$134,156	$257,315
HEI held at consolidated HEI securitization entities	192,067	332,470
Total Home Equity Investments at fair value (1)	$326,223	$589,785
(1)As of September 30, 2025, balance includes $315 million of third-party originated HEI included in our Legacy Investments segment.
The following table details our HEI activity during the three and nine months ended September 30, 2025 and 2024. Changes in the value of HEI during the nine months ended September 30, 2025 are driven by incremental fair value adjustments, reflecting the sales on HEI held in our Legacy Investments segment during the third quarter of 2025.
Table 10.2 – Activity of HEI

	Three Months Ended September 30,
	2025		2024
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$2,926	$—	$460	$—
Fair value of HEI transferred	148,963	(148,963)	—	—
Fair value of HEI sold to third party	262,447	—	—	—
Net market valuation gains recorded	198	2,960	5,812	19,408

	Nine Months Ended September 30,
	2025		2024
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$8,986	$—	$1,066	$—
Fair value of HEI transferred	148,963	(148,963)	—	—
Fair value of HEI sold to third party	262,447	—	—	—
Net market valuation (losses) gains recorded	(6,972)	23,493	23,618	51,861

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following table provides the components of HEI income, net for the three and nine months ended September 30, 2025 and 2024.
Table 10.3 – Components of HEI Income, net

	Three Months Ended September 30,
(In Thousands)	2025	2024
Net market valuation gains recorded on Unsecuritized HEI	$198	$5,812
Net market valuation gains recorded on Securitized HEI	2,960	19,407
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(2,596)	(5,964)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(231)	(8,604)
Other	123	$76
Total HEI (loss) income, net	$454	$10,727

	Nine Months Ended September 30,
(In Thousands)	2025	2024
Net market valuation (losses) gains recorded on Unsecuritized HEI	$(6,972)	$23,618
Net market valuation gains recorded on Securitized HEI	23,493	51,859
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(11,627)	(18,845)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(7,573)	(21,111)
Other	400	175
Total HEI (loss) income, net	$(2,279)	$35,696
(1)Amount includes interest expense associated with ABS issued, which totaled $3 million and $9 million, for both the three and nine months ended September 30, 2025 and 2024, respectively.
Note 11. Servicing Investments
Servicing Investments at September 30, 2025 and December 31, 2024 are summarized in the following table.
Table 11.1 – Components of Servicing Investments

(In Thousands)	September 30, 2025	December 31, 2024
Servicer advance investments, at fair value	$221,656	$233,820
Excess MSRs, at fair value	30,044	32,274
MSRs, at fair value	30,556	31,589
Total Servicing Investments	$282,256	$297,683
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
For the three months ended September 30, 2025 and 2024, income from Servicing investments included Other interest income of $7 million and $8 million, respectively, Investment fair value changes, net of negative $1 million and $4 million, respectively, and Servicing income, net of $1 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, income from Servicing investments included Other interest income of $21 million and $24 million, respectively, Investment fair value changes, net of negative $6 million and positive $4 million, respectively, and Servicing income, net of $6 million and $8 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 12. Strategic Investments
Strategic Investments at September 30, 2025 and December 31, 2024 are summarized in the following table.
Table 12.1 – Components of Strategic Investments

(In Thousands)	September 30, 2025	December 31, 2024
Strategic investments, equity method	$43,580	$48,767
Strategic investments, measurement alternative	25,756	25,896
Strategic investments, at fair value	6,460	3,460
Other investments	6,697	—
Total Strategic Investments	$82,493	$78,123
Income from Strategic Investments for the three and nine months ended September 30, 2025 and 2024 are summarized in the following tables.
Table 12.2 – Components of Income From Strategic Investments, net

	Three Months Ended September 30,
(In Thousands)	2025	2024
Other (loss) income, net (1)	$(1,172)	$(52)
Investment fair value changes, net (2)	1,512	(236)
Total Strategic Investments Income, Net	$340	$(288)

	Nine Months Ended September 30,
(In Thousands)	2025	2024
Other income (loss), net (1)	$(203)	$(997)
Investment fair value changes, net (2)	1,300	(1,036)
Total Strategic Investments Income, Net	$1,097	$(2,033)
(1)Represents net equity method earnings from our Strategic investments that are accounted for under the equity method.
(2)Includes Investment fair value changes related to our Strategic investments that are accounted for under the measurement alternative for equity securities without readily determinable fair values. For the three and nine months ended September 30, 2025, includes Investment fair value earnings of $0.3 million and $1 million, respectively, under the measurement alternative. For the three and nine months ended September 30, 2024, we recognized net equity method losses of $0.2 million and $1 million, respectively, under the measurement alternative.
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
Joint Ventures
We have established joint ventures with institutional investment managers to invest in residential investor bridge loans and term loans originated by our CoreVest subsidiary and directly by us. As of September 30, 2025, the carrying values of our investments in these joint ventures were $1 million and $8 million, respectively. We account for these investments under the equity method of accounting, reflecting our approximately 20% non-controlling interests and our ability to exert significant influence over the operations of the joint ventures. The carrying values are adjusted quarterly to reflect our share of earnings or losses, dividends received, or returns of capital. For the three and nine months ended September 30, 2025, we recognized net equity method earnings of $0.1 million and $0.1 million, respectively, for one joint venture, and net equity method losses of $1 million and net equity method earnings of $1 million, respectively, for the other. These amounts are recorded within “Other income, net” in our Consolidated Statements of Income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 12. Strategic Investments - (continued)
In connection with one of these joint ventures, we entered into a promissory note receivable with a taxable subsidiary of the joint venture entity. The note provides for a total revolving credit facility of up to $150 million, with interest accruing at one-month SOFR plus a spread. Interest payments are due quarterly and may be paid in cash or capitalized as payment-in-kind ("PIK") interest. The note receivable matures on June 1, 2031 with two optional one-year extensions available at the joint venture's election, and can be prepaid at any time without penalty. At September 30, 2025, the outstanding balance on this note receivable was $7 million and is included in Other Investments in Table 12.1 above. For the three and nine-month periods ended September 30, 2025, we recognized $0.2 million and $0.2 million, respectively, in interest on this note.
In the first quarter of 2025, we made a minority equity investment in a newly-formed mortgage loan origination company focused on originating construction loans for builders of single-family homes. These loans generally carry final maturity dates of 12-24 months and finance in a first lien position either (i) the acquisition and development of land by the homebuilder while it prepares the real estate for vertical construction, or (ii) the vertical construction of the homes themselves, primarily for sale to owner occupants. In connection with our investment, this mortgage loan origination company committed to sell loans it originates to Redwood and future capital partners. At September 30, 2025, the carrying value of our investment in this company was $3 million. We account for our investment under the equity method of accounting as we currently have a minority non-controlling interest equal to 35% in this company, which may subsequently go up or down depending upon the company's ability to meet pre-determined financial targets. We are deemed to be able to exert significant influence over the affairs of this company. We adjust the carrying value of our equity method investment for our share of earnings or losses, dividends or return of capital on a quarterly basis. As this company is continuing to ramp up operations, we did not recognize any net equity method earnings for both the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, we acquired $80 million and $105 million, respectively, of residential construction loans from this company. These loans are recorded in Residential investor loans on our Consolidated balance sheets.
See Note 8 for further information on residential bridge loans sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 13. Derivative Financial Instruments
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. We account for our derivative contracts, including loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") qualifying as derivatives under GAAP, at fair value. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2025, we assessed this risk as remote and did not record an associated specific valuation adjustment. At September 30, 2025, we were in compliance with our derivative counterparty ISDA agreements.
The following table presents the fair value and notional amount of our derivatives at September 30, 2025 and December 31, 2024.
Table 13.1 – Fair Value and Notional Amount of Derivatives

	September 30, 2025		December 31, 2024
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
TBAs	$25,583	$4,545,000	$—	$—
Interest rate futures	2,573	589,500	16,446	712,500
Swaptions	35,352	6,400,000	23,738	8,245,000
Assets - Other Derivatives
LPCs and IRLCs	34,440	2,761,105	5,819	919,888
Total Assets (1)	$97,948	$14,295,605	$46,003	$9,877,388

Liabilities - Risk Management Derivatives
TBAs	$(27,722)	$6,365,000	$(16,249)	$1,350,000
Interest rate futures	(21,108)	3,585,700	(6,915)	830,500
Liabilities - Other Derivatives
LPCs	(8,217)	1,271,788	(496)	157,985
Total Liabilities (1)	$(57,047)	$11,222,488	$(23,660)	$2,338,485
Total Derivatives, Net (1)	$40,901	$25,518,093	$22,343	$12,215,873
(1)For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
The following table presents the market valuation gains and losses on our derivatives for the three and nine months ended September 30, 2025 and 2024.
Table 13.2 – Market Valuation Gains (Losses) on Derivatives, net

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
(In Thousands)
Risk Management Derivatives (1)	$(4,341)	$27,419
LPCs and IRLCs (2)	41,990	9,801
Market Valuation Gains (Losses) on Derivatives, net	$37,649	$37,220

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(In Thousands)
Risk Management Derivatives (1)	$99,251	$27,556
LPCs and IRLCs (2)	81,879	11,331
Market Valuation Gains on Derivatives, net	$181,130	$38,887
(1)Market valuation (losses) gains on risk management derivatives used to manage the mark-to-market risks associated with our Mortgage Banking operations are recorded in Mortgage banking activities, net and market valuation gains (losses) on all other derivatives are recorded in Investment fair value changes, net on our consolidated statements of income.
(2)Market valuation gains on LPCs and IRLCs are recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $61 million and $64 million at September 30, 2025 and December 31, 2024, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three and nine months ended September 30, 2025 and 2024, we reclassified $1 million and $3 million, respectively, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of September 30, 2025, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at September 30, 2025 and December 31, 2024.
Table 14.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2025 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Swaptions	$35,352	$—	$35,352	$—	$(21,851)	$13,501
TBAs	25,583	—	25,583	(16,643)	(8,939)	1
Interest rate futures	2,573	—	2,573	(2,573)	—	—
Total Assets	$63,508	$—	$63,508	$(19,216)	$(30,790)	$13,502

Liabilities (2)
TBAs	$(27,722)	$—	$(27,722)	$16,643	$1,164	$(9,915)
Interest rate futures	(21,108)	—	(21,108)	2,573	18,535	—
Loan warehouse debt	(935,932)	—	(935,932)	935,932	—	—
Total Liabilities	$(984,762)	$—	$(984,762)	$955,148	$19,699	$(9,915)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 15. Other Assets and Liabilities
Other Assets
Other assets at September 30, 2025 and December 31, 2024 are summarized in the following table.
Table 15.1 – Components of Other Assets

(In Thousands)	September 30, 2025	December 31, 2024
Accrued interest receivable	$123,213	$115,832
Margin receivable	73,082	28,313
Investment receivable	58,468	69,793
Real estate owned	47,731	91,927
Deferred tax asset	27,145	27,145
Intangible assets	12,634	19,049
Operating lease right-of-use assets	9,736	9,167
Fixed assets and leasehold improvements (1)	5,807	4,674
Other (2)	40,672	49,817
Total Other Assets	$398,488	$415,717
(1)Fixed assets and leasehold improvements had a basis of $20 million and accumulated depreciation of $14 million at September 30, 2025.
(2)Consists primarily of receivables related to escrow advances, prepaid assets and other receivables.
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held at consolidated securitization entities during the three and nine months ended September 30, 2025.
Table 15.2 – REO Activity

	Three Months Ended September 30, 2025
(In Thousands)	Bridge (1)	Sequoia	Securitized Re-Performing Loans	Securitized Term	Total
Balance at beginning of period	$59,838	$1,984	$2,771	$7,747	$72,340
Transfers to REO	41,034	—	361	—	41,395
Liquidations (2)	(59,224)	—	(1,036)	—	(60,260)
Changes in fair value, net	(5,920)	—	176	—	(5,744)
Balance at End of Period	$35,728	$1,984	$2,272	$7,747	$47,731

	Nine Months Ended September 30, 2025
(In Thousands)	Bridge (1)	Sequoia	Securitized Re-Performing Loans	Securitized Term	Total
Balance at beginning of period	$77,678	$—	$2,987	$11,262	$91,927
Transfers to REO	53,104	1,984	2,449	—	57,537
Liquidations (2)	(67,012)	—	(4,070)	(3,515)	(74,597)
Changes in fair value, net	(28,042)	—	906	—	(27,136)
Balance at End of Period	$35,728	$1,984	$2,272	$7,747	$47,731
(1)Includes REO that were previously either legacy unsecuritized bridge loans or bridge loans within consolidated securitization entities.
(2)For the three and nine months ended September 30, 2025, REO market valuation adjustments and liquidations resulted in net valuation losses of $6 million and $27 million, respectively, which were recorded in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2025 and December 31, 2024 are summarized in the following table.
Table 15.3 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2025	December 31, 2024
Payable to non-controlling interests	$101,888	$123,258
Accrued interest payable	91,971	70,988
Accrued compensation	34,235	34,002
Margin payable	31,844	20,340
Unsettled trades	19,322	5,127
Accrued taxes payable	13,518	—
Accrued operating expenses	12,668	11,074
Operating lease liabilities	11,600	11,028
Current accounts payable	10,842	6,803
Repurchase reserve	4,442	4,727
Guarantee obligations	1,660	2,806
Preferred stock dividends payable	1,478	1,478
Bridge loan holdbacks (1)	2,041	2,148
Other	25,517	19,958
Total Accrued Expenses and Other Liabilities	$363,026	$313,737
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Legal and Repurchase Reserves
See Note 19 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 16 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at September 30, 2025, the carrying value of their interests was $24 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three and nine months ended September 30, 2025, we allocated $0.4 million and $0.8 million, respectively, of income to the co-investors, respectively, recorded in Other expenses on our consolidated statements of income.
Additionally, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. During the three months ending September 30, 2025, we called one of the HEI securitization entities and paid the remaining liabilities associated with the ABS and non-controlling interest. See Note 10 for a further discussion of the HEI securitizations. We account for the co-investor's interest in our HEI securitization entity as a liability, and at September 30, 2025, the carrying value of the interest was $44 million, representing the fair value of the economic interest in the beneficial interests issued by the HEI entity. During the three and nine months ended September 30, 2025, the third-party investors' share of earnings, net from their retained interests was $0.2 million and $8 million, respectively, recorded through HEI income, net on our consolidated statements of income.
During the nine months ended September 30, 2025, we completed a CAFL securitization of bridge loans sponsored by our joint venture. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
as a liability and at September 30, 2025, the carrying value of their interest was $17 million, representing the fair value of their economic interest in the beneficial interest issued. During the three and nine months ended September 30, 2025, the joint venture's share of earnings from their retained interest (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of income) were negative $2 million and $10 million, respectively, net on our consolidated statements of income (loss).
In 2024, we completed a CAFL securitization of bridge loans sponsored by one of our joint ventures. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at September 30, 2025, the carrying value of their interest was $17 million, representing the fair value of their economic interest in the beneficial interest issued. During the three and nine months ended September 30, 2025, the joint venture's share of earnings from their retained interest (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of income) were negative $1 million and $4 million, respectively, on our consolidated statements of income (loss).
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
Analysis of Consolidated VIEs
For certain of our consolidated VIEs, we have elected to account for the assets and liabilities of these entities pursuant to the measurement alternative available to CFEs. A CFE is a VIE that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests we own in the entity.
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at fair value or amortized cost. These include two CAFL bridge loan securitizations and a Freddie Mac SLST re-securitization for which the ABS are accounted at amortized cost and three Sequoia re-securitizations for which the ABS are accounted at fair value at September 30, 2025. See Note 17 for additional information regarding the Sequoia re-securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 16. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs at September 30, 2025 and December 31, 2024.
Table 16.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2025	Sequoia (2)	CAFL(1)	Freddie Mac SLST(1) (5)	Freddie Mac K-Series (3)	Servicing Investment	HEI (4)	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$13,079,487	$—	$1,248,236	$—	$—	$—	$14,327,723
Residential investor loans, held-for-investment	—	3,074,326	—	—	—	—	3,074,326
Consolidated Agency multifamily loans	—	—	—	—	—	—	—
Real estate securities	187,446	—	—	—	—	—	187,446
Home equity investments	—	—	—	—	—	192,067	192,067
Other investments	—	—	—	—	247,842	—	247,842
Cash and cash equivalents	—	—	—	—	26,379	—	26,379
Restricted cash	265	68,470	—	—	—	4,646	73,381
Accrued interest receivable	66,334	21,809	4,300	—	1,951	—	94,394
Other assets	1,984	53,533	2,272	—	2,508	278	60,575
Total Assets	$13,335,516	$3,218,138	$1,254,808	$—	$278,680	$196,991	$18,284,133
Debt Obligations	$—	$—	$—	$—	$151,024	$—	$151,024
Accrued interest payable	52,967	8,259	3,773	—	248	—	65,247
Accrued expenses and other liabilities	121	47,100	—	—	32,255	44,045	123,521
Asset-backed securities issued	12,863,482	2,714,391	1,119,578	—	—	127,568	16,825,019
Total Liabilities	$12,916,570	$2,769,750	$1,123,351	$—	$183,527	$171,613	$17,164,811

Value of our investments in VIEs (1)	$405,506	$446,511	$130,929	$—	$95,153	$25,378	$1,103,477
Number of VIEs	67	22	3	—	3	1	96

December 31, 2024	Sequoia (2)	CAFL (1)	Freddie Mac SLST(1)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$8,819,554	$—	$1,244,722	$—	$—	$—	$10,064,276
Residential investor loans, held-for-investment	—	3,308,172	—	—	—	—	3,308,172
Consolidated Agency multifamily loans	—	—	—	424,597	—	—	424,597
Real estate securities	79,285	—	—	—	—	—	79,285
Home equity investments	—	—	—	—	—	332,470	332,470
Other investments	—	—	—	—	262,353	—	262,353
Cash and cash equivalents	—	—	—	—	13,243	—	13,243
Restricted cash	248	22,385	—	—	—	8,403	31,036
Accrued interest receivable	43,503	19,998	4,510	1,245	2,078	—	71,334
Other assets	7	60,859	2,987	—	3,870	453	68,176
Total Assets	$8,942,597	$3,411,414	$1,252,219	$425,842	$281,544	$341,326	$14,654,942
Debt Obligation	$—	$—	$—	$—	$159,031	$—	$159,031
Accrued interest payable	37,191	9,410	4,062	1,119	359	—	52,141
Accrued expenses and other liabilities	103	28,672	—	—	27,167	82,921	138,863
Asset-backed securities issued	8,585,077	2,932,749	1,151,847	389,434	—	211,097	13,270,204
Total Liabilities	$8,622,371	$2,970,831	$1,155,909	$390,553	$186,557	$294,018	$13,620,239

Value of our investments in VIEs (1)	$313,833	$438,590	$95,863	$35,163	$94,987	$47,308	$1,025,744
Number of VIEs	54	21	3	1	3	2	84

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 16. Principles of Consolidation - (continued)
Footnotes to table 16.1
(1)The value of our investments in VIEs, as presented in this table, generally represents the fair value of the economic interests we own in VIEs (i.e., the securities or other interests we legally own in the consolidated securitizations or other VIEs). While most of our VIEs are accounted for under the CFE election (whereby the net equity in the VIE generally represents the fair value of our retained interests and associated accrued interest receivable), certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At September 30, 2025 and December 31, 2024, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election were $333 million and $326 million, respectively. At September 30, 2025 and December 31, 2024, the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $40 million and $29 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests. At September 30, 2025 and December 31, 2024, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election were $254 million and $242 million, respectively, with the difference from the tables above representing ABS issued and carried at amortized historical cost.
(2)Additionally, the ABS from three and one Sequoia re-securitizations at September 30, 2025 and December 31, 2024, respectively, are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at September 30, 2025 and December 31, 2024). At September 30, 2025 and December 31, 2024, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $650 million and $418 million, respectively, with the difference in value of our investments in these VIEs reflected in the September 30, 2025 and December 31, 2024 table above representing $187 million and $79 million, respectively, of consolidated Sequoia securities in the Sequoia re-securitizations and $432 million and $184 million, respectively, of ABS issued at fair value.
(3)During the three months ending September 30, 2025, the Freddie Mac K-Series securitization was called and the securities that we had retained from this VIE were paid off at par.
(4)During the three months ending September 30, 2025, we exercised our call right on one of our HEI securitizations. See additional information related to the call of this VIE in Note 10.
(5)See Note 24 for further discussion.
Unconsolidated VIEs with Continuing Involvement
We have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2025. We determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these transfers that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.
Additionally, at September 30, 2025, as part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we transferred a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust. These transfers met the criteria to be accounted for as sales for financial reporting purposes, in accordance with GAAP. We determined that the Legacy Trust is a VIE, but that Redwood is not the primary beneficiary, as we do not have the power to direct the activities that most significantly affect the Legacy Trust’s economic performance. Accordingly, the Legacy Trust is not consolidated in our financial statements. As part of the transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an AFS real estate security on our Consolidated balance sheet, as well as $35 million funding commitment to provide capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. See Notes 8, 9 and 19 for further discussion on this transaction.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 16. Principles of Consolidation - (continued)
The following table presents additional information at September 30, 2025 and December 31, 2024, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales.
Table 16.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2025	December 31, 2024
On-balance sheet assets, at fair value:
Subordinate securities, classified as AFS	$280,395	$91,221
Interest-only, senior and subordinate securities, classified as trading	34,163	36,811
Mortgage servicing rights	12,197	12,556
Strategic investments, equity method	10,263	—
Funding commitment (1)	10,000	—
Maximum loss exposure (2)	$347,018	$140,588
(1)Represents Redwood’s agreement, entered into on September 30, 2025, to provide up to $35 million of capital support to a trust holding legacy unsecuritized bridge loans. We funded $10 million at closing, with up to $25 million remaining subject to specified portfolio triggers. Refer to Notes 8, 9, and 19 for additional information.
(2)Maximum loss exposure from our involvement with unconsolidated VIEs pertains to the carrying value of our securities and MSRs retained from these VIEs and represents estimated losses that would be incurred under severe, hypothetical circumstances, such as if the value of our interests and any associated collateral declines to zero. This does not include, for example, any potential exposure to representation and warranty claims associated with our initial transfer of loans into a securitization.
Note 17. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 16 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at September 30, 2025 and December 31, 2024, along with other selected information, are summarized in the following table.
Table 17.1 – Asset-Backed Securities Issued

	September 30, 2025
	UPB	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$13,316,632	$12,863,481	2.50% to 8.37%	2028-2063	67
CAFL (1)	2,655,244	2,622,847	2.85% to 8.72%	2027-2040	20
Freddie Mac SLST (2)	1,026,688	996,185	3.50%	2028-2029	2
HEI	127,399	127,568	6.72%	2053	1
ABS Issued at Fair Value	$17,125,963	$16,610,081
CAFL	91,544	91,544	4.31% to 6.56%	2029	2
Freddie Mac SLST (2)	124,614	123,393	7.50%	2059	1
ABS Issued at Amortized Cost	$216,158	$214,937
Total ABS Issued	$17,342,121	$16,825,018

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
(1)At September 30, 2025, includes ABS issued from two consolidated VIE entities formed in connection with the financing of residential investor bridge loans sponsored by one of our joint ventures. At December 31, 2024 includes ABS issued from one consolidated VIE entity formed in connection with the financing of residential investor bridge loans sponsored by one of our joint ventures.
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
(2)    See Note 24 for further discussion.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At September 30, 2025, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 16 for detail on the carrying value components of the collateral for ABS issued and outstanding.
During the third quarter of 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $250 million (principal balance) of ABS issued to third parties and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 6.4% at issuance, increasing by 3.0% after the payment date occurring in August 2027. The ABS issued are subject to an optional redemption beginning in August 2027 and have a final stated maturity in December 2056. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At September 30, 2025, the collateral for the Sequoia re-securitization trust included $166 million of third-party securities as well as $155 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at September 30, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
During the third quarter of 2025, we called a Sequoia re-securitization trust that was issued in 2024 with a stated coupon of 8.5% at issuance and repaid $190 million of the associated outstanding ABS.
During the second quarter of 2025, we consolidated the assets and liabilities of an entity formed in connection with a rated bridge loan securitization (presented within CAFL in Table 17.1 above at September 30, 2025) and sponsored by one of our joint ventures. We determined the entity was a VIE for which we determined we are the primary beneficiary. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of income. At September 30, 2025, the principal balance of

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 17. Asset-Backed Securities Issued - (continued)
the ABS issued was $284 million, and the net carrying value was $285 million. The weighted average stated coupon of the ABS issued was 6.2% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in November 2027 and beginning in December 2027, the interest rate on the ABS issued increases by one percentage point through final maturity in May 2040. The ABS issued by this securitization were collateralized by $280 million of residential investor bridge loans, $16 million of restricted cash and $20 million of other assets at September 30, 2025. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2027), unless an amortization event occurs prior to the expiration of the 24-month reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the second quarter of 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $109 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 8.0% at issuance, increasing to 11.0% after the payment date occurring in April 2027. The ABS issued are subject to an optional redemption beginning in April 2027 and have a final stated maturity in October 2055. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At September 30, 2025, the collateral for the Sequoia re-securitization trust included $2 million of third-party securities as well as $147 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at September 30, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
In the first quarter of 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $100 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 8.5% at issuance, increasing to 11.5% after the payment date occurring in January 2027. The ABS issued are subject to an optional redemption beginning in January 2026 and have a final stated maturity in May 2055. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At September 30, 2025, the collateral for the Sequoia re-securitization trust included $20 million of Sequoia securities we owned from unconsolidated Sequoia securitization trusts as well as $85 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at September 30, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 16 to the Consolidated Financial Statements of our 2024 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
At September 30, 2025, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding these investments. Refer to Note 17 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our debt obligations.
The following tables summarize our debt obligations at September 30, 2025 and December 31, 2024.
Table 18.1 – Debt Obligations, Net

	September 30, 2025
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Facilities:
Residential consumer loan warehouse facilities	8	$2,264,410	$2,264,409	$3,369,258	5.94%	10/2025-7/2026	$2,437,510
Residential investor loan warehouse facilities	4	206,304	206,207	1,150,000	6.69%	5/2026-8/2026	281,491
Real estate securities repurchase facilities	5	27,585	27,585	—	5.75%	10/2025	35,481
Real estate securities repurchase facilities IO	1	—	—	75,000	7.45%	6/2026	—
Residential MSR warehouse facility	1	89,403	89,403	125,000	7.38%	10/2025	183,907
HEI warehouse facility	1	27,848	27,848	150,000	8.67%	12/2025	55,486

Recourse Subordinate Securities Financing:
CAFL securities (3)	1	263,664	262,873	(6)	7.11%	9/2028	333,457
Sequoia and other third-party securities (3)	1	90,141	90,141	(6)	7.27%	6/2027	114,768

Long-Term Facilities:
Residential investor loan warehouse facilities	3	199,404	198,173	1,030,000	7.52%	10/2026-4/2027	290,414
Servicer advance financing	1	151,491	151,024	200,000	6.09%	12/2026	214,641
Secured revolving financing facility (4)	1	250,000	248,094	250,000	7.27%	3/2026	500,786

Corporate Debt:
Promissory notes (3) (5)	3	10,900	10,900	(6)	7.05%	N/A	(7)
5.75% exchangeable senior notes (3)	1	123,574	123,574	(6)	5.75%	10/2025	(7)
7.75% convertible senior notes (3)	1	297,170	292,425	(6)	7.75%	6/2027	(7)
Trust preferred securities and subordinated notes	2	139,500	138,894	(6)	6.82%	1/2037, 7/2037	(7)
9.125% Senior Notes (3)	1	59,127	57,350	(6)	9.13%	3/2029	(7)
9.0% Senior Notes (3)	1	84,015	81,536	(6)	9.00%	9/2029	(7)
9.125% Senior Notes (3)	1	89,232	86,225	(6)	9.13%	3/2030	(7)
Total Debt Obligations		$4,373,768	$4,356,661				$4,447,941

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 18. Debt Obligations, Net - (continued)

	December 31, 2024
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral
Short-Term Facilities:
Residential consumer loan warehouse facilities	7	$956,010	$956,010	$2,175,000	6.24%	3/2025-10/2025	$1,005,926
Residential investor loan warehouse facilities	2	223,975	223,876	800,000	7.31%	6/2025-7/2025	300,843
Real estate securities repurchase facilities	6	210,352	210,352	—	5.81%	1/2025-3/2025	281,997
Residential MSR warehouse facility	1	58,164	58,164	75,000	7.65%	10/2025	91,506
HEI warehouse facility	1	97,497	97,497	150,000	9.00%	12/2025	207,097

Recourse Subordinate Securities Financings:
CAFL securities (3)	1	268,240	267,140	(6)	7.54%	9/2028	318,106

Long Term Facilities:
Residential investor loan warehouse facilities	5	615,036	613,129	1,530,000	7.83%	5/2026-4/2027	889,901
Servicer advance financing	1	159,798	159,031	200,000	6.32%	12/2026	233,820
Secured revolving financing facility (4)	1	225,000	220,234	250,000	9.50%	3/2026	372,396

Corporate Debt:
Promissory notes (3) (5)	3	12,859	12,859	(6)	7.06%	N/A	(7)
5.75% exchangeable senior notes (3)	1	123,574	123,087	(6)	5.75%	10/2025	(7)
7.75% convertible senior notes (3)	1	247,170	242,652	(6)	7.75%	6/2027	(7)
Trust preferred securities and subordinated notes	2	139,500	138,860	(6)	7.10%	1/2037, 7/2037	(7)
9.125% Senior Notes (3)	1	60,000	57,877	(6)	9.13%	3/2029	(7)
9.0% Senior Notes (3)	1	85,000	82,112	(6)	9.00%	9/2029	(7)
Total Debt Obligations		$3,482,175	$3,462,880				$3,701,592
(1)Carrying value presented net of total deferred issuance costs of $17 million and $20 million at September 30, 2025 and December 31, 2024, respectively.
(2)Variable rate borrowings are based on 1- or 3-month SOFR, plus an applicable spread.
(3)Borrowing has a fixed interest rate at period end.
(4)Facility may be extended for one year at our option.
(5)Promissory notes payable on demand to lender with 90-day notice.
(6)Outstanding principal balance represents facility capacity at period end.
(7)Unsecured corporate debt; no related collateral at period end.
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
In August 2025, we issued an additional $50 million of these 7.75% senior notes due in 2027, resulting in net proceeds of approximately $48 million. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 18. Debt Obligations, Net - (continued)

converted. At September 30, 2025, the conversion rate of the notes was 95.6823 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $10.45 per common share).
Note 19. Commitments and Contingencies
Lease Commitments
At September 30, 2025, we were obligated under nine non-cancelable operating leases with expiration dates through 2031 for $13 million of cumulative lease payments. For the nine-months ended September 30, 2025 and 2024, our operating lease expense was $3 million and $4 million, respectively.
During the nine months ended September 30, 2025, we entered into three new office leases with a lease term of greater than one year.
At September 30, 2025, our operating lease liabilities were $12 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $10 million, which were a component of Other assets.
Commitment to Fund Residential Investor Bridge Loans
As of September 30, 2025, we had commitments to fund up to $261 million of additional advances on existing residential investor bridge loans, of which $84 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At September 30, 2025, we carried a $0.1 million contingent liability related to these commitments to fund construction advances. During the three and nine months ended September 30, 2025, we recorded net market valuation income of $0.4 million and $0.8 million, respectively, related to this liability through Investment of fair value changes, net and on our consolidated statements of income.
On September 30, 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. We funded $10 million at closing, with up to $25 million in additional funding commitments if certain triggers are met. The arrangement was determined to have an initial fair value of zero and will be re-evaluated each reporting period. See Notes 8 and 9 for further discussion on this transaction.
Commitment to Fund Joint Ventures
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $100 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At September 30, 2025, we had contributed $25 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At September 30, 2025, we had contributed $5 million of capital to the joint venture.
For additional information related to our commitments and contingencies, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Loss Contingencies — Repurchase Reserves
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential consumer loans we have sold to securitization trusts or third parties, residential investor loans we have sold to third parties, and conforming residential consumer loans that we have purchased from third parties. We do not originate residential consumer loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans, as applicable. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation. At September 30, 2025, we were not aware of any material unsettled repurchase claims for these groups of sold loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 19. Commitments and Contingencies - (continued)
For residential investor bridge loans sold to a joint venture, we record estimated losses on loans we are required to repurchase through mortgage banking activities, net as a component of the loan fair value. During the three months ended September 30, 2025, the impact of residential investor bridge loan repurchased was not material. At September 30, 2025, this residential investor bridge loan was classified as held-for-sale on our consolidated balance sheets.
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
Note 20. Equity
The following tables provides a summary of changes to accumulated other comprehensive income (loss) by component for three and nine months ended September 30, 2025 and 2024.
Table 20.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$22,934	$(61,991)	$(39,057)	$18,786	$(66,118)	$(47,332)
Other comprehensive income before reclassifications	2,362	—	2,362	7,373	—	7,373
Amounts reclassified from other accumulated comprehensive income (loss)	(44)	1,040	996	(472)	1,040	568
Net current-period other comprehensive income (loss)	2,318	1,040	3,358	6,901	1,040	7,941
Balance at End of Period	$25,252	$(60,951)	$(35,699)	$25,687	$(65,078)	$(39,391)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$20,967	$(64,038)	$(43,071)	$10,219	$(68,176)	$(57,957)
Other comprehensive income before reclassifications	6,322	—	6,322	17,083	—	17,083
Amounts reclassified from other accumulated comprehensive income (loss)	(2,037)	3,087	1,050	(1,615)	3,098	1,483
Net current-period other comprehensive income (loss)	4,285	3,087	7,372	15,468	3,098	18,566
Balance at End of Period	$25,252	$(60,951)	$(35,699)	$25,687	$(65,078)	$(39,391)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 20. Equity - (continued)
The following tables provide a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024.
Table 20.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2025	2024
Net Realized (Gain) Loss on AFS Securities
Decrease in allowance for credit losses on AFS securities	Investment fair value changes, net	$(44)	$(472)
(Gain) on sale of AFS securities	Realized gains, net	—	—
		$(44)	$(472)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,040	$1,040
		$1,040	$1,040

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2025	2024
Net Realized (Gain) Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(126)	$(1,615)
(Gain) on sale of AFS securities	Realized gains, net	(1,911)	—
		$(2,037)	$(1,615)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$3,087	$3,098
		$3,087	$3,098
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the nine months ended September 30, 2025, we did not issue any shares of common stock under this program. At September 30, 2025, the remaining share issuance capacity under this program was approximately $50 million.
Issuance of Preferred Stock
We issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the three and nine months ended September 30, 2025, the Company declared preferred stock dividends of $0.625 and $1.875 per preferred share, respectively. At September 30, 2025, preferred dividends payable totaling $1 million for the third quarter 2025 dividend were included in Accrued expenses and other liabilities and were payable on October 15, 2025 to preferred stockholders of record on October 1, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 20. Equity - (continued)
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended September 30, 2025, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At September 30, 2025, approximately six million shares remained outstanding for future offerings under this plan.
Common Stock Warrants
In conjunction with establishing the joint venture with an institutional investment manager in March 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the “First Tranche Warrants”); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the “Second Tranche Warrants” and together with the First Tranche Warrants, the “Warrants”). The First Tranche Warrants are exercisable from March 18, 2025 to March 18, 2029. The Second Tranche Warrants will vest upon achievement of specified deployment thresholds related to our one of our joint ventures with an institutional investment manager and, if vested, will be exercisable from the date the Second Tranche Warrants vest to March 18, 2029. The initial strike price of the Warrants is $7.76. The Warrants also contain a mandatory exercise provision, exercisable at Redwood’s option upon satisfaction of specified conditions, including the trading price of Redwood’s common stock exceeding a specified premium to the exercise price. Exercises of any Warrants will be settled on a net basis.
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
Stock Repurchases
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced our previous $125 million common stock repurchase authorization. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three and nine months ended September 30, 2025, we repurchased 5.0 million and 6.5 million shares of our common stock for a total cost of $29 million and $38 million, respectively. During the three and nine months ended September 30, 2025 we did not repurchase any shares of our preferred stock or of our convertible and exchangeable debt. At September 30, 2025, $126 million and $70 million of these authorizations, respectively, remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 21. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2025 and 2024.
Table 21.1 – Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2025	2024	2025	2024
Basic (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(9,454)	$13,076	$(95,306)	$55,365
Less: Dividends and undistributed earnings allocated to participating securities	(1,360)	(1,088)	(4,185)	(3,116)
Net (loss) income allocated to common stockholders	$(10,814)	$11,988	$(99,491)	$52,249
Basic weighted average common shares outstanding	129,018,261	132,218,180	131,583,195	131,969,039
Basic (Loss) Earnings per Common Share	$(0.08)	$0.09	$(0.76)	$0.40
Diluted (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(9,454)	$13,076	$(95,306)	$55,365
Less: Dividends and undistributed earnings allocated to participating securities	(1,360)	(1,088)	(4,185)	(3,116)
Net (loss) income allocated to common stockholders	$(10,814)	$11,988	$(99,491)	$52,249
Weighted average common shares outstanding	129,018,261	132,218,180	131,583,195	131,969,039
Net effect of dilutive equity awards	—	139,517	—	49,122
Diluted weighted average common shares outstanding	129,018,261	132,357,697	131,583,195	132,018,161
Diluted (Loss) Earnings per Common Share	$(0.08)	$0.09	$(0.76)	$0.40
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
During the three and nine months ended September 30, 2025 and 2024, none of our convertible or exchangeable senior notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible and exchangeable senior notes due in 2024 and 2025, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three and nine months ended September 30, 2025, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For both the three and nine months ended September 30, 2025, 32,403,083 and 31,127,434 of common shares related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2024, 29,335,176 and 33,167,991 of common shares related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 21. Earnings per Common Share - (continued)
For the three and nine months ended September 30, 2025, the number of outstanding equity awards that were antidilutive totaled 20,938 and 66,185 common shares. For the three and nine months ended September 30, 2024, the number of outstanding equity awards that were antidilutive totaled 19,032 and 61,569 common shares.
For additional information regarding EPS, see Note 20 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Note 22. General and Administrative Expenses
Components of our general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Fixed compensation expense (1)	$15,702	$12,847	$46,561	$42,177
Annual variable compensation expense	6,623	6,631	18,926	13,599
Long-term incentive award expense (2)	5,828	7,839	17,109	21,664
Systems and consulting	4,700	3,398	12,467	9,853
Office costs	1,767	1,720	5,641	5,878
Accounting and legal	1,034	1,087	4,149	3,093
Corporate costs	905	865	2,573	2,722
Other	2,148	1,621	5,735	4,875
Total General and Administrative Expenses	$38,707	$36,008	$113,161	$103,861
(1)Includes $2 million of severance and transition-related expenses for the nine months ended September 30, 2024.
(2)For the three months ended September 30, 2025 and 2024, long-term incentive award expense included $5 million and $4 million of expense, respectively, for awards settleable in shares of our common stock, and $1 million and $3 million of expense, respectively, for awards settleable in cash. For the nine months ended September 30, 2025 and 2024, long-term incentive award expense included $14 million and $16 million of expense, respectively, for awards settleable in shares of our common stock, and $3 million and $6 million of expense, respectively, for awards settleable in cash.
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
The Company's effective tax rate was (23.6)% and 17.2% for the nine months ended September 30, 2025 and 2024.
We assessed our tax positions for all open tax years (i.e., Federal, 2021 to 2025, and State, 2020 to 2025) at September 30, 2025 and December 31, 2024, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
As of September 30, 2025, the Company has a valuation allowance of $118 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $27 million at September 30, 2025, as it believes it is more likely than not that the net deferred tax assets will be realized.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 24. Subsequent Events
In October 2025, from our Legacy Investments segment, we sold all $254 million of securities that we had retained from our consolidated Freddie Mac SLST securitization entities and deconsolidated our securitized re-performing loans and related ABS issued. In addition, we exercised our call of the Freddie Mac SLST re-securitization entity and paid off the underlying $125 million of ABS issued.
Additionally, in October 2025, we retired the remaining $124 million of our maturing 2025 exchangeable senior notes and upsized our secured revolving financing facility with an institutional investment manager from $250 million to $400 million, extending its maturity to 2028. We also revised the certain terms on the warrants issued in conjunction with this financing facility by extending its maturity to 2030 and re-striking the exercise price at a price of $6.96 per share, a 20% premium to the trailing 30-day volume-weighted average price of Redwood common stock.

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2025 and future years, including statements regarding the economic impacts of inflation, monetary policy, volatility and potential regulatory changes in the banking sector, and shifting sources of liquidity in the residential mortgage market, statements regarding the anticipated sale or resolution of assets within our Legacy Investments segment; (iii) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share; (iv) statements related to our investment portfolio including our intention to continue reducing our capital allocation to Legacy Investments, targeting reducing the percentage of our capital allocated to Legacy investments down to a range of 0% to 5%; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we locked in anticipation of purchase during the third quarter of 2025 and at September 30, 2025, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vi) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2025; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Our third quarter results reflect continued execution of Redwood’s strategic transition toward a more scalable and simplified operating model designed to capitalize on the transformative opportunities emerging across housing finance. In particular, we delivered on the objectives we outlined during our second quarter 2025 earnings call, profitably growing our mortgage banking business, accelerating the wind-down of our Legacy Investment portfolio and repurchasing our common shares under our increased repurchase authorization announced in July.
During the quarter, we made substantial progress in repositioning our balance sheet by redeploying capital from Legacy assets into higher-return core operating platforms, while continuing to repurchase common shares under our expanded authorization. Through late October, we have reduced our Legacy investment exposure to approximately 25% of total capital, tracking towards our year-end target of 20%, through nearly $1 billion of asset dispositions, including outright sales, structured financings, and other transactions. These asset dispositions included the transfer of $484 million in fair value of Legacy unsecuritized bridge loans and REO assets, the sale of $262 million in fair value of our HEI and $254 million in fair value of re-performing loan securities that we had retained from our consolidated Freddie Mac SLST securitization entities. These actions, together with the execution of new long-term, non-recourse financings and portfolio sales at accretive levels, have improved our earnings profile, reduced leverage, and enhanced balance-sheet flexibility to support mortgage banking growth.
Redwood’s operating platforms delivered record production during the third quarter, reflecting continued market share gains despite a subdued broader housing environment. Across the enterprise, we locked or originated nearly $6.8 billion of loans, the highest quarterly volume in our Company’s history. Within our Sequoia platform, lock volume reached a record $5.1 billion, driven by strong contributions from both bank and IMB counterparties and ongoing distribution momentum through our Sequoia securitization platform. Aspire also achieved exceptional growth, locking approximately $1.2 billion of prime quality, expanded-credit loans during the quarter. Leveraging our established Sequoia seller network, Aspire has rapidly scaled since its launch in January 2025 to become a leading non-QM aggregator, further broadening Redwood’s reach across the residential mortgage market. CoreVest funded $521 million in business purpose loans, supported by robust demand for residential investor products and the continued focus on smaller balance products. These results underscore the benefits of our diversified platform and our ability to generate attractive returns across a wide spectrum of housing finance opportunities. On the heels of this elevated activity, Redwood's mortgage banking segments generated its highest revenue since 2021.
We also strengthened our funding profile and extended the duration of our liabilities. Early in the fourth quarter, we retired the remaining $124 million of our maturing 2025 convertible debt and upsized our secured financing facility with an institutional investment manager from $250 million to $400 million, extending its maturity to 2028 and enhancing flexibility to support additional growth in our Mortgage Banking platforms. Concurrently, we extended the commitment period of our joint venture with this institutional investment manager, reinforcing the success of its capital-light strategy. While overall recourse leverage increased on the quarter, most of the increase was driven by record mortgage banking activity in the quarter while corporate leverage declined. Approximately 60% of the Company’s recourse debt now supports our mortgage banking activities, where loans are typically financed for short durations until they are sold or securitized.
Looking ahead, Redwood remains well positioned to benefit from multiple emerging tailwinds across the housing finance ecosystem. The Federal Reserve’s signal that it will end the runoff of its balance sheet suggests a shift toward a more accommodative monetary stance, which could drive lower front-end interest rates, steepen the yield curve, and support tighter mortgage spreads—all of which would enhance the Company’s funding economics and capital markets execution.
At the same time, potential housing-related policy initiatives, including federal efforts to increase housing supply and improve affordability, could further stimulate purchase activity and construction-related lending. Broader banking sector consolidation and regulatory recalibration under the Basel III endgame capital framework are also expected to create additional partnership opportunities for Redwood, as banks increasingly seek capital-efficient outlets for mortgage production and balance-sheet optimization.
Finally, renewed momentum in private-label securitization—with issuance volumes already exceeding full-year 2024 levels—has drawn renewed regulatory attention to improving non-agency RMBS market efficiency. Redwood has been actively engaged in this dialogue, advocating for enhanced disclosure standards that could attract greater institutional participation and strengthen market depth for the assets we originate.
Entering the fourth quarter, Redwood’s operating momentum remains strong. With strong production levels, a simplified balance sheet, expanded funding capacity, and deep institutional partnerships, we are well positioned to capitalize on improving market conditions and drive long-term growth.

RESULTS OF OPERATIONS
Within this Results of Operations section, in accordance with Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by comparing our quarter ended September 30, 2025 to the immediate preceding quarter ended June 30, 2025. We believe that providing a sequential discussion of our results of operations offers highly relevant information for investors and stakeholders to understand and analyze our business activities. Additionally, we generally continue to address material changes in our results of operations for the most recent fiscal year-to-date period, compared to the corresponding year-to-date period of the preceding fiscal year, pursuant to Item 303(c)(2)(i) of Regulation S-K. Unless otherwise specified, references in this section to increases or decreases during the "three month periods" refer to the change in results for the third quarter of 2025, compared to the second quarter of 2025. Similarly, references in this section to increases or decreases during the "nine month periods" refer to the change in results for the nine months ending September 30, 2025, compared to the nine months ending September 30, 2024.
Consolidated Results of Operations
The following table presents the components of our net (loss) income for the three and nine months ended September 30, 2025, the immediate preceding quarter ended June 30, 2025, and year-to-date period ended September 30, 2024.
Table 1 – Net (Loss) Income

	Three Months Ended			Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Net Interest Income From:
Sequoia mortgage banking	$21,233	$15,519	$5,714	$55,096	$26,770	$28,326
CoreVest mortgage banking	1,498	1,834	(336)	5,336	4,167	1,169
Redwood Investments	17,582	22,097	(4,515)	61,294	74,666	(13,372)
Legacy Investments	(9,052)	(9,449)	397	(16,664)	9,613	(26,277)
Corporate/other	(16,267)	(16,167)	(100)	(48,292)	(40,215)	(8,077)
Net Interest Income	14,994	13,834	1,160	56,770	75,001	(18,231)
Non-Interest Income
Sequoia mortgage banking activities, net	28,719	24,396	4,323	75,266	40,787	34,479
CoreVest mortgage banking activities, net	11,413	16,461	(5,048)	38,776	32,262	6,514
Investment fair value changes, net	(6,971)	(84,704)	77,733	(96,863)	10,733	(107,596)
HEI income (loss), net	454	(12,899)	13,353	(2,279)	35,696	(37,975)
Servicing income	1,416	1,608	(192)	6,431	8,025	(1,594)
Fee income	4,579	2,209	2,370	9,139	7,452	1,687
Other income, net	(183)	352	(535)	1,719	1,142	577
Realized gains, net	(48)	640	(688)	1,159	620	539
Total non-interest income (loss), net	39,379	(51,937)	91,316	33,348	136,717	(103,369)
General and administrative expenses	(38,707)	(36,983)	(1,724)	(113,161)	(103,861)	(9,300)
Portfolio management costs	(6,981)	(10,028)	3,047	(23,500)	(14,817)	(8,683)
Loan acquisition costs	(4,355)	(4,781)	426	(12,704)	(9,077)	(3,627)
Other expenses	(5,681)	(4,035)	(1,646)	(13,625)	(10,766)	(2,859)
Total Operating expenses	(55,724)	(55,827)	103	(162,990)	(138,521)	(24,469)
Net (Loss) Income Before Income Taxes	(1,351)	(93,930)	92,579	(72,872)	73,197	(146,069)
Provision for income taxes	(6,353)	(4,562)	(1,791)	(17,177)	(12,575)	(4,602)
Net (Loss) Income	(7,704)	(98,492)	90,788	(90,049)	60,622	(150,671)
Dividends on preferred stock	(1,750)	(1,757)	7	(5,257)	(5,257)	—
Net (Loss) Income (Related) Available to Common Stockholders	$(9,454)	$(100,249)	$90,795	$(95,306)	$55,365	$(150,671)

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
Net loss for the three months ended September 30, 2025 totaled $9 million, compared with $100 million for the three months ended June 30, 2025. The improvement reflects the sale or transfer of a portfolio of Legacy unsecuritized bridge loans and REO assets and third-party originated HEI that had been subject to negative fair value adjustments in the prior quarter, together with strong segment contribution from our Mortgage Banking operations in the current quarter.
Net interest income increased to $15 million from $14 million in the prior quarter, primarily driven by an increase in net interest income from our Sequoia Mortgage Banking operations of $6 million, which was offset by a decrease of $5 million in net interest income from our Redwood Investments portfolio. The increase in net interest income in our Sequoia Mortgage Banking operations was due to an increase in average loan balances and higher yields earned on residential consumer loans held-for-sale during the quarter. Lower net interest income in our Redwood Investments portfolio primarily reflected paydowns on our third-party securities during the third quarter, and to a lesser extent, continued third-party security sales of assets as part of our plans to wind-down the Legacy Investments portfolio.
Sequoia mortgage banking activities, net increased to $29 million from $24 million in the prior quarter. This increase was primarily due to a significant increase in lock volumes and distribution activity during the third quarter. Third-quarter lock volumes totaled $6.3 billion, up 75% from $3.6 billion in the second quarter. A significant portion of this lock volume increase was due to contribution from Aspire, which generated $1.2 billion of lock volume compared with $330 million in the prior quarter.
CoreVest mortgage banking activities, net declined to $11 million from $16 million in the prior quarter, reflecting normalized loan sale margins relative to elevated margins in the second quarter of 2025, partially offset by higher funding volumes. CoreVest funded $521 million of loans during the third quarter, a 2% increase from $509 million in the second quarter of 2025.
Negative Investment fair value changes, net improved to $7 million, compared with $85 million in the prior quarter. The second quarter of 2025 included significant fair value adjustments on unsecuritized bridge and term loan portfolios within Legacy Investments, reflecting both realized and anticipated resolutions as well as credit deterioration in certain vintages. Negative fair value changes in the current quarter were primarily related to a negative $6 million investment fair value change, largely reflecting adjustments associated with completing the resolution or transfer of $484 million in fair value of Legacy unsecuritized bridge loans and REO assets.
HEI income, net was $0.5 million, compared to a $13 million net loss in the prior quarter, reflecting the third-quarter sale of $262 million of third-party originated HEI, at levels consistent with the prior quarter valuations.
Operating expenses remained consistent with the prior quarter. General and administrative costs increased by $2 million largely driven by increased headcount supporting growth of new platforms such as Aspire and our expanded small balance focus within CoreVest. Portfolio management costs decreased by $3 million compared to the second quarter, as overall expense decreased with the sale of certain Legacy unsecuritized bridge loans and REO assets. Loan acquisition costs were broadly consistent with the prior quarter, as higher Sequoia volumes in the third quarter were offset by consistent volume within CoreVest as compared to the prior quarter.
Overall quarter-over-quarter results reflect a significant improvement in consolidated performance, supported by strong mortgage banking activity, stabilized investment valuations, and continued reduction in exposure to non-core Legacy assets.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net loss for the nine months ended September 30, 2025 totaled $95 million, compared with net income of $55 million for the same period in 2024. The decline primarily reflects adverse fair value adjustments and the subsequent sales and transfers of a portfolio of Legacy unsecuritized bridge loans and REO assets and third-party originated HEI and higher operating expenses largely taken in the second quarter of 2025. These impacts were partially offset by stronger performance in our Mortgage Banking operations for the nine month period.
Net interest income decreased to $57 million from $75 million. The decline was largely driven by an increase in the balance of Legacy unsecuritized bridge and term loan portfolios placed on non-accrual in 2025, which in certain cases resulted in reversals of previously accrued interest income. Lower net interest income in our Redwood Investments portfolio reflected paydowns on our third-party securities, as well as third-party security sales of assets that are no longer aligned with our core strategic objectives. Corporate interest expense also increased by $8 million, reflecting higher unsecured debt balances and full utilization of the secured revolving financing facility established in 2024. These decreases were partially offset by higher net interest income from our Mortgage Banking operations. Sequoia net interest income increased by $28 million, driven by higher loan purchase volumes and lower base floating rates on financing facilities as SOFR declined for the nine month period in 2025, relative to the 2024 period. CoreVest net interest income also increased incrementally.
Mortgage banking activities, net increased to $114 million from $73 million in the prior-year period, reflecting stronger performance across our Mortgage Banking operations. Within Sequoia, Mortgage banking activities, net increased by $34 million, as lock volumes rose to $13.9 billion from $6.7 billion, supported by continued strength in both flow and bulk executions, including the purchase of a large seasoned loan pool in the first quarter of 2025, along with outperformance of interest rate hedges. Sequoia also benefited from substantial growth in our new Aspire initiative during the nine month 2025 period, where lock volumes totaled $1.7 billion. CoreVest reported $39 million of Mortgage banking income during the nine-month 2025 period, compared with $32 million in the prior year, driven by higher funding levels and improved execution economics across residential transition ("RTL"), term, and debt service coverage ratio ("DSCR") loans, as well as active securitization, whole loan sale and joint ventures activity across the platform.
Investment fair value changes shifted to a $97 million net loss from a $11 million net gain in the prior nine month period, reflecting significant markdowns on a portfolio of Legacy unsecuritized bridge loans and REO assets and other non-core assets. This was partially offset by fair value gains, net of associated interest rate hedges, on our securities portfolio, which benefitted from tighter credit spreads during the period.
HEI recorded a $2 million net loss, compared with a $36 million net gain in the prior nine-month period. The change reflects fair value losses recognized on the sale of $262 million of third-party originated HEI in the second quarter of 2025, as well as lower housing price appreciation observed in 2025 compared to 2024.
Operating expenses increased to $163 million from $139 million in the prior nine month period, primarily reflecting higher fixed and variable compensation tied to volume growth and higher portfolio-management costs linked to Legacy loan resolutions.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q

Consolidated Net Interest Income
The following tables present the components of net interest income recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2025, the immediate preceding quarter ended June 30, 2025 and year-to-date period ended September 30, 2024.
Table 2 – Consolidated Net Interest Income

	Three Months Ended
	September 30, 2025			June 30, 2025
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans
Unsecuritized	$28,522	$1,742,893	6.5%	$20,600	$1,416,602	5.8%
Securitized - Sequoia (2)	168,404	11,991,021	5.6%	150,300	10,842,220	5.5%
Securitized - SLST (re-performing loans) (2)	13,164	1,255,300	4.2%	13,503	1,274,048	4.2%
Total residential consumer loans	210,090	14,989,214	5.6%	184,403	13,532,870	5.5%
Residential investor loans
Unsecuritized - Term	1,348	161,592	3.3%	2,783	162,296	6.9%
Unsecuritized - Bridge	11,322	913,379	5.0%	10,751	1,019,989	4.2%
Securitized - Term	28,682	2,199,613	5.2%	37,681	2,330,968	6.5%
Securitized - Bridge	21,911	947,228	9.3%	20,889	828,205	10.1%
Total residential investor loans	63,263	4,221,812	6.0%	72,104	4,341,458	6.6%
Real estate securities (3)	14,829	246,795	24.0%	16,121	340,664	18.9%
Other interest income	11,349	1,007,878	4.5%	11,708	1,066,880	4.4%
Total interest income	299,531	20,465,699	5.9%	284,336	19,281,872	5.9%
Interest Expense
ABS Issued
Sequoia (2)	(154,196)	11,660,090	(5.3)%	(138,736)	10,970,259	(5.1)%
SLST (re-performing loans) (2)	(11,937)	1,132,349	(4.2)%	(12,372)	1,412,808	(3.5)%
CAFL Term (2)	(23,317)	1,874,884	(5.0)%	(29,589)	2,008,852	(5.9)%
CAFL Bridge (2)	(15,615)	920,688	(6.8)%	(13,713)	834,987	(6.6)%
Other ABS (2)	(3,006)	382,160	(3.1)%	(4,127)	422,933	(3.9)%
ABS issued	(208,071)	15,970,171	(5.2)%	(198,537)	$15,649,839	(5.1)%
Debt Facilities	(59,608)	3,274,121	(7.3)%	(55,414)	3,042,191	(7.3)%
Corporate Debt	(16,858)	763,923	(8.8)%	(16,551)	743,961	(8.9)%
Total interest expense	(284,537)	20,008,215	(5.7)%	(270,502)	$19,435,991	(5.6)%
Net Interest Income	$14,994			$13,834

	Nine Months Ended September 30,
	2025			2024
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans
Unsecuritized	$64,848	$1,378,015	6.3%	$38,760	$758,295	6.8%
Securitized - Sequoia (2)	451,586	10,800,181	5.6%	247,846	6,369,186	5.2%
Securitized - SLST (re-performing loans) (2)	40,402	1,255,749	4.3%	43,064	1,311,848	4.4%
Total residential consumer loans	$556,836	$13,433,945	5.5%	$329,670	$8,439,329	5.2%
Residential investor loans
Unsecuritized - Term	6,756	161,597	5.6%	15,122	266,338	7.6%
Unsecuritized - Bridge	44,138	1,036,819	5.7%	83,549	1,247,150	8.9%
Securitized - Term	100,868	2,330,400	5.8%	119,117	2,792,766	5.7%
Securitized - Bridge	61,760	858,455	9.6%	55,490	720,870	10.3%
Total residential investor loans	213,522	4,387,271	6.5%	273,278	5,027,124	7.2%
Real estate securities (3)	49,487	272,537	24.2%	30,614	212,750	19.2%
Other interest income	36,116	1,014,198	4.7%	45,238	1,303,033	4.6%
Total interest income	855,961	19,107,951	6.0%	678,800	14,982,236	6.0%
Interest Expense
ABS issued
Sequoia (2)	(415,557)	10,376,672	(5.3)%	(229,419)	6,158,034	(5.0)%
SLST (re-performing loans) (2)	(37,008)	1,142,581	(4.3)%	(40,903)	1,217,902	(4.5)%
CAFL Term (2)	(81,381)	2,008,471	(5.4)%	(96,873)	2,441,531	(5.3)%
CAFL Bridge (2)	(40,834)	829,223	(6.6)%	(26,292)	664,242	(5.3)%
Other ABS (2)	(11,198)	386,055	(3.9)%	(12,575)	388,307	(4.3)%
ABS issued	(585,978)	14,743,002	(5.3)%	(406,062)	10,870,016	(5.0)%
Debt Facilities	(163,650)	2,995,605	(7.3)%	(154,846)	2,469,979	(8.4)%
Corporate Debt	(49,563)	745,551	(8.9)%	(42,891)	682,514	(8.4)%
Total interest expense	$(799,191)	$18,484,158	(5.8)%	$(603,799)	$14,022,509	(5.7)%
Net Interest Income	$56,770			$75,001
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

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2025, the immediate preceding quarter ended June 30, 2025 and year-to-date period ended September 30, 2024.
Table 3 – Consolidated Market Valuation Gains and Losses, Net

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$12,882	$6,460	$19,802	$20,079
Residential consumer LPCs	41,990	8,635	80,764	11,331
Residential investor term loans held-for-sale	3,291	4,560	13,666	11,833
Residential investor term loan IRLCs	—	—	1,115	—
Residential investor bridge loans	1,030	3,573	5,635	2,748
Trading securities (1)	(24,382)	(38,645)	(92,354)	(17,508)
Risk management derivatives, net	(2,409)	48,135	63,568	27,814
Total mortgage banking activities, net (2)	32,402	32,718	92,196	56,297
Investment Fair Value Changes, Net
Residential investor term loans held-for-sale	(140)	(9,489)	(9,671)	(2,837)
Residential investor bridge loans held-for-investment	(5,946)	(57,998)	(86,783)	(27,503)
Real estate securities	(1,173)	(1,117)	(6,397)	3,282
Servicer advance investments	(920)	(1,825)	(4,098)	8,252
Excess MSRs	104	(1,144)	(2,230)	(3,876)
Net investments in Sequoia entities (3)	(951)	(18,095)	(31,615)	4,929
Net investments in SLST (re-performing loans) entities (3)	5,264	(175)	34,210	18,411
Net investments in CAFL entities (3)	2,619	(3,600)	(542)	19,830
Other investments (4)	(3,916)	(8,252)	(25,447)	(9,497)
Risk management derivatives, net	(1,932)	16,984	35,683	(258)
Total investment fair value changes, net	(6,991)	(84,711)	(96,890)	10,733
HEI income, Net
Unsecuritized HEI	198	(14,306)	(6,972)	23,618
Net investments in HEI securitization entities (3)	133	1,225	4,293	11,903
Total HEI income, net	331	(13,081)	(2,679)	35,521
Servicing income, net
MSRs	(1,283)	(944)	(1,033)	1,633
Total Servicing income, net (5)	(1,283)	(944)	(1,033)	1,633
Fee income, net
Other	—	—	—	(248)
Total Fee Income, net	—	—	—	(248)
Total Market Valuation Gains, Net	$24,459	$(66,018)	$(8,406)	$103,936
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
(5)Servicing income, net excludes net MSR fee income or provision for repurchases, as these amounts do not represent market valuation adjustments.

Results of Operations by Segment
We report on our business using four segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. For additional information on our segments, refer to Note 4 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents the segment contribution from our four segments reconciled to our consolidated net income for the three and nine months ended September 30, 2025, the immediate preceding quarter June 30, 2025, and year-to-date period September 30, 2024.
Table 4 – Segment Results Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Segment Contribution from:
Sequoia Mortgage Banking	$34,319	$22,154	$12,165	$82,289	$39,697	$42,592
CoreVest Mortgage Banking	3,492	6,135	(2,643)	12,646	769	11,877
Redwood Investments	10,340	11,892	(1,552)	47,197	100,887	(53,690)
Legacy Investments	(22,230)	(103,989)	81,759	(128,317)	13,495	(141,812)
Corporate/Other	(33,625)	(34,684)	1,059	(103,864)	(94,226)	(9,638)
Net (Loss) Income	$(7,704)	$(98,492)	$90,788	$(90,049)	$60,622	$(150,671)
The sections that follow provide further detail on our business segments and their results of operations for the three and nine months ended September 30, 2025, the immediate preceding quarter ended June 30, 2025, and year-to-date period ended September 30, 2024.
Corporate/Other
Net expenses from Corporate/Other remained consistent quarter over quarter, with no material change between the three months ended September 30, 2025 and June 30, 2025. For the nine months ended September 30, 2025, compared to the same period in 2024, net expenses increased by $10 million. The increase in the nine month periods primarily reflect higher compensation and related costs associated with increased headcount supporting growth of new platforms such as Aspire and our expanded small balance loan focus within CoreVest, higher portfolio management expenses related to legacy loan resolutions, and higher corporate interest expense driven by higher corporate debt balances and interest rates on existing corporate debt during 2025.
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
This segment’s main source of income is Mortgage banking income, which is comprised of net interest income from its inventory of loans held-for-sale, securities utilized for interest rate hedging purposes, as well as income from mortgage banking activities, which includes changes in fair value of loans we acquire and subsequently sell, securitize, or transfer into our Redwood investments portfolio, loan purchase commitments, interest rate lock commitments and the hedges used to manage risks associated with these activities. See Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities, net. Direct operating expenses and tax expenses associated with these activities are also included in this segment.

In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, which we also refer to as "non-QM". These loan programs, primarily bank statement and DSCR loans, are designed for prime quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S housing market. While we may report this activity as a separate standalone segment in the future, we are including its results within our Sequoia Mortgage Banking segment until this additional conduit activity reaches sufficient scale.
The following table presents key earnings and operating metrics for our Sequoia Mortgage Banking segment during the three and nine months ended September 30, 2025, the immediate preceding quarter June 30, 2025, and year-to-date period through September 30, 2024.
Table 5 – Sequoia Mortgage Banking Earnings Summary and Operating Metrics

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Mortgage banking income	$49,952	$39,915	$10,037	130,362	$67,557	$62,805
Operating expenses	(10,169)	(8,472)	(1,697)	(26,058)	(17,829)	(8,229)
Provision for income taxes	(5,464)	(9,289)	3,825	(22,015)	(10,031)	(11,984)
Segment Contribution	$34,319	$22,154	$12,165	$82,289	$39,697	$42,592
LPCs entered into (loan locks, adjusted for expected fallout)	$5,359,937	$3,047,445	$2,312,492	$11,711,215	$5,501,354	$6,209,861
Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs for this segment.
Activity at this segment that is performed within our taxable REIT subsidiary is subject to federal and state income taxes. The provision for income taxes for the periods presented above resulted from GAAP income from these operations at our TRS during that period.
The following table provides the activity of residential consumer loans held in inventory for sale at our Sequoia Mortgage Banking business during the three and nine months ended September 30, 2025.
Table 6 – Loan Inventory for Sequoia Mortgage Banking Operations

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2025	September 30, 2025
Balance at beginning of period	$1,350,782	$1,013,547
Acquisitions	3,934,824	9,177,188
Sales	(877,516)	(2,090,217)
Transfers between segments (1)	(1,924,315)	(5,589,430)
Principal repayments	(43,854)	(89,319)
Changes in fair value, net	15,638	33,790
Balance at End of Period	$2,455,559	$2,455,559
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Redwood Investments Portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
The $12 million increase in segment contribution in the three months ended September 30, 2025, as compared to the three months ended June 30, 2025 was primarily due to higher lock volumes and distribution activity. Operating expenses remained consistent quarter-over-quarter, demonstrating continued cost discipline and scalability of the Sequoia platform as production reached record levels.
Sequoia locked $6.3 billion of loans during the third quarter, up 75% from $3.6 billion in the prior quarter. Of this amount $5.1 billion were prime jumbo loans, representing a 54% increase from $3.3 billion in the second quarter. Volume was elevated across both bank and independent mortgage bank (“IMB”) sellers, each of which recorded more than a 50% increase in lock volume contributions quarter over quarter. The platform continues to see opportunities across products, including the purchase of bulk pools of seasoned loan portfolios. Third quarter lock volume of $1.3 billion, or 25%, was considered seasoned. Over the last twelve months,

Sequoia has locked $2.4 billion of seasoned bank collateral capturing opportunities from institutions repositioning balance sheets as well as the increase in industry merger and acquisition activity. Approximately 10% of third quarter lock volume was considered Adjustable Rate Mortgages ("ARM") or Closed-End Seconds ("CES"). These market dynamics and product breadth continue to broaden Sequoia's sourcing abilities, contributing to the record lock volumes achieved in the third quarter.
Approximately $1.2 billion of locks were Aspire non-QM loans, a 277% increase relative to $330 million in the second quarter. The increase in third quarter lock volume was driven by ongoing growth of the Aspire platform, including a 46% increase in loan sellers during the quarter. Indicative of the ongoing scale of the platform, September lock volume of $550 million represented a record month for Aspire. Third quarter lock volume had a weighted average credit score of 749 and weighted average LTV of 71%.
Gain on sale margins for the segment averaged 93 basis points, towards the high end of the company’s long-term target range of 75 to 100 basis points, compared to 131 basis points in the prior quarter. The quarter-over-quarter decrease was primarily driven by a higher proportion of bulk executions and modest spread compression in August, partially offset by favorable hedge performance. Sequoia’s execution efficiency and stable investor participation supported consistent operating results during the quarter. Cost per loan (calculated as operating expenses divided by loan purchase commitments) improved to 18 basis points, from 33 basis points in the prior-year period, and 26 basis points in the prior quarter. The platform continues to utilize a combination of interest-rate futures, TBAs, and other hedging instruments to mitigate pipeline volatility and protect execution margins. Over time, we expect cost per loan to normalize within a range of approximately 25 to 35 basis points as market activity and production volumes stabilize.
Distribution activity remained robust, with approximately $2.7 billion of loans sold during the quarter, including $1.9 billion through Sequoia securitizations, $716 million through Sequoia whole loan sales and $146 million through Aspire whole loan sales. Sequoia also completed four jumbo securitizations during the period, reflecting elevated capital markets activity compared to recent quarters. Investor participation remained steady, allowing the platform to execute transactions efficiently and continue to recycle capital through its mortgage banking operations.
Capital allocated to this segment was approximately $550 million at September 30, 2025, compared to $475 million at June 30, 2025, reflecting higher working capital requirements associated with increased loan inventory and securitization activity. The Sequoia platform remains focused on capital-efficient growth through active loan sales and securitizations, supporting our ability to turn capital over quickly. Loan inventory is financed through a combination of corporate capital and consumer loan warehouse facilities.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Sequoia segment contribution increased by $43 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increase was driven by factors consistent with those discussed in the quarterly comparison above, including higher mortgage banking income from increased loan lock and purchase volumes, strong distribution activity, tightening credit spreads, and sustained operating efficiency.
Total loan locks for the nine months ended September 30, 2025 were $13.9 billion, compared to $6.7 billion in the same period of 2024, a substantial increase of 109%. Growth was broadly based across both flow and bulk channels, supported by deeper engagement with bank sellers as well as increased activity from IMBs. Aspire, which is included within this segment, generated $1.7 billion of lock volume through September 30, 2025, reflecting the platform's January 2025 launch and strong growth driven by an expanding seller base and increasing investor demand for non-QM products.
Key performance trends such as gain-on-sale margins, cost per loan, and operating efficiency followed a similar trajectory in the year-to-date comparison as observed in the quarter-over-quarter period, with both timeframes reflecting normalized margins, stable efficiency metrics, and scaled distribution execution.
Gain-on-sale margins for the nine months ended September 30, 2025 were above the company’s long-term target range of 75 to 100 basis points, compared to elevated levels in 2024 driven by the rally in interest rates, hedge outperformance and spread tightening on securitization execution.
Distribution activity for the nine months ended September 30, 2025 totaled approximately $7.7 billion of loans sold through a combination of securitizations and whole-loan sales, compared to $4.4 billion in 2024, reflecting strong capital-markets execution and efficient balance-sheet turnover.
Operating expenses increased compared to the prior-year period, consistent with higher loan volumes and performance-based compensation.
Capital allocated to the Sequoia Mortgage Banking segment increased to $550 million at September 30, 2025, compared to $300 million at September 30, 2024, supporting elevated production and distribution levels.

CoreVest Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our Redwood Investments portfolio or into joint ventures. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from three to thirty years) or "bridge" loans (which include loans with maturities that generally range between six and 36 months). Term loans are mortgage loans secured by stabilized residential real estate (primarily 1-4 unit detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Residential investor bridge loans are mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. Our inventory of loans is managed with a combination of our capital and loan warehouse facilities. All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent). This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential investor loans held-for-sale within this segment.
We typically distribute most of our term loans through our CAFL® private-label securitization program, through whole loan sales or transfers into our Redwood Investments portfolio or into one of our joint ventures.
Since mid-2023, we have established joint ventures with two separate institutional investment managers, one to invest in residential investor bridge loans originated by CoreVest and another to invest in residential investor bridge and term loans originated by CoreVest. We administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income from its inventory of loans held-for-sale, securities utilized for interest hedging purposes, as well as mortgage banking activities, net which includes origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, and gains/losses from associated hedges. See Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities. Fee income associated with our administration of joint ventures and other loan-related administrative functions is also included in this segment. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
The following table presents an earnings summary for our CoreVest Mortgage Banking segment for the three and nine months ended September 30, 2025, the immediate preceding quarter June 30, 2025, and year-to-date period September 30, 2024.
Table 7 – CoreVest Mortgage Banking Earnings Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Mortgage banking income	$17,230	$21,792	$(4,562)	$56,689	$43,662	$13,027
Operating expenses	(13,786)	(15,935)	2,149	(45,018)	(43,599)	(1,419)
Benefit from income taxes	48	278	(230)	975	706	269
Segment Contribution	$3,492	$6,135	$(2,643)	$12,646	$769	$11,877
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

The following table provides unsecuritized residential investor loan origination activity during the three and nine months ended September 30, 2025.
Table 8 – Residential Investor Loans - Funding Activity

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(In Thousands)	Term Loans	Bridge Loans (1)	Total	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of period	$124,920	$63,206	$188,126	$23,491	$78,587	$102,078
Fundings (1) (2)	97,120	424,214	521,334	444,657	889,846	1,334,503
Acquisitions	530	80,381	80,911	530	105,614	106,144
Sales (2)	(101,328)	(257,231)	(358,559)	(355,887)	(622,753)	(978,640)
Transfers between segments (3)	(103)	(137,671)	(137,774)	(661)	(263,769)	(264,430)
Transfers to REO	—	—	—	—	(109)	(109)
Principal repayments	(9,740)	(9,401)	(19,141)	(9,836)	(23,334)	(33,170)
Changes in fair value, net	1,977	(3,850)	(1,873)	11,082	(4,434)	6,648
Fair Value at End of Period	$113,376	$159,648	$273,024	$113,376	$159,648	$273,024
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
(2)Funding and sales for Residential investor bridge loans for the three and nine months ended September 30, 2025, includes $34 million and $94 million, respectively, of construction draws, of which $6 million and $38 million, respectively, were related to construction draws on loans sold to our joint ventures.
(3)For Residential investor term loans, amounts primarily represent loans transferred into consolidated securitizations reflected within our Redwood Investments Segment. Residential investor bridge loan amounts represent the transfer of loans originated or acquired by our CoreVest Mortgage Banking segment at our TRS and transferred to our Redwood Investments segment at our REIT.
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
The decrease in segment contribution in the three months ended September 30, 2025, as compared to the three months ended June 30, 2025 was due to normalized loan sale margins, partially offset by higher funding volumes. Operating expenses declined slightly quarter-over-quarter, demonstrating continued discipline in expense management as production scaled.
CoreVest funded $521 million of loans during the quarter, up 2% from $509 million in the prior quarter and 14% from the same period in 2024 — marking the highest quarterly funding volume since the third quarter of 2022. Average loan size declined 32% relative to this period, reflecting an intentional focus on small balance and cash flow based investor products.
Loan production remained well diversified, with 37% term, 32% small-balance residential transitional ("RTL"), 24% bridge and 7% DSCR loans. The composition reflects CoreVest’s ongoing expansion across multiple investor-focused lending strategies, positioning the platform to meet a broad range of borrower needs.
Distribution activity remained strong, with $425 million of loans sold through a combination of whole loan sales, securitizations, and sales to one of our joint ventures. Notably, $207 million of loans were transferred to one of our joint ventures, split evenly between bridge and term loans, and $179 million of term and bridge loans sold through whole loan sales. Year to date, we have distributed over $1.4 billion of loans across channels, demonstrating the ongoing strength of our distributions and demand for the assets we create, while also advancing the Company’s capital-light strategy and expanded recurring fee income opportunities.
Net cost to originate, calculated as operating expenses less upfront origination fees divided by total origination volume, improved to 0.60% in the third quarter, compared to 0.94% in the second quarter and 1.22% in the first quarter of 2025. The third quarter results also included a one-time recovery of previously recognized costs, which is not expected to recur in future periods. The stability in net cost to originate reflects CoreVest’s operating leverage and disciplined approach to expense management, even as volumes continue to scale.
CoreVest continues to expand its footprint and capture market share within the small-balance investor lending market. Fundings for DSCR and RTL loans are up 141% and 23%, respectively, compared to the same quarter in 2024. During the quarter, we also saw increased demand from borrowers for build-for-rent (BFR) strategies and we are pursuing strategic partnerships with homebuilders to drive opportunities across our term loan and DSCR products. We are also benefiting from a broader industry shift, as banks retreat from certain investor loan segments and homebuilders increasingly pursue forward sales to institutional buyers. CoreVest continues to operate in a large and expanding market, particularly for RTL and DSCR products. Management believes CoreVest remains well-positioned to capture increased share through platform depth, distribution relationships, and consistent borrower engagement.
Capital allocated to this segment was $147 million at September 30, 2025, up from $93 million at June 30, 2025. The platform remains focused on capital-efficient growth strategies, including ongoing engagement with JV partners and non-recourse financing structures to support its scaling loan inventory.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
CoreVest segment contribution increased $12 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is attributable to higher mortgage banking income, driven by an increase in total loan funding volumes and robust distribution via whole loan sales and joint ventures. Funded volume for the nine months ended September 30, 2025 was $1.5 billion compared to $1.2 billion for the nine months ended September 30, 2024, representing a 22% increase. Nearly all strategies saw growth over the period, with funded volumes increasingly concentrated in products of strategic focus such as RTL and DSCR loans.
Distribution activity for the nine months ended September 30, 2025 was also elevated compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, CoreVest distribution increased by 51% to $1.4 billion of loans compared to $948 million of loans for the nine months ended September 30, 2024. Demand for our products from investors remains elevated and these sales were executed through a combination of whole-loan sales, securitizations, and joint-venture contributions as we focus on capital-efficient growth.
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
In the second quarter of 2025, as a part of the Company's accelerated shift towards a scalable and simplified operating model and wind-down of the legacy unsecuritized bridge and term loan portfolios, third-party securities portfolio, and other non-core legacy assets historically held in this segment were formally reclassified to the newly established Legacy Investments segment. This reclassification did not impact our consolidated financial results but served to streamline reporting and better align Redwood’s disclosure with its strategic focus. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
We primarily target investments with sensitivity to housing credit risk, sourced through our operating platforms where we control the underwriting and collateral review. Going forward, the portfolio will focus on retained interests from the Company’s own securitizations and collateralized assets, rather than third-party securities, consistent with Redwood’s strategic shift toward internally originated investments.
This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

The following table presents an earnings summary for our Redwood Investments segment for the three and nine months ended September 30, 2025, the immediate preceding quarter ended June 30, 2025, and the year-to-date period ended September 30, 2024.
Table 9 – Redwood Investments Earnings Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Net interest income	$17,582	$22,097	$(4,515)	$61,294	$74,666	$(13,372)
Investment fair value changes, net	(1,742)	(8,998)	7,256	(7,117)	31,511	(38,628)
HEI income, net	745	126	619	926	32	894
Servicing income	1,416	1,608	(192)	6,431	8,025	(1,594)
Fee income, net	270	412	(142)	823	797	26
Other income, net	392	394	(2)	1,156	2,139	(983)
Realized gains, net	—	640	(640)	1,207	525	682
Operating expenses	(8,293)	(5,954)	(2,339)	(19,364)	(13,354)	(6,010)
(Provision for) Benefit from income taxes	(30)	1,567	(1,597)	1,841	(3,454)	5,295
Segment Contribution	$10,340	$11,892	$(1,552)	$47,197	$100,887	$(53,690)
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
We hold certain of our investments, primarily our MSRs, at our TRS. Activity at this segment that is performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS and our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets at our TRS.
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
The $2 million decrease in segment contribution during the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, is due to a $5 million decline in Net interest income, offset by a $7 million improvement in Investment fair value losses, net. The modest net decline reflected paydowns of third-party securities, partially offset by gains on retained investments as rates declined and spreads tightened.
Fundamental performance of assets within this segment saw consistent trends in underlying credit and continue to be driven by relatively healthy employment data, embedded equity protection associated with loan seasoning and home price appreciation, and borrowers motivated to stay current on their low-coupon mortgages. Notably, 90 day+ delinquencies on our CAFL Bridge Securities improved to 2.9% in the third quarter of 2025, compared to 3.6% in the second quarter of 2025. Our 90 day + delinquency balances for Sequoia Securities and CAFL Term Securities were stable in the third quarter of 2025 at 0.3% and 7.7% of our total unpaid principal balances, respectively, compared to 0.3% and 7.1% in the second quarter of 2025.
As we continue to expand our focus on our operating platforms, we intend to allocate capital accordingly. In line with this strategy, during the third quarter we deployed approximately $30 million of capital into assets sourced from our operating businesses and completed our fourth non-recourse financing transaction of retained investments, reducing total security repo balances to $28 million.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The $54 million decrease in segment contribution in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 is primarily due to the decline in Investment fair value changes, net of $39 million driven by rate declines and spread tightening in the nine month period.

Redwood Investments Detail
The following table presents a balance sheet summary for our Redwood Investments segment as of September 30, 2025 and June 30, 2025.
Table 10 – Redwood Investments Balance Sheet Summary

(In Thousands)	September 30, 2025		June 30, 2025	Change
Retained Operating Investments
Residential consumer Sequoia securities	$129,613		$137,134	$(7,521)
Residential consumer securities at consolidated Sequoia entities (1)	556,688		513,180	43,508
Residential investor securities at consolidated Securitization Term entities (2)	333,457		330,340	3,117
Securitized and unsecuritized residential investor bridge loans, restricted cash and REO	1,037,615		1,053,228	(15,613)
HEI (3)	11,687		8,216	3,471
Other Investments (4)	48,019		48,759	(740)
Total Retained Operating Investments	2,117,079		2,090,857	26,222

Third-Party Securities Portfolio
Residential securities	4,991		20,014	(15,023)
Multifamily securities at consolidated Freddie Mac K-Series entities (5)	—		35,977	(35,977)
Servicing investments (6)	95,153		94,232	921
Other Investments	3,858		2,983	875
Total Third-Party Securities Portfolio	104,002		153,206	(49,204)

Total Redwood Investments Segment Economic Assets	$2,221,081		$2,244,063	$(22,982)
Impact of consolidation and other assets	14,685,685		13,738,294	947,391
Total Redwood Investments Segment Assets - GAAP	$16,906,766	2953731000	$15,982,357	$924,409
(1) Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $13.08 billion of loans and $12.43 billion of ABS issued associated with these investments at September 30, 2025. We consolidated $11.59 billion of loans and $10.98 billion of ABS issued associated with these investments at June 30, 2025. At September 30, 2025 and June 30, 2025, excludes $93 million and $97 million, respectively, of retained Sequoia securities that were used as hedges for our Sequoia Mortgage Banking segment.
(2)    Represents our retained economic investments in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $2.14 billion of loans and $1.82 billion of ABS issued associated with these investments at September 30, 2025. We consolidated $2.27 billion of loans and $1.95 billion of ABS issued associated with these investments at June 30, 2025.
(3)    At September 30, 2025 and June 30, 2025 represents HEI originated and owned by Redwood.
(4)    Other investments at both September 30, 2025 and June 30, 2025 includes net risk share investments of $17 million, representing $19 million of restricted cash and other assets, net of other liabilities of $2 million. Also includes mortgage servicing rights of $31 million and $32 million at September 30, 2025 and June 30, 2025, respectively.
(5)    Represented our economic investment in securities issued by a consolidated Freddie Mac K-Series securitization entity which were paid off in full during the three months ending September 30, 2025. For GAAP purposes, we consolidated $423 million of loans and $387 million of ABS issued associated with these investments at June 30, 2025.
(6)    Represents our economic investment in consolidated Servicing Investment variable interest entities. At September 30, 2025, for GAAP purposes, we consolidated $248 million of servicing investments and $151 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At June 30, 2025, for GAAP purposes, we consolidated $263 million of servicing investments and $161 million of non-recourse securitization debt, as well as other assets and liabilities for these entities.
The size of our Redwood Investments portfolio on an economic basis remained relatively flat for the three months ended September 30, 2025. The retention of residential consumer securities from our four Sequoia securitizations during the three months ended September 30, 2025, was offset by sales of third-party securities and the payoff of our multifamily securities upon the call of the underlying securitization.

The following table summarizes the credit characteristics of Sequoia securities and CAFL term securities at September 30, 2025. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 11 – Credit Statistics (1)

September 30, 2025	Sequoia Securities (2)	CAFL Term Securities
(Dollars in Thousands)
Market value	$686,301	$333,457
Notional value	$16,183,000	$2,251,096
Average FICO (at origination)	772	NA
Gross weighted average coupon	5.2%	5.3%
Current 3-month prepayment rate	12%	10%
90+ days delinquency (as a % of UPB) (3)(4)	0.3%	7.7%
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
Legacy Investments Segment
In the second quarter of 2025, we established Legacy Investments as a new reportable segment. This new segment primarily consists of assets no longer aligned with our core strategic objectives, including legacy unsecuritized bridge and term loans, third-party securities portfolios and other non-core Legacy assets, that are in the active process of sale, runoff, or other disposition as part of accelerated strategic repositioning of our business model. These assets were previously included within the Redwood Investments segment. We finance our Legacy assets with a combination of recourse and non-recourse, non-marginable warehouse facilities, non-recourse, non-marginable re-securitization debt, and a portion of a secured, revolving financing facility. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
During the third quarter of 2025, we executed on our plan to accelerate the wind down the Legacy Investments portfolio ahead of schedule by accelerating the repositioning of the Legacy Investments portfolio through approximately $1 billion of dispositions and structured transactions. See further detail in the Investments Detail and Activity section of this segment discussion.
This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale or disposition of assets. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Legacy Investments segment for the three and nine months ended September 30, 2025, the immediate preceding quarter ended June 30, 2025, and the year-to-date period ended September 30, 2024.
Table 12 – Legacy Investments Earnings Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Net interest (loss) income	$(9,052)	$(9,449)	$397	$(16,664)	$9,613	$(26,277)
Investment fair value changes, net	(6,741)	(75,574)	68,833	(91,046)	(19,741)	(71,305)
HEI (loss) income, net	(291)	(13,025)	12,734	(3,205)	35,664	(38,869)
Fee (loss) income, net	(938)	(985)	47	(2,793)	(733)	(2,060)
Other (loss) income, net	(532)	—	(532)	(532)	—	(532)
Operating expenses	(4,105)	(7,491)	3,386	(16,041)	(11,308)	(4,733)
(Provision for) benefit from income taxes	(571)	2,535	(3,106)	1,964	—	1,964
Segment (Loss) Contribution	$(22,230)	$(103,989)	$81,759	$(128,317)	$13,495	$(141,812)

Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our loans and portfolio investments accounted for under the fair value option and related interest rate hedges. See Table 3 in the Consolidated Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 3 relates to fair value changes for investments held at corporate/other).
We hold certain of our investments at our TRS. Activity of this segment that is performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS and our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets at our TRS.
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025
Legacy Investments reported a $22 million segment loss during the three months ended September 30, 2025, driven by Net interest loss of $9 million from continued net interest margin pressure and Investment fair value losses, net of $7 million. During the third quarter of 2025, we transferred a portfolio of unsecuritized bridge loans and REO totaling $484 million in fair value to newly formed partnership structure (the “Legacy Trust”). In connection with this transfer, we recognized a negative $6 million investment fair value change, reflecting adjustments associated with completing the transaction.
Capital allocated to Legacy Investments declined by $63 million or 12% at September 30, 2025 from June 30, 2025, largely due to dispositions and paydowns on our Legacy unsecuritized bridge and term loan portfolios and HEI portfolio. Through October 2025, we further reduced our capital allocated to our Legacy investments through the sale of our SLST re-performing loan securities. Looking ahead, we intend to continue reducing our capital allocation to Legacy Investments, targeting a decrease to approximately 20% by year-end 2025 from 28% at the end of the third quarter. While subject to market conditions and execution timing, we are targeting reducing the percentage of our capital allocated to Legacy Investments down to a range of 0% to 5%. As we execute on this reallocation strategy, we believe there is an opportunity for consolidated returns to improve.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Legacy Investments reported a $128 million segment loss in the nine months ended September 30, 2025, driven by Investment fair value losses, net of $91 million. The second quarter of 2025 included significant fair value adjustments on Legacy unsecuritized bridge and term loans, reflecting both realized and anticipated resolutions as well as credit deterioration in certain vintages. In the third quarter of 2025, we recognized an additional negative $6 million investment fair value change, reflecting adjustments associated with completing the transfer of a portfolio of unsecuritized bridge loans and REO totaling $484 million in fair value to the Legacy Trust.
Investments Detail and Activity
The following table presents a balance sheet summary for our Legacy Investments segment as of September 30, 2025 and June 30, 2025.
Table 13 – Legacy Investments Balance Sheet Summary

(In Thousands)	September 30, 2025		June 30, 2025	Change
Legacy Unsecuritized Bridge Loans	$441,359		$935,946	$(494,587)
Home Equity Investments (1)	147,847		289,545	(141,698)
AFS Real Estate Security (2)	182,006		—	182,006
Residential re-performing loan securities (SLST) (3)	254,322		256,541	(2,219)
Other Assets	119,042		174,316	(55,274)
Economic Value of Legacy Investments	1,144,576		1,656,348	(511,772)
Impact of Consolidation, net	1,160,603		1,297,383	(136,780)
Total Assets	$2,305,179	2953731000	$2,953,731	$(648,552)
(1)At September 30, 2025 and June 30, 2025, represents third-party originated HEI at Redwood, as well as our net investment HEI securitization entities.
(2)On September 30, 2025, we transferred a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust and retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset. See further information in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Footnotes to table 13 continued
(3)Residential re-performing loan securities (SLST) reflects the fair value of the securities we retained from our consolidated Freddie Mac SLST securitization entities. We sold these securities in October 2025. See further information on our VIEs in Note 16 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the third quarter of 2025, we continued to execute on our plan to accelerate the wind down of the Legacy Investments portfolio through $746 million of dispositions and structured transactions. These included the sale of $262 million in fair value of our HEI, and the transfer of $484 million in fair value of Legacy unsecuritized bridge loans and REO assets to the Legacy Trust. These transactions reduced associated recourse debt by more than $300 million and unlocked approximately $115 million of capital.
Additionally, in October 2025, we further reduced this segment's capital base by selling the securities that we had retained from our consolidated Freddie Mac SLST securitization entities totaling $254 million. In conjunction with this agreement, we deconsolidated our securitized re-performing loans and related ABS issued. In addition, we exercised our call of the Freddie Mac SLST re-securitization entity and paid off the underlying ABS issued.
Legacy Unsecuritized Bridge and Term Loan Portfolios
The following table provides the activity of the legacy unsecuritized bridge and term loans during the three and nine months ended September 30, 2025.
Table 14 – Legacy Unsecuritized Bridge and Term Loan Portfolios - Activity

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(in thousands)
Fair value at beginning of period	$935,946	$1,058,612
Advances	—	260,712
Acquisitions	—	43,037
Transfers between segments	2,600	(149,071)
Sales	(439,965)	(518,623)
Transfers to REO	(29,366)	(36,938)
Principal repayments	(29,576)	(130,031)
Changes in fair value, net	1,720	(86,339)
Fair Value at End of Period	$441,359	$441,359
For the three and nine months ended September 30, 2025, gross interest income recognized on Legacy bridge and term loans totaled $8 million and $36 million, respectively. These amounts include a write-off of deferred interest of $0.4 million in the three months ended September 30, 2025 and recognition of $4 million of deferred income during the nine months ended September 30, 2025.
At September 30, 2025, legacy unsecuritized bridge and term loans in this portfolio with an aggregate fair value of $192 million and an unpaid principal balance of $241 million, were greater than 90+ days delinquent. Included in the 90+ days delinquent balance are legacy bridge loans in foreclosure with an aggregate fair value of $17 million and an aggregate unpaid principal balance of $23 million. Additionally, the fair value of REO associated with legacy unsecuritized bridge loans decreased to $24 million at September 30, 2025, from $58 million at June 30, 2025, resulting from the sale of one REO property to the Legacy Trust for $29 million and a decrease in fair value totaling $5 million, partially offset by transfers to REO of $29 million and payoffs of $29 million. Legacy REO properties are actively being marketed and are expected to be resolved over the next few quarters.
During the third quarter of 2025, as part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we transferred a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust. These transfers met the criteria to be accounted for as sales for financial reporting purposes, in accordance with GAAP. As part of the transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an AFS real estate security on our Consolidated balance sheet. See Note 9 for further discussion on the beneficial interest. See Notes 4, 8, 9 and 19 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loan Composition
The following table provides the composition of legacy unsecuritized bridge and term loans by product type as of September 30, 2025.
Table 15 – Legacy Loans - By Strategy Type at Legacy Investments

(In Thousands)	September 30, 2025
BFR (1)	$123,910
SAB (2)	637
Multifamily (3)	267,956
Term	43,964
Other	4,892
Fair Value at End of Period (4)	$441,359
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
At September 30, 2025, the fair value of our Legacy bridge and term loans and associated REO represented 88.4% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. As part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we have revised our underwriting practices to discontinue the active origination of large multifamily loans. Consequently, we expect our exposure to multifamily loans and REO to decline over time as we proactively reduce long-term exposure to the Legacy bridge loan portfolio.
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
Tax Provision under GAAP
For the three and nine months ended September 30, 2025, we recorded tax provisions of $6 million and $17 million, respectively. For the three and nine months ended September 30, 2024, we recorded tax provision of $7 million and $13 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The increase in the tax provision year-over-year was primarily the result of increased GAAP income earned at our TRS in 2025 compared to 2024. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Income Taxes for additional information regarding our tax provision and deferred tax assets.
The One Big Beautiful Bill Act (the “OBBB Act”) was enacted on July 4, 2025. The OBBB Act contains various provisions which will impact the Company, including restoring the taxable REIT subsidiary limit to 25%, permanently reinstating 100% bonus depreciation, and increasing interest deduction limits, among other various federal income tax law changes. The Company has evaluated the impact the OBBB Act had on the consolidated financial statements and determined there was no material impact to the income tax provision during the quarter ended September 30, 2025, and does not expect a material impact on the Company's effective tax rate for 2025.

LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan and HEI warehouse facilities, secured term financing facilities, securities repurchase agreements, a corporate secured revolving financing facility, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities, such as the sale and securitization of mortgage loans. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations and manage hedges associated with those activities, to retain investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, to fund draws on our bridge loan portfolio and other commitments when requested, and to fund our operations.
At September 30, 2025, our total capital was $1.80 billion, consisting of (i) $1.00 billion of equity capital, (ii) $793 million of unsecured and other corporate debt on our consolidated balance sheets (including $124 million of exchangeable debt which was repaid in full in October 2025, $297 million of convertible debt due in 2027, $143 million of senior unsecured notes due in 2029, $89 million of senior unsecured notes due in 2030 and $140 million of trust-preferred securities due in 2037), and (iii) $11 million of promissory notes.
At September 30, 2025, our unrestricted cash and cash equivalents were $226 million. In addition, we recently upsized one facility from $250 million to $400 million, giving us additional drawable capacity. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. In particular, we continue to focus on additional joint ventures with strategic investors who seek to acquire the assets our operations originate and source and/or seek to provide capital to support the growth potential of our operating platforms. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" for additional information regarding these terms that describe our debt.
At September 30, 2025, in aggregate, we had $3.02 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $2.17 billion was marginable and $848 million was non-marginable.
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
During the three and nine months ended September 30, 2025, we repurchased 5.0 million and 6.5 million shares of our common stock for a total cost of $29 million and $38 million. During the three months ended September 30, 2025 we repurchased $3 million of our senior notes. At September 30, 2025, $126 million of the previously approved authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock.
Cash Flows and Liquidity for the Nine Months Ended September 30, 2025
Net cash from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.

Cash Flows from Operating Activities
Net cash used in operating activities increased by $1.73 billion from negative $5.01 billion in the nine months ended September 30, 2024 to negative $6.73 billion in the nine months ended September 30, 2025, primarily due to the increase in residential consumer loan purchases as well as an increase in originations of residential investor loans held for sale associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $6.71 billion of net cash outflows for the nine months 2025 period, compared to $5.08 billion of net cash outflows for the nine month 2024 period), cash flows from operating activities were negative $26 million during the first nine months of 2025 and positive $68 million for the first nine months of 2024.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025, our net cash provided by investing activities was $2.92 billion and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, our net cash provided by financing activities was $3.83 billion. This primarily resulted from $3.06 billion of net borrowings under ABS issued (resulting from the issuance of ten Sequoia securitizations as well as the issuance of ABS through three Sequoia re-securitizations of certain consolidated and unconsolidated Sequoia securities during the nine months ending September 30, 2025, net of related issuance costs), and $892 million of net borrowings on debt obligations. During the nine months ending September 30, 2025, net cash provided from debt obligations included the issuance of $90 million of senior notes, a $93 million recourse subordinate financing facility providing non-marginable debt financing of certain securities retained from our Sequoia securitizations and other third-party securities, as well as the issuance of $50 million of 7.75% senior convertible notes due in 2027 in a private offering.
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following September 30, 2025, include maturing debt obligations, interest payments on debt obligations and ABS issued, payments on operating leases, funding commitments for residential investor and consumer loans, strategic investments, potential repurchases of previously sold or securitized loans, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following September 30, 2025, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans, strategic investments, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Redwood Investments).
At September 30, 2025, we had commitments to fund up to $261 million of additional advances on existing residential investor bridge loans, of which $84 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. At September 30, 2025, we had $1.77 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption Contractual Obligations. For additional information on commitments and contingencies as of September 30, 2025 that could impact our liquidity and capital resources, see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 18 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our 5.75% exchangeable senior notes had an outstanding principal balance of $124 million at September 30, 2025 and were paid off in full in October 2025.
We expect to meet our obligations coming due in less than one year from September 30, 2025 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital including cash on hand.
See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.
Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking operations while we aggregate the loans for sale or securitization.
At September 30, 2025, we had residential consumer warehouse facilities outstanding with $3.37 billion of total capacity and $1.10 billion of available capacity. These included non-marginable facilities with $400 million of total capacity and marginable facilities with $2.97 billion of total capacity. At September 30, 2025, we had non-marginable, residential investor warehouse facilities outstanding available to finance our unsecuritized residential investor loans in our Redwood Investments, CoreVest Mortgage Banking and Legacy Investments segments with $2.18 billion of total capacity and $1.77 billion of available capacity. Borrowing under these facilities used to finance our CoreVest Mortgage Banking loan inventory at September 30, 2025 totaled $170 million. We note that several of these facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our Legacy Investments portfolio at September 30, 2025.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the nine-months ended September 30, 2025, and have other such facilities with scheduled maturities during the next twelve months. See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the loan warehouse facilities used for our Mortgage Banking operations.
In October 2025, we extended our joint venture partnership with an institutional investment manager through September 2028 to support ongoing platform growth for our CoreVest Mortgage Banking segment.
Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" that follows within this section.
Liquidity Needs for our Redwood Investments
At September 30, 2025, in addition to our ABS issued, our investment portfolio was financed with $490 million of secured recourse debt, of which $117 million was marginable and $373 million was non-marginable, and $387 million of secured non-recourse debt that was non-marginable. At September 30, 2025, we have also allocated $48 million of outstanding borrowings from our secured revolving financing facility to finance our Redwood Investments segment. Our secured revolving financing facility may be used to finance both our Redwood Investments, Sequoia and CoreVest mortgage banking operations, as well as Legacy Investments. In October 2025, we increased the commitment amount of our secured revolving financing facility from $250 million to $400 million and extended this facility to September 2028.
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
Liquidity Needs for our Legacy Investments
At September 30, 2025, we financed our Legacy Investments with a combination of recourse and non-recourse, non-marginable residential investor loan warehouse facilities, a recourse non-marginable HEI facility, and non-recourse securitization debt (ABS issued). At September 30, 2025, we have also allocated $202 million of outstanding borrowings from our secured revolving financing facility to finance our Legacy Investments segment.
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
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations, Redwood Investments and Legacy investment portfolios, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible and non-convertible senior debt securities we issue in the public markets and also includes trust preferred securities and promissory notes. Subsequent to quarter end we added $150 million of borrowing capacity to an existing secured credit facility. See Note 18 Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 in Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our unsecured debt obligations.

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
Under many of our mortgage loan and HEI warehouse facilities, our securities repurchase facilities, and our secured revolving financing facility, while transferred or pledged mortgage loans, HEI, or securities are financed under the facility, to the extent the value of the loans, HEI, or securities, or the collateral underlying those loans, HEI, or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at September 30, 2025, only our securities repurchase facilities (with $28 million of borrowings outstanding at September 30, 2025), seven of our residential consumer mortgage loan warehouse facilities (with a combined $2.1 billion of borrowings outstanding at September 30, 2025), and a certificated MSR facility (with $89 million of borrowings outstanding at September 30, 2025) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.
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
At September 30, 2025, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. Our financial covenants require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth and minimum liquidity, as well as financial covenants that require us to maintain recourse indebtedness below a specified ratio. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at September 30, 2025, our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at September 30, 2025, our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $3 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at September 30, 2025, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2024. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible debt. In May 2023, our Board of Directors approved an authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three and nine months ended September 30, 2025, we repurchased 5.0 million and 6.5 million shares of our common stock for a total cost of $29 million and $38 million, respectively. During the three months ended September 30, 2025 we repurchased $3 million of our senior notes. At September 30, 2025, $126 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2025.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2025 - July 31, 2025	1,248	$5.90	1,248	$147,332
August 1, 2025 - August 31, 2025	2,915	$5.82	2,915	$130,368
September 1, 2025 - September 30, 2025	809	$5.83	809	$125,650
Total	4,972	$5.84	4,972

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)
Item 5. Other Information
During the three months ended September 30, 2025, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
First Amendment to Warrant Agreement, dated October 28, 2025, between Redwood Trust, Inc. and CPP Investments (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on October 29, 2025)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, is filed in inline XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates exhibits, if any, that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 7, 2025	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)