Form 10-K
period 2025-12-31
REDWOOD TRUST INC
filed 2026-02-27
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________.
Commission File Number 1-13759

REDWOOD TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	68-0329422
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Belvedere Place,	Suite 300
Mill Valley,	California	94941
(Address of Principal Executive Offices)		(Zip Code)
(415) 389-7373
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.00% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
9.500% Senior Notes Due 2030	RWTQ	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $767,882,919 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 27, 2026 was 124,989,447.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2025 ANNUAL REPORT ON FORM 10-K

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to and sources for raising capital, our ability to pay dividends in the future, our ability to repay maturing debt, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2026 and future years; (iii) statements related to our Sequoia mortgage banking business, including with respect to our positioning to capture market share in 2026 and beyond; (iv) statements related to our investment portfolio; (v) statements related to our CoreVest mortgage banking business, including statements regarding CoreVest's outlook and pipeline of activity for 2026; (vi) statements regarding our expectations for performance of RWT Horizons® portfolio companies; (vii) statements relating to estimates of our available capital; (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2025 and at December 31, 2025, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and outstanding forward sale agreements at quarter-end; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2026; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, including our expectations regarding realization of our deferred tax assets, and our estimates of REIT taxable income and TRS taxable income.
Important factors, among others, that may affect our actual results include:
•adverse economic and market conditions—including in housing, real estate, mortgage finance, and broader financial markets;
•changing benchmark interest rates—and the Federal Reserve’s actions and statements;
•federal, state, and local legislative and regulatory developments, and actions by governmental authorities and entities;
•our ability to compete successfully;
•our ability to adapt our business model and strategies;
•strategic business and capital deployment decisions we make;
•our use of financial leverage;
•our exposure to a breach of our cybersecurity or data security;
•the impact of public health events such as pandemics;
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
ii

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
•regulatory risk related to HEI, including recharacterization or regulation as mortgage loans;
•our failure to comply with applicable laws and regulation, including our ability to obtain or maintain required governmental licenses;
•our ability to maintain our status as a REIT for tax purposes;
•our ability to raise, manage, and deploy capital;
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
iii

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to make quality housing, whether rented or owned, accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded securities. Our aggregation, origination, and investment activities have evolved to incorporate a diverse mix of residential consumer and residential investor housing credit assets. We operate our business across four reportable segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments, and Legacy Investments.
Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a continued commitment to technological innovation that supports disciplined, risk‑minded growth. Our primary sources of income are net interest income from our investments and non-interest income from our mortgage banking activities. Net interest income primarily consists of the interest income we earn on investments, less the interest expense we incur on borrowed funds and other liabilities. Non-interest income from mortgage banking activities is generated through the origination and acquisition of loans, and their subsequent sale, securitization, or transfer to our investment portfolios.
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
Our Business Segments
We operate our business in four segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. Following is a further description of these segments:
Sequoia Mortgage Banking
This segment consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio. We typically acquire residential consumer mortgages and the related mortgage servicing rights on a flow basis from our extensive network of loan sellers. Securities that we retain from our Sequoia securitizations are transferred to and held in our Redwood Investments segment. This segment also includes various financial instruments, including derivatives and securities, that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale within this segment.
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, commonly referred to as "Expanded" loans. These loans, which primarily include bank statement and Debt Service Coverage Ratio ("DSCR") loans, are designed for prime-quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S. housing market. The results of Aspire are currently included within our Sequoia Mortgage Banking segment.
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
CoreVest Mortgage Banking
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our Redwood Investments portfolio or into joint ventures. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (fixed and floating-rate loans with maturities that generally range between 12 and 36 months, typically used to finance transitional properties or value-add strategies).
Residential investor term loans include both larger balance and smaller balance mortgage loans secured by stabilized residential real estate (primarily 1-4 units detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Our smaller balance term loans are referred to as DSCR loans, which are fixed or floating rate loans underwritten primarily on the basis of the property's debt service coverage ratio, rather than the borrower's personal income, and designed for stabilized rental properties.
Residential investor bridge loans include both larger balance and smaller balance mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. Our smaller balance bridge loans are referred to as Residential Transition Loans (“RTL”) loans, which are short-term, typically fixed-rate loans secured by 1-4 units residential properties that are commonly used by investors to acquire, renovate, or reposition properties prior to stabilization or exit.
We typically distribute most of our loans through our CAFL® private-label securitization program, through whole loan sales, transfers into our Redwood Investments portfolio or into sales into one of our joint ventures. We have established joint ventures with two separate institutional investment managers, one to invest in residential investor bridge loans originated by CoreVest and another to invest in residential investor bridge and term loans originated by CoreVest. We administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income from its inventory of loans held-for-sale, securities utilized for interest rate hedging purposes, as well as mortgage banking activities, net which includes origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, and gains/losses from associated hedges. Fee income associated with our administration of joint ventures and other loan-related administrative functions is also included in this segment. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
Redwood Investments
This segment consists of retained operating investments sourced through our Sequoia securitizations and CoreVest term and bridge loan securitizations, some of which we consolidate for GAAP purposes, and other third-party securities.
In the second quarter of 2025, as a part of the Company's accelerated shift towards a scalable and simplified operating model, legacy unsecuritized bridge and term loan portfolios, our consolidated re-performing loan securitization entities, and other non-core legacy assets historically held in this segment were formally reclassified to the newly established Legacy Investments segment. This reclassification did not impact our consolidated financial results but served to streamline reporting and better align Redwood’s disclosure with its strategic focus. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
We primarily target investments with sensitivity to housing credit risk, sourced through our operating platforms where we control the underwriting and collateral review. Going forward, the Redwood Investments portfolio will focus on retained interests from the Company’s own securitizations and other investment vehicles, rather than third-party securities, consistent with Redwood’s strategic shift toward internally originated investments.

This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
Legacy Investments
This segment consists of assets no longer aligned with our core strategic objectives, including legacy unsecuritized bridge and term loans, residential re-performing loan securities and other non-core legacy assets, that are in the active process of sale, runoff, or other disposition as part of accelerated strategic repositioning of our business model. These assets were previously included within the Redwood Investments segment. This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of assets. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
Consolidated Securitization Entities
We sponsor our SEMT® (Sequoia) securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities which we have determined to be VIEs and in which we have a controlling financial interest. We refer to certain Redwood Sequoia (previously Redwood Select) prime loans as the "consolidated Sequoia entities."
We also sponsor our CAFL® securitization program, which we use for the securitization of residential investor term and bridge loans. We are required under GAAP to consolidate the assets and liabilities of certain CAFL securitization entities which we have determined to be VIEs and in which we have a controlling financial interest. We refer to these securitization entities as the "consolidated CAFL entities."
In addition, we have co-sponsored securitizations of Home Equity Investments ("HEI"). We are required under GAAP to consolidate the assets and liabilities of HEI securitization entities which we have determined to be VIEs and in which we have a controlling financial interest. We refer to these securitization entities as "HEI securitization entities."
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
Human Capital/Corporate Responsibility
Redwood’s management, under the oversight of the Board of Directors, formulates Redwood’s approach to human capital and corporate responsibility matters. Redwood’s corporate mission of making quality housing, whether rented or owned, accessible to all American households is integrated with, and linked to, our approach to corporate responsibility and to the long-term sustainability and profitability of our business. From a human capital perspective, Redwood invests in programs that attract, retain, develop, and care for our people, as we believe our human capital resources are critical to supporting our ability to generate long-term value for our shareholders and to fulfill our mission.
Human Capital Resources
As of December 31, 2025, Redwood employed 351 full-time employees, including our executive officers, 245 (or 70%) of which are directly engaged in our Mortgage Banking platforms, Sequoia (inclusive of Aspire) and CoreVest. At CoreVest, 162 employees (46%) directly engaged in originating loans to borrowers. The remainder are spread across the Investment Portfolio and Corporate functions. Our employees are generally dispersed across our offices, including in California, Colorado, New York, North Carolina, and Oregon, while certain of our employees work on a fully remote basis. Redwood’s talented employees are core to the sustainability and long-term success of Redwood and we invest in programs that attract, retain, develop, and care for our people. Cultural priorities and values are closely intertwined with our overarching business strategy and we believe these priorities support Redwood’s ability to fulfill our mission, generate long-term value for our shareholders and the communities which we serve and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.
Employee Talent & Development
We are focused on and committed to developing and advancing our employees through targeted learning programs that build specific job-based skills and leadership capabilities across the company. We offer a variety of training opportunities for our employees including programs for managers of people and development programs for rising leaders. In addition, we offer a menu of skills-based training for all employees and support for specific ongoing education and professional certifications. We regularly assess the talent and skills of our workforce and prioritize the promotion or transfer of current employees for open roles. Feedback and coaching are core to our overall people development programs and our performance management process is designed to foster specific and frequent performance discussions. We believe that attracting and retaining a qualified workforce with a variety of perspectives, personal and professional experiences and backgrounds supports the long-term sustainability of our business and operations and we strive to create qualified candidate pools for any open positions across the company. Our summer internship program is structured and organized to provide opportunities for students while creating a pipeline of future talent for the company.
Employee Retention
We regularly evaluate our ability to attract and retain our employees. Voluntary employee turnover remained relatively low at 8.8% for 2025.
Community Giving
Being involved with and giving back to our communities is an important aspect of our culture. We strive to have a positive impact on the communities where we live and work and support the future development and well-being of our communities. We designate corporate grants for a variety of non-profit organizations and causes; this has historically included equal housing and affordability, education and poverty. In addition, we have an employee-led foundation that manages and raises funds for a variety of charitable causes. All employees are invited to participate through various fundraising initiatives and by submitting grant requests for causes that they are passionate about. Volunteerism is also important at Redwood, and we regularly sponsor community events and provide paid time off for volunteer activities.
Employee Benefits
We offer a competitive compensation structure to our employees, including short- and long-term financial incentives, generous health and welfare benefits including a wellness stipend to be used for fitness and wellness services, paid family leave, fertility benefits, employee service awards, reimbursement for mortgage and renter’s insurance and paid time off to promote a healthy work/life balance. We also offer all employees the ability to participate in our Employee Stock Purchase Plan ("ESPP"), which incentivizes stock ownership among our employees by providing the opportunity to purchase Redwood common stock at a discounted price through payroll deductions.
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
Competition
We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, investment advisors, insurance companies, residential investor originators, and other specialty finance companies and financial institutions, as well as investment funds, venture capital investors, and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us (including, on occasion, by former employees of ours). Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, engaging in securitization transactions, and in other aspects of our business may lead to a decrease in the opportunities and returns available to us. For additional discussion regarding our ability to compete successfully, see the risk factor below under the heading “We are subject to intense competition and we may not compete successfully" in Part I, Item 1A of this Annual Report on Form 10-K.
Federal, State and Local Regulatory and Legislative Developments
Our business is affected by conditions in the housing and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential housing (including both owner-occupied and rental housing), and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, institutional ownership of residential housing, and the participants in residential housing-related industries than they would with respect to other industries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on mortgage foreclosures, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Moreover, to the extent we participate in markets that as-yet do not have fully developed regulatory frameworks or responsibilities, such as the market for HEI, we are subject to a heightened risk of new, enhanced, or changing regulation that is adverse to our business or burdensome to comply with. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal, state and local governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, HEI, and other assets we own or may acquire in the future, which effects may be material. For additional discussion regarding federal, state and local legislative and regulatory developments, see the risk factor below under the heading “Federal, state, and local legislative and regulatory developments, and actions by governmental authorities and entities, may adversely affect our business and the value of, and returns on, mortgages, mortgage-related securities, HEI, and other assets we own or may acquire, including by reducing the availability of, or increasing the cost of, our warehouse mortgage financing” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 27, 2026, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 10, 2024 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.
Item 1A. Risk Factors
Summary of Risk Factors
The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our equity or debt securities to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
Risks Related to our Business and Industry (Page 8)
•adverse economic and market conditions, including in housing, real estate, mortgage finance, and broader financial markets;
•changing benchmark interest rates and the Federal Reserve’s actions and statements;
•federal, state and local legislative and regulatory developments and the actions of governmental authorities and entities;
•our ability to compete successfully;

•our ability to adapt our business model and strategies;
•strategic business and capital deployment decisions we make;
•our use of financial leverage;
•our exposure to a breach of our cybersecurity or data security;
•the impact of public health events such as pandemics;
Risks Related to our Investments and Investing Activity (Page 13)
•our exposure to credit risk and the timing of credit losses within our portfolio;
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
Operational and Other Risks (Page 22)
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
•exposure to claims and litigation, including litigation arising from loan or HEI origination, investment, and securitization transactions;
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
Risks Related to Legislative and Regulatory Matters Affecting our Industry (Page 35)
•the impact of changes to U.S. federal income tax laws on the U.S. housing market, mortgage finance markets, and our business;
•regulatory risk related to HEI, including recharacterization or regulation as mortgage loans;

•the impact of state and local rent control or rent stabilization laws on the value of rental properties;
•our failure to comply with applicable laws and regulation, including our ability to obtain or maintain required governmental licenses;
Risks Related to Redwood's Capital, REIT and Legal/Organizational Structure (Page 39)
•our ability to maintain our status as a REIT for tax purposes;
•our ability to raise, manage, and deploy capital;
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
Other Risks Related to Ownership of Our Capital Stock (Page 42)
•our stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends;
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

Risks Related to our Business and Industry
Adverse economic and market conditions, including in housing, real estate, mortgage finance, and broader financial markets, have affected, and may continue to affect, our business, our financial results, and the values and returns of the real estate-related and other assets we own or may acquire.

Our business activity, profitability, asset values, and cash flows depend on U.S. and global economic conditions. Negative economic developments, including inflation, slower growth or recession, changes in fiscal or monetary policy (including Federal Reserve actions and benchmark interest rate shifts), international geopolitical events, political dynamics associated with the Trump administration, rising U.S. government debt, bank failures, weakness in housing and other real estate markets, rising unemployment, and domestic and global events such as pandemics or epidemics are likely to adversely impact our results.

Elevated inflation has driven higher and more volatile interest rates, which have reduced the fair value of many of our assets and affected our earnings, origination and acquisition volumes, ability to securitize or sell assets, cost of capital, liquidity, and ability to pay dividends. Higher rates may impair certain borrowers’ ability to make interest payments, refinance, or repay loans we hold for investment or for sale or securitization, as well as loans underlying mortgage-backed securities (MBS) and similar investments we own, increasing delinquencies and losses, as further discussed in these Risk Factors.

Ongoing government support for Fannie Mae and Freddie Mac (also referred to as "the Agencies") has sustained their dominance in mortgage finance and securitization, inhibiting private-sector securitization and potentially disadvantaging us given our role in transacting in the non-Agency sector of the mortgage finance market assuming non-Agency mortgage credit risk, including through SEMT® (Sequoia) and CAFL® (CoreVest) securitizations we sponsor. Although reform or privatization of Fannie Mae and Freddie Mac (including ending their conservatorships) is a stated federal policy objective of the Trump administration, the timing, substance, and impact of any reforms are uncertain and could negatively affect our competitiveness. In addition, the Federal Reserve’s termination of large-scale Agency MBS purchases and subsequent reductions of its MBS holdings have reduced overall demand for MBS, including private-label securities we issue, and further reductions or sales could continue to pressure demand.

Our ability to fund our business and investment strategy depends on access to sufficient capital, which in turn depends on market conditions. We cannot assure you that acceptable capital will be available to us when needed. If market disruption or other factors limit our access to capital, we may be unable to fund planned growth, which would harm our business and financial results.

Changing benchmark interest rates, and the Federal Reserve’s actions and statements, have affected, and may continue to affect, fixed income and mortgage finance markets in ways that adversely impact our business and financial results, our loan origination and acquisition volumes, and the values and returns of real estate-related investments and other assets we own or may acquire.

Federal Reserve policy actions and communications influence market expectations and can disrupt our business, the value and returns of our portfolio of real estate-related investments, and the pipeline of mortgage loans we own or may originate or acquire. After significantly tightening monetary policy from 2022 through 2024, by curtailing Agency MBS purchases and repeatedly increasing the federal funds rate in response to inflation and tight labor markets, since 2024, it has gradually loosened policy by slowing its balance sheet reduction measures and cutting the federal funds rate. These actions and signals affect rates, spreads, and mortgage-asset valuations which are central to our business.

Even with policy easing, mortgage rates remain elevated and volatile relative to pre-2022 levels. If benchmark interest rates remain elevated or rise again, the supply of mortgage loans available for purchase or origination, and our ability to compete to acquire or originate them, could be negatively impacted due to lower refinance activity and by increased competition from large commercial banks that may operate with a lower cost of capital, including where Federal Reserve policies affect banks more favorably than us. The Federal Reserve’s balance-sheet reinvestment choices—especially continued curtailment of reinvestment into Agency MBS—may also influence MBS demand and spreads. We cannot predict the timing, direction, or market impact of future Federal Reserve actions, and each of these dynamics could adversely affect our earnings, business, and financial condition.

Rising benchmark interest rates generally decrease the value of fixed-rate mortgage loans and securities we own and of loans identified for origination or purchase, and increase the cost of our short- and long-term borrowings used to finance those assets and our business, as discussed below in these Risk Factors.

Certain aspects of our business may also be negatively impacted by declining interest rates, including by reducing the values of our mortgage servicing rights, interest-only certificates, and related assets, and increasing prepayments on higher-coupon loans. In addition, if financial markets interpret Federal Reserve actions or statements as signaling looser monetary policy and price in rate cuts that do not occur, we may experience a market correction in the values of our corporate securities. We cannot predict the extent or duration of any of these impacts.

Federal, state, and local legislative and regulatory developments, and actions by governmental authorities and entities, may adversely affect our business and the value of, and returns on, mortgages, mortgage-related securities, HEI, and other assets we own or may acquire, including by reducing the availability of, or increasing the cost of, our warehouse mortgage financing.

Housing and real estate markets, and many market participants (including Fannie Mae and Freddie Mac), are subject to extensive laws, regulations, and executive orders. Because residential housing and real-estate finance are frequent policy priorities, governmental authorities may more readily take actions affecting housing finance, landlord-tenant and lender rights, and housing market participants. Actions by regulators, courts, or legislatures regarding mortgage or housing-related contracts, including HEI, such as voiding or modifying contract provisions, adverse enforceability rulings, recharacterizing or regulating HEI as mortgage loans, or further restricting foreclosures, could reduce earnings and asset values, impair loss-mitigation, and increase the probability or severity of losses.

In 2025, several states proposed restricting certain business entities, pooled funds, and institutional purchasers from acquiring or holding interests in single-family homes, including through purchase caps, penalties, or tax measures, often without tailored exemptions. In early 2026, the Trump administration issued an executive order seeking to prevent large institutional investors from acquiring single-family homes. If enacted, these restrictions could, among other effects, limit single-family home acquisitions and ownership, force divestitures, restrict security interests and foreclosure-related ownership, and impose significant taxes—potentially affecting issuers of MBS and other pooled vehicles. Such laws could materially harm borrowers in our residential investor loan programs, reduce origination, acquisition, securitization, or sale opportunities, and prompt curtailment of residential consumer lending in affected states, which would adversely impact our business and earnings.

Regulatory frameworks for newer markets, such as HEI, remain unsettled. As discussed further in these Risk Factors, federal and state-level regulatory compliance enforcement and litigation related to HEI have intensified. In early 2026, we received a request for information from the Washington State Department of Financial Institutions related to Redwood’s origination and ownership of HEI entered into with residents of Washington State. These developments increase the likelihood that some jurisdictions will treat HEI as extensions of mortgage credit or as reverse mortgages, with attendant licensing, disclosure, and substantive compliance requirements, and penalties for noncompliance.

Government oversight and participation in our markets can also indirectly impact us. In 2023, the Federal Reserve, Federal Deposit Insurance Corporation (FDIC), and OCC issued the “Basel III Endgame” capital rules for large banks. After extensive industry comment, Federal Reserve leaders have since indicated that broad and material changes were warranted and the rule would be re-proposed for additional public comment, with potential recalibration and scope changes under consideration; however, the timing and substance of any such changes remain uncertain. Stakeholders have warned that certain calibrations to these rules, particularly for securitization exposures, could reduce mortgage origination and sale volumes and raise borrowing costs, including by affecting wholesale financing such as the warehouse facilities we use. Early analyses of a potential re-proposal suggest lower aggregate capital increases than the initial 2023 draft, but outcomes are not final and impact assessments vary. Accordingly, if a final rule materially increases bank capital requirements for mortgage or securitization activities, our access to and cost of warehouse financing could be adversely affected, and our loan volumes, business, and the value and returns of our mortgage and MBS assets could be negatively impacted.

Other regulatory actions may also increase costs. Conforming loan limits rose on January 1, 2025 and again on January 1, 2026, which may reduce the supply or value of non-Agency loans and adversely affect our residential business. The Securities and Exchange Commission (SEC) adopted enhanced climate-related disclosure rules and California enacted climate-risk and emissions-related disclosure laws, although both are currently paused in litigation. Implementation of the final rules could increase our public-company compliance costs and the risk of misreporting newly mandated metrics.

Past interventions illustrate other potential impacts. During COVID-19, statutes (including the CARES Act) and Agency actions enabled broad payment forbearance and imposed foreclosure and eviction moratoria. Following the 2008 financial crisis, reforms altered the regulation of financial institutions, products, and markets, including accounting and capital standards. Heightened scrutiny and enforcement priorities—e.g., mortgage servicing, real-estate valuations, credit reporting, automated decision-making, and anti-discrimination—by the Consumer Financial Protection Bureau (CFPB), Federal Trade Commission (FTC), U.S. Department of Justice (DOJ), state regulators, and attorneys general could further increase our compliance costs and the costs of assets we acquire.

We cannot predict the timing, form, or impact of governmental actions or their unintended effects. Such actions may adversely—and possibly materially—affect our business and financial results and we may be unable to respond in ways that avoid negative impacts.

We are subject to intense competition and we may not compete successfully.

We face intense competition for investments, for acquiring, originating, selling, and securitizing loans, and across other aspects of our business. Competitors include commercial, regional, and community banks, other mortgage REITs, Fannie Mae and Freddie Mac, broker-dealers, investment advisors and funds, insurance companies, specialty finance companies, residential investor-loan originators, and other investors, including newly formed firms (formed on occasion by our former employees). Many competitors have greater resources, lower funding costs, broader distribution, or higher risk tolerances, enabling them to pursue a wider range of assets and offer more favorable terms. Competition can reduce opportunities and compress returns, adversely affecting our business and financial results.

Governmental actions also pose significant competitive threats. Fannie Mae and Freddie Mac buy loans and conduct securitizations. Before 2008, their conforming loan limit for single-unit homes in the continental U.S. was $417,000. Since 2008 it has been raised, and as of January 1, 2026 the maximum in certain high-cost areas is $1,249,125, encroaching on our addressable market of non-conforming loans. The Agencies have been in conservatorship since 2008 and effectively operate as government instrumentalities. Future legislation or executive/regulatory actions, including potential steps by the Trump administration to end conservatorship and privatize one or both enterprises, are uncertain. With ongoing governmental support, the Agencies finance a significant share of the mortgage market and compete aggressively given their size and low cost of funds. Privatization could expand their activities and make them even more formidable competitors. Absent changes that limit their role (e.g., to loan limits or guarantee fees), Agency competition will remain significant or increase. If home prices fall while conforming loan limits stay constant, more loans would likely qualify as conforming, further encroaching on our addressable market.

Additionally, the Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) guarantee qualified residential mortgages. FHA/VA loans accounted for roughly 27% of 2025 U.S. originations (through September 30, 2025) by dollar volume. The federal government’s ability—through the Agencies and FHA/VA—to finance large portions of the market at comparatively low funding costs represents substantial competition that could adversely affect our business.

Our business model and strategies, and our actions (or inactions) to implement and adapt them, entail risk and may not succeed.

Since the 2008 financial crisis, U.S. real estate, mortgage, and related capital markets have undergone significant change due to government interventions and new banking and mortgage-finance regulations. Future federal actions affecting Fannie Mae and Freddie Mac and broader housing finance, along with a final Basel III Endgame proposal, if implemented, remain uncertain. Other factors, including a rising or sustained elevated interest-rate environment (which would reduce refinance volumes), secular shifts in rent-versus-own preferences, and trends in housing cost and supply (including potential action by the Trump administration to build on surplus federal land), may further reshape industry conditions. Our business methods and financing model are evolving; if we fail to develop, enhance, and execute strategies responsive to these changes, our business and financial results may be adversely affected. New ventures and strategic shifts can expose us to new or different risks that we may not effectively identify or manage, as further discussed within these Risk Factors.

Our competitive landscape and the products and investments for which we compete also change with market conditions. Trends or sudden shifts, such as a final Basel III Endgame proposal, changes in the roles of Fannie Mae and Freddie Mac, adjustments in credit-rating agency criteria or processes, or broader U.S. economic changes, could impair our competitiveness if we do not respond effectively, adversely affecting our business and financial results.

We have historically relied on MBS issued by securitization entities we sponsor as a significant funding source for our residential consumer and residential investor mortgage banking businesses. As discussed below in these Risk Factors, securitization volumes vary year-to-year, and we may be unable to execute such transactions regularly or on acceptable terms. We also depend on whole-loan sales as a distribution channel and alternative to securitization. Market conditions have at times limited this activity in recent years. A prolonged disruption in whole-loan or securitization markets could adversely affect our earnings, growth, and liquidity.

We may pursue joint ventures or form investment vehicles or funds with third-party investors to purchase loans, or other assets and to earn fees or incentives; for example, since 2023 we have established two joint ventures with large institutional investors to invest in residential investor loans originated by CoreVest. Additional similar initiatives, including establishing joint ventures that invest in residential consumer mortgage loans, may not succeed.

Decisions we make about business strategy, investments, and capital allocation may not improve our results.

In recent years we expanded our mortgage banking activities to include acquiring and originating residential investor loans through CoreVest, accelerated the wind down of our Legacy Investments portfolio, and began investing in and originating HEI, including through Aspire. We launched RWT Horizons® to invest in early-stage, strategically aligned companies, changed the size and composition of our investment portfolio, and formed joint ventures with third parties to purchase mortgage loans from us.

These types of initiatives, together with developments in our focus on our core mortgage banking businesses and transition to a capital-light business model, are intended to grow mortgage banking revenues, broaden operations, and enhance our profitability. We raise equity and debt (secured and unsecured) and allocate capital among these initiatives based on our analysis of economic and market conditions, secular housing demand, and competitive dynamics. Our analyses may be wrong or fail to identify risks or competitive threats. For example, in the second quarter of 2025, we accelerated the wind down of our Legacy Investments portfolio and incurred associated losses as we moved forward with liquidations, term financings, or other resolutions for these assets, in order to redeploy capital into our mortgage banking business. We may incur additional losses, which could be significant, as we continue to wind down the Legacy Investments portfolio, and our reallocation of capital into our core mortgage banking businesses may fail to improve our profitability. As another example, we incurred losses in 2020 from materially reducing our portfolio amid COVID-related financing disruptions, and we have incurred losses on certain RWT Horizons® investments. If initiatives are not well-founded or cannot adapt to changing economic, market, regulatory, competitive, or other conditions, or if capital raising, allocation, and deployment do not support profitable growth, our revenues, profitability, book value, and competitiveness may be adversely affected.

Pursuing new businesses, expanding operations, or changing portfolio mix exposes us to new or additional risks. For example, originating and investing in HEI entailed novel financial, operational, and compliance risks, including evolving regulation and risks of direct-to-consumer origination. RWT Horizons® and our joint ventures also introduced distinct financial, operational, and regulatory risks. We may pursue registration with the SEC as an investment advisor to support the growth of these initiatives and our transition to a capital-light business model, and this may introduce additional risks. We may engage in activities or make investments with greater credit exposure (e.g., structurally subordinated interests or assets underwritten to expanded criteria, including subordinate-lien consumer mortgages). Our use of technology, including artificial intelligence (AI), may increase exposure to cyberattacks, IT outages, third-party dependencies, and risks from flawed development, configuration, or deployment.

We periodically raise capital via common stock, preferred stock, and debt (including convertible debt), including issuances since 2023 of $67 million of preferred stock, $124 million of common stock, $335 million of unsecured debt, and $90 million of convertible notes, and warrants to purchase approximately 6.6 million shares of common stock. Additional shares may be issued upon conversion of debt, exercise of warrants, under employee plans (including distributions on prior awards), and to fund merger and acquisition activity. Existing stockholders may be unable to participate in these issuances and may be diluted, and our uses of proceeds may not generate expected returns. If we do not make prudent decisions about raising, managing, and allocating capital, our business and results may be adversely impacted.

Strategic, financing, and investment decisions may fail to improve long-term profitability, leave less capital for higher-return opportunities, necessitate dilutive equity issuances, harm our reputation, constrain financing or capital-raising, or have other unforeseen consequences—any of which could materially adversely affect our business and results of operations. Activist stockholders may also seek changes to our strategy, investments, financing, or capital raising. Such activist campaigns—often focused on near-term measures (such as restructurings, increasing leverage, special dividends, stock repurchases, or asset/enterprise sales)—can be costly, divert management and Board attention, and adversely affect results.

Decisions about returning capital, including through dividends or repurchases of common stock, preferred stock, or convertible/other debt, may likewise fail to improve results. Our Board has authorized repurchases of common stock, preferred stock, and debt (including convertible debt). During 2025, we repurchased $53 million of common stock, and we repurchased or repaid $126 million of outstanding corporate debt securities. At December 31, 2025, we were authorized to repurchase up to approximately $111 million of common stock, $70 million of preferred stock, and remained separately authorized to repurchase outstanding debt. Repurchases reflect our view of relative value and capital structure at the time; however, alternative uses of capital may prove more accretive, and unforeseen needs may arise. Past or future repurchases may not improve results and could impair our ability to execute plans, meet obligations, access financing, or raise capital, which could be materially adverse.

Our use of financial leverage exposes us to heightened liquidity risks, including margin calls and acceleration of repayment from defaults and cross-defaults.

We finance (and hedge interest rate risk relating to) mortgage loans, securities, and other assets in our investment portfolio and mortgage banking pipelines through various borrowing facilities and derivatives. These arrangements typically require us to pledge collateral, make representations and warranties, and comply with operating and financial covenants (such as minimum tangible net worth and liquidity and maximum recourse leverage), margin call provisions, and events of default and cross-default provisions that expose us to liquidity risks. Many of our financing facilities are uncommitted, allowing lenders to decline to make new advances to us.

Our financing facilities include marginable structures (i.e., subject to the lender’s determination of the market value of pledged collateral) and non-marginable structures that can still trigger margin calls based on objective tests (e.g., loan delinquency or other credit events, property value declines evidenced by appraisal/BPO, extended financing periods for mortgage loans, exceeding concentration limits, reference-rate movements, or adverse regulatory changes). For example, we could be subject to a margin call on non-marginable debt if an appraisal indicates a decline in the value of the property securing the financed mortgage loan, or based on the occurrence of a triggering credit event impacting the financed mortgage loan followed by a decline in the market value of the financed mortgage loan (as determined by the lender). Broad home-price declines could increase margin exposure, particularly for assets financed during periods of elevated valuations.

Market stress can rapidly increase margin calls. In early 2020, COVID-related volatility reduced the market value of financed loans and securities, producing significant margin calls that we met with cash or by posting additional collateral, or by selling assets, sometimes under adverse conditions, to fund these margin calls and/or to fund repayment of associated indebtedness. Margin calls may again require cash or collateral we cannot provide, force asset sales, or cause breaches of minimum liquidity covenants. Significant declines in the value of our assets, including loans and securities, can also breach net-worth and leverage covenants, requiring immediate repayments under financing facilities, terminating availability under affected facilities, and triggering cross-defaults to other indebtedness we have.

Future mortgage-credit volatility—driven by macroeconomic, geopolitical, regulatory, or other events—may again depress values of mortgage loans and MBS and prompt further margin calls. Failures by other market participants to meet their margin calls could force liquidations that pressure prices and result in additional margin calls on our financed loans and securities. Delinquencies on financed mortgage loans may also trigger margin calls or loan repurchases. Rapid interest rate increases in 2022–2023 contributed to elevated delinquencies in residential-investor bridge loans, triggering margin calls and, at times, ineligibility for financing that required full repayment. Increased delinquencies and alleged representation-and-warranty breaches on certain residential-investor term loans have led to repurchases from securitizations, adversely affecting liquidity and our ability to securitize, finance, or sell assets. We may receive additional margin calls and may be unable to meet them, resulting in events of default, acceleration, cross-defaults, and potentially bankruptcy or insolvency.

Representations, warranties, and covenants in our financing agreements relating to litigation can be breached if claims exceed thresholds or could have a material adverse effect on our business. During the pandemic, one loan seller sued us and others asserted demands relating to our loan purchase activity. Exceeding specified litigation thresholds could have triggered defaults, accelerated repayment, and cross-defaults under our financing agreements.

Our short-term whole loan warehouse and securities repurchase financings generally mature within 365 days and 90 days, respectively. Renewals may be on less favorable terms or require additional collateral (functionally similar to a margin call). If a counterparty declines renewal, alternative financing may be difficult because financing counterparties often finance only securities they or their affiliates sold to us. Failure to obtain replacement financing would heighten the liquidity risks described above.

Leverage magnifies these liquidity risks, including from unforeseen shocks to economic or market conditions. For additional information on liquidity and leverage-related risks, see Part II, Item 7 of this Annual Report.

Maintaining information security and complying with data-privacy and technology laws are critical; a cybersecurity or data incident, or a violation of such laws, could materially harm us.

In acquiring or originating mortgage loans, mortgage servicing rights, and other assets, we obtain non-public personal information about borrowers. Since 2010, we have acquired more than 100,000 residential mortgage loans and servicing rights, in addition to residential-investor loans and HEI.

We maintain information-security measures, but they may be inadequate or compromised by external or internal actors, including hackers, cyber-attacks, malware, denial-of-service, phishing, social-engineering, and ransomware, as well as employee or vendor error or malfeasance. Threat actors increasingly use AI. Even sophisticated cyber-related defenses can fail due to human error, and attacks may remain undetected or dormant. We have experienced unauthorized IT access and social-engineering-related fraud, including fraudulent wire-transfer activity, and incurred immaterial losses in the past; however, we cannot predict or quantify the adverse impacts of any future incidents.

We are subject to evolving federal and state data privacy laws and regulations governing the collection, use, transfer, retention, and protection of personal information, and granting data-subject rights. We are also subject to emerging AI laws, including Colorado’s AI Act which imposes requirements on developers and deployers of “high-risk” AI systems aimed at preventing algorithmic discrimination in “consequential decisions” (including lending and housing). Other jurisdictions have proposed or enacted similar measures. These regulatory regimes are developing, may be inconsistent across jurisdictions, costly or difficult to implement, and may require changes to our business practices. Noncompliance with these laws and regulations, or failure to adhere to our public privacy notices, could lead to regulatory inquiries, enforcement, private litigation, fines, penalties, and other liabilities, any of which could be material.

If personal information is compromised, whether on our systems or those of our service providers with whom we share such data, we may face statutory or actual damages and significant costs (including costs related to investigation, notification, credit monitoring, regulatory fines/penalties, and potential ransom payments), as well as operational disruptions, reputational harm, and loss of business, revenues, and profits.

Several regulators (including the SEC, FTC, and state regulatory and law enforcement agencies) require reporting of certain security incidents in prescribed formats and timeframes; failures to comply could result in penalties or legal action. Publicized security issues affecting us or key third parties (of ours or our vendors/counterparties) may also damage our reputation with loan sellers/buyers, borrowers, customers, investors, and other counterparties. These risks may grow as we expand web-based offerings, rely more on cloud services, and utilize external cybersecurity tools and vendors.

Our business depends on communications and information systems, including for loan acquisition/origination activities, liability management, internal controls, and interest-rate hedging. A failure or interruption of our systems, or critical third-party systems, including due to ransomware, could impede operations and, if prolonged, have a material adverse effect on our business, results of operations, and financial condition.

Public health events (including pandemics such as COVID-19) have adversely affected, and may again affect, our business, liquidity, and results.

Public health crises outside our control can disrupt U.S. and global economies and financial and real estate markets, and affect our financial condition and core operations, including mortgage acquisition, origination, and distribution; investment-portfolio activity and valuations; liquidity; and our workforce. For example, the COVID-19 pandemic caused significant volatility and ongoing repercussions across economies, markets, and supply chains.

A pandemic can impair mortgage banking and asset performance. Government responses may drive unemployment higher and depress real-estate financing activity; borrowers and tenants may miss or seek forbearance on mortgage loan payments; and credit risk on our assets may rise during severe market stress. Policy actions (including by the Federal Reserve) can also move interest rates and credit spreads sharply, reducing asset values and altering mortgage loan borrower prepayment behavior, each of which could materially adversely affect results.

A pandemic can also constrain capital markets and liquidity. Disruptions may limit access to short- or long-term financing for loans, MBS, and other real estate assets; disrupt securitizations; or restrict our ability to execute them. Lenders may reassess exposure, curtail uncommitted capacity, or increase borrowing costs. Investor demand for loans we originate or acquire, for MBS we issue—SEMT® and CAFL®—or for other assets may decline, further pressuring liquidity and returns.

The impact of a future public health crisis on the economy, our liquidity, financial condition, and results could be material. Many risk factors in this Item 1A were directly or indirectly affected during COVID-19 and could be again with a resurgence or new epidemic.

Risks Related to our Investments and Investing Activity
The nature of our assets and investments exposes us to credit risk that could adversely affect asset values, earnings, dividends, cash flows, liquidity, and our business.

Credit Risk Overview

We assume credit risk primarily through (i) securities backed by residential consumer, residential investor, and multifamily loans and (ii) direct investments in those loans. We may also take credit risk through financing or risk-sharing transactions relating to such loans or associated servicing rights. Credit losses can arise from, among other things, fraud; weak underwriting or servicing; adverse economic conditions; increases in loan payments; real-estate/property value declines; lower rents or higher delinquencies in single-family and multifamily rentals; epidemics/pandemics; natural disasters and climate effects (e.g., flooding, drought, wildfires, severe weather); uninsured losses; over-leverage; environmental remediation; zoning/code changes; war/terrorism; legal and regulatory changes; and borrower-specific events (income loss, divorce, health issues).

Additionally, residential investor and multifamily loans and securities face the same drivers of loss and additional risks: many are interest-only or otherwise non-fully amortizing, so repayment often depends on refinance or sale at maturity, and performance is sensitive to rental-market conditions. The rapid interest rate increases in 2022–2023 stressed certain residential investor bridge loans, elevating delinquencies and driving realized/unrealized losses. Further losses on these loans are possible. Additionally, alleged representation-and-warranty breaches on some residential investor term loans have led to repurchases from securitizations, pressuring liquidity and our ability to securitize, finance, or sell assets.

Loss timing and severity may also be affected by modifications, liquidation delays, documentation errors, or servicer actions. A U.S. economic or housing downturn could increase losses beyond current expectations. Rising short-term interest rates increase required payments on adjustable-rate loans we hold directly or via securitizations, which can increase delinquencies and defaults.

Tranche Position and Servicing-Advance Risk

We often own subordinate and mezzanine securities with concentrated credit risk, including first-loss securities providing credit enhancement by incurring losses before more senior securities. Over-valuation of the property securing a mortgage at origination or subsequent value declines in the property can accelerate principal losses on our holdings of loans and securities to the extent sufficient collateral is not available to satisfy the borrower’s obligations. For residential securities, servicers may stop advancing delinquent interest payments when continued advances are deemed unrecoverable, which can reduce values and impair projected cash flows.

Whole-Loan and Risk-Sharing Exposures

For loans we own directly, we bear losses after borrower equity is exhausted. We have also committed to absorb specified losses on certain conforming loans sold to the Agencies under risk-sharing arrangements. Mitigation actions may be ineffective and can increase ultimate loss.

Small-Business Borrower Risk

Loans to small, privately held investor-borrowers involve heightened business and financial risk, limited public information, and reliance on our due diligence. Insufficient diligence, errors in our diligence, and borrower fraud or misrepresentation have resulted in extensions of credit we would not otherwise have made, and we have incurred substantial losses on impacted loans. Borrower/industry downturns may coincide with collateral deterioration, leading to additional losses.

Product-Feature Risk

Many residential investor and multifamily loans we own feature partial amortization, negative amortization, hybrid/adjustable-rate mortgage features, or balloon payments. Loans with these features carry greater default and loss severity risk, especially when interest rates rise, than fully amortizing fixed-rate loans.

Geographic Concentration and Catastrophe Risk

Regional economic downturns can depress property values and raise defaults where our exposures are concentrated. Natural disasters and climate impacts can cause abrupt value declines; insurance may be unavailable or insufficient, leading to higher foreclosures and losses. We have significant exposure to California for residential consumer loans and, for residential investor and multifamily exposures, concentrations in Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, New Jersey, New York, Ohio, Oregon, Texas, and Washington (see Notes 7–8 to the Financial Statements within this Annual Report).

Loss Timing

Losses incurred soon after origination, investment or securitization may disproportionately harm our returns. Elevated delinquencies and cumulative losses in securitized pools can delay our receipt of principal and interest and lower economic returns. Timing is affected by borrower creditworthiness and willingness to pay, and by laws or programs enabling modification, forbearance, bankruptcy, or rent relief.

Limits of Risk Management

We attempt to manage risks of credit losses by evaluating investments for impairment indicators and establishing GAAP reserves, but reserves and liquidity buffers may prove insufficient. Higher-than-expected losses can reduce GAAP earnings, cash flows, asset values, access to short-term borrowings, and our ability to securitize or finance assets. Our efforts to manage credit risk directly may fail for many reasons, including ineffective or uneconomic quality control, underwriting reviews, and loss-mitigation; counterparties including insurers, servicers, trustees, and custodians may fail to perform; the value of properties collateralizing loans (the primary source of funds for recoveries) may decline; rents on rental properties collateralizing residential investor loans may decline; and foreclosure delays can increase loss severities.

Credit-Rating Limitations

Credit ratings generally assess the risk of receipt of principal and interest payments on debt securities. Ratings may not reflect the risk of fair-value volatility or other factors that affect the value of debt securities, may not be adjusted on a timely basis in response to subsequent events, and can change abruptly, including due to changes in rating agency methodology. Downgrades can reduce values and cash flows of investments we own. Criteria and models used to rate securities backed by real-estate loans, HEI, and other assets may be revised as rating agencies gain data, potentially to the detriment of issuers and investors and affecting the mix of investment-grade/non-investment-grade issuance.

Payment Forbearance Risk—Residential Consumer

Residential mortgage loan borrowers may fail to make scheduled payments due to inability or unwillingness, or due to forbearance/modification programs (government-mandated or otherwise). For example, federal legislation in response to the COVID pandemic allowed many borrowers to receive forbearance relief and stop making payments. Nonpayment can materially impair the value of loans and securities we own, including whole loans, Sequoia securities, third-party residential mortgage-backed securities (RMBS), mortgage servicing rights (MSRs), excess MSRs, and servicer-advance investments. Delinquencies can redirect cash flows away from us and require us to fund principal and interest advances, or tax and insurance advances. Federal assistance programs may not apply to our predominantly non-Agency eligible assets. These effects can materially harm our financial condition, results, and cash flows.

Payment Risk—Multifamily and Residential Investor

Multifamily and residential-investor loans and related securities face similar risks, but tenant nonpayment may amplify borrowers’ stress. A significant share of our residential-investor exposure is short-term bridge lending on non-income-producing renovation/construction properties. Since 2023, delinquencies in this portfolio have risen and borrowers have sought to renegotiate terms, including by seeking payment forbearance or waivers, interest rate reductions, or maturity extensions. For example, in 2025 we modified loans with approximately $129 million of unpaid principal balance (UPB) including by providing rate reductions and interest deferrals combined with new borrower capital, and extended maturities on loans with approximately $733 million of UPB. Construction or rehabilitation of these properties may be delayed or halted by operating disruptions or moratoria. These factors can materially reduce the value of related loans and securities.

Changes in mortgage or HEI prepayments, and HEI payment amounts, could reduce our earnings, dividends, cash flows, and liquidity.

The returns on most securities, loans, and HEI we own depend on the rate of prepayment or early termination of the underlying mortgages or HEI and payment amounts under HEI agreements. While prepayments typically slow in rising-rate environments and increase when rates fall, actual behavior is difficult to predict and can change rapidly. Adverse shifts in rates or payment amounts can reduce cash flows and earnings, reduce the fair value of many assets, and constrain our borrowing capacity. Because our effective yields and valuations rely on prepayment estimates that may prove imprecise, variability in prepayments can introduce earnings volatility and affect our ability to securitize assets.

Certain holdings are especially sensitive to prepayments, including interest-only (IO) securities, (MSRs and excess MSRs. As an IO or MSR owner, we are entitled to receive a portion of borrower interest payments on the associated loan (single-family or multifamily residential loans). Accelerated prepayments on associated loans reduce cash flows from IOs and MSRs and may cause losses on IOs, MSRs and excess MSR investments.

Some residential investor loans we originate or hold permit prepayment without penalty and/or allow maturity extensions at the borrower’s option. Because these options are borrower-controlled, we may not accurately estimate cash-flow duration and earnings, and our ability to finance these loans may be adversely affected.

Interest-rate fluctuations may reduce earnings and increase earnings volatility.

Changes in interest rates, the relationships among rates associated with different durations (e.g., yield curve shape), and rate volatility may negatively affect our earnings and financial results by decreasing the value of fixed-rate loans and securities in our investment portfolio or pipeline, altering loan and HEI prepayment rates, restricting liquidity, and weakening credit performance. We hedge some, but not all, interest rate risk but our hedges may be imperfect, and we may change our hedging mix over time.

A portion of the loans and securities we own (or may acquire) have adjustable interest rates, so cash flows and reported earnings vary with changes in rates. We fund these assets with a mix of equity, fixed-rate debt, and floating-rate debt. Funding assets with mismatched rate profiles (e.g., funding fixed-rate assets with floating-rate debt) can reduce earnings and fair values when rates move. We may use derivatives to mitigate rate mismatches, but such strategies may not succeed.

Higher interest rates generally reduce the value of many assets (other than IOs, MSRs/excess MSRs, and adjustable-rate assets), limiting earnings, securitization or sale activity, and liquidity. They can also curb borrowers’ ability or willingness to pay or refinance and can depress property values, raising credit losses. The rapid rate increases in 2022–2023 contributed to elevated delinquencies in our residential-investor bridge portfolio, resulting in decreased earnings and realized credit losses; further stress, including additional losses, is possible in this portfolio. Higher rates also reduce mortgage originations, especially refinancings, limiting new asset acquisition. For residential-investor loans secured by rental properties, if rising interest expense is not offset by higher rents, delinquencies may increase and loan or security values may decline. Higher rates also raise our own financing costs as facilities are renewed or mature. For example, during 2024 and 2025, we had approximately $267 million of unsecured corporate debt mature that was effectively refinanced at significantly higher rates.

When short-term rates exceed long-term rates (yield-curve inversion), prepayments on adjustable-rate residential loans may increase, reducing returns on IOs and MSRs associated with such loans.

The interest rate environment is influenced by unpredictable geopolitical and macroeconomic events (e.g., pandemics/epidemics, wars, trade disputes, sanctions, inflation and employment data, changes in U.S. presidential administrations and Congress, government shutdowns, or sovereign debt rating changes in the U.S., U.K., Eurozone, or China). Adverse developments can disrupt the economy and markets, increase borrowing costs, strain counterparty strength, and reduce the value of our assets—negatively affecting the availability and cost of our short-term financing, our business, and our financial results.

We have significant investment and reinvestment risks.

New assets we acquire or originate may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share or stockholders’ equity over time.

Assets we acquire, originate, or invest in may not generate our expected economic returns or GAAP yields, and realized cash flows may be materially lower than anticipated, including negative returns on new investments, originations, or acquisitions. To maintain portfolio size and earnings, we must reinvest a portion of the cash flows received from principal repayments, interest, and asset sales. Many of our assets generate monthly principal and interest payments, and certain MBS may be redeemed prior to maturity. In addition, we may sell assets as part of our portfolio and capital management strategies. Principal repayments, redemptions, and asset sales generate cash but also reduce the size of our existing portfolio.

If assets we acquire or invest in earn lower GAAP yields than those currently held, our reported earnings per share may decline over time as existing assets are paid down, redeemed, or sold, assuming comparable expenses. Under the effective yield method we apply to certain assets, GAAP yields are based on assumptions regarding future cash flows, and a portion of cash received may reduce the asset’s basis. As a result of these factors, our GAAP accretion/amortization basis may be lower than the current fair values of these assets. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, and such yields may not be available on newly acquired assets. Future economic conditions, including credit results, prepayment patterns, and interest rate trends, are difficult to project accurately over the life of the assets we acquire, and reported returns may therefore be volatile over time.

Our growth may be limited if assets are not available or not available at attractive prices.

To reinvest cash flows from payments we receive on existing investments and deploy raised capital, we may seek to originate, acquire, or invest in new assets. If asset availability is limited or pricing is unfavorable, we may be unable to originate, acquire, or invest in assets that generate attractive returns. Asset supply may decline if originations decrease or if there are fewer secondary-market sales of seasoned assets. In particular, assets we view as offering favorable risk-adjusted returns may not be available for purchase or origination.

We do not originate residential consumer loans and therefore rely on the broader origination market to supply the types of loans we seek to invest in. At times, origination volumes may decline significantly due to rising interest rates, heightened credit concerns, tighter underwriting standards, increased regulation, or concerns about economic growth or housing values. For example, during 2019 and 2020, mortgage interest rates declined and remained low through 2021, resulting in elevated industry-wide origination volumes driven largely by mortgage borrowers' refinancing activity. By contrast, from 2022 through 2023, increases in the federal funds rate led to materially higher mortgage interest rates. Although the Federal Reserve began reducing short-term benchmark rates in

September 2024, long-term mortgage rates remained elevated. If long-term interest rates remain elevated or increase, refinance and purchase origination volumes are likely to decline and may not return to prior levels, making it more difficult for us to acquire loans and securities. Similar conditions could also reduce origination volumes at our residential investor loan platform, limiting assets available for transfer to our investment portfolio, sale, or securitization.

We originate residential investor loans, but we may be unwilling to offer loan proceeds or interest rates that borrowers find acceptable or that are competitive, which could reduce loan origination volumes. In addition, the supply of newly issued RMBS collateralized by residential consumer mortgage loans may decline if securitization economics are unfavorable or if regulatory requirements discourage or limit participation in securitization markets. Further, a lack of demand for triple-A rated securities could significantly reduce the availability of subordinate real estate securities.

We have entered into credit risk-sharing arrangements with Fannie Mae and Freddie Mac and invested in credit risk transfer securities under which we are compensated for assuming credit losses on new conforming loans or participating in similar risk-sharing or transfer structures. We may continue to make such credit-related investments and may pursue recent initiatives to grow our mortgage banking businesses and increase loan origination and acquisition volumes. Although these initiatives present potential opportunities for capital deployment, they may not generate meaningful or attractive investment opportunities due to competition from other investors, regulatory constraints, or federal housing finance reform initiatives affecting Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested, and may continue to invest, in a range of real estate and non-real-estate assets that differ from our traditional investments or may be riskier, for example, assets in subordinate lien positions. We may also engage in securitizations, transactions, joint ventures, services, investment fund management, and other operating businesses that differ from those we have historically pursued. For example, in recent years we expanded our mortgage loan purchases to include residential investor bridge loans and residential investor term loans. Since 2019, we have acquired three residential investor loan origination platforms, CoreVest (2019), 5 Arches (2019), and Riverbend (2022), which we combined into a single platform for originating residential investor loans. These acquisitions have increased our holdings of residential investor whole loans and our issuance and ownership of securities backed by such loans under the CAFL® securitization label. We have also made, and may continue to make, strategic investments in internal or third-party residential consumer and residential investor mortgage origination platforms and through our RWT Horizons® venture investing initiative. In addition, in recent years we have invested in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, HEI and HEI-backed securities, excess MSR investments, servicer advance investments related to residential mortgage loans, and a multifamily fund focused on workforce housing. We have also pursued, and may continue to pursue, joint ventures or investment vehicles with third-party investors to acquire loans, HEI, or other assets and to earn related fees, incentives, or other income.

Any of these actions may expose us to new, different, or heightened investment, operational, financial, regulatory, or management risks. Many of these investments are complex and highly structured and involve partnerships or joint ventures with co-investors or co-sponsors, which may limit liquidity. In addition, for transactions with novel or complex structures, the associated risks may not be fully understood by market participants.

As discussed further in these Risk Factors, originating and investing in HEI presents new business, operational, and regulatory risk, including the risk that HEI may be recharacterized or regulated as mortgage loans by courts, legislation, or regulatory agencies. Financing for such non-traditional investments may be limited or costly, reducing liquidity and investable capital. If our assumptions regarding property values or appreciation are incorrect, returns may decline, and if property values fall or our ability to enforce HEI terms is constrained, we may incur losses, including a total loss of our investment. Investments in HEI, or residential consumer, residential investor loans, or other assets secured by subordinate/junior liens, or in securities backed by such assets, also involve risks that are greater than, or not present in, senior-lien products, including increased loss severity due to the subordinate lien position, and risk of loss related to home price appreciation (or depreciation). Our assumptions may prove incorrect, market conditions may change, or we may be exposed to higher-than-expected rates of delinquency, default, foreclosure, or litigation, any of which could have a negative impact on our financial or operational results related to these acquisitions and to our business as a whole

As another example, one of our excess MSR investments includes a related investment in servicer advances financed with non-recourse debt. Although non-recourse financing generally limits losses to the value of the collateral, a default could result in a complete loss of our servicer advance investment and the associated excess MSRs. In addition, when this financing matures, we may be unable to renew it on favorable terms, or at all, which could adversely affect the value of our investment. Additional discussion of these risks is included in Part II, Item 7 of this Annual Report.

As another example, in connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, we made assumptions regarding the cash flows and investments expected to be generated from these businesses. In addition, originating and investing in residential investor mortgage loans exposes us to risks different from those associated with our traditional residential mortgage banking activities, including higher potential rates of delinquency, default, foreclosure, and litigation.

We may invest in non-real-estate asset-backed securities (ABS), corporate debt, or equity, including various types of IO securities from residential consumer, residential investor, and multifamily securitizations sponsored by us or others. These investments may involve higher credit and prepayment risks, increasing our potential exposure to losses. We may also invest in non-U.S. assets, which may expose us to currency risk (which we may choose not to hedge) and differing credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. In addition, our RWT Horizons® venture investing platform focuses primarily on early-stage businesses in the real estate, lending, and financial technology sectors. These investments may take various forms, including convertible debt or equity, and involve unique risks, including the risk of a total loss of the amount invested. We have experienced losses on certain of these investments and may incur losses in the future. Such investments may expose us to new or heightened risks that we did not anticipate, which could adversely affect financial returns. Further, investments in certain assets or businesses may create a risk that the income or activities associated with those investments could cause us to fail to satisfy the requirements to maintain our REIT status or our exemption from registration under the Investment Company Act, as further discussed in these Risk Factors.

Our capital strategy includes pursuing joint ventures and investment vehicles or funds with third-party investors to acquire loans, HEIs, or other assets originated by our operating platforms or sourced through our mortgage banking and investment activities, and, where applicable, to earn related fees, incentives, or other income. These initiatives may expose us to risks different from those associated with our traditional mortgage banking activities and may not be successful, including any efforts to engage in providing investment advisory services. In addition, such initiatives may require us to register as an investment adviser with federal or state regulators, resulting in increased regulatory compliance costs and related risks.

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in investments that differ from, and may be riskier than, those we have previously made or described. Changes in strategy or financing may increase our exposure to interest rate risk, default risk, and real estate market volatility. Decisions to increase leverage could amplify these risks, while decisions to reduce leverage could lower investment returns. In addition, certain recent investment activity involves financing incurred by joint venture entities we do not control, which is not reflected on our balance sheet. Changes in our strategy may also result in investments in new asset classes or different allocations among asset categories. For example, we have expanded our mortgage banking and investment activities through initiatives such as acquiring and originating residential investor term and bridge loans, completing the acquisitions of CoreVest, 5 Arches, and Riverbend, and optimizing portfolio size and target returns. We have also made, and may continue to make, strategic investments in residential consumer and residential investor mortgage origination platforms, our RWT Horizons® venture investing initiative, subordinate and non-performing loan-backed securities, multifamily securities, HEI and HEI-backed assets, excess MSR and servicer advance investments, and multifamily loan and property investment funds. In addition, since 2023, we have formed joint ventures with large institutional investors to purchase loans we originate, and we may continue to pursue similar joint ventures, investment vehicles, or funds with third-party investors to acquire loans, HEI, or other assets from us or other sources and to earn related fees, incentives, or other income. These initiatives may target investments with different return profiles or employ leverage differently than in the past. We may also determine to increase our exposure to securities backed by non-prime or subprime residential mortgage loans or assets secured by junior liens, which could increase investment risk and adversely affect returns. Conversely, we may adopt more conservative investment or financing strategies that reduce risk but also lower returns, which could also adversely affect our financial performance.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

We seek to manage certain risks associated with acquiring, originating, holding, selling, and managing real estate loans and securities, HEI, and other real estate-related investments. However, no risk management can eliminate the variable nature of the cash flows, fair values, or financial results generated by these assets. Changes in credit performance, prepayment or settlement rates, and interest rates affect cash flows and values, and the impact may be significant for assets with concentrated risk exposures. For example, cash flows from HEI we originate, acquire, or securitize depend on the timing of HEI settlements, which typically occur upon sale or refinancing of the underlying home but may take thirty (30) years or longer. If few HEI settle over extended periods, or if settlements generate limited proceeds due to declines in property values or other adverse conditions, cash flows from HEI we own, or HEI-backed securities we hold, may be significantly lower than forecasted. Variability in cash flows affects returns on investment and the level and volatility of reported income. Because revenue on certain assets is based on estimates of yield or value over the asset’s remaining life, changes in expected cash flows may require immediate adjustments to reported earnings, including the recognition of losses, increasing volatility of earnings. In addition, both our GAAP results and non-GAAP performance measures may be volatile. Ongoing SEC scrutiny of non-GAAP metrics has required changes to our presentation or calculation methods and may require additional changes in the future, further contributing to variability and volatility in reported results.

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, increased earnings volatility, and volatility in our book value.

The fair values of our assets and liabilities, including derivatives, may be volatile and changes in fair value can affect our revenue and income. Fair values may change rapidly due to movements in interest rates, perceived risk, supply and demand dynamics, and actual or projected cash flows, including prepayments and credit performance. Declines in fair value do not necessarily reflect deterioration in future cash flows. Fair values of illiquid assets are difficult to estimate, which may increase volatility in our earnings and book value.

For example, the value of real estate-related securities in our investment portfolio are subject to changes in credit spreads, which reflect the yield demanded by the market based on their credit profile relative to a specific benchmark, and are a measure of the perceived risk of the investment. Fixed-rate securities are generally valued using a spread over fixed-rate U.S. Treasuries or swap rates of similar maturity. Until recently, many floating-rate securities were valued based on a market credit spread over LIBOR and, recently (due to the cessation of LIBOR in 2023), another floating-rate index such as the Secured Overnight Financing Rate (“SOFR”) or the American Interbank Offered Rate (“Ameribor”), and such valuations are affected by changes in SOFR, Ameribor, or other index spreads. An increase in supply or decrease in demand for these securities may cause the market to require higher yields, resulting in wider spreads and lower asset values. For example, market volatility during the COVID pandemic and the regional banking crisis in early 2023 led to significant declines in the market value of our securities portfolio during 2020 and 2023, respectively. Since 2022, interest-rate volatility and other economic factors, including the regional banking crisis, have again caused spreads to increase and reduced portfolio values. Conversely, decreasing spreads would generally increase the value of our real estate-related securities. Changes in the market value of our securities portfolio may affect our net equity, net income, and cash flows, directly through unrealized gains or losses on available-for-sale securities and indirectly through impacts on our borrowing capacity and access to capital. Widening credit spreads have contributed to, and may continue to contribute to, net unrealized losses recorded in accumulated other comprehensive (loss) income or retained earnings, which have reduced, and may further reduce, our book value per share.

For GAAP purposes, we mark to market most assets and certain liabilities on our consolidated balance sheets, and valuation adjustments on certain assets, liabilities, and most derivatives are reflected in our consolidated statements of (loss) income. Assets funded with particular liabilities or hedges may be subject to different mark-to-market treatment than the related liability or hedge. If we sell an asset that has not been marked to market through earnings at a price below its cost basis, we may be required to recognize a loss, reducing reported earnings.

Our loan sale profit margins generally reflect gains or losses from the period between identifying a loan for purchase and its sale or securitization. These margins may include market valuation changes, hedging gains or losses, and transaction expenses. However, under GAAP, these components may be recognized unevenly across reporting periods, which may increase volatility and cause reported results to differ from the underlying economics of our business activity.

Our calculations of the fair value of the securities, loans, HEI, MSRs, derivatives, and certain other assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.

We report the fair value of securities, loans, HEI, MSRs, derivatives, and certain other assets on our consolidated balance sheets. In determining fair value, we rely on market-based assumptions, including assumptions regarding interest rates, prepayment speeds, home price appreciation, discount rates, credit losses, and the timing of such losses. These assumptions are inherently subjective and require significant management judgment, particularly for illiquid assets for which observable market prices are not available. Different assumptions could materially affect our fair value measurements and financial results, as further discussed in these Risk Factors. For additional information, see Note 5 to the Financial Statements included in this Annual Report on Form 10-K.

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the residential consumer, residential investor, multifamily, and other securities we own, as well as the residential consumer loans, residential investor loans, and HEI we hold or originate, are generally illiquid, with limited pools of potential buyers, particularly on short notice. At times, a substantial portion of our assets may be illiquid, and market turbulence may further reduce liquidity. As a result, we may be unable to sell assets when desired or at favorable prices, or may incur significant losses if sales are required.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations, and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2025, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities and other liabilities of consolidated entities for which we are not liable) were approximately $4.9 billion. We may incur additional indebtedness in the future to meet financing needs. Our level of indebtedness could have significant adverse effects on our business, results of operations, and financial condition, including by:

•	increasing our vulnerability to adverse economic, market, or industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of operating cash flows to be used to service debt, reducing cash available for other purposes;

•	requiring asset sales to repay maturing debt or satisfy margin calls;

•	reducing our flexibility in planning for, or reacting to, changes in our business;

•	causing dilution to existing stockholders from the exercise of warrants or the conversion of convertible or exchangeable securities into common stock; and

•	placing us at a competitive disadvantage relative to less leveraged competitors or those with greater or lower-cost access to capital.

We cannot assure you that we will maintain sufficient cash reserves or generate operating cash flows adequate to pay principal, any premium, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash or otherwise obtain necessary funds to meet our payment obligations, or if we fail to comply with the terms of our outstanding indebtedness, we could be in default. Such a default could permit lenders to accelerate maturities and trigger cross-defaults under other indebtedness. Any default could have a material adverse effect on our business, results of operations, and financial condition. For additional information regarding our indebtedness, see Part II, Item 7 of this Annual Report.

Our use of financial leverage could expose us to increased risks.

We generally fund residential consumer and residential investor loans acquired or originated for future sale or securitization using a combination of equity and short-term debt, and we also invest in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we seek to enhance returns on invested equity. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if borrowing costs or related hedging costs increase relative to asset earnings, if we are subject to margin calls or forced to sell pledged collateral under adverse market conditions. In addition, our debt financing arrangements include financial covenants, such as minimum tangible net worth or stockholders’ equity, minimum liquidity, or maximum recourse leverage ratios. Failure to comply with these financial covenants could result in defaults, forced collateral liquidation under unfavorable conditions, and limits on our ability to incur additional debt to fund operations, as further discussed in these Risk Factors and in Part II, Item 7 of this Annual Report.

The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.

Our ability to fund our business and investment strategy depends on obtaining warehouse, repurchase, or other debt financing on acceptable terms. For example, while aggregating mortgage loans or other assets prior to sale or securitization, we generally finance those assets through borrowings under warehouse, repurchase, or credit facilities and other short-term financing arrangements.

We cannot assure you that we will be able to establish or maintain sufficient sources of short-term debt when needed. Many of our short-term financing arrangements are not committed, allowing lenders to limit or decline additional borrowings for any reason.

Because of the short-term nature of this financing, lenders may also decline to renew our short-term debt upon maturity or expiration, making continued access to short-term financing difficult. During periods of market stress, such as during the COVID-related market dislocations in 2020 or the regional banking crisis in early 2023, lenders may reduce or withdraw liquidity, making it difficult or costly to renew short-term borrowings as they mature. If counterparties are unwilling or unable to provide financing on acceptable terms, or if borrowing costs rise materially, our business and financial results could be adversely affected. Lenders’ ability to fund us may also change for reasons unrelated to our performance, as occurred when one of our borrowing facilities was affected by lender insolvency following the early 2023 banking crisis. Further, our ability to increase borrowing capacity under existing facilities may be constrained by our ability to raise equity capital, which may not be available on favorable terms or at all.

Hedging activities may reduce earnings, may fail to reduce earnings volatility, and may fail to protect our capital in difficult economic environments.

We seek to hedge certain interest rate risks, and at times prepayment risk and fair value exposure, by aligning the characteristics of our assets and related current or anticipated liabilities and by entering into interest rate agreements. The number and scope of these agreements may vary over time. We generally seek to enter into interest rate hedging agreements that provide an appropriate and efficient means of managing exposure to changes in interest rates.

The use of interest rate hedging agreements and other hedging instruments may reduce long-term earnings if the risks being hedged do not materialize. We generally hedge to seek to mitigate the effects of short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from a securitization transaction, or to stabilize the future cost of anticipated securities issuances. Hedging strategies may not achieve these objectives. For example, during market dislocations in 2020 related to the COVID pandemic, we determined that our interest rate hedges were no longer effective in hedging asset values and terminated substantially all outstanding hedges, resulting in realized losses. Although we have since re-established certain hedging activities, there can be no assurance that future market or financial conditions will allow us to maintain an effective interest rate risk hedging program. Even under normal market conditions, hedging loan acquisition pipelines may be ineffective due to loan fallout or other factors. In addition, interest rate hedging may increase short-term earnings volatility, particularly if we do not elect certain accounting treatments for our hedges or hedged items. Declines in the fair value of hedging instruments may not be offset by increases in the value of hedged assets or liabilities and increases in hedge values may not fully offset declines in hedged positions. Changes in fair values of interest rate agreements may also require us to post significant cash or other collateral.

We may also hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other financial instruments, and may enter into long or short credit derivative transactions linked to real estate assets. These derivatives may expose us to additional risks, including liquidity risk if no active market exists, basis risk resulting from interest rate movements that may require cash payments or cause value declines, and counterparty risk if a counterparty is unable or unwilling to perform its obligations.
Our earnings may fluctuate from period to period due to the accounting treatment of certain derivatives or related assets or liabilities whose terms do not align with those of the derivatives, or due to our inability to qualify for hedge accounting treatment for certain hedging instruments.

We enter into derivative contracts that may expose us to contingent liabilities and those contingent liabilities may not appear on our balance sheet. We may invest in synthetic securities, credit default swaps, and other credit derivatives, which expose us to additional risks.

We enter into derivative contracts, including interest rate swaps, options, “to-be-announced” forward contracts (TBAs), and futures, that may require us to make cash payments in certain circumstances. These obligations represent contingent liabilities that may not be reflected on our balance sheet, and our ability to satisfy them depends on asset liquidity and access to capital and cash. Funding these obligations could adversely affect our financial condition.

We may also invest in synthetic securities, credit default swaps, or other credit derivatives referencing real estate securities or indices. These instruments may involve risks greater than those of the referenced securities or indices and are contractual arrangements and not acquisitions of referenced securities or other assets. As a result, we have no enforcement or ownership rights with respect to the underlying assets, and if a counterparty becomes insolvent, we would be treated as a general creditor with no claim of title with respect to the referenced security.

Hedging activities may subject us to increased regulation.

The Dodd-Frank Act increased regulation of companies, including Redwood and certain of our subsidiaries, that enter into interest rate hedging agreements and other hedging instruments and derivatives. As a result, we or certain subsidiaries could be required to register as, and be regulated as, a commodity pool operator or commodity trading advisor. If we are unable to maintain applicable exemptions, our business or financial results could be adversely affected. In addition, requirements for central clearing of certain swap transactions, as well as margin, capital, and other regulatory requirements applicable to swap markets and participants, may increase the cost or reduce the availability of hedging transactions and may limit our ability to use swaps in securitization transactions.

Our results could be adversely affected by counterparty credit risk.

We are exposed to credit risk arising from the counterparties with whom we do business, including the risk that a counterparty may fail to perform its contractual obligations, which is generally heightened during periods of economic stress. The economic effects of the pandemic and the regional banking crisis in early 2023, and related market volatility, have at times triggered additional periods of economic slowdown or recession, and such conditions have jeopardized, and could again jeopardize, the solvency of certain counterparties. In addition, counterparties may seek to reduce credit exposure through offsetting, or “back-to-back,” hedging transactions, and a counterparty’s ability to settle a synthetic transaction may depend on the performance of its own counterparties. The risks associated with these arrangements may differ materially from those of exchange-traded transactions, which typically are backed by clearing organization guarantees, daily mark-to-market settlement, and regulatory capital and segregation requirements. Transactions entered into directly between counterparties generally lack these protections and therefore expose us to increased counterparty default risk. Moreover, enforcing our rights against an insolvent counterparty may present practical or timing challenges.

If a counterparty to our borrowings becomes insolvent, we may be unable to recover the full value of our pledged collateral. Insolvency of one or more financing counterparties could also reduce available financing, limit our ability to leverage assets, and prevent us from obtaining replacement financing on attractive terms, or at all. For example, following the regional banking crisis in early 2023, one of our borrowing facilities was affected by lender insolvency. If a counterparty to our interest rate or other derivative agreements becomes insolvent, or interprets such agreements unfavorably, we may be unable to realize hedge benefits, may lose pledged cash or collateral, or may be required to unwind these agreements at a loss. If a counterparty that sells us residential consumer or residential investor mortgage loans becomes insolvent or is acquired, we may be unable to enforce repurchase rights for breaches of representations and warranties and could incur losses on delinquent loans. Similarly, if a sub-servicer becomes insolvent or fails to perform, delinquencies and credit losses may increase and we may not receive funds when due, or at all. We attempt to diversify our counterparty exposure and (except with respect to loan-level representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategies may not be effective, and our earnings and cash flows could be adversely affected.

Operational and Other Risks
Through certain of our wholly-owned subsidiaries we have engaged in the past and plan to continue to engage in acquiring residential consumer and residential investor mortgage loans and originating residential investor mortgage loans and HEI with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and may continue to engage, in acquiring residential MSRs and in originating and acquiring HEI. These types of transactions and investments expose us to potentially material risks.

Acquiring and originating mortgage loans and other assets with intent to sell to third parties generally requires us to incur debt, including short-term debt on a recourse or non-recourse basis, to finance the accumulation of these assets. This type of debt may not be available to us, or may be available only on an uncommitted basis, even in cases where a line of credit had previously been made available or committed to us. In addition, the terms of any available debt may be unfavorable or may impose restrictive covenants that could limit our business and operations, and any breach of such covenants could result in losses and restrict our ability to borrow in the future. When we originate or acquire assets for sale, we make assumptions regarding the cash flows and market values of those assets. If these assumptions prove incorrect, or if market values or other conditions change, the resulting sale may be less favorable than anticipated and could negatively affect our financial results.

Furthermore, if we are unable to complete the sale of these assets, our business and financial results could be negatively affected. We have limited capacity to hold residential consumer loans, residential investor loans, and other assets on our balance sheet, and our business is not structured to retain the full volume of assets we routinely acquire or originate for sale. If demand for whole-loan or HEI purchases weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to obtain financing for these assets, which could impair our ability to continue acquiring or originating loans or other assets in the short or long term.

Additionally, mortgage loan borrowers that have been or continue to be negatively impacted by rising interest rates, pandemic disease, natural disasters, or other adverse economic conditions may fail to remit principal and interest payments on a timely basis, or at all. To the extent borrowers do not make required payments, the value of the mortgage loans we own will likely be impaired, potentially materially, as further discussed within these Risk Factors.

Before originating or acquiring loans, HEI, or other assets for sale, we may conduct underwriting and due diligence on various aspects of the asset. In doing so, we rely on resources and data available to us, which may be limited, as well as on investigations performed by third parties. In some cases, we may conduct due diligence only on a sample of a loan, HEI, or asset pool and assume that the sample is representative of the entire pool. Our underwriting and due diligence processes may fail to identify matters that could lead to losses. If our underwriting is insufficiently robust, if our due diligence is inadequate or limited in scope, third parties provide inaccurate or fraudulent information, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses may occur if a counterparty that sold us a loan or other asset (or that is the obligor, or related to the obligor, of a residential investor loan we originate or acquire) refuses or is unable (e.g., due to its financial condition) to repay or repurchase the asset or pay damages to us if we determine subsequent to purchase that representations or warranties made in connection with the sale or origination were inaccurate. In addition, when we originate mortgage loans or other assets secured by real estate, we may rely on title insurance companies and their agents to conduct title reviews and, when applicable, issue title insurance regarding the validity and priority of the mortgage or lien interests we expect to receive as collateral. If the title review is inaccurate or the title insurance company or its agent fails to properly perform its procedures (whether due to error, misconduct, or fraud), as has occurred in the past and may occur again in the future, we may be unable to successfully establish the mortgage or lien or appropriate priority, which may impair our ability to realize on the value of the collateral if the borrower or obligor fails to fulfill their obligations to us. Moreover, to the extent we seek recourse to title insurance, we may be unsuccessful in receiving insurance proceeds and may expend resources in pursuing such claims. Our ability to operate our business as described above depends on the availability and productivity of our personnel and the personnel of our third-party vendors. If our management or personnel, or the personnel of key vendors, are affected in significant numbers by natural disaster, pandemic or epidemic disease, or other force majeure event, our business and operating results may be negatively impacted.

When selling mortgage loans or HEI, or acquiring servicing rights associated with residential mortgage loans, we typically make representations and warranties to purchasers or other third parties regarding various characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence. If any such representation or warranty is inaccurate with respect to any asset, we may be required to repurchase that asset or pay damages, which may result in a loss. We generally only establish reserves for potential representations and warranty liabilities we make if we believe such liabilities are both probable and estimable under GAAP. Accordingly, we may have no reserves for these potential liabilities or any reserves we establish may be inadequate.

Even if we obtain representations and warranties from the counterparties from whom we acquire loans, HEI, or other assets, or from borrowers or their related parties, these protections may not parallel the representations and warranties we make or may fail to protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we make a claim for repayment or damages for a breach of representation of warranty. Moreover, asserting breaches of representations and warranties against counterparties, borrowers, or related parties may negatively affect our business relationships with them and reduce the volume of business we conduct with these counterparties, which could impair our ability to acquire loans and adversely affect our operations. To the extent we have significant exposure to representations and warranties made by one or more counterparties, we may determine, as a risk-management matter, to reduce or discontinue loan acquisitions from those parties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

Our portfolio of residential investor loans and, to a lesser extent, HEI held for investment represents a substantial portion of our overall investment portfolio, and such loans and HEI expose us to new and different risks from our traditional investments in residential consumer mortgage loans.

A substantial portion of our loan portfolio held for investment consists of residential investor mortgage loans, particularly residential investor bridge loans, which are directly exposed to losses arising from default and foreclosure. Therefore, the value of the underlying property, creditworthiness and financial position of the borrower and/or its guarantor(s) and the priority and enforceability of the associated lien will significantly impact the value of such mortgages. Regardless of whether we participated in negotiating the loan terms, there can be no assurance of the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan, guaranties, and the maintenance of the anticipated priority and perfection of the security interests. Furthermore, claims may be asserted that might interfere with the enforcement of our rights. If foreclosure occurs, we may assume direct ownership of the underlying real estate, and the proceeds from any subsequent sale may be insufficient to recover our cost basis in the loan, resulting in a loss. Any costs incurred or delays experienced in completing a foreclosure or liquidating the property could further reduce proceeds and increase the resulting loss.

Residential investor loans we own are subject to similar risks as residential mortgage loans if borrowers who are adversely affected by rising interest rates, pandemic disease, natural disasters, or other economic conditions fail to timely remit principal and interest payments. In addition, if tenants of multifamily or residential investor loan borrowers are unable or unwilling to make rental payments, or if rental payment obligations are deferred or waived under forbearance, relief, or waiver programs, including those imposed or sponsored by governmental authorities or offered by landlords, the value of multifamily and residential investor loans and residential investor mortgage-backed securities we own will likely be impaired, potentially materially, as further discussed in these Risk Factors.

A portion of our residential investor loan portfolio is currently, and may in the future be, delinquent and subject to increased credit risk due to factors such as high property leverage, borrower financial distress, or rising debt service costs. Delinquent loans may require substantial workout negotiations or restructurings, including interest rate reductions, deferral or capitalization of past-due interest, or maturity extensions. However, even if successful, borrowers may still be unable or unwilling to make payments under revised terms or refinance at maturity.

If a restructuring is unsuccessful, we may be required to foreclose on the underlying property, a process that can be lengthy and costly and may require out-of-pocket costs and significant internal resources. Borrowers may delay foreclosure by asserting claims, counterclaims, or defenses, including, without limitation, lender liability claims and defenses, or by filing for bankruptcy protection, in an effort to prolong the foreclosure action and exert negotiating pressure on us to agree to a modification of the loan or favorable buy-out of the borrower’s position. In some states, foreclosure actions may take several years to litigate, and under certain state laws, such as New York’s, if a foreclosure action is abandoned or dismissed without prejudice, reinstating any such action may be difficult or impossible due to statutes of limitations. Foreclosure may also negatively affect public perception of a property and reduce its value. Even if foreclosure is completed, liquidation proceeds from the sale of the property may be insufficient to recover our cost basis in the loan, and any delays or additional costs could further reduce recoveries and increase losses. Such losses could, in the aggregate, have a material adverse effect on our business, operations, and financial condition.

Residential investor bridge loans on properties in transition may involve greater risk of loss than traditional mortgage loans. These loans are typically used for acquiring and rehabilitating or improving the quality of single-family residential investor or multi-family investment properties and are intended as interim financing prior to the borrower selling or stabilizing the property and obtaining long-term permanent financing. Borrowers under these residential investor bridge loans often identify what they believe is an undervalued asset that has been under-managed or located in a recovering market. If the market fails to improve as projected, or if the borrower fails to enhance property management or asset value, the borrower may not generate sufficient returns to repay the transitional loan, and we may be unable to recover some or all of our loan principal or anticipated cash flows. In addition, borrowers often use the proceeds of a conventional mortgage to repay a bridge loan. Residential investor bridge loans are therefore subject to the risk that a borrower may be unable or unwilling to obtain such financing. Like other loans, residential investor bridge loans are also subject to risks of borrower default, bankruptcy, fraud, and other losses. In the event of a default on residential investor bridge loans we hold, we bear the risk of loss of principal and unpaid interest and fees to the extent the value of the collateral is insufficient to cover amounts owed to us and any senior indebtedness to us. Any such losses could materially adversely affect our business, results of operations, and financial condition.

Our portfolio of HEI and HEI-backed securities held for investment, and HEI origination activity exposes us to additional risks, including litigation, regulatory and compliance risks, the risk that HEI may be recharacterized as mortgage loans or deemed unfair, deceptive, or abusive under federal or state consumer protection laws, and financial risks associated with the junior or subordinate lien position of HEI, including risks of foreclosure, default, and loss, as further discussed in these Risk Factors.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans and HEI. In addition, we have invested in and continue to invest in MBS and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Securitization transactions expose us to many risks that are similar to the risks associated with acquiring or originating loans or other assets for sale, including risks associated with incurring short-term type of debt to finance the accumulation of loans or other assets, market demand risks related to our ability to complete securitizations, and the risks associated with the due diligence we conduct and the representations and warranties we make in connection with securitization activity, as further discussed above in these Risk Factors.

When engaging in securitization transactions, we prepare marketing and disclosure materials, including term sheets, offering documents, and prospectuses or offering memorandums that include disclosures regarding risks of the offered securities, the securitization transactions and the underlying assets being securitized. If these materials are alleged or determined to contain inaccuracies or omissions, we may be liable under federal or state securities laws or other laws for damages to third parties that invest in these securitizations, including in circumstances where disclosures were prepared in reliance on third parties, and may incur costs in connection with disputing these allegations or settling claims. Certain securitizations rely on exemptions from federal risk retention requirements, which require that the underlying mortgage loans satisfy certain criteria. We may be subject to risk retention requirements of other jurisdictions, including internationally, based on the locations of transaction investors, which may differ materially from the requirements in the United States. Our process for ensuring compliance with risk retention requirements applicable to securitization transactions we sponsor or co-sponsor may incorrectly identify loans that do not meet the applicable criteria, including due to data entry or calculation errors during the review of these criteria, or due to errors in our interpretation of these requirements. Failure to comply with applicable risk-retention requirements could result in losses, including, for example, as a result of a requirement to repurchase securitized loans or assets that did not meet these criteria, regulatory enforcement actions or reputational damages.

We have also sold or contributed commercial and multifamily real estate loans to third parties that have securitized these loans. In connection with these transactions, we have in the past and may in the future prepare and assist in preparing marketing and disclosure materials, including term sheets, offering documents, and prospectuses. We could be liable under federal or state securities laws, or other laws, for disclosures relating to these securitizations, including disclosures prepared by third parties or relating to loans we did not sell or contribute to the securitization. Additionally, we typically retain third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these parties against certain claims or losses arising from their services to us or the securitization issuer. If any such service provider is liable for damages to third parties that have invested in these securitizations, we may incur costs and expenses pursuant to these indemnification obligations.

Securitization trusts and other securitization entities that own collateral underlying securitization transactions may be held liable for the acts of third parties and may be required to obtain state mortgage lending licenses. For example, the CFPB has asserted the power to investigate and bring enforcement actions against securitization entities for the bad acts of their servicers or sub-servicers, and may initiate future actions against securitization entities, including those we sponsor or invest in. In Maryland, courts and regulators found that the assignee of a home equity line of credit, a securitization trust, was required to obtain certain state lending licenses to have legal authority to foreclose on mortgage debt, before legislation was subsequently enacted exempting securitization trusts from such requirements. Other states or local jurisdictions may adopt similar laws or regulations or assert that securitization trusts must obtain a particular license or permit. Any civil penalties or compliance costs could reduce amounts available for distribution to investors and/or the value of the underlying securities.

The SEC and the FDIC have published regulations governing ABS, including RMBS. In addition, the SEC has recently finalized rules prohibiting certain conflicts of interest in securitization transactions, which require us, as a sponsor, to adopt policies and procedures to review, approve, and track transactions that may be deemed “conflicted transactions.” These requirements may limit certain risk-mitigation strategies we might otherwise pursue and may increase our compliance costs and operational burden.

There may be defects in the legal processes or documentation governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans or other assets and establish their rights as first-priority lienholders on underlying mortgaged property or other assets. If title or lien priority was not properly established or transferred, securitizations we sponsor, or third-party securitizations in which we invest, could experience losses, which may expose us to losses and adversely affect our ability to sponsor or invest in future securitization transactions.

Furthermore, we may sponsor or invest in securitization transactions that are new to Redwood or are new securitization products entirely. For example, during 2021, we co-sponsored a securitization of HEI and completed our first securitization collateralized by residential investor bridge loans, and during 2023, we co-sponsored a securitization of HEI that was among the first ever to receive a rating from a ratings agency. As another example, we have incorporated blockchain technology into securitization transactions we sponsor for reporting purposes and, potentially, we may engage in the issuance of “tokenized” digital securities. The above risks may be heightened with new transactions (or those new to Redwood) due to limited institutional or industry knowledge, limited experience with, and/or lack of a mature market for these products.

Adverse economic conditions have at times negatively impacted, and could again negatively impact, our operating platforms including our residential investor loan origination and residential consumer loan purchase activities.

Adverse economic conditions have at times adversely impacted, and could again adversely impact, our business and operations. Such impact may be due to temporary or lasting changes involving the status, practices, or procedures of our operating platforms, including our loan origination and purchase activities, as well as our HEI investment and origination activities. For example, in the first half of 2020, the effects of the pandemic led us to temporarily limit residential consumer loan purchases and reduce residential investor loan originations, which resulted in disputes with certain counterparties, litigation, and related costs. Any future disruptions to our operating platforms could similarly have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows. More recently, disruptions in mortgage finance markets resulting from inflation, changes in U.S. monetary policy, including shifts in Federal Reserve policy and changes in benchmark interest rates, and the regional banking crisis in early 2023 have adversely affected our operations involving the acquisition and distribution of residential mortgage loans and the origination, acquisition, and distribution of residential investor loans and HEI. These operations may continue to be impaired by, among other factors, limited access to short- or long-term financing on attractive terms, disruptions in securitization markets, or an inability to access or execute securitization transactions. Additionally, during and after periods of adverse economic conditions, we may be unable to originate or acquire residential consumer or residential investor mortgage loans in sufficient volume and on sufficiently economic terms to operate our mortgage banking businesses profitably, which could require reductions in operating expenses, including employee headcount, and impair our ability to scale operations when conditions improve. Any of these factors could negatively impact our financial results, including mortgage banking income, gain on sale income, and net interest income.

In connection with our operating and investment activity, we rely on third parties to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with acquiring and originating loans and HEI, engaging in securitization transactions, and investing in third-party securities and other assets, we rely on third-party service providers to perform services, comply with applicable laws and regulations, and fulfill contractual obligations. As a result, we are exposed to risks arising from a third party’s failure or inability to perform, including due to force majeure events such as the COVID pandemic, bankruptcy of loan or HEI servicers, fraud, negligence, errors, miscalculations, workforce or supply chain disruptions, or insolvency. For example, because of the COVID pandemic, residential mortgage sub-servicers received unprecedented volumes of requests from mortgage borrowers for payment forbearances and, as a result, their operational infrastructures may not have properly processed the increased volume of requests effectively or in a manner that is in our best interests. In addition, loan servicers have faced allegations of improper practices in handling the loan modification and foreclosure processes. If a third-party loan or HEI servicer fails to perform its obligations, loans, HEI, and securities we hold as investments may experience losses, securitizations we sponsor may perform poorly, and our ability to complete future securitization transactions could be harmed.

The CFPB and DOJ have indicated they intend to expand enforcement of fair lending laws, including through increased supervisory and enforcement activity related to mortgage subservicer performance and the use of AI or automated valuation methods in underwriting decisions. Our Sequoia and CoreVest mortgage banking businesses and HEI initiatives rely on third-party appraisals and valuation tools in the underwriting process, obtained on the collateral underlying each prospective mortgage or HEI. The quality of these appraisals may vary widely in accuracy and consistency. Appraisers may feel pressure from the broker or originator to provide an appraisal in the amount necessary to enable the originator to make the loan or HEI regardless of whether the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on mortgage loans or HEI and could have a material and adverse effect on our business, results of operations, and financial condition. Additionally, our residential investor platform may utilize third-party inspectors in connection with funding advances on residential investor bridge loans for rehabilitation or ground-up construction. These third parties may be required to certify a borrower’s eligibility for advances based on the achievement of construction milestones. We also utilize title insurance companies to obtain title insurance policies to protect against damages and financial losses arising from defects in legal title to a property relating to mortgage loans or HEI. We have experienced, and may continue to experience, fraudulent or negligent conduct by borrowers and third parties that has resulted in the disbursement of under-collateralized funds and could cause us to incur financial losses on loans we have originated.

For certain loans and HEI that we hold, sell, or securitize, we retain the servicing rights and engage a sub-servicer to service those loans. In these circumstances, we are exposed to risks including our inability to enter into subservicing agreements on favorable terms, or at all; a sub-servicer’s failure to service loans or HEI in compliance with applicable laws, regulations, or contractual requirements; and potential liability for a sub-servicer’s acts or omissions, including those arising from legal developments such as the Student Loan ABS Litigation or otherwise, as further discussed within these Risk Factors. In addition, because sub-servicers have access to borrowers’ non-public personal information, we may incur liability in connection with a data breach involving a sub-servicer. We are also generally obligated to fund required servicing advances on delinquent loans or HEI. If a single sub-servicer services a significant portion of the loans or HEI for which we own servicing rights, these risks may be concentrated around this single sub-servicer counterparty. If there are significant advance obligations that must be funded in respect of loans or HEI where we own servicing rights, it could materially adversely affect our business and financial results.

In addition, we have made investments through joint ventures or partnerships with unaffiliated third parties. Some of these entities rely on members or partners to make committed capital contributions to fund investment purchases, address financing shortfalls, or satisfy indemnification or securitization-related repurchase obligations. A failure by any member to fund required capital contributions could result in defaults under the terms of the investment or related financing and a loss of our investment in the joint venture and its related investments. For example, in connection with our servicer advance investments, we consolidate an entity that was formed to finance servicing advances and for which we, through our control of an affiliated partnership entity (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, are the primary beneficiary. SA Buyer has agreed to purchase all future arising servicer advances under certain residential mortgage servicing agreements. SA Buyer relies on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our servicer advance financing and a complete loss of our investment in SA Buyer and its servicer advance investments and excess MSRs. Additionally, to the extent that the servicer of the underlying mortgage loans (who is unaffiliated with us except through their co-investment in SA Buyer and the related financing entity) fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected returns and suffer losses.

We rely on corporate trustees to act on our behalf, and on behalf of other ABS holders, to enforce our rights as security holders. Under the terms of most ABS we hold, we do not have direct enforcement rights against the issuer and must instead rely on a trustee to act for all holders. If a trustee is not required to act, or fails to do so, we could incur losses.

Our ability to execute or participate in future securitization transactions could be delayed, limited, or precluded by legislative and regulatory reforms applicable to asset-backed securities and the institutions that sponsor, service, rate, or otherwise participate in or contribute to the successful execution of a securitization transaction.

Various federal and state laws and regulations affect our ability to execute securitization transactions, including the Dodd-Frank Act. Provisions of the Dodd-Frank Act relate to, among other things, the legal and regulatory framework under which ABS, including RMBS and securities backed by residential investor mortgage loans and HEI, are issued through the execution of securitization transactions. In addition, the SEC and FDIC have published regulations applicable to the issuance of ABS, including RBMS, and the SEC has finalized rules prohibiting certain conflicts of interest in securitization transactions. These rules require us, as a sponsor of securitization transactions, to adopt policies and procedures to identity and monitor transactions that could be considered “conflicted transactions” and may limit certain risk-mitigating practices or increase compliance costs and operational burdens. Additional federal or state laws and regulations affecting securitization transactions may be proposed, enacted, or implemented. Federal and state agencies, law enforcement authorities, and private litigants have initiated and may in the future initiate, broad-based enforcement actions or claims that could result in industry-wide changes to the origination, transfer, servicing, or securitization of mortgage loans or HEI, any of which could adversely affect our ability to execute future securitization transactions, as further discussed within these Risk Factors.

Rating agencies can affect our ability to execute or participate in securitization transactions, or reduce the returns we expect to earn from executing securitization transactions, by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), and by altering the criteria and process they follow in publishing ratings. Rating agencies may also change their rating processes or criteria after we have accumulated loans or other assets for securitization, which could reduce the value of those assets or require us to incur additional costs to comply with revised requirements. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans or HEI from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion based on our financial condition, the financial condition of one or more counterparties from whom we acquire loans or HEI, or the aggregate level of loan or HEI-related representation and warranties or other contingent liabilities to which we or such counterparties are exposed.

Our ability to continue to securitize residential mortgage loans or other assets in the future will depend, in part, on the rating agencies’ assessment of the investment risks that result from, in the case of loans, the ability-to-repay regulations and the TILA-RESPA Integrated Disclosure Rule (TRID), or, in the case of HEI, investment risks arising from an emerging or changing regulatory landscape, including the risk of HEI being recharacterized or regulated as mortgage loans, such as in response to the January 2025 CFPB Actions. With respect to residential mortgage loans, this risk includes how rating agencies assess investment risks associated with non-material errors in loan-related disclosures and loans with interest-only payment features. As another example, with respect to loans with a debt-to-income ratio greater than 43%, which following amendments to the “qualified mortgage” definition in 2021 may now qualify as “qualified mortgages” under CFPB rules if they meet the amended definition (including an annual percentage rate test), rating agencies may nonetheless determine that such loans pose greater risk to investors. Since these provisions were implemented, rating agencies’ assessments have generally been consistent with ours, but any divergence could negatively impact our ability to execute securitization transactions. Moreover, ratings agencies have only recently begun issuing ratings for HEI securitizations, and as they gain experience and data, the ratings framework applicable to HEI may change, potentially significantly.

Furthermore, factors such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements affecting banks’ and other regulated financial institutions’ holdings of ABS, could reduce investor demand for securities issued in our securitizations or increase competition from other institutions that originate, acquire, and hold residential mortgage loans, HEI, and other assets and execute securitization transactions.

Our ability to profitably execute or participate in future securitization transactions, including, in particular, securitizations of residential consumer and residential investor mortgage loans is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we incur losses in connection with executing or participating in future securitizations it could have a material adverse impact on our business and financial results.

Several factors may significantly affect whether a securitization transaction we execute or participate in is profitable or results in a loss. One key factor is the price we pay for, or cost of originating, the mortgage loans or other assets that are securitized. For residential mortgage loans, this price is influenced by competitive conditions in the loan acquisition market, originators’ preferences to retain loans or sell them to third parties such as us, and the volume, scale, and cost structure of our residential consumer and residential investor businesses. Another factor affecting securitization profitability is the cost of the short-term debt we use to finance mortgage loans or other assets prior to securitization, which depends on the availability, interest rates, duration, and the percentage of our mortgage loans or other assets for which third parties are willing to provide short-term financing.

After we acquire or originate mortgage loans or other assets intended for securitization, we may incur losses if the value of those assets declines prior to securitization. For mortgage loans, value declines may result from changes in interest rates, credit quality, or projected yields required by investors to invest in securitization transactions. To the extent we hedge against interest rate–related value declines, the cost of such hedging also affects securitization profitability. Profitability is further influenced by the criteria and conditions rating agencies apply in assigning ratings to asset-backed securities issued in our securitizations, including the percentage of securities receiving a triple-A or highest applicable rating to (also referred to as rating agency subordination level). Rating agency subordination levels can be affected by numerous factors, including, without limitation, the credit quality and geographic distribution of the securitized assets, the transaction structure, and other rating agency requirements. All other factors being equal, the greater the percentage of the asset-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating or highest applicable rating to, the more profitable the transaction will be to us.

The prices investors are willing to pay for asset-backed securities issued in our securitizations significantly affect transaction profitability and are influenced by various market factors. The underwriters or placement agents we select for securitization transactions, and the terms of their engagements, may affect transaction profitability. In addition, transaction costs and any liabilities incurred or reserved for in connection with a securitization may reduce profitability or result in losses. If we are unable to profitably execute future securitizations of residential consumer or residential investor mortgage loans, HEI, or other assets, including for the reasons described above or for other reasons, business and financial results could be materially adversely affected.

Our past and future loan and HEI origination, investment, and securitization activities or other past and future business or operating activities or practices could expose us to litigation, which may adversely affect our business and financial results.

Through certain wholly owned subsidiaries, we have previously engaged in or participated in loan and HEI origination, investment, and securitization transactions involving single-family and multifamily residential consumer mortgage loans, residential investor mortgage loans, commercial real estate loans, HEI, and other assets. In the future we expect to continue to engage in or participate in loan and HEI origination, investment, and securitization transactions, including securitization transactions relating to residential consumer and residential investor mortgage loans and HEI, and may also engage in other types of securitization transactions or similar transactions. Sequoia securitization entities we sponsor issued ABS under our SEMT® label, backed by residential mortgage loans held by these Sequoia entities. Similarly, CoreVest securitization entities (or “CAFL entities”) we sponsor issued ABS under our CAFL® label, backed by residential investor mortgage loans held by these CAFL entities. As a result of declining property values, increasing defaults, changes in interest rates, changes in regulation, and other factors, the aggregate cash flows from the loans held by the Sequoia and CAFL entities and the HEI held by the HEI securitization entities could be insufficient to repay in full the principal amount of ABS issued by these securitization entities. Although we are not directly liable for the ABS issued by these entities, ABS holders may nonetheless seek to hold us liable for losses, including through claims under federal or state securities laws or for alleged breaches of representations and warranties made in connection with these securitization transactions. In addition, holders of ABS issued by CAFL entities prior to our acquisition of CoreVest may assert claims against us relating to pre-acquisition activities. We have been named in such litigation in the past and may be named again in the future.

Originating, investing in, transacting in, or funding HEI exposes us to risks that differ from those associated with our residential mortgage banking activities, including uncertainty regarding licensing requirements, regulatory compliance, enforcement actions, litigation, and claims. If HEI or HEI-related assets become subject to new or modified regulation, enforcement, litigation, or claims, or are recharacterized as loans—whether through federal action (including activity related to the January 2025 CFPB actions), state or local governmental (including the Washington State Department of Financial Institutions), quasi-governmental, consumer advocacy groups, homeowners, or otherwise—we may be unable to realize expected revenues or profits, or enforce our rights under HEI we own, and we could be subject to significant civil penalties, fines, or damages. In addition, litigation, regulatory actions or consumer remedies directed at large third-party HEI originators could adversely affect the value of HEI in which we are invested and our HEI-related business activity. For example, several broad-based class action lawsuits were filed in early 2026 against two different third-party HEI originators alleging that their HEI originations, among other things, constituted unlicensed mortgage lending, were carried out in violation of various consumer protection statutes, and resulted in usury statute violations, and are seeking damages, the voiding of HEI agreements and/or injunctive relief. Any such changes, events, litigation, or penalties could materially harm the value of our HEI and HEI-related assets and adversely affect our business, cash flows, financial condition, and results of operations, as further discussed in these Risk Factors.

In addition, aspects of our business operations and practices may expose us to litigation. In the ordinary course of our business we enter into agreements relating to, among other things, loans we originate and acquire, investments we make, assets and loans we sell, financing transactions, venture capital investments, third parties we retain to provide us with goods and services, and our leased office space. We also regularly enter into confidentiality agreements with third parties under which we receive confidential information. A breach of any such agreement could subject us to claims for damages and related litigation. For example, when we sell whole loans in the secondary market, we make customary representations and warranties about such loans to the loan purchaser. In addition, we may be required to repurchase loans due to borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the borrower or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the borrower or correspondent seller. Financing for repurchased loans may be limited or unavailable and may be available only at significant discounts to the repurchase price. Such loans are also typically sold at substantial discounts to unpaid principal balance. Significant repurchase activity could adversely affect our business, cash flows, results of operations, and financial condition.

As a result of past or future activities of our residential investor loan platforms, we may be subject to lender liability claims, which could result in losses if asserted successfully. A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We may also be subject to litigation, including class actions, or regulatory enforcement actions, including by the CFPB, relating to residential mortgage servicer performance, including compliance with forbearance and foreclosure requirements arising from the pandemic or other alleged servicer misconduct. As further discussed in these Risk Factors, the Student Loan ABS Litigation may give rise to additional theories of securitization entity liability based on third-party servicer conduct. We cannot assure investors that such claims will not arise or that we will not incur significant liability if they do. In addition, we may be subject to such claims relating to activities conducted at 5 Arches, CoreVest, and Riverbend, either prior to or following our acquisitions of those platforms.

We are subject to various other laws and regulations applicable to our business and operations, including, without limitation, privacy and labor and employment laws, and failure to comply with these requirements could result in claims for damages, litigation, regulatory enforcement actions, and penalties. In particular, any failure to protect the confidentiality of consumers’ personal or financial information obtained in the course of our business (such as social security numbers) could expose us to losses, as further discussed in these Risk Factors. We may also face litigation or claims, including claims for injunctive relief, arising from the hiring of employees subject to non-compete, non-solicitation, or other restrictive covenants with prior employers.

Defending litigation, whether meritorious or not, may require significant time and resources and divert management’s attention from our operations. We may be required to establish or increase reserves for potential litigation losses, which could be material. If we are unsuccessful in defending any such matters, resulting losses could materially affect our financial condition and results of operations.

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

Litigation against RMBS trustees has related to, among other things, claims by certain investors in the RMBS issued in those transactions that the trustees breached their obligations by, among other things, failing to adequately investigate and pursue remedies against mortgage loan originators and servicers. Although we have not been a party to RMBS trustee litigation, such litigation has previously adversely affected the value of certain RMBS issued prior to the Great Financial Crisis (“legacy RMBS”) held in our investment portfolio and could similarly affect the value of other legacy RMBS we continue to hold or acquire. In particular, trustees of various legacy RMBS transactions that have been the subject of RMBS trustee litigation have withheld funds from investors in the RMBS issued in those transactions by asserting that, pursuant to their indemnification rights against the securitization trusts established under the applicable transaction documents, they are entitled to apply those funds to offset litigation expenses. Further, certain trustees have asserted that their indemnification rights entitle them to withhold large lump sum amounts to hold and apply to anticipated future litigation expenses. Similar trustee holdbacks could reduce the value of our securities portfolio and could result in material losses.

Our acquisitions of 5 Arches, CoreVest, and Riverbend, or future acquisitions, could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

Since 2019, we have acquired three residential investor real estate loan origination platforms, 5 Arches, CoreVest, and Riverbend, all of which we have combined into a single platform to originate, acquire, and distribute residential investor loans. We may pursue additional business acquisitions in the future. We have also made strategic investments in, and may continue to invest in or allocate additional capital to, internal or third-party residential consumer and residential investor mortgage origination platforms and HEI origination platforms. If we encounter unanticipated or unmitigated challenges in connection with these acquisitions or investments, we may fail to achieve expected returns. In addition, if our assumptions are wrong or market conditions change, capital may be deployed less efficiently, limiting our ability to invest in more profitable opportunities.

Our residential investor loan origination platform depends on conditions in the investor real estate market, and adverse conditions, such as higher borrowing costs or low capitalization rates, may reduce demand for our loans and adversely affect our business, results of operations, and financial condition. Our residential investor loan borrowers are primarily owners of single-family and small to medium-sized multifamily rental properties and residential properties intended for rehabilitation and resale or rental. Accordingly, our performance is closely tied to the success of investors and small business owners in these markets. Negative trends in real estate market conditions may reduce demand for our products and services and adversely affect our operating results.

Directly originating mortgage loans exposes us to risks greater than those associated with our historical mortgage banking activities, including increased regulation by federal and state regulatory authorities, additional litigation exposure, challenges integrating operations, failures to maintain effective internal controls, procedures and policies, and other unforeseen liabilities, expenses, or delays related to acquisitions or loan origination activities. In addition, we may originate other housing-related investments, such as HEI, which could subject us to similar risks.

Further, CoreVest engages in and sponsors securitization transactions under the CAFL® label involving residential investor term loans and bridge loans. In connection with the CoreVest acquisition, we acquired, and expect to continue to hold, MBS issued in CAFL® securitizations. These activities and investments expose us to potentially material risks, as further discussed in these Risk Factors.

In connection with our acquisitions of CoreVest, 5 Arches, and Riverbend, a portion of the purchase price was allocated to goodwill and intangible assets, and future acquisitions may similarly result in such allocations. The amount allocated to goodwill and intangible assets reflects the excess of the purchase price over the net identifiable assets acquired. Accounting standards require us to test these assets for impairment at least annually, or more frequently if impairment indicators arise. For example, in the first quarter of 2020, as a result of the COVID pandemic and its impact on our business, following an impairment assessment, we recorded a non-cash goodwill impairment expense and wrote down the entire $89 million remaining value of our goodwill asset associated with our acquisitions of 5 Arches and CoreVest. As of December 31, 2025, we recorded $23 million of goodwill and $11 million of intangible assets on our consolidated balance sheets. If we determine in the future that goodwill or intangible assets are impaired, we will be required to write down the value of these assets, as we did with our goodwill asset in 2020, up to the entire balance. Any such write-down would have a negative effect on our consolidated financial statements.

Originating, transacting in and funding HEI has exposed us to new and different business and operational risks.

Directly originating, transacting in, and funding HEI has exposed us to risks that differ from, and in some cases may be greater than, those associated with our traditional residential mortgage banking activities. HEI represent a new product category with evolving market practices, regulatory treatment, and investor expectations. As discussed below in these Risk Factors, HEI are subject to significant legal and regulatory uncertainty. Beyond those regulatory considerations, our HEI business presents additional strategic, operational, and execution risks.

HEI differ from traditional mortgage loans in structure, economics, duration, and performance characteristics. As a result, historical mortgage banking experience may not fully predict HEI performance, consumer behavior, litigation exposure, or regulatory outcomes. Market acceptance of HEI remains developing, and demand may fluctuate based on economic conditions, home price volatility, regulatory developments, or consumer perception. If regulatory changes, litigation, or market conditions reduce consumer demand for HEI or limit our ability to originate, acquire, or finance HEI, we may be unable to realize anticipated revenues or returns.

In connection with our HEI activities, we have developed and maintained operational infrastructure, compliance systems, internal controls, policies, and procedures tailored to HEI. This includes oversight of third-party originators, servicers, and other service providers involved in HEI activities. Failure to effectively design, implement, or monitor these systems and controls could result in compliance deficiencies, operational disruptions, increased costs, reputational harm, or enforcement exposure.

Our HEI activities may subject us to litigation or claims from homeowners, regulators, consumer advocacy groups, investors, or other parties. Such claims could allege, among other things, inadequate disclosures, unfair or deceptive practices, licensing violations, or improper calculation of amounts due under HEI agreements. Even if unsuccessful, litigation can be costly, time-consuming, and damaging to our reputation. For example, several broad-based class action lawsuits were filed in early 2026 against two different third-party HEI originators alleging that their HEI originations, among other things, constituted unlicensed mortgage lending, were carried out in violation of various consumer protection statutes, and resulted in usury statute violations, and are seeking damages, the voiding of HEI agreements and/or injunctive relief. Adverse judgments, settlements, enforcement actions, or required changes to business practices could result in losses, impairments of HEI assets, increased compliance costs, or limitations on our ability to conduct HEI-related activities.

If HEI or HEI-related assets become subject to new or modified regulation, enforcement actions, litigation, operational challenges, or adverse market developments, we may be unable to achieve expected returns, enforce our contractual rights, or realize anticipated cash flows. Any of these developments could materially adversely affect our HEI business, the value of our HEI and HEI-related assets, and our business, cash flows, financial condition, and results of operations.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, post collateral to counterparties and lenders providing short-term financing or engaging in other transactions with us, fund acquisitions of mortgage loans, fund originations of residential investor loans (including construction-related draws on bridge loans), fund committed investment partnerships, meet working capital needs, satisfy REIT dividend distribution requirements, comply with financial covenants and regulatory requirements, fund required repurchases of mortgage loans or HEI, pay general and administrative expenses, and for other purposes. We may also require cash to repay short-term borrowings when due or if collateral values decline, financing terms become less favorable, or other circumstances arise. In addition, we may need cash to meet margin calls on derivative instruments and to repay outstanding convertible notes, exchangeable securities, and unsecured notes maturing in 2027, 2029, and 2030.

Our sources of cash flow include principal and interest payments on loans and securities we own, proceeds from HEI settlements, asset sales, securitizations, short-term borrowings, long-term debt issuances, and equity offerings. These sources may be insufficient to meet our cash needs. Cash flows from loan repayments may decline if prepayments slow or credit quality deteriorates, and cash flows from HEI may decline if property sales or refinancings decrease. For example, for some of our assets, cash flows are “locked-out” and we receive less than our pro-rata share of principal payment cash flows in the early years of the investment, or, in the case of HEI, no periodic payments at all for the duration of the investment.

Events such as the regional banking crisis in early 2023 and the COVID pandemic have, at times, adversely affected, and could again adversely affect, our ability to access debt and equity capital on attractive terms, or at all. Disruptions or instability in global financial markets, or deteriorating credit and financing conditions, may impair our ability, and the ability of mortgage loan borrowers, to make timely principal and interest payments (e.g., due to unemployment, underemployment, or reduced income or revenues, including as a result of tenants' inability to make rental payments) or to access savings or capital needed to fund operations or refinance maturing obligations. Such conditions may also adversely affect the valuation of financial assets and liabilities. These circumstances could limit or prevent our ability to borrow, increase margin calls under our financing facilities, impair compliance with liquidity, net worth, or leverage covenants, or materially adversely affect the value of our investments and our business, financial condition, results of operations, and cash flows.

Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. Although the Internal Revenue Code provides limited relief for certain non-cash income, such relief may not sufficiently reduce our required cash distributions. If our liquidity needs exceed our access to liquidity, we may be required to sell assets, potentially at unfavorable times, which could reduce earnings. In adverse cash flow situations, our ability to sell assets may be constrained, potentially jeopardizing our REIT status or solvency, as further discussed in these Risk Factors.

Initiating new business activities or significantly expanding or reorganizing our existing business activities may expose us to new risks, could fail to result in the expected benefits, and could increase our cost of doing business.

Initiating new business activities or significantly expanding or reorganizing existing operations, including through acquisitions, changes in corporate structure, or the formation of new business units or joint ventures, may support our growth strategy and response to industry developments. However, such initiatives may expose us to new risks and regulatory compliance requirements that we may be unable to manage effectively. In addition, these efforts may not be successful, and revenues generated from any new or expanded initiative or reorganization may be insufficient to offset associated costs, resulting in losses.

For example, in recent years we have expanded our mortgage banking and investment activities, including the acquisition and origination of residential investor term and bridge loans, acquiring three residential investor loan origination platforms and reorganizing them into a single platform, and launched an HEI origination platform. In addition, we have made, and continue to make, early-stage venture capital investments through our RWT Horizons® investment platform. We have also completed, and may continue to pursue, initiatives to form joint ventures, investment vehicles, or funds with third-party investors to acquire loans, HEI, or other assets from us or other sources and to earn fees, incentives, or other income in connection with these initiatives, and we may pursue registration with the SEC as an investment advisor to support the growth of these initiatives, as further discussed in these Risk Factors.

In connection with initiating new business activities or expanding or reorganizing business activities to support growth or for other business reasons, we may create new subsidiaries or alter our corporate structure. These subsidiaries are typically wholly owned, directly or indirectly, by Redwood, or in some cases, structured as partnerships or joint ventures with third-party co-investors, in which case Redwood may hold only a partial ownership interest. The creation of these subsidiaries or implementation of partnerships, joint ventures, or reorganizations may increase administrative costs and subject us to additional legal and reporting obligations, for example, because new subsidiaries may be incorporated in states other than Maryland or may be established in a foreign jurisdiction, or new or restructured business activities may be subject to additional regulation. Any new subsidiary we create may (i) elect, together with us, to be treated as a taxable REIT subsidiary, (ii) elect to be treated as a REIT, or (iii) if wholly owned, be treated as a qualified REIT subsidiary. Taxable REIT subsidiaries are wholly-owned or partially-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. A taxable REIT subsidiary cannot deduct its dividends paid to its parent in determining its taxable income and any dividends paid to the parent are generally recognized as income at the parent level. With respect to subsidiaries formed as partnerships or joint ventures with third-party co-investors, we may be a passive partner or investor, or otherwise unable to exert operational control over these subsidiaries, which may expose us to risks associated with the conduct of those in control, including total loss of our investment.

We regularly evaluate our corporate structure in light of our business activities, opportunities, and strategic growth plans. For example, growth in our mortgage banking platforms may require us to alter or reorganize our corporate structure to better support our strategic and business plans. Any such changes could require one or more subsidiaries to elect REIT or taxable REIT subsidiary status, or to be treated, or cease to be treated, as a qualified REIT subsidiary. In conducting these evaluations, we compare our existing structure and tax elections with alternatives such as creating new subsidiaries or modifying tax elections, entering into partnerships or joint ventures, or implementing structural changes involving the separation or external management of one or more business units. Any alteration or reorganization of our corporate structure or tax elections could be complex, time-consuming, and costly, and may expose us to new risks or potential liabilities, including risks related to conflicts of interest, regulatory compliance, tax requirements, or the maintenance of our REIT status. Even if pursued, there is no assurance that any such reorganization would be successfully completed or that we would effectively manage the associated risks, complexities, or compliance obligations. In addition, the evaluation, analysis, and strategic planning supporting any such action may not produce the expected benefits due to changed circumstances, unforeseen risks, or insufficient returns relative to the costs incurred. As our business and markets continue to evolve, our efforts to grow through new initiatives, acquisitions, or structural changes may not be successful and may subject us to additional risks and regulatory requirements.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued availability and service of skilled personnel, including our executive officers and management team. Concerns among current or prospective employees regarding prior or potential future workforce reductions, or the impact of economic, regulatory, or other factors on our ability to maintain or expand our business, could adversely affect our ability to hire or retain personnel. In addition, if unemployment rates decline or remain at normal or below-normal levels, competition for qualified personnel may increase and become more costly. We cannot assure you that we will be able to attract and retain key personnel at historical cost levels, or at all. Further, the COVID pandemic, or a similar disruptive economic or geopolitical event, could impair operational continuity if our business continuity plan is ineffective or inadequately implemented or deployed during a disruption. We currently offer employees a range of benefits, including health and mental health coverage, prescription drug benefits, dental and vision benefits, flexible spending accounts, paid and unpaid leave, wellbeing benefits, disability/accident coverage, and participation in a 401(k) plan. We cannot assure you that we will be able to continue offering comparable benefits at similar cost levels in the future.

Because retaining key personnel is critical to our future success, we have entered into restrictive covenant agreements with certain key employees that seek to limit their ability, for specified periods following termination, to solicit our employees or customers or to compete with us. Such covenants may be unenforceable in certain jurisdictions, or enforceable only to a limited extent. In 2024, the FTC announced a nationwide rule prohibiting employers from imposing non-compete covenants on employees based on preliminary findings that these types of restrictive covenants constitute an unfair method of competition and therefore violate federal antitrust laws, but the rule was enjoined by a federal court and the FTC later rescinded its appeal. However, although the FTC's proposed nationwide ban on non-compete covenants is not currently in effect, the FTC has indicated that it may continue to pursue targeted, case-by-case enforcement actions challenging certain non-compete arrangements under Section 5 of the FTC Act. In addition, California, Colorado, and other states have enacted laws expanding the geographic reach of its restrictions on non-compete and other restrictive covenants and providing affirmative notice and private enforcement rights relating to, the unenforceability of certain non-compete and other restrictive covenants with respect to employees in those states. Under these or similar laws, we may be subject to litigation or claims, including injunctive relief, in connection with hiring employees subject to non-compete, non-solicitation, or similar covenants with prior employers. To the extent restrictive covenants are unenforceable following an employee’s departure, our ability to retain key personnel may be reduced and competition for employees, customers, and business may increase, which could adversely affect our financial condition, results of operations, and cash flows.

Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.

We depend on the secure, efficient, and uninterrupted operation of our technology infrastructure, as well as those of certain third parties and affiliates on which we rely, including computer systems, hardware, software applications, and data centers. The websites and networks we use must support high transaction volumes and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology, and that of our service providers, must enable loan application and acquisition processes that equal or exceed the experience provided by our competitors. We also regularly engage in software development, either internally or with third-party providers, to enhance our technology, operational efficiency, and customer experience. These initiatives may be costly, time- and resource-intensive, subject to delays, and may fail to achieve anticipated benefits. Significant cost overruns, delays, or failures of key technology projects could materially adversely affect our reputation, business, results of operations, or financial condition.

In addition, we rely on computer hardware and software systems to analyze, acquire, and manage our investments, oversee our operations and risk associated with our business, assets, and liabilities, and prepare our financial statements. Any material disruption to the availability or functionality of these systems could impair our liquidity, damage our reputation, and adversely affect our operations and our ability to timely and accurately report financial results. These risks may increase as we further expand our use of web-based offerings, cloud service providers, and cybersecurity tools and vendors.

We have experienced, and may in the future experience, service disruptions and failures. Disruptions may be caused by system or software failure, fire, power outages, telecommunications failures, employee misconduct, human error, computer hackers, AI errors, misinformation, ransomware attacks, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, pandemic or outbreak of epidemic disease, and other similar events. Our business continuity and disaster recovery planning may not be sufficient for all situations. A portion of our workforce operates remotely on a hybrid or full-time basis, requiring access to our systems through home networks, and our remote-work security controls may be insufficient to prevent unauthorized access or system disruptions. In addition, technology upgrades or system integrations may cause service interruptions. For example, in 2024, CrowdStrike published a faulty update to its popular security software, resulting in the crash of millions of computer systems worldwide. This outage had a limited impact on us, but similar outages may significantly impact our businesses, either directly, through our third parties, or through third parties of our vendors/counterparties. Prolonged outages affecting our systems or those of third parties on which we (or our vendors/counterparties) rely may lack effective backups or workarounds. Any such disruption could delay or interrupt services provided to loan sellers, applicants, customers, counterparties, or other stakeholders, or impair third parties’ ability to provide critical services to us.

Any breach of the security of our systems could adversely affect our operations and our ability to prepare financial statements. Although we have implemented security measures to protect our systems and data, these measures may not prevent unauthorized access. A security breach could result in data loss, system unavailability, reputational harm, increased regulatory scrutiny or penalties, fraud, litigation, liability to third parties, and other operational disruptions, as further discussed in these Risk Factors.

We may not be able to make technological improvements as quickly as demanded by our loan sellers, borrowers, and customers, which could harm our ability to attract loan sellers, borrowers, and customers, and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological change, including the increasing use of technology-driven products and services, such as those powered by AI. While the effective use of technology increases efficiency and enables financial and lending institutions to better serve clients and reduce costs, the use of any emerging technologies, such as those incorporating AI, machine-learning, or algorithmic decision-making, poses an array of risks. Our future success will depend, in part, upon our ability to address the needs of our loan sellers, borrowers, and customers by using technology, such as mobile and online services, to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in our operations, and to do so in a thoughtful and legally compliant manner. For example, with the recent proliferation of AI-enabled products and services, certain state and federal lawmakers and regulators have developed, or are developing, laws governing the use of AI (“AI Laws”). For example, the Colorado AI Act requires developers and deployers of certain “high-risk” AI systems to comply with statutory requirements, including adopting policies and procedures to manage associated risks. The Colorado AI Act focuses primarily on preventing algorithmic discrimination in specified “consequential decisions,” including those affecting consumer financial or lending services and housing. Other jurisdictions have adopted, or are likely to adopt, similar AI legislation.

We may be unable to implement new technology-driven products and services as quickly, securely, or in a legally compliant manner as our competitors, or to successfully market these offerings to loan sellers, borrowers, and customers. Failure to keep pace with technological change in the financial services industry, or to implement such changes prudently, could impair our ability to attract investors or customers and adversely affect our results of operations, financial condition, and liquidity.

Our business could be adversely affected by deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management regularly evaluates the effectiveness of these controls, there can be no assurance that they will be effective in achieving all control objectives at all times. Any deficiencies, including material weaknesses or significant deficiencies that have occurred or may occur in the future, could result in misstatements of our financial results or other reported metrics, restatements of our financial statements, declines in our stock price, or other material adverse effects on our business, reputation, financial results, or liquidity, and could cause investors and creditors to lose confidence in our reported financial information.

Our risk management efforts may not be effective.

We could incur substantial losses and experience disruptions to our business operations if we are unable to effectively identify, manage, monitor, and mitigate financial risks, including credit, interest rate, prepayment, liquidity, and other market-related risks, as well as operational risks related to our business, assets, and liabilities, including mortgage operations, legal and compliance, human resources, climate-related, data privacy, cybersecurity, technology, and financial reporting risks. Our risk management policies, procedures, and techniques may not be sufficient to identify all risks to which we are exposed, to adequately mitigate identified risks, or to identify additional risks that may arise in the future. In addition, the expansion of our business activities, including through acquisitions, may expose us to risks to which we have not previously been subject or increase our exposure to certain risks, and we may not effectively identify, manage, monitor, or mitigate these risks as our business evolves or grows, as further discussed in these Risk Factors.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks arising from misconduct by our employees, contractors, or other third parties with whom we have relationships. For example, our employees could execute unauthorized transactions, use our assets improperly or without authorization, compromise our physical or technological security, perform improper activities, use confidential information for improper purposes, or mis-record or otherwise try to hide improper activities from us. In addition, we have experienced, and may continue to experience, fraudulent or negligent activity by borrowers and certain third parties, including construction inspectors and title insurance company employees, that has resulted in the disbursement of under-collateralized funds and has caused financial losses on loans we originate. Similar misconduct may also occur in connection with loan administration or other services we provide for third parties. Such misconduct may be difficult to detect and, if not prevented or identified, could result in losses, claims, or regulatory enforcement actions. Accordingly, misconduct by employees, contractors, or other parties could subject us to losses or regulatory sanctions and harm our reputation, and our controls may not be effective in detecting or preventing this activity.

Inadvertent errors, including, for example, errors in the implementation of information technology systems, could subject us to financial loss, litigation, or regulatory action.

Our employees, contractors we use, and other third parties with whom we have relationships may make inadvertent errors or fall victim to social engineering attacks or other fraud schemes, which could subject us to financial losses, claims, or enforcement actions. Such errors may include mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others, as well as errors in settling payment or funding obligations, including wire transfers. Although we have policies and procedures intended to mitigate these risks, including controls related to wire transfers, we have experienced fraudulent and erroneous activity in our operations and have incurred financial losses as a result. Errors in the implementation or operation of information technology systems, compliance systems and procedures, or other operational systems and procedures could also interrupt our business or expose us to financial losses, claims, or enforcement actions. Such errors may result in the inadvertent disclosure of mortgage borrower, HEI customer, or other consumer non-public personal information. The risk of inadvertent errors may be greater in business activities that are new to us or involve non-standardized terms, in areas of rapid expansion, or where we rely on new employees or third parties with whom we have only recently established relationships, as further discussed in these Risk Factors.

Our business may be adversely affected if our reputation is harmed. Our brand recognition is important to the success of our business and we are exposed to intellectual property-related risks associated with our brands.

Our business is subject to significant reputational risk, and any failure, or perceived failure, to address issues affecting our reputation could harm our business. Such issues may include actual or alleged legal or regulatory violations, failures in governance, workforce engagement, or climate-risk initiatives, inaccurate reporting of related metrics, or deficiencies in risk management, technology, or operations. In addition, market rumors or actual or perceived associations with counterparties whose reputations are in question could adversely affect us. Lawsuits involving us, the resolution of such litigation, allegations of employee misconduct or wrongful termination, adverse publicity, conflicts of interest, ethical concerns, or failures to safeguard information technology systems or protect personal information could also cause significant reputational harm. Such damage could result not only in immediate financial losses, but also in the loss of business relationships, reduced access to capital and liquidity, and difficulties in recruiting and retaining personnel.

Our brand recognition is important to our business, and we operate under various brand names, including Redwood, Sequoia, Aspire, CoreVest®, RWT Horizons®, SEMT®, and CAFL®. While we seek to protect the intellectual property associated with these brands, we may be unable to detect or adequately prevent infringement of our brand names. In addition, third parties may allege that our use of certain brand names infringes their intellectual property rights and may seek to restrict or prevent such use. We may be required to engage in legal proceedings to defend our intellectual property or to pursue infringement claims against others. Such proceedings may be costly, time-consuming, and may not result in favorable outcomes. An adverse determination could require us to discontinue use of certain brand names, result in the loss of intellectual property rights, or lead to financial liabilities. Any such outcome could cause losses or require costly rebranding efforts.

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

Generally, the cumulative income recognized on an investment asset is the same for GAAP and tax purposes, although the timing of recognition over the asset’s life may differ materially. In addition, certain expenses are subject to permanent differences in recognition under GAAP and tax accounting, which may be material. As a result, GAAP earnings reported in any period may not be indicative of future dividend distributions to holders of our common stock.

Our minimum dividend distribution requirements are determined under REIT tax laws and are based on our REIT taxable income as calculated under the Internal Revenue Code, although our Board of Directors may elect to distribute amounts in excess of these requirements. Retained GAAP earnings should not be expected to equal cumulative distributions, as dividend decisions, permanent differences between GAAP and tax accounting, and temporary timing differences may result in material variances between these amounts.

Over time, accounting principles, conventions, rules, and interpretations change, which could affect our reported GAAP and taxable earnings and stockholders’ equity.

Accounting rules applicable to our business change from time to time, and changes in GAAP or their interpretation may affect our reported income, earnings, and stockholders’ equity. Changes in tax accounting rules or interpretations may also affect our taxable income and dividend distribution requirements. Anticipating and planning for such changes may be difficult.

The future realization of our deferred tax assets is uncertain, and the amount of valuation allowance we may apply against our deferred tax assets may change materially in future periods.

We have significant net deferred tax assets (“DTAs”), primarily from net operating loss (“NOL”) carryforwards, capital loss carryforwards, and tax-deductible goodwill, which may reduce taxes on future taxable income. As of December 31, 2025, net DTAs without a valuation allowance totaled $12 million. Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. Under GAAP, if it is determined that it is not more likely than not that a deferred tax asset will be realized, a valuation allowance must be recorded, reducing the value of the DTAs. As of December 31, 2025, we believed it was more likely than not that all federal DTAs would be realized and therefore recorded no material valuation allowance. This evaluation will be based on all available evidence, including assumptions concerning future taxable income and capital gains income and our ability to rely on these assumptions considering our earnings in recent periods. As a result, significant judgment is required in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change. If we conclude that it is not more likely than not that our DTAs will be realized, then a valuation allowance would be established with corresponding charges to GAAP earnings and book value per share. Such charges could cause a material reduction, up to the full value of our net DTAs (for which a valuation allowance has not previously been established), to our GAAP earnings and book value per share for the quarterly and annual periods in which they are established and could have a material and adverse effect on our business, financial results, or liquidity.

Risks Related to Legislative and Regulatory Matters Affecting our Industry
Changes to the U.S. federal income tax laws could have an adverse impact on the U.S. housing market, mortgage finance markets, and our business.

From time to time, U.S. federal, state, and local governments enact substantive changes to income tax laws, rules, and regulations that affect the housing and mortgage finance markets and our business. For example, the Tax Cuts and Jobs Act, enacted in 2017, among other things and subject to certain exceptions, reduced for individuals the annual residential mortgage-interest deduction for purchase money mortgage debt, and eliminated for individuals the deduction for interest with respect to home equity indebtedness. In addition, the One Big Beautiful Bill Act, enacted in 2025, made additional changes to individual and business tax provisions that may affect housing-related incentives, mortgage borrowing, and investment activity. Changes such as these, or other future changes to income tax laws and regulations that are unknown or cannot be predicted, could adversely affect home prices, mortgage borrower liquidity, borrower delinquencies, and market values of mortgages, MBS, HEI, and other housing or mortgage-related assets. Such changes could also affect origination volumes and business activity levels, any of which could negatively impact our business and financial results.

HEI are subject to regulatory risk at the federal, state, and local levels and may be subject to recharacterization or regulated as mortgage loans, reverse mortgages, or other forms of “credit.”

HEI are subject to regulatory risk at the federal, state, and local levels. The legal framework applicable to HEI remains unsettled, and courts, legislatures, or regulators may recharacterize or regulate HEI as mortgage loans, reverse mortgages, or other forms of “credit.” Any such recharacterization or regulatory action could subject HEI to additional licensing, disclosure, substantive, reporting, or enforcement requirements and could adversely affect the value, enforceability, or collectability of HEI we originate, acquire, finance, or securitize.

Federal regulators or civil litigants may seek to regulate HEI under existing federal consumer financial laws. In January 2025, the CFPB filed an amicus brief in HEI-related litigation expressing non-binding views that the HEI at issue constituted a “residential mortgage loan” and therefore “credit” subject to the Truth in Lending Act (“TILA”), and issued related guidance indicating continued monitoring of the market. Although these materials were not binding, they illustrate how federal regulators may approach HEI.

If HEI are deemed to constitute mortgage loans or “credit” under federal law, additional statutes and regulations could apply to their origination, servicing, ownership, or transfer, including TILA, the Equal Credit Opportunity Act (“ECOA”), the Home Mortgage Disclosure Act (“HMDA”), and the Real Estate Settlement Procedures Act (“RESPA”), together with their implementing regulations. Application of these laws could impose additional compliance obligations and increase costs. Alleged violations could result in investigations, enforcement actions, civil litigation (including class actions), monetary penalties, rescission rights, damages, or other remedies. Such outcomes could materially adversely affect our business, financial condition, results of operations, and the value or enforceability of HEI and HEI-related assets.

State regulatory scrutiny of HEI has also increased. Certain states, including Connecticut, Illinois, and Maryland, have amended their statutes to expand the definition of “residential mortgage loan” to include “shared appreciation agreements” or similar products, such as HEI, thereby requiring mortgage lending licenses to offer such products in those jurisdictions. Other states have considered or may adopt similar legislation or regulations.

In addition, state regulators or courts may determine—through enforcement actions, litigation, or interpretive positions—that HEI constitute mortgage loans, reverse mortgages, or other regulated credit products under existing law. For example, in 2025, litigation and regulatory actions in certain jurisdictions asserted that HEI fall within existing mortgage or consumer protection statutes. In early 2026, we received a request for information from the Washington State Department of Financial Institutions regarding HEI origination and investment activities involving Washington residents.

If regulators determine that entering into, originating, purchasing, servicing, or investing in HEI constitutes licensed mortgage activity, and we or our counterparties are found not to hold required licenses or comply with applicable requirements, HEI in those jurisdictions could be subject to enforcement actions, penalties, rescission, litigation, or challenges to enforceability.

Most states maintain laws governing licensing, usury, consumer disclosures, and unfair or deceptive acts or practices (“UDAP”). If HEI are recharacterized as loans, they could become subject to state interest rate limits, disclosure requirements, or other substantive restrictions. Although HEI we originate include a maximum investor return cap established at origination, there can be no assurance that such caps would ensure compliance with applicable usury laws if HEI are treated as loans.

Outside of jurisdictions that have expressly amended their statutes, there is limited statutory guidance or case law addressing key aspects of HEI, including required consumer disclosures. There can be no assurance that disclosures or consumer education provided by us or our counterparties regarding the risks, benefits, costs, terms, and conditions of HEI will be deemed legally sufficient in litigation or regulatory proceedings.

Violations of applicable laws and regulations could result in civil monetary penalties, restitution, disgorgement, rescission rights, treble damages, criminal penalties, or determinations that HEI are void or voidable. Any such developments could materially adversely affect the value of our HEI and HEI-related assets, and our business, financial condition, and results of operations.

State and local rent control or rent stabilization regulations may reduce the value of single-family rental or multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own. As a result, the value of these types of mortgage loans, securities, and other investments may be negatively impacted, which impacts could be material.

Numerous counties and municipalities, including areas where properties securing certain of the single-family rental and multifamily mortgage loans we own, or the properties underlying the securities or other investments we hold, are located, impose rent control or rent stabilization requirements on apartment buildings and other rental housing. These ordinances may limit rent increases to fixed percentages, increases tied to the consumer price index, amounts set or approved by a governmental agency, or to amounts determined through mediation or arbitration. In some jurisdictions, including, for example, New York City, many apartment buildings are subject to rent stabilization, and some units are subject to rent control. These regulations, among other things, may limit the ability of single-family rental and multifamily property owners who have borrowed money (including in the form of mortgage debt) to finance their property to raise rents above specified percentages. Limitations on a borrower’s ability to raise property rents, especially as borrowers face rising or high financing costs, may impair such borrower’s ability to repair or renovate the mortgaged property, make mortgage loan payments or where rent increases are capped, keep pace with inflation.

Some states, counties and municipalities have imposed or may impose stricter rent control or rent stabilization regulations. For example, in 2019, the California, Oregon, and New York state legislatures passed laws limiting or restricting landlords’ ability to increase rents on certain renters at the time of lease renewal, after a vacancy, or on an annual basis, and the California and Oregon laws additionally restrict or limit tenant evictions by creating conditions to evicting certain tenants. These laws and similar legislative or regulatory measures may reduce the value of single-family rental and multifamily properties collateralizing mortgage loans we own, or underlying securities or other investments we own, in jurisdictions subject to such rent regulations, which may adversely affect the value of such loans, securities, and investments, and such effects may be material.

We may not be able to obtain or maintain the governmental licenses or registrations required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business, which could harm our business.

While we are not required to obtain licenses to purchase MBS, the purchase of HEI, residential consumer and residential investor mortgage loans in the secondary market, the origination of residential investor loans or HEI, and the securitization of these assets may require us to obtain and maintain various state licenses. In certain circumstances, acquiring the right to service residential mortgage loans and certain residential investor mortgage loans may also require state licensing, even though we do not presently expect to engage in direct loan servicing. HEI origination, administration, investment, and funding activities may likewise require us to obtain or maintain additional state licenses. In addition, initiatives we have undertaken and may continue to pursue to form joint ventures, investment vehicles, or funds with third-party investors for the purchase of loans, HEI, or other assets—and to earn fees, incentive compensation, or other income in connection with such initiatives—may require us to register as an investment advisor with federal or state regulatory authorities. We could be delayed in conducting certain business if we were first required to obtain a federal or state license or registration. We cannot assure you that we will be able to obtain or maintain all licenses required for our activities or that we will avoid significant delays in doing so. Once licenses are issued, we must comply with ongoing reporting and other regulatory requirements to maintain them, and there is no assurance we will satisfy all such requirements. Our failure to obtain or maintain required licenses, or to comply with applicable regulatory requirements relating to our acquisition or origination of mortgage loans or HEI, may restrict our business and investment activities, harm our operating results, and expose us to penalties or other claims.

For example, under the Dodd-Frank Act, the CFPB has regulatory authority over aspects of our business arising from our residential mortgage banking activities, including, without limitation, the authority to bring enforcement actions for noncompliance with applicable CFPB regulations. The CFPB also evaluates whether companies such as Redwood take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicers we retain to service residential mortgage loans (when we own the related MSRs) and to service HEI are among our most significant service providers with respect to our residential mortgage banking and HEI activities and our failure to take steps to ensure that these sub-servicers are servicing these residential mortgage loans and HEI in accordance with applicable law and regulation could result in enforcement action by the CFPB against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation. In addition, failure by sub-servicers who service securitized loans or HEI could result in the associated securitization entity being held liable for the sub-servicer’s actions, which could cause losses to us, including reductions in the value of mortgage securities issued by such entities that we hold as investments, as further discussed in these Risk Factors.

As another example, in early 2026, we received a request for information from the Washington State Department of Financial Institutions related to Redwood’s origination and ownership of HEI entered into with residents of Washington State. To the extent the Washington State Department of Financial Institutions or other state regulatory agencies were to successfully assert that the ownership of HEI is subject to licensure, we could be subject to enforcement action, private litigation, fines, penalties, including litigation asserting that certain terms of HEI we own are not enforceable. Any such enforcement action, litigation, fines, or penalties could materially harm the value of our HEI and HEI-related assets and adversely affect our business, cash flows, financial condition, and results of operations, as further discussed in these Risk Factors.

As another example, rules under HMDA that took effect in January 2018 impose expanded data collection and additional reporting requirements on mortgage lenders and purchasers of residential mortgage loans. These expanded requirements may increase the likelihood of data errors, which regulators may view as indications of inadequate controls or poor compliance processes, and which could lead to civil monetary penalties. The availability of more detailed data may also increase regulatory scrutiny of our mortgage loan purchasing patterns or our data security measures. In addition, ECOA, the Fair Housing Act, Fair Credit Reporting Act, and other federal and state laws and regulations that apply to certain of our investment and business activities, include consumer protections relating to discrimination, abusive and deceptive practices, and other consumer-related matters. To the extent these laws and regulations apply to us, our failure to comply with them, even if unintentional, could result in liabilities, fines, and remediation requirements that could be material. Noncompliance could also arise from our, or an advisor’s, incorrect conclusion that certain aspects of our investment or business activities, including, for example, HEI-related activities, are not subject to certain laws or regulations.

We also seek to maintain our status as an approved servicer for residential mortgage loans sold to Freddie Mac, and we are in the process of applying for status as an approved seller/servicer to Fannie Mae. Approved servicers or seller/servicers must conduct their operations in accordance with the respective Agency's applicable policies and guidelines, including ongoing compliance with net worth, liquidity, and operational requirements. Failure to maintain (or obtain) this status would prevent us from servicing mortgage loans for these entities, or could restrict our business and investment options, and could harm our business or expose us to losses or other claims.

With respect to residential mortgage loans or HEI we own or originate, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of the CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and financial results.

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s “TRID”, “ability-to-repay” and “qualified mortgage” regulations. In addition, various federal, state, and local laws and regulations are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be subjective and open to interpretation. In particular, the CFPB’s “qualified mortgage” regulations were subject to a transition period from March 1, 2021, through October 1, 2022, during which both the existing and revised regulations were in effect, creating potential interpretive and implementation challenges. As a result, a court may find that a residential mortgage loan failed to meet an applicable standard or test even if the originator reasonably believed such requirement had been satisfied. Failure by residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of such loans or as an investor in securities backed by them, to monetary penalties and foreclosure-related defenses, including recoupment or setoff of finance charges and fees collected, and could result in rescission of affected loans. Any such outcomes could adversely affect our business and financial results.

Furthermore, as further discussed in these Risk Factors, the January 2025 CFPB Actions expressed non-binding views regarding HEI, including the view that one consumer’s HEI contract constituted a “residential mortgage loan” and therefore “credit” under TILA. If the CFPB, or any other federal or state regulator, were to regulate HEI as a form of credit, our compliance costs would increase, and such regulation could have a negative, and potentially material, impact on our business, assets, financial condition, and results of operations. The CFPB may revisit whether additional regulations, or updates to existing regulations, are warranted, and any such changes could negatively affect our Sequoia mortgage banking or HEI asset.

Environmental protection laws that apply to properties that secure or underlie our loan and investment portfolio could result in losses to us. We may also be exposed to environmental liabilities with respect to properties of which we become direct or indirect owners or to which we take title, which could adversely affect our business and financial results.

Under the laws of several states, contamination of a property may give rise to a lien on the property, securing recovery of cleanup costs. In some states, such a lien may take priority over the lien of an existing mortgage, which could impair the value of a security we own backed by such property or reduce the value of such a property that underlies loans we have made or own. In addition, under certain state laws and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances at a property securing or underlying a loan we hold if our agents or employees become sufficiently involved in the hazardous waste aspects of the borrower’s operations of that loan, regardless of whether the environmental condition was caused by us or the borrower.

In the course of our business, we may take title to real estate or otherwise become a direct or indirect owner of real estate, including through foreclosure, through exercising rights and remedies under HEI we own, or through participation in an investment fund acquiring workforce housing properties. If we take title, or when we are a direct or indirect owner, we could be subject to environmental liabilities with respect to the property, including liability to governmental entities or third parties for property damage, personal injury, investigation, and clean-up costs. We may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property, and such costs could be substantial. If we ever become subject to significant environmental liabilities, our business and financial results could be materially and adversely affected.

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

We have elected to be taxed as a REIT for federal income tax purposes since 1994. The requirements for REIT qualification, however, are highly technical and complex and often require applying detailed legal rules to specific facts for which there is limited judicial or administrative guidance. Accordingly, we cannot assure you that the Internal Revenue Service (the “IRS”) or a court would agree with our conclusion that we have qualified as a REIT in prior years, or that changes in our investments, our business, or applicable law will not cause us to fail to qualify as a REIT in the future. Furthermore, in an environment where asset values may change rapidly, prior planning for compliance with REIT qualification rules may be disrupted. If we were to fail to qualify as a REIT for federal income tax purposes and did not qualify for statutory relief, we would be subject to federal corporate income tax on our taxable income and would not be permitted a deduction for dividends paid to shareholders. In such circumstances, we may be required to borrow funds or sell assets to pay the resulting taxes, even if market conditions are unfavorable. In addition, unless relief were available, we would be prohibited from electing REIT status again for four years thereafter. Failure to qualify as a REIT could adversely affect our dividend distributions and could adversely affect the value of our stock.

Maintaining REIT status and avoiding the generation of excess inclusion income at Redwood Trust, Inc. and certain of our subsidiaries may reduce our flexibility and could limit our ability to pursue certain opportunities. Failure to appropriately structure our business and transactions to comply with laws and regulations applicable to REITs could have adverse consequences.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility in managing our operations may be reduced. For instance:

•	Compliance with the REIT income and asset rules, or uncertainty regarding the application of those rules to certain investments, may result in our holding investments in our taxable REIT subsidiaries (where the income produced is subject to corporate-level taxation) rather than in an entity taxed as a REIT (where such income generally would not be subject to corporate-level taxation).

•	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.

•	As a REIT, our ability to own non-real estate assets and earn non-real estate related income is limited, and the rules for classifying assets and income are complex. Our ability to own equity interests in other entities is also limited. If we fail to comply with these limits, we may be required to liquidate attractive investments on short notice and on unfavorable terms to maintain our REIT status.

•	We generally use taxable REIT subsidiaries to own non-real estate assets and to engage in activities that may generate non-real estate related income under the REIT rules. However, our ability to invest in taxable REIT subsidiaries is limited. No more than 25% (20% for taxable years beginning after December 31, 2017 and before January 1, 2026) of the value of our total assets may consist of securities of one or more taxable REIT subsidiaries. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries and the business activities they conduct.

•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. We may earn non-cash REIT taxable income due to timing and/or character mismatches between the computation of our income for tax and accounting purposes. Earning non-cash REIT taxable income could require us to sell assets, incur debt, or raise new equity to fund required distributions.

•	We could be viewed as a “dealer” with respect to certain transactions and become subject to a 100% prohibited transaction tax or other entity-level taxes on income from those transactions.

Furthermore, the rules we must follow and the tests we must satisfy to maintain our REIT status may change, or the interpretation of these rules and tests by the IRS may change.

In addition, our stated goal has been to avoid generating excess inclusion income at Redwood Trust, Inc. and certain of its subsidiaries that would be taxable as unrelated business taxable income (“UBTI”) to our tax-exempt shareholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or may require us to pursue certain transactions through a taxable REIT subsidiary, which would reduce the net returns on these transactions due to the associated tax liabilities payable by the subsidiary. Despite our efforts, we may not be able to avoid creating or distributing UBTI to our common and preferred shareholders.

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

To qualify as a REIT, we generally must distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders each year, and we are subject to regular corporate income taxes on any portion of REIT taxable income (including net capital gains) we do not distribute. We are also subject to a 4% nondeductible excise tax to the extent that the distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. To maintain our REIT status and avoid federal income and excise taxes, we may need to borrow funds to meet these distribution requirements, even when market conditions for such borrowings are unfavorable. These borrowing needs may arise from differences in timing between our recognition of income for federal income tax purposes and the actual receipt of cash. For example, we may be required to accrue interest, discount other income on mortgage loans, MBS, HEI and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Moreover, our access to third-party sources of capital depends on several factors, including the market’s perception of our growth potential, our current debt levels, the market price of our preferred stock or common stock, and our current and potential future earnings. We cannot assure you that we will be able to obtain capital on favorable terms at the times we require it, or at all. If we cannot raise capital when needed, we may be required to curtail investment activity or dispose of assets at unfavorable times, which could adversely affect our financial condition, results of operations, cash flows, and the trading price of our stock.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trusts, or estates is generally 20%. Although dividends paid by REITs are generally not eligible for this rate (subject to limited exceptions), such stockholders may deduct up to 20% of ordinary REIT dividends. While this deduction reduces the effective tax rate on certain REIT dividends, the rate remains higher than the rate applicable to qualified dividends from non-REIT corporations.

As a result, investors may view REIT investments as less attractive than investments in non-REIT corporations, which may adversely affect the value of our common stock and preferred stock.

The failure of mezzanine loans, mortgage loans, MBS, or HEI subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

When we enter into short-term financing arrangements in the form of repurchase agreements, we sell certain assets to a counterparty and simultaneously agree to repurchase them, including mortgage loans, MBS, or HEI. We believe we are treated for U.S. federal income tax purposes as the owner of these assets during the term of the repurchase agreement, even though record ownership may temporarily transfer to the counterparty. However, the IRS could assert that we did not own the assets during the term of the agreement, in which case we could fail to qualify as a REIT.

In addition, we have acquired and may continue to acquire or originate mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that owns real estate directly or indirectly. Revenue Procedure 2003-65 provides a safe harbor under which a mezzanine loan that meets each of the specified requirements will be treated as a real estate asset for purposes of the REIT asset tests, and interest earned on such a loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although taxpayers may rely on this safe harbor, it does not prescribe substantive tax law. We believe the mezzanine loans we have treated as real estate assets generally satisfied the safe harbor requirements. However, the IRS could challenge the tax treatment of these loans, and if such a challenge were sustained, we could be subject to penalty taxes or, in certain circumstances, fail to qualify as a REIT.

Changes in tax rules could adversely affect REITs and could adversely affect the value of our stock.

Federal income tax rules are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Future changes to the tax laws or regulations applicable to REITs or to mortgage or real estate related financial products could adversely affect our operations or reduce any competitive advantages we may have relative to non-REIT entities, either of which could reduce the value of our stock.

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

The Internal Revenue Code, and the rules, regulations, guidance, and procedures issued under it, may change, and the IRS’s interpretation of these authorities may also change. Where the application of these rules to our business is unclear, we may have to interpret them. Although we seek advice from outside tax advisors in making these determinations, our interpretations may prove incorrect, which could have adverse consequences.

Our tax payments and dividend distributions, which we structure to meet REIT distribution requirements, depend largely on our estimates of taxable income and the application and interpretation of numerous tax rules and regulations. Although certain relief provisions may be available if we misinterpret these rules, we may not be able to fully rely on them, which could adversely affect our REIT status. In addition, our GAAP earnings include tax provisions and benefits based in part on our taxable income estimates, and if these estimates prove incorrect, we may be required to adjust our tax provisions, which could be material. To the extent we hold deferred tax assets, changes in our ability to realize those assets may require us to record a valuation allowance with corresponding charges to GAAP earnings and book value per share, which also could be material.

Our ability to raise, manage, and deploy capital is critical to our business and may adversely affect our financial results and growth.

As a REIT, we are required to distribute at least 90% of our taxable income to shareholders, which limits our ability to retain earnings and increases our reliance on external capital to fund growth. Our ability to raise capital—through common or preferred equity issuances, debt, or other financing arrangements—may be constrained by market conditions, investor demand, regulatory or contractual limitations, and restrictions under our charter, including limits on authorized shares and ownership tests. If we are unable to raise capital on acceptable terms, or at all, we may be unable to pursue attractive investment opportunities, expand our portfolio, or operate our business as planned.

Adverse market conditions, including periods of economic uncertainty, credit stress, or volatility in the housing and mortgage markets, may further limit our access to capital or increase our cost of financing. In such circumstances, we may be required to raise capital on unfavorable terms, which could result in dilution to existing shareholders, higher interest expense, or increased transaction costs, or we may be forced to reduce or delay investments and growth initiatives. In addition, if growth is constrained, our general and administrative expenses may increase as a percentage of our capital base.

We also have broad discretion in determining how to deploy available capital, and our investment decisions may not generate the returns we expect. If we are unable to effectively raise, allocate, or manage capital, our business, financial condition, results of operations, and ability to grow could be materially adversely affected.

Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an “investment company” (as defined therein) is required to register with the SEC and is subject to extensive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. Companies primarily engaged in acquiring mortgages and other liens on or interests in real estate are generally exempt from these requirements. We believe we have operated our business so that we are not subject to registration under the Investment Company Act. To continue doing so, however, Redwood and each of our subsidiaries must either operate outside the definition of an investment company or satisfy an applicable exclusion under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. To qualify for other exclusions, entities must, among other things, maintain at least 55% of their assets in qualifying real estate assets (the “55% Requirement”) and an additional 25% in qualifying real estate assets or other real estate-related assets (the “25% Requirement”). Rapid changes in the value of our assets may disrupt prior planning to comply with these requirements.

If Redwood or one of our subsidiaries were to fall within the definition of an investment company under the Investment Company Act and fail to qualify for an exclusion or exemption (for example, if it was required to and failed to meet the 55% Requirement or the 25% Requirement), it could, among other things, be required either (i) to change the manner in which it conducts operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act which affect our efforts to qualify for exclusions or exemptions, including our ability to comply with the 55% Requirement and the 25% Requirement, could also result in these adverse effects on us.

If we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief, we could be unable to enforce contracts with third parties, and third parties could seek rescission of transactions entered into while we were deemed to be an unregistered investment company.

Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our shareholders for their shares in Redwood.

To maintain our status as a REIT, no more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities). To protect against ownership concentration that could jeopardize our REIT status and for other purposes, our charter generally prohibits any single shareholder, or group of affiliated shareholders, from beneficially owning (as defined in the charter) more than 9.8% of the outstanding shares of any class of our stock, unless our Board waives or modifies this limit. Likewise, the articles supplementary for our Series A preferred stock generally prohibit any person from beneficially or constructively owning (as such terms are defined in the articles supplementary) more than 9.8% of the outstanding Series A preferred stock, unless our Board waives or modifies that limit. These limits may prevent a third party from acquiring control of us without the consent of our Board. Our Board has granted a limited number of waivers to institutional investors, subject to specified terms and conditions, and may amend these waivers or grant additional waivers in the future.

Certain provisions of our charter and bylaws and of the Maryland General Corporation Law (“MGCL”) may also discourage a third party from making an acquisition proposal and may inhibit a change in control. For example, our charter authorizes our Board to issue preferred stock from time to time, and to establish the terms, preferences, and rights of the preferred stock without shareholder approval. In addition, provisions of our charter and the MGCL restrict shareholders’ ability to remove directors and fill the resulting vacancies and restrict control share acquisitions. These and other provisions may deter offers to acquire our stock or significant ownership positions on terms that would be attractive to shareholders, thereby limiting the opportunity for shareholders to receive a premium over prevailing market prices.

The ability to take action against our directors and officers is limited by our charter and bylaws and provisions of Maryland law and we may (or, in some cases, are obligated to) indemnify our current and former directors and officers against certain losses relating to their service to us.

Our charter limits the liability of our directors and officers to us and to our shareholders for pecuniary damages to the fullest extent permitted by Maryland law. Our charter and bylaws also may require us to indemnify our directors and officers, and those of our subsidiaries and affiliates, to the maximum extent permitted by Maryland law in connection with any proceeding to which they are, or are threatened to be, made a party by reason of their service to us. We have entered into, and may in the future enter into, indemnification agreements with our directors and certain officers, as well as with directors and certain officers of our subsidiaries and affiliates, that obligate us to indemnify these individuals against certain losses and related defense costs arising from their service to us or to our subsidiaries or affiliates.

Other Risks Related to Ownership of Our Capital Stock
Investing in our stock may involve a high degree of risk. Investors in our stock may experience losses, volatility, limited liquidity, and reductions in dividends.

An investment in our stock may involve a higher degree of risk than other types of investments. Economic, financial market, industry, operational, regulatory, and company-specific factors, including those relating to our investing activity, business operations, financial results, dividend practices, and organizational structure, could reduce or eliminate the value of our stock. These risks may not be suitable for many investors, and investors may experience volatile returns and material losses. In addition, trading volume in our stock (i.e., its liquidity) may be insufficient to permit investors to sell their shares when they choose or at prices they consider reasonable.

Our earnings, cash flows, book value, and dividends may be volatile and are difficult to predict, and investors should not rely on our estimates, projections, or management’s expectations. The sustainability of our financial performance will depend on numerous factors, including our investment and business activity, access to debt and equity financing, the returns earned on our assets, credit losses, prepayments, operating expenses, and other risks described herein. Because our preferred stock has priority as to dividends and liquidating distributions, dividends available to our common stockholders may be limited. Although we seek to pay regular dividends, we may reduce or suspend dividends on our common stock, or defer dividends on our preferred stock, for a variety of reasons and without prior public notice. While we have paid special dividends on our common stock in the past, we have not done so since 2007 and may not do so in the future. Any change in the amount or form of our dividends may adversely affect the value of our stock.

A limited number of institutional shareholders own a significant percentage of our common stock, which could have adverse consequences to other holders of our stock.

Based on filings of Schedules 13D and 13G with the SEC, we believe that as of December 31, 2025, three institutional shareholders each owned 5% or more of our outstanding common stock and collectively held approximately 37% of our outstanding common stock, and institutional shareholders in the aggregate owned more than 84% of our outstanding common stock. Furthermore, these or other investors could significantly increase their ownership of our preferred or common stock, including through the conversion of outstanding convertible or exchangeable notes into common stock. Significant ownership positions may give such shareholders substantial influence over matters submitted to a vote of our shareholders, including the election of directors and transactions involving a change in control. If any significant shareholder were to liquidate all or a substantial portion of its holdings, or if our stock were removed from an industry or broad-based market index in which it is included, the market price of our stock could be adversely affected.

Although our charter generally prohibits any shareholder from beneficially owning more than 9.8% of any class of our outstanding stock, and our articles supplementary for our Series A preferred stock similarly prohibit any shareholder from beneficially or constructively owning more than 9.8% of our outstanding Series A preferred stock, our Board of Directors has granted a limited number of waivers of these limits to institutional investors and may amend the existing ownership limitation waivers it has granted to a limited number of institutional investors or grant new waivers. Any such waivers could permit increased ownership concentration among one or more shareholders.

Future sales or issuances of our common stock, preferred stock or other securities, by us or by our officers, directors, or senior employees, may have adverse consequences for investors.

We may issue additional shares of preferred stock or common stock, warrants to purchase common stock, or securities convertible into or exchangeable for common stock in public offerings or private placements, including as consideration in acquisition or financing transactions. Holders of outstanding warrants, convertible notes, or exchangeable securities may also acquire additional shares of common stock through conversion or exercise, as applicable. In addition, we may issue common stock under our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our equity and employee stock purchase plans, including upon the exercise of, or in respect of distributions on, previously granted awards. We are not required to offer these shares to existing shareholders on a preemptive basis, and existing shareholders may be unable to participate in future issuances, which could dilute their interests. Moreover, purchases by market participants of securities issued by us in future transactions may reduce or replace purchases they might otherwise make in the open market, decreasing trading volume and potentially reducing the market price and liquidity of our stock.

As of December 31, 2025, our directors and executive officers collectively beneficially owned less than 3% of our common stock. Sales of shares by these individuals are required to be publicly reported and are monitored by many market participants in making investment decisions. As a result, future sales by these individuals could negatively affect the market price of our stock.

The change-in-control-related conversion rights of our preferred stock may be detrimental to holders of our common stock.

We currently have 2.8 million shares of Series A preferred stock outstanding, which may be converted into common stock upon the occurrence of certain specified change-in-control events. The conversion rate would be based on the number of shares of common stock having a value equal to the $25.00 per-share liquidation preference, subject to a maximum conversion rate of approximately seven shares of common stock for each share of Series A preferred stock. The conversion of the Series A preferred stock into common stock would dilute existing common stockholders, could adversely affect the market price of our common stock, and could impair our ability to raise additional equity capital.

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

Our dividend distributions are driven by several factors, including our minimum distribution requirements under REIT tax laws and our REIT taxable income as calculated under the Internal Revenue Code. We are generally required to distribute at least 90% of our REIT taxable income to our stockholders, although our GAAP financial results may differ materially from our REIT taxable income. In addition, our Series A preferred stock has a preference on dividend payments and liquidating distributions that may limit dividends paid to holders of our common stock.

In the year ended December 31, 2025, we paid approximately $93 million of cash dividends on our common stock, or $0.72 per share. Dividend payments to holders of our Series A preferred stock are due quarterly on January 15, April 15, July 15, and October 15, each currently in the amount of $1.75 million (or $0.6250 per share of Series A preferred stock) until the first interest rate reset date on April 15, 2028. Our ability to continue paying quarterly dividends may be adversely affected by several factors, including those described in this Annual Report on Form 10-K. We may also consider paying future dividends to common stockholders in shares of common stock, in cash, or a combination thereof. Any decision regarding the composition of such dividends would reflect our analysis of liquidity at the time of payment, including cash balances and cash flows. For example, we may choose to distribute shares of common stock in lieu of cash, or in combination with cash, to satisfy dividend obligations to common stockholders, which could dilute existing common stockholders.

If we determine that future dividends would represent a return of capital or would not be required under applicable REIT tax laws and regulations, we may discontinue dividend payments on our common stock until such dividends again represent a distribution of income or become required under applicable REIT tax requirements. Any reduction or elimination of dividend distributions would reduce the dividends received by holders of our stock and could reduce the market price of our stock and our ability to raise capital in future securities offerings. In addition, if dividends on any shares of our Series A preferred stock are in arrears for six or more quarterly dividend periods, whether or not consecutive, the size of our board of directors will automatically increase by two directors (subject to the maximum number authorized under our bylaws), and holders of the Series A preferred stock will be entitled to elect those additional directors at a special meeting of shareholders and at each subsequent annual meeting until all accumulated and current dividends have been paid or declared and funds set aside for payment.

The rate at which holders of our stock are taxed on dividends we pay, and the characterization of such dividends as ordinary income, qualified dividends, long-term capital gains, or return of capital, may affect the market price of our stock. Although we announce the expected tax characterization of dividend distributions, the actual characterization may differ due to errors, adjustments made during the preparation of our tax returns, or changes resulting from an IRS or state tax audit, which could result in stockholders incurring higher tax liabilities than expected.

We may pay taxable dividends on our common stock in cash and in shares of common stock, in which case stockholders may sell shares of our stock to pay tax on such dividends, placing downward pressure on the market price of our stock.

We may satisfy the REIT 90% distribution requirement through taxable distributions payable in shares of our common stock. IRS Revenue Procedure 2017-45 permits publicly offered REITs to pay elective cash/stock dividends and provides that such distributions will be treated as taxable dividends under Section 301 of the Internal Revenue Code, provided that at least 20% of the total distribution is payable in cash and the other conditions set forth in the Revenue Procedure are satisfied.

If we pay a taxable dividend in cash and common stock, taxable stockholders will be required to include the full amount of the dividend as taxable income to the extent of our current and accumulated earnings and profits. As a result, stockholders may owe income tax in excess of the cash portion received. A U.S. stockholder who sells the shares distributed to cover this tax may receive proceeds that are less than the amount included in taxable income, depending on the market price at the time of sale. In addition, we may be required to withhold U.S. federal income tax on such dividends for certain non-U.S. stockholders, including on the stock portion. If a significant number of stockholders sell shares to pay taxes on these dividends, this selling could place downward pressure on the trading price of our common stock.

The market price of our stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our stock may be negatively affected by various factors, which may change over time, including:

•	Our actual or anticipated financial condition, performance, and prospects, and those of our competitors.

•	Market conditions for similar securities issued by other specialty finance companies, REITs and industry participants.

•	Demand for assets we originate or acquire, including assets held in our investment portfolio.

•	Changes in how investors and research analysts assess our stock, including adjustments to valuation methodologies.

•	Changes in analyst recommendations or earnings estimates for us, our competitors, or our industry.

•	General economic and financial market conditions, including actual and projected interest rates, prepayment activity, credit performance, mortgage origination volumes, market conditions for assets we hold or invest in, and developments in casualty insurance (including homeowner’s insurance) markets.
•	Regulatory proposals or changes affecting financial markets, financial institutions, related industries, or financial products.

•	Events that undermine confidence in financial markets, including instability or failure of major financial institutions or significant corporations, terrorist attacks, warfare (including in Ukraine and the Middle East), natural or man-made disasters, pandemics or epidemics, or threatened or actual armed conflicts.

Stock price fluctuations may occur even when unrelated to our financial performance, and investors could experience declines in the value of their investment for reasons beyond our control.

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
We have not currently identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or that we believe are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information about cybersecurity risk, refer to Part II, Item 7 of this Annual Report on Form 10-K generally and under the heading “Maintaining information security and complying with data-privacy and technology laws are critical; a cybersecurity or data incident, or a violation of such laws, could materially harm us” in Part I, Item 1A of this Annual Report on Form 10-K.
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
ITEM 2. PROPERTIES
Our principal executive and administrative office is located in Mill Valley, California and we have additional offices, including at the locations listed below. We do not own any properties and lease the space we utilize for our offices. Additional information on our leases is included in Note 19 to the Financial Statements within this Annual Report on Form 10-K. The following table presents the locations and remaining lease terms of our primary offices.
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2028
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2031
Englewood, CO 80112

4 Park Plaza, Suite 900	2027
Irvine, CA 92614

45 Rockefeller Plaza, Suite 2630	2030
New York, NY 10111

1111 Metropolitan Avenue, Suite 1040	2027
Charlotte, North Carolina 28204

ITEM 3. LEGAL PROCEEDINGS
For information on our legal proceedings, see Note 19 to the Financial Statements within this Annual Report on Form 10-K under the heading "Loss Contingencies - Litigation, Claims and Demands."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 18, 2026, our common stock was held by approximately 438 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 44,662. At February 27, 2026, there were 124,989,447 shares of common stock outstanding.
The cash dividends declared on our common stock for each full quarterly period during 2025 and 2024 were as follows:

	Common Dividends Declared
	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2025
Fourth Quarter	12/23/2025	12/30/2025	$0.18	Regular
Third Quarter	9/23/2025	9/30/2025	$0.18	Regular
Second Quarter	6/23/2025	6/30/2025	$0.18	Regular
First Quarter	3/24/2025	3/31/2025	$0.18	Regular
Total			$0.72

Year Ended December 31, 2024
Fourth Quarter	12/23/2024	12/30/2024	$0.18	Regular
Third Quarter	9/23/2024	9/30/2024	$0.17	Regular
Second Quarter	6/21/2024	6/28/2024	$0.16	Regular
First Quarter	3/21/2024	3/28/2024	$0.16	Regular
Total			$0.67
All dividend distributions are made with the authorization of the Board of Directors at its discretion and will depend on such items, including, for example, GAAP net income, financial condition, REIT taxable income, other non-GAAP measures of profitability and returns, maintenance of REIT status, and other factors that the Board of Directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock; however, holders of shares of our Series A preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. As reported on our Current Report on Form 8-K filed on January 29, 2026, for dividend distributions made in 2025, we expect our common stock dividends paid in 2025 to be characterized for federal income tax purposes as 39% ordinary income (Section 199A), 2% qualified dividends, and 59% return of capital, and we expect our preferred stock dividends paid in 2025 (April, July, and October 2025 and in January 2026) to be characterized as 96% ordinary income (Section 199A) and 4% qualified dividends. None of the common stock or preferred stock dividend distributions made in 2025 are expected to be characterized for federal income tax purposes as long-term capital gain dividends.
Our Board of Directors has approved authorizations for the repurchase of up to $150 million of our common stock and up to $70 million of our preferred stock, and has also authorized the repurchase of outstanding debt securities, including our senior notes and convertible senior notes. Under these repurchase authorizations, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. These repurchase authorizations have no time limit, may be modified, suspended or discontinued at any time, and do not obligate us to acquire any specific number of shares or securities. During the year ended December 31, 2025, we repurchased 9.2 million shares of our common stock for a total cost of $53 million and we repurchased $3 million of our senior notes. At December 31, 2025, $111 million of the previously approved authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock and we also continued to be authorized to repurchase outstanding debt securities. During the year ended December 31, 2024, we did not repurchase any of our common stock or preferred stock and repurchased and early retired $72 million of our convertible and exchangeable senior notes.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2025.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Share and Per Share Data)
October 1, 2025 - October 31, 2025	181,583	$5.26	181,583	$124,694
November 1, 2025 - November 30, 2025	141,974	$5.48	141,974	$123,917
December 1, 2025 - December 31, 2025	2,362,311	$5.59	2,362,311	$110,709
Total	2,685,868	$5.56	2,685,868
Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.
Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the Russell 2000 Stock Index, the FTSE NAREIT Mortgage REIT index and the BBG mREIT Index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2020. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year - Cumulative Total Return Comparison
December 31, 2020 through December 31, 2025
Index Value
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
RWT
NAREIT
Russell 2000
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
Our aggregation, origination, and investment activities have evolved to incorporate a diverse mix of residential consumer and residential investor housing credit assets. We operate our business across four reportable segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments, and Legacy Investments. Our two mortgage banking segments generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans. Our Redwood Investments portfolio is comprised of investments sourced through our mortgage banking operations as well as investments purchased from third-parties, and generates income primarily from net interest income and asset appreciation. Our Legacy Investments portfolio is comprised of assets that were previously included within the Redwood Investments segment and generates income primarily from net interest income.
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

Business Update
Over the past year, our focus has been on advancing Redwood Trust’s strategic transition toward a more scalable, capital-efficient, and simplified operating model centered on our mortgage banking platforms. During 2025, we accelerated the repositioning of our balance sheet, reallocated capital away from legacy investment activities, and materially expanded the scale of our core operating businesses. These efforts resulted in record production volumes and improved capital efficiency, positioning us for a more durable and predictable earnings profile, which we saw begin to materialize in the fourth quarter of 2025.
The housing finance market in 2025 was characterized by continued affordability challenges, subdued overall transaction activity, and evolving dynamics across bank and non-bank mortgage lending. While mortgage rates remained elevated for much of the year, volatility in interest rates and capital markets persisted, alongside shifting regulatory and policy considerations affecting housing supply, bank balance sheet positions, and institutional participation in residential mortgage finance. Against this backdrop, retrenchment by banks from certain areas of mortgage lending continued to create opportunities for non-bank platforms capable of providing liquidity, distribution, and capital-efficient execution at scale.
In response to these market dynamics, we furthered our role as a leading provider of capital to the non-agency market, emphasizing growth across our Mortgage Banking platforms, which is comprised of Sequoia (inclusive of Aspire) and CoreVest, while actively reducing exposure to assets and strategies that no longer align with our long-term operating objectives. For the full year, our Mortgage Banking platforms generated a record level of production, comprised of $20.7 billion of Sequoia loan locks and $2.0 billion of CoreVest funded volume, more than double our 2024 production. During the second half of 2025, Sequoia loan lock and CoreVest loan funding volume was $14.1 billion, which on a standalone basis, would have represented our second-largest production year ever.
At December 31, 2025, 81% of our capital was allocated to our Mortgage Banking platforms and Redwood Investments, compared to approximately 62% at the end of 2024, reflecting our continued shift toward an originate-to-distribute business model. A central element of our strategy in 2025 was the accelerated wind-down of our Legacy Investments portfolio. These assets, which include legacy unsecuritized bridge loans, residential re-performing loan securities, and third-party originated investments, were largely accumulated during prior periods when market conditions and return opportunities differed materially from those prevailing today.
Throughout the year, we executed a series of asset dispositions, financings, and restructurings to reduce our exposure to Legacy Investments, improve balance sheet flexibility, and enhance our earnings profile. During 2025, we completed approximately $1.2 billion of legacy asset dispositions, including outright sales, structured financings, and partnership transactions. As a result, Legacy Investments declined from approximately 33% of total capital in mid-2025 to 19% by year-end, with continued progress expected as remaining assets are resolved.
Proceeds from these actions enabled the repayment of higher-cost secured debt, improved utilization of flexible funding sources, and redeployment of capital into higher-return operating activities. In parallel, we actively managed our corporate capital structure, including repayment of our convertible notes that matured in 2025, issuance of $190 million of senior unsecured debt, and repurchase of $53 million of common stock during the year, the latter of which contributed approximately $0.13 per share of book value accretion.
Our Sequoia platform, which includes Aspire, delivered record production in 2025, reflecting continued market share gains across both bank and independent mortgage bank (“IMB”) counterparties. Full-year Sequoia lock volume totaled approximately $20.7 billion, increasing substantially year over year, with record quarterly production achieved in both the third and fourth quarters. In the fourth quarter alone, Sequoia locked $6.8 billion of loans (inclusive of Aspire activity), representing a 193% increase compared to the fourth quarter of 2024. Overall 2025 volumes translated into 7.0% of jumbo market share, up from 4.3% in 2024 and compared to our 1-2% historical average.
Aspire, our expanded-credit and non-QM platform included within the Sequoia platform, completed its first full year of operations in 2025 and scaled rapidly throughout the year. Aspire locked $3.2 billion of loans in 2025, including record quarterly production of approximately $1.5 billion in the fourth quarter. Aspire’s seller network expanded to 123 originators, with 69% of volume sourced from originators that also transact with Sequoia, demonstrating the benefits of our integrated platform approach.

Bulk transactions represented a significant portion of Sequoia’s activity during the year, particularly with bank counterparties seeking capital-efficient alternatives to holding residential mortgage loans on balance sheet. Production was supported by continued strength in both flow and bulk executions, including the purchase of a large seasoned loan pools in each of the first and third quarters of 2025 and additional seasoned bank collateral acquired during 2025 as institutions repositioned balance sheets amid increased merger and acquisition activity. Product breadth also contributed to record lock volumes, including growth in Adjustable-Rate Mortgages (“ARMs”) and Closed-End Seconds (“CES”), reflecting borrower demand for alternative affordability structures in a higher-rate environment and broadening Sequoia’s sourcing capabilities. Refinancing volumes for our Sequoia prime jumbo products increased during the second half of 2025, representing approximately 35% of second-half lock volume, compared to approximately 26% in the first half of the year.
Distribution remained a core differentiator across the Sequoia platform, inclusive of Aspire. During the fourth quarter, Sequoia distributed approximately $3.0 billion of loans through securitizations and an additional $1.2 billion through whole loan sales, supporting rapid capital turnover and attractive returns. Loans were typically held on balance sheet for approximately 36 days prior to sale or securitization, limiting balance sheet risk and enhancing capital efficiency. As production volumes increased, cost per loan (calculated as operating expenses divided by loan purchase commitments) declined to 0.23% in 2025 from 0.29% in 2024, a 21% year-over-year improvement driven by operating leverage and disciplined cost management.
Distribution capabilities expanded alongside production within Aspire. During 2025, Aspire completed $914 million of loan sales to various institutional buyers, including its first whole loan sale to a bank in the fourth quarter, and prepared for the launch of its inaugural securitization platform in early 2026. These activities supported improved capital turnover and positioned Aspire for continued growth and enhanced returns as volumes scale.
CoreVest continued to expand its footprint in business purpose lending, delivering 13% year-over-year growth in funded volume during 2025. Production increasingly shifted toward smaller-balance products, including RTL and DSCR loans. In the fourth quarter, RTL represented 37% of funded volume, while DSCR production increased 43% from the prior quarter. Importantly, these two products represented 40% of CoreVest's full year 2025 volume, representing clear progress on our strategic focus for the platform.
Distribution activity supported improved liquidity and capital efficiency, while credit performance remained an area of focus. The second and fourth quarters of 2025 each represented record quarters for CoreVest distribution activity, reflecting continued momentum across securitizations, whole loan sales, and transfers to joint ventures. Since launching our joint venture strategy, cumulative loan transfers to these vehicles were $2.1 billion in early 2026, underscoring the scale and capital efficiency achieved through this distribution channel. We continued to apply targeted credit overlays, tightened leverage in vulnerable markets, and actively managed legacy exposures. As a result of these efforts, 90-day-plus delinquencies in the legacy unsecuritized bridge loans portfolio declined significantly during the year, and remaining exposure became increasingly concentrated in a smaller number of assets.
Net cost to originate, calculated as operating expenses less upfront origination fees divided by total origination volume, improved 22% year-over-year from 1.18% in 2024 to 0.92% in 2025. The improvement reflects higher production volumes, disciplined expense management and improved revenue margins achieved through joint venture and other distribution channels. These efficiency gains follow improvements realized in 2024 and demonstrate operating leverage as production volumes increase.
Capital efficiency was a defining feature of our operating model in 2025. Across our mortgage banking platforms, working capital usage averaged approximately 2.5% of total production volume, reflecting high levels of capital turnover driven by sales, securitizations, and joint venture activity.
As volumes scaled, revenue growth significantly outpaced operating expense growth. Combined mortgage banking fixed cost per loan declined by approximately 44% year over year, while revenue-to-expense efficiency improved by 35%. Total operating expenses declined to approximately 0.9% of production volume, compared to 1.6% in the prior year, reflecting disciplined cost management and operating leverage embedded in our model.
By the end of 2025, Redwood Trust operated with a simplified balance sheet, a greater concentration of capital in core operating activities, and an expanded network of institutional capital partners. Our operating platforms entered 2026 with strong production momentum, diversified funding and distribution channels, and infrastructure designed to support continued growth as housing market conditions evolve.
While housing affordability, interest rate trends, and policy developments remain key variables influencing market activity, we believe the structural changes implemented during 2025 have strengthened our ability to generate durable returns across a range of market environments. Our focus remains on scaling our operating platforms, efficiently deploying capital, and creating long-term value through disciplined execution and risk management.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2025 and 2024. Most tables include "changes" columns that show the amounts by which the results from 2025 are greater or less than the results from the respective period in 2024. Unless otherwise specified, references in this section to increases or decreases in 2025 refer to the change in results from 2024 to 2025.
Consolidated Results of Operations
The following table presents the components of our net (loss) income by segments for the years ended December 31, 2025 and 2024.
Table 1 – Net (Loss) Income

	Years Ended December 31,
(In Thousands)	2025	2024	Change
Net Interest Income From:
Sequoia mortgage banking	$82,407	$43,795	$38,612
CoreVest mortgage banking	8,398	5,310	3,088
Redwood Investments	81,381	99,341	(17,960)
Legacy Investments	(25,028)	22,093	(47,121)
Corporate/other	(64,461)	(67,931)	3,470
Net Interest Income	82,697	102,608	(19,911)
Non-Interest Income
Sequoia mortgage banking activities, net	115,649	57,579	58,070
CoreVest mortgage banking activities, net	51,457	41,819	9,638
Investment fair value changes, net	(97,369)	(14,759)	(82,610)
HEI income (loss), net	711	42,085	(41,374)
Servicing income	9,993	14,414	(4,421)
Fee income	10,957	11,030	(73)
Other income, net	3,883	1,830	2,053
Realized (losses) gains, net	(608)	306	(914)
Total non-interest income (loss), net	94,673	154,304	(59,631)
General and administrative expenses	(153,946)	(136,393)	(17,553)
Portfolio management costs	(28,258)	(20,915)	(7,343)
Loan acquisition costs	(18,143)	(12,675)	(5,468)
Other expenses	(21,864)	(14,088)	(7,776)
Total operating expenses	(222,211)	(184,071)	(38,140)
Net (Loss) Income Before Income Taxes	(44,841)	72,841	(117,682)
Provision for income taxes	(25,185)	(18,837)	(6,348)
Net (Loss) Income	(70,026)	54,004	(124,030)
Dividends on preferred stock	(7,015)	(7,015)	—
Net (Loss) Income (Related) Available to Common Stockholders	$(77,041)	$46,989	$(124,030)

Comparison of Consolidated Results of Operations for Years Ended December 31, 2025 and 2024
Net loss for the year ended December 31, 2025 totaled $77 million, compared with net income of $47 million for the year ended December 31, 2024. The decline primarily reflects adverse fair value adjustments and reduced net interest income primarily associated with our Legacy bridge loan portfolio, lower HEI income, net and higher operating expenses tied to volume growth across the Mortgage Banking platforms. This decline was partially offset by stronger performance in our Mortgage Banking operations.
Net interest income decreased to $83 million from $103 million year over year. The decline was largely driven by an increase in the balance of Legacy unsecuritized bridge and term loan portfolios placed on non-accrual in 2025, which in certain cases resulted in reversals of previously accrued interest income. Lower net interest income in our Redwood Investments portfolio was primarily due to lower average balances of term loan securitizations and the higher average cost of debt on securitized bridge loans incurred in 2025. These decreases were partially offset by higher net interest income from our Mortgage Banking operations. Sequoia net interest income in particular increased by $39 million, driven by higher loan purchase volumes and lower base floating rates on financing facilities as SOFR declined in 2025, relative to the prior year. CoreVest net interest income also increased by $3 million, primarily driven by increased funding volumes and lower SOFR.
Mortgage banking activities, net increased to $167 million from $99 million in the prior-year period, reflecting stronger performance across volume, profitability and efficiency for our Mortgage Banking operations. Sequoia Mortgage banking activities, net increased by $58 million, as lock volumes rose to $20.7 billion from $9.0 billion in the prior year. This growth was supported by continued strength in both flow and bulk executions across our network of loan sellers, including the purchase of various seasoned loan pools during 2025, along with outperformance of interest rate hedges. Sequoia also benefited from substantial growth in our new Aspire platform in 2025, where lock volumes totaled $3.2 billion. CoreVest reported $51 million of Mortgage banking income during 2025, compared with $42 million in the prior year, driven by higher funding levels, improved execution economics across products, as well as elevated distribution across securitization, whole loan sales and sales to joint ventures.
Investment fair value changes increased to a $97 million net loss in 2025 from a $15 million net loss in the prior year. The decline was primarily driven by negative fair value adjustments on our legacy unsecuritized bridge loans, and to a lesser extent, legacy unsecuritized term loans, reflecting increased delinquencies and credit stress in certain 2021 and 2022 vintage loans. These loans were underwritten during a period of significantly lower interest rates, more favorable financing conditions and different market fundamentals. These negative fair value adjustments reflected both realized and anticipated near-term resolutions on these loans, REO assets and other non-core legacy assets associated with completing the resolution or transfer of these assets. This decline was partially offset by fair value gains, net of associated interest rate hedges, on our net investment in our consolidated SLST (re-performing loans) securitization entities which benefitted from lower rates and improved credit performance in 2025 compared to 2024. In the fourth quarter of 2025, we sold all of the securities that we had retained from our SLST securitization entities and deconsolidated our securitized re-performing loans and related ABS issued.
HEI income (loss), net recorded a $0.7 million net gain in 2025, compared with a $42 million net gain in the prior-year period. The change reflects fair value losses recognized on the sale of $262 million of third-party originated HEI in the second quarter of 2025, as well as lower housing price appreciation observed in 2025 compared to 2024.
Operating expenses increased to $222 million from $184 million year over year, primarily reflecting higher fixed and variable compensation tied to volume growth across the Mortgage Banking platforms, as well as higher portfolio-management costs linked to Legacy loan resolutions.
For additional detail on these results, see the “Segment Results” section that follows.
Comparison of Consolidated Results of Operations for Years Ended December 31, 2024 and 2023
For a discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report in Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025.

Consolidated Net Interest Income
The following tables present the components of net interest income recorded in each line item of our consolidated statements of (loss) income for the years ended December 31, 2025 and 2024.
Table 2 – Consolidated Net Interest Income

	Years Ended December 31,
	2025			2024
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans
Unsecuritized	$110,895	$1,752,489	6.3%	$59,218	$879,250	6.7%
Securitized - Sequoia (2)	649,067	11,671,325	5.6%	369,233	6,970,699	5.3%
Securitized - SLST (re-performing loans) (2)	41,664	970,503	4.3%	56,881	1,308,566	4.3%
Total residential consumer loans	801,626	14,394,317	5.6%	485,332	9,158,515	5.3%
Residential investor loans
Unsecuritized - Term	8,541	159,042	5.4%	19,644	267,574	7.3%
Unsecuritized - Bridge	51,994	906,478	5.7%	105,393	1,202,246	8.8%
Securitized - Term (2)	128,128	2,264,802	5.7%	155,400	2,736,185	5.7%
Securitized - Bridge (2)	85,019	895,455	9.5%	71,444	720,197	9.9%
Total residential investor loans	273,682	4,225,777	6.5%	351,881	4,926,202	7.1%
Real estate securities (3)	63,315	287,483	22.0%	49,694	247,251	20.1%
Other interest income	44,303	908,425	4.9%	58,257	1,306,576	4.5%
Total interest income	$1,182,926	$19,816,002	6.0%	$945,164	$15,638,544	6.0%
Interest Expense
ABS issued
Sequoia (2)	(594,773)	11,202,010	(5.3)%	(340,234)	6,767,962	(5.0)%
SLST (re-performing loans) (2)	(38,195)	882,194	(4.3)%	(53,798)	1,211,117	(4.4)%
CAFL Term (2)	(102,836)	1,943,093	(5.3)%	(126,566)	2,389,038	(5.3)%
CAFL Bridge (2)	(58,086)	882,678	(6.6)%	(35,191)	661,635	(5.3)%
Other ABS (2)	(11,198)	288,748	(3.9)%	(16,708)	388,671	(4.3)%
ABS issued	(805,088)	15,198,723	(5.3)%	(572,497)	11,418,423	(5.0)%
Debt Facilities	(228,957)	3,222,570	(7.1)%	(199,095)	2,496,168	(8.0)%
Corporate Debt	(66,184)	737,140	(9.0)%	(70,964)	776,475	(9.1)%
Total interest expense	(1,100,229)	19,158,433	(5.7)%	(842,556)	14,691,066	(5.7)%
Net Interest Income	$82,697			$102,608
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
(3)Real estate securities include trading securities consisting primarily of interest-only securities, which generate a higher cash interest yield. This interest income may be offset by a decline in fair value (recognized through investment fair value changes, net on our consolidated statements of (loss) income) related to the receipt of cash flows each period, resulting in a lower overall economic yield for these investments.

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of (loss) income for the years ended December 31, 2025 and 2024.
Table 3 – Consolidated Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2025	2024
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$45,215	$29,448
Residential consumer loan purchase commitments (“LPCs”)	128,620	9,571
Residential investor term loans held-for-sale	18,102	11,692
Residential investor term loan IRLCs	1,115	—
Residential investor bridge loans	10,186	3,767
Trading securities (1)	(126,882)	41,173
Risk management derivatives, net	64,480	(19,505)
Total mortgage banking activities, net (2)	$140,836	$76,146
Investment Fair Value Changes, Net
Residential investor term loans held-for-sale	$(9,457)	$(8,777)
Residential investor bridge loans held-for-investment	(93,434)	(40,430)
Real estate securities	(7,086)	7,993
Servicer advance investments	2,897	8,832
Excess MSRs	5,697	(5,093)
Net investments in Sequoia entities (3)	(33,955)	27,885
Net investments in SLST (re-performing loans) entities (3)	34,088	(240)
Net investments in CAFL entities (3)	(6,323)	21,454
Other investments (4)	(31,408)	(16,194)
Risk management derivatives, net	41,585	(10,189)
Total investment fair value changes, net	(97,396)	(14,759)
HEI income, Net
Unsecuritized HEI	(4,192)	28,739
Net investments in HEI securitization entities (3)	4,374	13,092
Total HEI income, net	182	41,831
Servicing Income, net
MSRs	(607)	5,452
Total Servicing income, net (5)	(607)	5,452
Fee income, net
Other	—	(248)
Total Fee Income, net	—	(248)
Total Market Valuation Gains, Net	$43,015	$108,422
(1)Represents fair value changes on trading securities that are being used along with risk management derivatives to manage the market risks associated with our Sequoia Mortgage Banking operations.
(2)Mortgage banking activities, net presented above does not include fee income from loan originations or acquisitions, provisions for repurchases, or other expenses that are components of Mortgage banking activities, net presented on our consolidated statements of (loss) income, as these amounts do not represent market valuation changes.
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
The following table presents the segment contribution from our four segments reconciled to our consolidated net (loss) income for the years ended December 31, 2025 and 2024.
Table 4 – Segment Results Summary

	Years Ended December 31,
(In Thousands)	2025	2024	Change
Segment Contribution from:
Sequoia Mortgage Banking	$126,113	$61,497	$64,616
CoreVest Mortgage Banking	20,117	2,294	17,823
Redwood Investments	68,085	133,200	(65,115)
Legacy Investments	(146,941)	(3,807)	(143,134)
Corporate/Other	(137,400)	(139,180)	1,780
Net (Loss) Income	$(70,026)	$54,004	$(124,030)
The sections that follow provide further detail on our business segments and their results of operations for the years ended December 31, 2025 and 2024.
Corporate/Other
Expenses from Corporate/Other remained flat year-over-year, primarily attributable to offsetting changes in expense components. Higher compensation and related costs associated with increased headcount supporting Mortgage Banking platform growth were largely offset by lower corporate interest expense resulting from lower average corporate debt balances.
Sequoia Mortgage Banking Segment
This segment consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Redwood Investments segment. We typically acquire residential consumer mortgages and the related mortgage servicing rights on a flow or bulk basis from our extensive network of loan sellers. We utilize a combination of capital and our residential consumer loan warehouse facilities to finance our inventory of residential consumer loans held-for-sale. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential consumer loans held-for-sale within this segment.
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, which we also refer to as "Expanded". These loan programs, primarily bank statement and DSCR loans, are designed for prime quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S housing finance market. While we may report this activity as a separate standalone segment in the future, we are including its results within our Sequoia Mortgage Banking segment until this additional conduit activity reaches sufficient scale.
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

The following tables present key earnings and operating metrics and loan inventory activity for our Sequoia Mortgage Banking segment for the years ended December 31, 2025 and 2024.
Table 5 – Sequoia Mortgage Banking Earnings Summary and Operating Metrics

	Years Ended December 31,
(In Thousands)	2025	2024	Change
Mortgage banking income	$198,056	$101,374	$96,682
Operating expenses	(41,525)	(23,868)	(17,657)
Provision for income taxes	(30,418)	(16,009)	(14,409)
Segment Contribution	$126,113	$61,497	$64,616
LPCs entered into (loan locks, adjusted for expected fallout)	$17,022,644	$7,374,031	$9,648,613
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
The following table provides the activity of residential consumer loans held in inventory for sale at our Sequoia Mortgage Banking business for the years ended December 31, 2025 and 2024.
Table 6 – Loan Inventory for Sequoia Mortgage Banking Operations

	Years Ended December 31,
(In Thousands)	2025	2024
Balance at beginning of year	$1,013,547	$911,192
Acquisitions	14,692,367	7,120,201
Sales	(3,968,157)	(1,667,513)
Transfers between segments (1)	(8,582,088)	(5,296,631)
Principal repayments	(131,067)	(100,360)
Changes in fair value, net	67,412	46,658
Balance at End of Year	$3,092,014	$1,013,547
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Redwood Investments portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
Sequoia Mortgage Banking segment contribution increased to $126 million from $61 million for 2025, as compared to the prior year, driven by higher mortgage banking income from increased loan lock and purchase volumes, strong distribution activity, tightening credit spreads, and sustained operating efficiency. The Sequoia Mortgage Banking segment represents one of the Company’s primary capital-efficient operating platforms and a key driver of earnings growth. During 2025, the segment transitioned into a phase of scaled execution, reflecting sustained engagement with loan sellers, consistent access to capital markets, and continued operating leverage. Results for the year reflect both higher production volumes and disciplined execution across acquisition, hedging, and distribution activities.
Total loan locks for the year ended December 31, 2025 were $20.7 billion, compared to $9.0 billion in the prior year, representing a 130% increase. Growth was broad-based across both flow and bulk acquisition channels and was supported by deeper engagement with bank sellers as well as increased activity from independent mortgage bankers or IMBs. Our network now includes 210 originators across banks and IMBs and we estimate our full-year 2025 jumbo market share at 7%, up materially from prior years. Lock volume benefited from continued demand for prime jumbo products and increased availability of seasoned collateral as financial institutions evaluated balance sheet repositioning opportunities. In addition, we increased our lock volume in other products such as closed-end second liens ("CES") and adjustable rate-mortgages ("ARMs").
Aspire, which is included within the Sequoia Mortgage Banking segment, contributed $3.2 billion of lock volume during 2025 following its launch in the first quarter of the year. Aspire’s activity was supported with strong contributions from both flow and bulk channels, with close to 69% sourced through flow channels and approximately 70% from sellers in the Sequoia network. Although Aspire remains early in its development, performance to date highlights strengthening investor demand for "Expanded" products in a growing market segment, supporting overall segment results.

Distribution activity remained robust during 2025, with approximately $4.0 billion of loans sold through whole-loan sales and sixteen securitizations completed, backed by $8.5 billion of loans. Of the $4.0 billion of whole loan sales, nearly $1 billion related to Aspire-originated loans, with the remainder attributable to Sequoia prime jumbo production. The combination of whole loan sales and securitizations supported efficient balance sheet turnover and capital recycling throughout the year.
Gain on sale margins (calculated as net revenue divided by loan purchase commitments) for the segment averaged 116 basis points, exceeding the company’s long-term target range of 75 to 100 basis points, compared to 137 basis points in 2024. The year-over-year decrease was primarily driven by a higher proportion of bulk executions and modest spread compression, partially offset by favorable hedge performance and disciplined execution. Margins remained above the company's long-term target range of 75 to 100 basis points.
Operating expenses increased by $18 million year over year, reflecting higher loan acquisition costs, increased variable compensation associated with increased production levels and operating expenses related to the build out of Aspire. Cost per loan (calculated as operating expenses divided by loan purchase commitments) improved to 23 basis points in 2025 from 29 basis points in 2024, reflecting continued operating leverage as volumes scaled. The platform continues to utilize a combination of interest-rate futures, TBAs, and other hedging instruments to mitigate pipeline volatility and protect execution margins.
Capital allocated to the Sequoia Mortgage Banking segment increased to $650 million at December 31, 2025, compared to $350 million at December 31, 2024, reflecting higher working capital requirements associated with increased loan inventory and securitization activity, including approximately $200 million allocated to Aspire, which commenced operations in the first quarter of 2025. Despite higher average capital allocation during the year, the segment maintained loan holding periods of approximately 36 days. This was supported by consistent whole-loan sales and securitization execution, which enabled active capital recycling and limited balance sheet duration risk.
CoreVest Mortgage Banking Segment
This segment consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our Redwood Investments portfolio or into joint ventures. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (fixed and floating-rate loans with maturities that generally range between 12 and 36 months, typically used to finance transitional properties or value-add strategies).
Residential investor term loans include both larger balance and smaller balance mortgage loans secured by stabilized residential real estate (primarily 1-4 units detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Our smaller balance term loans are referred to as DSCR loans, which are fixed or floating-rate loans underwritten primarily on the basis of the property's debt service coverage ratio, rather than the borrower's personal income, and designed for stabilized rental properties.
Residential investor bridge loans include both larger balance and smaller balance mortgage loans which are generally secured by unoccupied (or in the case of certain multifamily properties, partially occupied) single-family or multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Our bridge loans are first-lien, interest-only loans. Our smaller balance bridge loans are referred to as RTL loans, which are short-term, typically fixed-rate loans secured by 1-4 units residential properties that are commonly used by investors to acquire, renovate, or reposition properties prior to stabilization or exit.
Our inventory of loans is managed with a combination of our capital and loan warehouse facilities. All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
We typically distribute most of our loans through our CAFL® private-label securitization program, through whole loan sales, transfers into our Redwood Investments portfolio or into sales into one of our joint ventures. We have established joint ventures with two separate institutional investment managers, one to invest in residential investor bridge loans originated by CoreVest and another to invest in residential investor bridge and term loans originated by CoreVest. We administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.

This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of loans held-for-sale. This segment’s main sources of mortgage banking income are net interest income from its inventory of loans held-for-sale, securities utilized for interest rate hedging purposes, as well as mortgage banking activities, net which includes origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, and gains/losses from associated hedges. See Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities. Fee income associated with our administration of joint ventures and other loan-related administrative functions is also included in this segment. Direct operating expenses and tax expenses associated with these activities are also included in this segment.
The following table presents an earnings summary for our CoreVest Mortgage Banking segment for the years ended December 31, 2025 and 2024.
Table 7 – CoreVest Mortgage Banking Earnings Summary

	Years Ended December 31,
(In Thousands)	2025	2024	Change
Mortgage banking income	$76,031	$58,059	$17,972
Operating expenses	(59,149)	(57,984)	(1,165)
Benefit from income taxes	3,235	2,219	1,016
Segment Contribution	$20,117	$2,294	$17,823
CoreVest Mortgage Banking segment contribution presented in Table 7 above is comprised of net interest income from our loans held-for-sale in inventory, mortgage banking activities, net (see Note 5 in Part II, Item 8 of this Annual Report on Form 10-K for further detail on the composition of mortgage banking activities, net), fee income (loss) from administration services for our joint ventures and other income, net for this segment. Operating expenses presented in the table above include general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchase intangibles) for this segment. Activity of this segment that is performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS in those periods presented above.
The following table provides unsecuritized residential investor loan origination activity for the years ended December 31, 2025 and 2024.
Table 8 – Residential Investor Loans - Funding Activity

	Year Ended December 31, 2025			Year Ended December 31, 2024
(In Thousands)	Term Loans	Bridge Loans (1)	Total	Term Loans	Bridge Loans (1)	Total
Fair value at beginning of year	$141,720	$78,587	$220,307	$144,359	$35,891	$180,250
Fundings (1) (2) (3)	855,852	1,115,962	1,971,814	724,607	1,047,979	1,772,586
Acquisitions (4)	727	147,260	147,987	—	—	—
Sales (2)	(708,694)	(979,232)	(1,687,926)	(727,008)	(476,277)	(1,203,285)
Transfers between segments (5)	(134,792)	(240,695)	(375,487)	(3,287)	(520,850)	(524,137)
Transfers to REO	—	(109)	(109)	—	—	—
Principal repayments	(14,711)	(47,431)	(62,142)	(1,050)	(10,725)	(11,775)
Changes in fair value, net	18,163	(5,573)	12,590	4,099	2,569	6,668
Fair Value at End of Year	$158,265	$68,769	$227,034	$141,720	$78,587	$220,307
(1)We originate Residential investor bridge loans at our TRS and transfer many of them to our REIT. Origination fees and any fair value changes on these loans prior to transfer or sale are recognized within Mortgage banking activities, net on our consolidated statements of (loss) income. Loans transferred to our REIT are classified as held-for-investment, with fair value changes subsequent to their transfer generally recorded through Investment fair value changes, net on our consolidated statements of (loss) income.
(2)Fundings and sales for Residential investor bridge loans for the year ended December 31, 2025 includes $126 million of construction draws, of which $88 million were related to construction draws on loans sold to our joint ventures. Funding and sales for Residential investor bridge loans in 2024, includes $49 million related to construction draws on loans sold to a joint venture with an institutional investment manager.
(3)Fundings include small-balance loans, consisting of DSCR loans reported within Residential investor term loans and RTL loans reported within Residential investor bridge loans.

(4)For the years ended December 31, 2025 and 2024, acquisitions include loans acquired from a residential construction loan originator, with whom we have a strategic equity method investment, and loan repurchases. See Note 12 in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(5)For Residential investor term loans, amounts primarily represent loans transferred into consolidated securitizations reflected within our Redwood Investments Segment. Residential investor bridge loan amounts represent the transfer of loans originated or acquired by our CoreVest Mortgage Banking segment at our TRS and transferred to our Redwood Investments segment at our REIT.
CoreVest segment contribution increased to $20 million from $2 million for 2025, as compared to the prior year, primarily driven by higher mortgage banking income resulting from increased funding volumes, improved distribution execution, a shift in product mix toward smaller-balance investor loans, and operating efficiencies across the platform.
CoreVest funded $2.0 billion of loans during 2025, representing a 13% increase compared to $1.7 billion in 2024, driven by continued borrower demand across bridge and term lending products and growth in small balance loans, RTL and DSCR loans, areas of strategic focus for the platform. Approximately 40% of 2025 funded volume consisted of small-balance loans: RTL production increased by 36% to $641 million from $471 million in 2024, while DSCR volumes grew 134% to $150 million from $64 million. The shift in mix reflects strong demand for transitional and cash-flow-based lending products and aligns production with institutional investor demand for these assets.
CoreVest’s lending activity continues to primarily serve small- to mid-sized investors, with approximately 86% of funded volume for the last two years attributable to borrowers who own fewer than 100 housing units. Only a nominal share of originations is associated with larger institutional investors, and CoreVest’s largest borrowers are generally focused on purpose-built Build-for-Rent ("BFR") communities rather than the acquisition of existing scattered-site single-family rental ("SFR") properties.
Distribution activity increased to $2.1 billion during the year ended December 31, 2025, representing a 33% increase compared to $1.6 billion in 2024. During the year, loans were distributed across multiple channels, including whole loan sales, securitizations and sales to joint ventures. Of the 2025 total, $980 million of loans were transferred to one of our joint ventures, split evenly between bridge and term loans. The increase in distribution activity reflects broader execution across these channels and sustained investor demand for our products, supporting improved capital turnover during the year.
Net cost to originate, calculated as operating expenses less upfront origination fees divided by total origination volume, improved 22% year-over-year from 1.18% in 2024 to 0.92% in 2025. The improvement reflects higher production volumes, disciplined expense and improved revenue margins achieved through joint venture and other distribution channels. These efficiency gains follow improvements realized in 2024 and demonstrate operating leverage as production volumes increase.
Capital allocated to CoreVest, including capital allocated to joint ventures, increased to $145 million at December 31, 2025 from $75 million at December 31, 2024, reflecting higher funding volumes and increased loan inventory levels. The platform continues to utilize joint venture structures and non-recourse financing arrangements to support loan inventory and facilitate capital-efficient growth.
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
In the second quarter of 2025, as a part of the Company's accelerated shift towards a scalable and simplified operating model, legacy unsecuritized bridge and term loan portfolios, our consolidated re-performing loan securitization entities, and other non-core legacy assets historically held in this segment were formally reclassified to the newly established Legacy Investments segment. This reclassification did not impact our consolidated financial results but served to streamline reporting and better align Redwood’s disclosure with its strategic focus. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
We primarily target investments with sensitivity to housing credit risk, sourced through our operating platforms where we control the underwriting and collateral review. Going forward, the Redwood Investments portfolio will focus on retained interests from the Company’s own securitizations and other investment vehicles, rather than third-party securities, consistent with Redwood’s strategic shift toward internally originated investments.
This segment’s main sources of income are net interest income and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

The following table presents an earnings summary for our Redwood Investments segment for the years ended December 31, 2025 and 2024.
Table 9 – Redwood Investments Earnings Summary

	Years Ended December 31,
(In Thousands)	2025	2024	Change
Net interest income	$81,381	$99,341	$(17,960)
Investment fair value changes, net	923	38,497	(37,574)
HEI Income, net	1,419	61	1,358
Servicing income	9,993	14,414	(4,421)
Fee income, net	1,022	965	57
Other income, net	1,550	3,122	(1,572)
Realized gains, net	1,207	565	642
Operating expenses	(29,417)	(18,179)	(11,238)
Benefit from (Provision for) income taxes	7	(5,586)	5,593
Segment Contribution	$68,085	$133,200	$(65,115)
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of (loss) income. See Table 3 in the Consolidated Results of Operations section of this MD&A for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 4 relates to fair value changes for investments held at Corporate/Other).
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
During the year ended December 31, 2025, segment contribution was $65 million lower than the prior year. Net interest income decreased $18 million in 2025 as compared to 2024, primarily due to lower net interest income from securitized term loans and higher average cost of debt on securitized bridge loans incurred in 2025. Investment fair value changes, net declined by $38 million year over year. In 2025, investment fair value changes, net was $1 million, reflecting the benefit from improved credit performance on Sequoia retained and servicing investments, partially offset by a decrease in the value of securitized bridge loans. This compares with investment fair value changes, net in 2024 of $38 million, which was largely attributable to improved credit performance and spread tightening on our CAFL term and Sequoia retained investments. Operating expenses at this segment increased by $11 million in 2025, primarily due to expenses associated with a higher average balance of bridge loans securitized in 2025 relative to 2024.
Fundamental performance of our residential consumer assets within our Redwood Investments portfolio continues to be driven by strong employment data, embedded equity protection associated with loan seasoning and home price appreciation, and borrowers motivated to stay current on their low-coupon mortgages. Notably, our 90 day+ delinquencies within our Sequoia securities portfolio remained steady at 0.3% at December 31, 2025 compared to 0.2% at December 31, 2024. The 90 day+ delinquencies on our CAFL Term securities portfolio increased to 10.1% at December 31, 2025, compared to 7.4% at December 31, 2024. This increase was largely attributable to a modest increase in newly delinquent loans (net of resolutions) and portfolio runoff due to the resulting decline in the number of loans outstanding, which increased the delinquency rate on a percentage basis in 2025.
We hold certain of our investments, including our MSRs, at our taxable REIT subsidiary. Our provision for (or benefit from) income taxes at this segment is primarily driven by the amount of GAAP income earned (or loss recognized) from investment portfolio activities at our taxable REIT subsidiary.

Redwood Investments Detail
The following table presents a balance sheet summary for our Redwood Investments segment as of December 31, 2025 and 2024.
Table 10 – Redwood Investments Balance Sheet Summary

(In Thousands)	December 31, 2025	December 31, 2024	Change
Retained Operating Investments
Residential consumer Sequoia securities	$137,598	$139,683	$(2,085)
Residential consumer securities at consolidated Sequoia entities (1)	588,502	367,431	221,071
Residential investor securities at consolidated Securitization Term entities (2)	330,212	326,074	4,138
Securitized and unsecuritized residential investor bridge loans, restricted cash, REO and other CAFL bridge assets and liabilities	1,246,352	840,457	405,895
HEI (3)	15,768	2,156	13,612
Other Investments (4)	51,031	57,496	(6,465)
Total Retained Operating Investments	2,369,463	1,733,297	636,166

Third-Party Securities Portfolio
Residential securities	—	109,749	(109,749)
Multifamily securities at Redwood	—	11,749	(11,749)
Multifamily securities at consolidated Freddie Mac K-Series entities (5)	—	35,163	(35,163)
Servicing investments (6)	110,134	94,987	15,147
Other Investments	3,426	3,742	(316)
Total Third-Party Securities Portfolio	113,560	255,390	(141,830)

Total Redwood Investments Segment Economic Assets	$2,483,023	$1,988,687	$494,336
Impact of consolidation and other assets	16,261,724	11,289,083	4,972,641
Total Redwood Investments Segment Assets - GAAP	$18,744,747	$13,277,770	$5,466,977
(1)Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $14.84 billion of loans and $14.12 billion of ABS issued associated with these investments at December 31, 2025. We consolidated $8.82 billion of loans and $8.40 billion of ABS issued associated with these investments at December 31, 2024. At December 31, 2025 and 2024, excludes $134 million and $51 million, respectively, of retained Sequoia securities that were used as hedges for our Sequoia Mortgage Banking segment.
(2)Represents our retained economic investment in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $1.99 billion of loans and $1.68 billion of ABS issued associated with these investments at December 31, 2025. We consolidated $2.49 billion of loans and $2.17 billion of ABS issued associated with these investments at December 31, 2024.
(3)At December 31, 2025 and 2024 represents HEI originated and owned by Redwood.
(4)Other investments at both December 31, 2025 and 2024 includes net risk share investments of $18 million, representing $19 million of restricted cash and other assets, net of other liabilities of $1 million. Also includes mortgage servicing rights of $33 million and $32 million at December 31, 2025 and 2024, respectively.
(5)Represents our economic investment in securities issued by a consolidated Freddie Mac K-Series securitization entity which were paid off in full during the year ended December 31, 2025. For GAAP purposes, we consolidated $425 million of loans and $389 million of ABS issued associated with these investments at December 31, 2024.
(6)Represents our economic investment in consolidated Servicing Investment VIEs. At December 31, 2025, for GAAP purposes, we consolidated $266 million of servicing investments and $152 million of non-recourse securitization debt, as well as other assets and liabilities for these entities. At December 31, 2024, for GAAP purposes, we consolidated $262 million of servicing investments and $159 million of non-recourse securitization debt, as well as other assets and liabilities for these entities.
During 2025, the size of our Redwood Investments portfolio increased as we deployed capital into new residential Sequoia securities and residential investor bridge loan securitizations, including those sponsored by one of our joint ventures. This was offset by sales and calls of third-party residential and multi-family securities in the portfolio. At December 31, 2025 and December 31, 2024, 95% and 87% of our Redwood Investments were retained from our mortgage banking operations, and 5% and 13% were purchased from third parties for interest rate hedging purposes. This trajectory aligns with Redwood’s strategic shift toward internally-originated investments rather than securities issued by third parties.
The following table summarizes the credit characteristics of Sequoia securities and CAFL term securities at December 31, 2025. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 11 – Credit Statistics (1)

December 31, 2025	Sequoia Securities (2)	CAFL Term Securities
(Dollars in Thousands)
Market value	$726,100	$330,212
Notional value	$17,853,335	$2,083,080
Average FICO (at origination)	771	NA
Gross weighted average coupon	5.3%	5.3%
3-month prepayment rate	21%	16%
90+ days delinquency (as a % of UPB) (3)(4)	0.3%	10.1%
(1)Underlying loan performance information provided in this table is generally reported on a one-month lag. As such, the data reported in this table is from December 2025 reports, which reflect a loan performance date of November 2025. The methodology for calculating weighted average values for securities investments presented in the tables above, including delinquency rates, is based on notional balances of loans collateralizing each of our securities investments.
(2)Sequoia Securities presented in this table include subordinate and interest only or certificated servicing securities.
(3)Delinquency percentages at underlying securitizations are calculated using unpaid principal balance ("UPB"). Aggregate delinquency amounts by security type are weighted using the notional value of the loans collateralizing each of our securities investments.
(4)Includes loans over 90 days delinquent and all loans in foreclosure (regardless of delinquency status).
Legacy Investments Segment
In the second quarter of 2025, we established Legacy Investments as a new reportable segment. This new segment primarily consists of assets no longer aligned with our core strategic objectives, including legacy unsecuritized bridge and term loans, residential re-performing loan securities and other non-core Legacy assets, that are in the active process of sale, runoff, or other disposition as part of an accelerated strategic repositioning of our business model. These assets were previously included within the Redwood Investments segment. We finance our assets in this segment with a combination of recourse and non-recourse, non-marginable warehouse facilities, and a portion of a secured, revolving financing facility. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure. At year-end 66% of capital in this portfolio was related to Legacy Bridge Loans (inclusive of certain unsecuritized term loans) and 34% was related to Legacy HEI.
During 2025, we executed on our plan to accelerate the wind down of the Legacy Investments portfolio through approximately $1.2 billion of dispositions and structured transactions. This included the sale of $484 million in fair value of legacy unsecuritized bridge loans and REO assets to a newly formed partnership structure specific for the accelerated wind-down of the Legacy Investments portfolio ("Legacy Trust"). In connection with this transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security in the Legacy Investments segment. See further information on this beneficial interest in Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As a result of these efforts, Legacy Investments declined from approximately 33% of total capital in mid-2025 to 19% by year-end 2025, with continued progress expected through 2026 as remaining assets are resolved or refinanced.
The continued wind-down of our Legacy Investments portfolio is simplifying our balance sheet and will continue to free up investment capital as we progress with further disposition activity. Asset sales and other accretive financings have enabled the repayment of higher cost secured debt and more efficient utilization of flexible funding sources, including our secured revolving financing facility with one of our joint venture partners. We remain focused on further reducing the legacy portfolio in 2026 while prioritizing maximum recovery through both outright sales and partnership structures that recycle capital while preserving upside where we believe it makes economic sense.
This segment’s earnings are primarily driven by net interest income and other income from investments, changes in the fair value of investments and associated hedges, and realized gains and losses upon the sale or disposition of assets. Direct operating expenses and tax provisions associated with these activities are also included in this segment.

The following table presents an earnings summary for our Legacy Investments segment for the years ended December 31, 2025 and 2024.
Table 12 – Legacy Investments Earnings Summary

	Years Ended December 31,
(In Thousands)	2025	2024	Change
Net interest (loss) income	$(25,028)	$22,093	$(47,121)
Investment fair value changes, net	(99,171)	(51,577)	(47,594)
HEI income, net	(708)	42,024	(42,732)
Fee income, net	(2,899)	(1,020)	(1,879)
Other income, net	(1,091)	—	(1,091)
Realized gains, net	(1,767)	—	(1,767)
Operating expenses	(18,046)	(15,327)	(2,719)
Benefit from income taxes	1,769	—	1,769
Segment (Loss) Contribution	$(146,941)	$(3,807)	$(143,134)
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. See Table 3 in the Consolidated Results of Operations section of this MD&A for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 3 relates to fair value changes for investments held at Redwood Investments and corporate/other).
We hold certain of our investments at our TRS. Activity of this segment that is performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS.
Legacy Investments reported a $147 million segment loss during the year ended December 31, 2025, with $104 million of the loss recognized in the second quarter of 2025 upon the establishment of the Legacy Investments segment. Net interest loss totaled $25 million in 2025, driven by an increase in legacy unsecuritized bridge and term loan portfolios placed on non-accrual in 2025, which in certain cases resulted in reversals of previously accrued interest income. Investment fair value losses, net totaled $99 million in 2025, driven by valuation losses recognized on our legacy unsecuritized bridge and term loan portfolios, consolidated re-performing loan securitization entities, and other non-core legacy assets. These losses were driven by realized and anticipated near-term resolutions on these assets and changes in the underlying performance of certain legacy bridge loans, particularly in 2021 and 2022 vintage loans. These loans were underwritten during a period of significantly lower interest rates, more favorable financing conditions and different market fundamentals.
During the year ended December 31, 2025, we executed on our plan to accelerate the wind down of the Legacy Investments portfolio through $1.2 billion of dispositions and structured transactions. We completed approximately $662 million of dispositions of legacy unsecuritized bridge loans and REO assets, including the sale of $484 million in fair value of such assets to the Legacy Trust, $262 million in fair value of HEI, and $254 million of securities we had retained from our consolidated re-performing loan securitization entities. Since the second quarter of 2025 we reduced associated recourse debt by more than $200 million and unlocked approximately $200 million of capital redeployment.
Capital allocated to Legacy Investments declined by $230 million or 43% at December 31, 2025 from 2024, largely due to dispositions and paydowns on our legacy unsecuritized bridge and term loan portfolios, HEI portfolio, and SLST securitized re-performing loans. At December 31, 2025 our capital allocation to Legacy Investments was 19%. The pace of further reductions to capital allocated to Legacy Investments will depend on among other things, broader market conditions and market conditions more specific to the types of assets held in this segment. As we execute on this reallocation strategy, we believe there is an opportunity for consolidated returns to improve.

Investments Detail and Activity
The following table presents a balance sheet summary for our Legacy Investments segment as of December 31, 2025 and 2024.
Table 13 – Legacy Investments Balance Sheet Summary

(In Thousands)	December 31, 2025	December 31, 2024	Change
Legacy Unsecuritized Bridge Loans	$242,162	$1,041,694	$(799,532)
Legacy Unsecuritized Term Loans	44,157	16,917	27,240
Home Equity Investments (1)	148,452	302,466	(154,014)
AFS Real Estate Security (2)	181,736	—	181,736
Residential re-performing loan securities (SLST) (3)	—	241,765	(241,765)
REO	91,174	75,911	15,263
Other Assets	53,433	131,515	(78,082)
Economic Value of Legacy Investments	761,114	1,810,268	(1,049,154)
Impact of Consolidation, net	181,350	1,291,109	(1,109,759)
Total Assets	$942,464	$3,101,377	$(2,158,913)
(1)At December 31, 2025 and 2024, represents third-party originated HEI, as well as our net investment in HEI securitization entities.
(2)During the year ended December 31, 2025 we sold a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust and retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset. See further information in Note 8, 9 and 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(3)Residential re-performing loan securities (SLST) reflects the fair value of the securities we retained from our consolidated re-performing loan securitization entities. We sold these securities in 2025. See further information on our VIEs in Note 16 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Legacy Unsecuritized Bridge and Term Loan Portfolios
The following table provides the activity of the legacy unsecuritized bridge and term loans for the years ended December 31, 2025.
Table 14 – Legacy Unsecuritized Bridge and Term Loan Portfolios - Activity

(In Thousands)	Year Ended December 31, 2025
Fair value at beginning of year	$1,058,611
Acquisitions (1)	14,414
Sales	(554,281)
Transfers to REO	(110,475)
Principal repayments	(32,822)
Changes in fair value, net	(89,128)
Fair Value at End of Year	$286,319
(1)The acquisitions reflected in this table were recorded at the lower of cost or market, and the resulting carrying value approximated fair value at December 31, 2025.
For the year ended December 31, 2025, gross interest income recognized on legacy bridge and term loans totaled $42 million. This amount included a write-off of deferred interest of $13 million.

At December 31, 2025, legacy unsecuritized bridge and term loans in this portfolio with an aggregate fair value of $102 million and an unpaid principal balance of $134 million, were greater than 90+ days delinquent. Of this amount, $82 million of unpaid principal balance related to legacy bridge loans, compared to $243 million at March 31, 2025, reflecting significant resolutions, payoffs and transfers to REO during the year. Included in the 90+ days delinquent balance are legacy bridge loans in foreclosure with an aggregate fair value of $17 million and an aggregate unpaid principal balance of $23 million. Additionally, the fair value of REO associated with legacy unsecuritized bridge loans increased to $91 million at December 31, 2025, from $76 million at December 31, 2024, resulting from transfers to REO of $91 million, partially offset from the sale of one REO property to the Legacy Trust for $33 million, a decrease in fair value totaling $0.2 million and payoffs of $42 million. Legacy REO properties are actively being marketed and are expected to be resolved over the next few quarters.
During 2025, as part of the transaction involving the sale of $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an AFS real estate security on our Consolidated balance sheet. See Notes 8, 9 and 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Loan Composition
The following table provides the composition of legacy unsecuritized term and bridge loans by product type at December 31, 2025.
Table 15 – Legacy Loans - By Product Type at Legacy Investments

December 31, 2025	Unsecuritized Term	Unsecuritized Bridge
(In Thousands)
Term
Term Loans:
Single-Family Rental	$990	$—
Multifamily (1)	43,167	—
Bridge
Bridge Loans:
BFR (2)	—	75,281
RTL	—	637
Multifamily (1)	—	162,879
Other	—	3,365
Total Residential Investor Loans at Legacy Investments	$44,157	$242,162
(1)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock for light to moderate renovation or to finance new construction of residential properties for rent.
At December 31, 2025, the fair value of our legacy bridge and term loans and associated REO represented 85.6% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans associated with the REO at time of foreclosure. As part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we have revised our underwriting practices to discontinue the active origination of large multifamily loans. Consequently, we expect our exposure to multifamily loans and REO to decline over time as we proactively reduce long-term exposure to the legacy bridge loan portfolio.

Income Taxes
Taxable Income, REIT Status and Dividend Characterization
As a REIT, under the Internal Revenue Code, Redwood is required to distribute to shareholders at least 90% of its annual REIT taxable income, excluding net capital gains, and meet certain other requirements that relate to, among other matters, the assets it holds, the income it generates, and the composition of its stockholders. To the extent Redwood retains REIT taxable income, including net capital gains, it is taxed at corporate tax rates. Redwood also earns taxable income at its taxable REIT subsidiaries ("TRS"), which it is not required to distribute under the Internal Revenue Code.
At December 31, 2025, our full-year dividend distributions exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
The tax basis in assets and liabilities at the REIT was $4.68 billion and $2.73 billion, respectively, at December 31, 2025. The GAAP basis in assets and liabilities at the REIT was $20.21 billion and $19.31 billion, respectively, at December 31, 2025. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.
Our 2025 common stock dividend distributions are expected to be characterized for federal income tax purposes as 39% ordinary dividend income (Section 199A), 2% qualified dividends, and 59% return of capital. Our 2025 Series A preferred stock dividend distributions are expected to be characterized for federal income tax purposes as 96% ordinary dividend income (Section 199A) and 4% qualified dividends. Under the federal income tax rules applicable to REITs, none of the 2025 dividend distributions, neither common nor Series A preferred, are expected to be characterized as capital gain dividend income. The income or loss generated at our TRS does not directly affect the tax characterization of our 2025 dividends; however, a $2 million dividend paid from a TRS to our REIT in 2025 allowed a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the years ended December 31, 2025, 2024 and 2023 we recorded tax provisions of $25 million, $19 million and $2 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments. The effective tax rate for GAAP income earned at our TRS in 2025 was approximately 25%.
At December 31, 2025, we reported net deferred tax assets of $12 million. Realization of our deferred tax assets ("DTAs") at December 31, 2025 is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2025, we reported net federal ordinary and capital DTAs with no material valuation allowance recorded against them. We closely analyze the realizability of our net deferred tax assets in whole and in part and evaluate our deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. We conduct our evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. This evaluation requires significant judgment in assessing the possible need for a valuation allowance and changes to our assumptions could result in a material change in the valuation allowance with a corresponding impact on the provision for income taxes in the period including such change.
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
Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations, including financing loans held for sale and managing hedges associated with those activities; to purchase investment securities and make other investments, to repay principal and interest on our debt, including warehouse and other recourse borrowings as loans are sold or securitized; to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, to fund draws on our bridge loan portfolio and other commitments when requested, and to fund our operations.
At December 31, 2025, our total capital was $1.76 billion, consisting of (i) $0.98 billion of equity capital, (ii) $769 million of convertible notes and other corporate debt on our consolidated balance sheets (including $297 million of convertible debt due in 2027, $143 million of senior unsecured notes due in 2029, $189 million of senior unsecured notes due in 2030, and $140 million of trust-preferred securities due in 2037), and (iii) $9 million of promissory notes payable on demand, subject to a 90-day notice. Excluding the $9 million promissory notes payable on demand within 90 days, at December 31, 2025, our corporate debt does not have any portion maturing in 2026.
Our capital structure continues to reflect the strategic shift toward mortgage banking, which is characterized by faster capital turnover and an originate-to-distribute model. Approximately 62% of our recourse debt is concentrated within our mortgage banking platforms, where loans typically remain on balance sheet for a short duration and related borrowings are repaid as loans are sold or securitized, supporting rapid recycling of our capital for subsequent reinvestment.
Liquidity remains strong, with $256 million of unrestricted cash at December 31, 2025, providing meaningful financial flexibility. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. In particular, we continue to focus on additional joint ventures with strategic investors who seek to acquire the assets our operations originate and source and/or seek to provide capital to support the growth potential of our operating platforms. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" for additional information regarding these terms on our debt.
At December 31, 2025, in aggregate, we had $3.63 billion of secured recourse debt outstanding, financing our mortgage banking operations and investment portfolio, of which $2.71 billion was marginable and $926 million was non-marginable. The majority of this debt relates to short-term warehouse financing supporting our Sequoia and Aspire mortgage banking platforms, where capital turns rapidly, with loans remaining on balance sheet for an average of approximately 36 days before being sold or securitized.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under loan warehouse facilities, securities repurchase facilities, other short- and long-term debt facilities, and other risks relating to our corporate debt and use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Borrowing Facilities" and in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K.
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

During the year ended December 31, 2025, we repurchased 9.2 million shares of our common stock for a total cost of $53 million and we repurchased $3 million of our senior unsecured notes. At December 31, 2025, $111 million of the authorization remained available for the repurchase of shares of our common stock, and $70 million remained available for the repurchase of shares of our preferred stock. Like investments we may make, any repurchases of our common stock, preferred stock, or debt securities under these authorizations would reduce our available capital and unrestricted cash described above.
Cash Flows and Liquidity for the Year Ended December 31, 2025
Cash flows from our mortgage banking activities and our investments can be volatile from year to year depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking operations, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
In 2025, cash flows used in operating activities increased by $4.23 billion from $5.86 billion in the year ended December 31, 2024, to $10.09 billion in the year ended December 31, 2025, primarily due to the increase in residential consumer loan purchases and an increase in originations of residential investor loans associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $10.11 billion of net cash outflows for 2025, compared to $5.84 billion of net cash outflows in 2024), cash flows from operating activities were positive $13 million for the year ended December 31, 2025 and negative $26 million for the year ended December 31, 2024.
Cash Flows from Investing Activities
In 2025, our net cash provided by investing activities was $4.53 billion. This was due to the receipt of $4.66 billion of principal payments received on primarily securitized loans held-for-investment. Additionally, during 2025, we sold $385 million of real estate securities, including $254 million of residential re-performing loan securities, as well as $262 million of third-party originated HEI from our Legacy Investments segment. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Cash Flows from Financing Activities
In 2025, our net cash provided by financing activities was $5.70 billion. This primarily resulted from $4.52 billion of net borrowings under ABS issued (resulting from the issuance of sixteen Sequoia securitizations, two residential investor bridge securitizations, as well as the issuance of ABS through three Sequoia re-securitizations of certain consolidated and unconsolidated Sequoia securities, net of related issuance costs), and $1.34 billion of net borrowings on debt obligations. During the year ending December 31, 2025, net cash provided from debt obligations included two issuances of senior notes due in 2030 totaling $190 million, a $93 million recourse subordinate financing facility providing non-marginable debt financing of certain securities retained from our Sequoia securitizations and other third-party securities, as well as the issuance of $50 million of 7.75% senior convertible notes due in 2027 in a private offering. During 2025, we repaid $124 million of our exchangeable notes at the maturity date.
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on our balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following December 31, 2025 include maturing debt obligations, interest payments on debt obligations and ABS issued, funding commitments for residential investor and consumer loans, strategic investments, potential repurchases of previously sold or securitized loans, payments on operating leases, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following December 31, 2025 include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans, and strategic investments (including our joint ventures), and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Investment Portfolio).

At December 31, 2025, we had commitments to fund up to $258 million of additional advances on existing residential investor bridge loans, of which $92 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at December 31, 2025, we had $1.84 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
In the third quarter of 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. We funded $10 million at closing, with up to $25 million in additional funding commitments if certain triggers are met. The arrangement was determined to have a fair value of zero initially and at December 31, 2025. The fair value of this funding commitment will be re-evaluated each reporting period.
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $140 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At December 31, 2025, we had $42 million of net contributed capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by CoreVest. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At December 31, 2025, we had $5 million of contributed capital to the joint venture.
For additional information on commitments and contingencies as of December 31, 2025 that could impact our liquidity and capital resources, see Note 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during 2025, extinguished others we deemed under-utilized, and have other such facilities with scheduled maturities during the next twelve months. While there is no assurance of our ability to renew our other facilities maturing in the next year, given current market conditions we expect to extend these in the normal course of business.
We expect to meet our obligations coming due in less than one year from December 31, 2025, through a combination of cash on hand, payments of principal and interest we receive from our investment portfolio assets, cash generated from our operating activities, incremental borrowings under existing, new or amended financing arrangements, or through the issuance of equity or debt capital.
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
At December 31, 2025, our residential consumer loan warehouse facilities total capacity was $3.55 billion of total capacity, with $756 million of available capacity. These included non-marginable facilities with $400 million of total capacity and marginable facilities with $3.15 billion of total capacity. At December 31, 2025, our residential investor loan warehouse facilities total capacity was $2.13 billion, with $1.84 billion of available capacity. All of the residential investor financing facilities are non-marginable. We note that several of these facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our legacy portfolio.
In October 2025, we extended the commitment period of our joint venture partnership with an institutional investment manager through September 2028 to support ongoing platform growth for our CoreVest Mortgage Banking operations. Additionally, we increased the commitment amount of our secured revolving financing facility from $250 million to $400 million and extended the maturity through March 2027, with an option to extend the maturity through September 2028. Our secured revolving financing facility may be used to finance our Redwood Investments and Sequoia and CoreVest mortgage banking operations, as well as Legacy Investments. This facility provides recourse financing secured by eligible collateral, which may include residential securities, other investments, and equity interests in certain operating subsidiaries. This facility is structured as non-marginable; however, it may be subject to margin requirements or cash flow sweeps under certain circumstances.
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
Liquidity Needs for our Redwood Investments
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. Our ABS issued is non-recourse and represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities). As the debt issued by these entities is not a direct obligation of Redwood and generally remains outstanding for the full term of the underlying loans, it effectively provides long-term financing for these assets. Certain ABS issued, including CAFL bridge loan, are subject to optional redemptions and interest rate step-ups. If we do not redeem these securitizations, the interest rates increase, reducing net interest income; if we elect to redeem them, we must secure alternative financing or utilize available cash. See Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our principles of consolidation and Note 17 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our asset-backed securities issued.
We also utilize non-recourse, non-marginable warehouse facilities to finance a portion of our residential investor loan portfolio. These facilities have fixed terms and may be refinanced or repaid at maturity. In addition, we consolidate an entity formed to finance servicer advances through non-recourse securitization debt secured by those advances. Our joint ventures similarly maintain dedicated, non-recourse warehouse facilities. See Notes 12 and 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information regarding our residential investor bridge loan joint ventures.
The remainder of the debt used to finance our investments consists of secured recourse facilities, including subordinate securities financing facilities, residential investor loan financing facilities, MSR financing, repurchase agreements, and our HEI warehouse facility. Certain subordinate financing facilities are subject to optional redemption and interest rate step-ups, which may increase financing costs if not refinanced.
Delinquencies on residential investor bridge loans financed through warehouse facilities may result in reduced advance rates or repurchase requirements, requiring the use of additional liquidity. Elevated delinquencies within certain CAFL bridge securitizations could also affect structural features of those transactions, including amortization or revolving provisions.
We use a mix of fixed- and floating-rate debt to finance fixed- and floating-rate investments in order to manage interest rate exposure and net interest income. If interest rates remain elevated, maturing fixed-rate borrowings may require refinancing at higher rates. Conversely, if interest rates decline, approximately 47% of our portfolio debt is callable or matures within the next twelve months, which may provide flexibility if rates decline.
At December 31, 2025, in addition to our ABS issued, our Redwood Investments portfolio was financed with $524 million of secured recourse debt, of which $127 million was marginable and $397 million was non-marginable, and $312 million of secured non-recourse debt that was non-marginable. In addition, $71 million of borrowings from our secured revolving financing facility was allocated to this segment.
Liquidity Needs for our Legacy Investments
At December 31, 2025, we financed our Legacy Investments with a combination of recourse and non-recourse, non-marginable residential investor loan warehouse facilities, a recourse non-marginable HEI facility, and non-recourse securitization debt (ABS issued). Certain residential investor warehouse facilities may impose advance rate step-downs or repurchase requirements if underlying loan performance or property valuations deteriorate, which could require the use of additional liquidity. At December 31, 2025, we have also allocated $212 million of outstanding borrowings from our secured revolving financing facility to finance our Legacy Investments segment.
Corporate Capital
In addition to secured recourse and non-recourse debt we use specifically in association with our mortgage banking operations, Redwood Investments and Legacy investment portfolios, we also use unsecured recourse debt to finance our overall operations. This debt generally consists of convertible and non-convertible senior debt securities issued in the public markets and also includes trust preferred securities and promissory notes. See Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our unsecured debt obligations, net.
Risks Relating to Debt Incurred under Borrowing Facilities
In the ordinary course of our business, we use debt financing obtained through various types of borrowing facilities to finance the acquisition and/or origination of residential consumer and investor loans and HEI, as well as investments in securities and other investments. We may also use borrowings to fund other aspects of our operations, including repurchases of common or preferred stock or debt securities. Debt incurred under these facilities is generally either a direct obligation of Redwood Trust, Inc. or its subsidiaries and, in the case of recourse debt, is guaranteed by Redwood Trust, Inc.
Residential Consumer and Investor Loans, MSRs, and HEI Warehouse Facilities. We utilize secured loan, MSR, and HEI warehouse facilities as a primary method of debt financing. As of December 31, 2025, we maintained residential consumer loan warehouse facilities with seven different financial institution counterparties, as well as residential investor loan warehouse facilities financing both term and bridge loans.
The aggregate borrowing limits under these facilities as of December 31, 2025, were:
•Residential consumer loan warehouse facilities: $3.55 billion
•Residential investor loan warehouse facilities: $2.13 billion
•MSR warehouse facility: $125 million
•HEI warehouse facility: $150 million

These facilities are generally uncommitted, meaning a counterparty may decline a borrowing request even if available capacity exists under the facility. Under these arrangements, we transfer mortgage loans, MSRs, or HEI to a counterparty in exchange for cash proceeds at less than 100% of the asset’s principal amount and agree to repurchase the assets at a later date for the same amount plus a financing charge.
To qualify for financing, the loans, MSRs, or HEI must initially and thereafter satisfy specific eligibility criteria. Loans generally may not be delinquent or in default, although certain facilities permit limited continued financing if a loan becomes delinquent. These facilities also impose maximum financing periods, or “dwell time” limits, which may be as short as 364 days, and may include geographic concentration limits on underlying collateral. Our general strategy is to repay borrowings using proceeds from securitization, asset sales, new financing arrangements, or other sources of capital at or before the financing's maturity.
Our warehouse facilities can be categorized as either "marginable" or "non-marginable." Under marginable facilities, a decline in the market value of a financed loan (as determined by the counterparty) may result in a margin call, requiring us to either repurchase the loan or post additional collateral (such as cash or other loans) equal to the value decline. Non-marginable facilities may also permit margin calls under specified circumstances, including loan delinquency, other credit events, declines in underlying property values, extended dwell times, or specified interest rate movements.
For example, a margin call could occur if an appraisal indicates a drop in the estimated value of the property securing the financed mortgage loan. Many warehouse facilities also include netting or offset provisions, allowing a lender to use amounts owed to us under other financial arrangements (e.g., derivative contracts) to satisfy a margin call.
The uncommitted nature of certain warehouse facilities may limit our ability to obtain additional financing when needed. In addition, loans or HEI that become ineligible for financing, decline in value, or exceed permitted financing terms may require repayment or the use of additional liquidity. These facilities are subject to customary representations, warranties, covenants, and events of default. A breach of these provisions, including cross-defaults under other debt arrangements, could result in acceleration of outstanding borrowings and restrict future access to financing. Financial covenants associated with these debt facilities are detailed further in the "Financial Covenants Associated with Debt Facilities and Other Debt Financing" section.
A material adverse change in our business could result in the termination of certain facilities and the acceleration of outstanding borrowings. Failure to comply with facility terms may adversely affect our liquidity, as outlined in the "Risk Factors" and "Market Risks" sections of the Annual Report on Form 10-K.
In addition to the warehouse facilities described above, we may establish additional facilities in the ordinary course of business, which could be larger in size or subject to more restrictive terms. If a counterparty to one or more of our warehouse facilities becomes insolvent or otherwise fails to perform, we may be unable to access short-term financing or recover the full value of financed assets.
Securities Repurchase Facility. We also obtain financing through securities repurchase facilities with financial institution counterparties. These facilities do not have aggregate borrowing limits but are uncommitted, meaning counterparties may decline borrowing requests. Under these arrangements, we transfer securities to a counterparty in exchange for cash proceeds at less than 100% of the securities’ fair value and agree to repurchase the securities at a later date for the same amount plus a financing charge.
Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other sources of capital. If the market value of a financed security declines (as determined by the counterparty), we may be required to repurchase the security or post additional collateral, such as cash or U.S. Treasury securities, equal to the decline in value. As of December 31, 2025, borrowings under securities repurchase facilities totaled $31 million. See further discussion below under the heading “Margin Call Provisions Associated with Debt Facilities and Other Debt Financing.”
At the end of the fixed period applicable to the financing of a security under a securities repurchase facility, if we intend to continue financing that security, we would typically request the same counterparty to renew the financing for an additional fixed period. If the counterparty does not renew the financing, it may be difficult to obtain financing for that security under another securities repurchase facility, as counterparties may only provide financing for securities purchased from them or their affiliates.
Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks as described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, securities financed under these facilities are subject to market, credit, and liquidity risks if they decline in value or reach the maximum financing term permitted under the applicable facility.
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
Servicer Advance Financing. In connection with our servicer advance investments, we consolidate an entity that was formed to finance servicing advances and for which we, through our control of an affiliated entity majority owned by Redwood (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, are the primary beneficiary. The servicer advance financing consists of non-recourse securitization debt secured by servicer advances. Although we consolidate the securitization entity, its assets and liabilities are not legal obligations of Redwood.
SA Buyer has agreed to purchase future servicer advances under certain residential mortgage servicing agreements and relies, in part, on committed capital contributions from its members to fund those purchases. A failure by members to fund required contributions could result in an event of default under the financing and a loss of our investment in SA Buyer and its servicer advance investments and excess MSRs. In addition, if the servicer of the underlying mortgage loans fails to recover servicer advances, or recovery is delayed beyond expectations, the value of our investment could be adversely affected.
The outstanding balance of servicer advances securing the financing is not expected to be repaid before the maturity date in December 2026. We expect to seek renewal or refinancing; however, there can be no assurance such financing will be extended on acceptable terms, which may include higher interest rates, reduced advance rates, or more restrictive conditions. If the financing is not renewed or refinanced, the securitization entity will be required to repay the outstanding balance at maturity. If repayment is not made, the counterparty may foreclose on the pledged servicer advances.
Under this financing, SA Buyer, the securitization entity, and the servicer make customary representations, warranties, and covenants. A breach of these provisions could result in acceleration of outstanding borrowings and a loss on our investment. The financial covenants of SA Buyer included in this servicer advance financing are further described below under the heading “Financial Covenants Associated with Debt Facilities and Other Debt Financing.”
Subordinate Securities Financing Facilities. We obtain non-marginable recourse financing on subordinate securities through subordinate securities financing facilities. Financing is obtained by transferring securities to the counterparty in exchange for cash proceeds at less than 100% of fair value and agreeing to repurchase those securities for the same amount plus a financing charge. These facilities are fully and unconditionally guaranteed by Redwood.
At December 31, 2025, borrowings under one facility totaled $263 million secured by $330 million of real estate securities (including securities retained from consolidated CAFL® securitization entities). Borrowings under a second facility totaled $87 million, secured by $110 million of real estate securities (including securities retained from consolidated Sequoia securitizations and certain third-party issued interest-only securities).
In the ordinary course of business, we may establish additional long-term securities repurchase facilities that could be larger or subject to more restrictive terms.
These facilities contain customary representations, warranties, covenants, and events of default. A breach of these provisions, including failure to repurchase securities at maturity or insolvency of Redwood as guarantor, could result in acceleration of outstanding borrowings and restrict future access to financing. Additional discussion of related risks is included in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
Secured Revolving Financing Facility. We also utilize a secured revolving facility providing non-marginable recourse financing secured by previously unencumbered assets, including retained subordinate securities and equity interests in certain subsidiaries. The facility is fully and unconditionally guaranteed by Redwood Trust, Inc. This facility has a capacity of $400 million, matures on March 31, 2027 (with an option to extend to September 30, 2028) and had $283 million outstanding at December 31, 2025. Although characterized as non-marginable, the facility may require additional collateral or cash flow sweeps if declines in collateral value cause the effective advance rate to exceed specified thresholds.
These facilities contain customary representations, warranties, covenants, and events of default. A breach of these provisions, including failure to repurchase securities at maturity or insolvency of Redwood as guarantor, could result in acceleration of outstanding borrowings and restrict future access to financing. Additional discussion of related risks is included in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
Financial Covenants Associated With Debt Facilities and Other Debt Financing
Set forth below is a summary of the financial covenants associated with our debt facilities and other debt financing facilities.
•Residential Consumer and Residential Investor Loan, Securities and MSR Repurchase Facilities, and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential consumer and residential investor loan facilities, securities and MSR repurchase facilities, and HEI warehouse facilities that we have established with various financial institution counterparties and, as of December 31, 2025, were in place with several different financial institution counterparties. Financial covenants included in these facilities are as follows and at December 31, 2025, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to stockholders’ equity or tangible net worth at Redwood.
•Servicer Advance Financing. As noted above, servicer advance financing consists of non-recourse securitization debt, secured by servicing advances. Financial covenants associated with this financing facility are as follows and at December 31, 2025, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at SA Buyer.
•Maintenance of a minimum dollar amount of cash and cash equivalents at SA Buyer.
•Corporate Secured Revolving Financing Facility. As noted above, another source of our debt financing is through a corporate secured revolving financing facility. Financial covenants included in this facility are as follows and at December 31, 2025, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

As noted above, at December 31, 2025, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our debt financing facilities. In particular, with respect to these covenants:
•We exceeded minimum equity and tangible net worth requirements by more than $200 million; and
•We could have incurred approximately $2 billion of additional recourse indebtedness while remaining in compliance with leverage covenants.
Margin Call Provisions Associated With Debt Facilities and Other Debt Financing
•Residential Consumer and Residential Investor Loan, MSR, and HEI Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential consumer and residential investor loan and HEI warehouse facilities we have established and, as of December 31, 2025, were in place with several different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2025, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:
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
•Securities Repurchase Facilities. As noted above, another source of our debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2025, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:
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

•Secured Revolving Financing Facility. As noted above, another source of our debt financing is through a corporate secured revolving financing facility. This facility includes the margin call provisions described below and during the twelve months ended December 31, 2025, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility:
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
Assets and Liabilities Accounted for at Fair Value
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our assets and liabilities accounted for at fair value at December 31, 2025, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2024. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility. Below, we provide additional information regarding the critical accounting estimates for these assets and liabilities.
Consolidated Entities Accounted for under the Consolidated Financing Entities Election
We have elected to account for most of our consolidated securitization VIEs as collateralized financing entities and use the fair value of the liabilities issued by these entities (comprised of the ABS issued and the securities we retain in the entities, which we determined to be more observable) to determine the fair value of the assets held at these entities (generally residential consumer loans, residential investor loans, and HEI). Significant inputs used to estimate the fair value of these liabilities include certain unobservable inputs that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in the Fair Value of Loans Held at Fair Value
We have elected the fair value option for our residential consumer loans and residential investor loans. As such, these loans are carried on our consolidated balance sheets at their fair value and changes in the fair values of these loans are recorded in Mortgage Banking activities, net or Investment fair value changes, net on our consolidated statements of (loss) income in the period in which the valuation change occurs. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Real Estate Securities
Our real estate securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their fair values. In addition, we invest in securities of certain securitization entities that we are required to consolidate for GAAP reporting purposes and account for under the consolidated financing entity election, as previously described. For trading securities and collateralized financing entities, changes in fair values are recorded in Investment fair value changes, net on our consolidated statements of (loss) income in the period in which the valuation change occurs. For AFS securities, changes in fair value are generally recorded in Accumulated other comprehensive (loss) income in our consolidated balance sheets (as discussed further below).
Periodic fluctuations in the values of our securities can be caused by changes in the discount rate assumptions used to value the securities, as well as actual and anticipated prepayments, delinquencies, losses and other factors on the loans underlying the securitizations in which we own securities. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.

For AFS securities, cumulative unrealized gains and losses are recorded as a component of Accumulated other comprehensive (loss) income in our consolidated balance sheets. Unrealized gains are not credited to current earnings and unrealized losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize a decline in the value of AFS securities as an allowance for credit losses recorded through our current earnings. These factors include a change in our ability or intent to hold AFS securities, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Estimates used to determine the allowance for credit losses on AFS securities require significant judgment and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of HEI
HEI are carried on our consolidated balance sheets at their fair values, with changes in fair values recorded in our consolidated statements of (loss) income in HEI Income, net. Periodic fluctuations in the values of our HEI can be caused by changes in the discount rate assumptions used to value HEI, changes in assumptions regarding future projected home values, changes in assumptions regarding future projected prepayment rates of residential mortgage loans, as well as changes in the rate and magnitude of defaults on the portfolio. Significant inputs used to estimate the fair value of these assets include certain unobservable inputs that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
Changes in Fair Values of Derivative Financial Instruments
We generally use derivatives as part of our mortgage banking activities (e.g., to manage risks associated with loans we plan to acquire and subsequently sell or securitize), in relation to our residential investments (to manage risks associated with our securities, MSRs, and held-for-investment loans), and to manage variability in debt interest expense indexed to adjustable rates, and cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). Significant inputs used to estimate the fair value of certain of our derivatives include unobservable inputs that require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on reported earnings and our financial condition.
Additionally, the nature of the instruments we use and the accounting treatment for the specific assets, liabilities, and derivatives may therefore lead to volatility in our periodic earnings, even when we are meeting our hedging objectives. Most of our derivatives are accounted for as trading instruments with associated changes in value recorded through our consolidated statements of (loss) income. Changes in value of the assets and liabilities we manage by using derivatives may not be accounted for similarly. This could lead to reported income and book values in specific periods that do not necessarily reflect the economics of our risk management strategy. Even when the assets and liabilities are similarly accounted for as trading instruments, periodic changes in their values may not coincide as other market factors (e.g., supply and demand) may affect certain instruments and not others at any given time.
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

Changes in the actual maturities of real estate securities may also affect their yields to maturity. Actual maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than 10 years. The assumptions we use to estimate future cash flows and the resulting effective yields and interest income, require significant judgment to develop, and changes in these estimates have had and are reasonably likely to have a material effect on our reported earnings and financial condition.
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
MARKET AND OTHER RISKS
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, inflation risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, under the caption "Risks Relating to Debt Incurred under Borrowing Facilities" within this MD&A, and under the caption "Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report on Form 10-K.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
We are exposed to market risks arising from changes in interest rates, credit conditions, prepayment behavior, inflation and broader economic conditions. These factors may affect the fair value of our assets and liabilities, the timing and amount of cash flows, and our earnings and equity.
We seek to manage these risks through active asset and liability management, the use of derivatives, portfolio diversification, and maintaining appropriate capital and liquidity levels. However, market conditions may change in ways that adversely affect our results.
Additional discussion of these risks is included in Part I, Item 1A, Risk Factors, and in Part II, Item 7 of this Annual Report on Form 10-K.
Credit Risk
We assume credit risk primarily through our ownership of residential consumer loans, residential investor loans, multifamily loans, mortgage-backed securities, and certain credit risk transfer securities, as well as through exposure to business counterparties. These investments are subject to the risk of borrower default, deterioration in property values, adverse economic conditions, and changes in regulatory or market environments.
Residential Consumer and Residential Investor Loans and Securities. Our residential consumer and residential investor loans and securities backed by residential loans are generally secured by real property. Credit losses on residential real estate loans and securities can occur for many reasons, including but not limited to: risk of borrower default, deterioration in property values, adverse economic conditions, and changes in market or regulatory environments.
Residential investor loans may be particularly sensitive to rental market conditions and borrower refinancing risk, especially where loans are interest-only or otherwise not fully amortizing. In addition, adjustable-rate loans may experience higher delinquencies in rising rate environments.
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
We may also own from time to time some securities backed by loans that are not prime quality such as re-performing and non-performing loans, Alt-A quality loans, and subprime loans, that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower credit-quality loans to have higher rates of delinquency and loss, and to have increased levels of credit losses relative to prime-quality loans. In addition, we may invest in securities backed by riskier loan types with the potential for higher delinquencies and losses as compared to regular amortization loans, but believe these investments offer us the opportunity to generate attractive risk-adjusted returns given pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.
Additionally, we may own from time to time residential mortgage credit risk transfer (or "CRT") securities issued by Fannie Mae and Freddie Mac ("the Agencies"), for which we assume credit risk both on the residential loans that the securities reference, as well as corporate credit risk from the Agencies, as our investments in the securities are not secured by the reference loans.
Additional information regarding credit risks is included in Part I, Item 1A of this Annual Report on Form 10-K.
Counterparties
We are also exposed to credit risk with respect to our business and lender counterparties. For example, counterparties we acquire loans from, lend to, or invest in, make representations and warranties and covenants to us, and may also indemnify us against certain losses. To the extent we have suffered a loss and are entitled to enforce those agreements to recover damages, if our counterparties are insolvent or unable or unwilling to comply with these agreements we would suffer a loss due to the credit risk associated with our counterparties. As an example, under borrowing facilities and certain other derivative agreements, we sometimes transfer assets as collateral to our counterparties. To the extent a counterparty is not able to return this collateral to us if and when we are entitled to its return, we could suffer a loss due to the credit risk associated with that counterparty.
In addition, because we rely on the availability of credit under committed and uncommitted borrowing facilities to fund our business and investments, our counterparties’ willingness and ability to extend credit to us under these facilities is a significant counterparty risk (and is discussed further below under the heading “Fair Value and Liquidity Risks”).
Interest Rate Risk
Changes in interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and derivative financial instruments. Rising rates generally reduce the value of fixed-rate assets and increase financing costs, while declining rates may reduce income from certain servicing and interest-only investments and accelerate prepayments. We are exposed to interest rate risk during the period between loan origination or acquisition and ultimate sale or securitization (the “accumulation period”). We use derivative instruments to mitigate a portion of this exposure; however, we do not fully hedge all interest rate risk. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “Interest-rate fluctuations may reduce earnings and increase earnings volatility.”
We invest in securities, residential consumer loans, residential investor loans, and other mortgage- or housing-related assets, which all expose us to interest rate risk. Additionally, we acquire and originate residential consumer and residential investor loans and HEI using secured debt financing and we generally then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase or originate the loans with the intention of selling or securitizing them through to the future date when we ultimately sell or securitize them.
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
When evaluating investments, we apply baseline assumptions regarding expected prepayment speeds; however, actual prepayment behavior may differ from expectations due to changes in interest rates, housing market conditions, borrower behavior, or other factors. Variations from assumed prepayment rates may adversely affect earnings, cash flows, and dividends. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K, Risk Factors.
Inflation Risk
Inflation and expectations of future inflation can influence interest rates, financing costs, property values, and broader economic conditions. Sustained inflation may increase borrowing costs, reduce housing affordability, or otherwise affect asset performance and valuation.
Although our assets and liabilities are primarily financial in nature and measured at historical cost or fair value in accordance with GAAP, changes in inflation may indirectly affect our earnings and financial condition through their impact on market conditions and interest rates.
Fair Value and Liquidity Risks
We finance our assets through a combination of equity capital and short- and long-term debt, including warehouse facilities, repurchase agreements, securitizations, and other secured and unsecured borrowings. Changes in the fair value of our assets may affect our liquidity, particularly during periods when assets are financed with short-term debt.
During the accumulation period — when loans or other assets are funded prior to sale or securitization — declines in asset values may reduce borrowing capacity or require the posting of additional collateral under marginable facilities. In addition, certain financing arrangements are uncommitted or subject to renewal, and counterparties may elect not to extend additional credit or may do so on less favorable terms.
We seek to manage liquidity risk by maintaining what we believe to be adequate capital and cash reserves, diversifying financing sources, and structuring certain financings as non-recourse or non-marginable where appropriate. For additional discussion of risks relating to leverage, margin requirements, and liquidity refer to Part I, Item 1A Risk Factors and to Part II, Item 7 under the discussion titled “Risks Relating to Debt Incurred under Borrowing Facilities." Of this Annual Report on Form 10-K
Business, Operational, Regulatory, and Other Risks
In addition to the financial risks described above, our business is subject to a variety of operational, regulatory, and strategic risks. These risks are further discussed in Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.

Quantitative Information on Market Risk
The following table presents principal cash flows and related average interest rates for material interest rate-sensitive assets and liabilities at December 31, 2025. The forward interest rate curve at December 31, 2025, was used to project average coupon rates. Principal cash flow timing reflects assumptions regarding prepayment speeds based on recent performance and forward curve expectations.
The table assumes no credit losses. Actual results will vary based on credit performance, interest rate movements, prepayment behavior, and reinvestment of cash flows.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Year						December 31, 2025
(Dollars in Thousands)		2026	2027	2028	2029	2030	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets
Residential Consumer Loans - HFS(1)
Fixed Rate	Principal	2,855,953	—	—	—	—	—	2,855,953	2,923,329
	Interest Rate	6.62%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	166,407	—	—	—	—	—	166,407	168,685
	Interest Rate	6.10%	N/A	N/A	N/A	N/A	N/A
Residential Consumer Loans - HFI at Sequoia
Adjustable Rate	Principal	137,314	111,757	90,958	70,612	57,476	188,765	656,882	656,496
	Interest Rate	4.56%	4.20%	4.14%	3.95%	3.94%	3.05%
Fixed Rate	Principal	2,165,392	1,806,464	1,511,052	1,267,588	1,066,690	6,574,752	14,391,938	14,187,251
	Interest Rate	3.88%	3.88%	3.88%	3.89%	3.89%	3.92%
Residential Investor Term Loans - HFS (1)
Fixed Rate	Principal	965	—	—	10,210	28,935	165,474	205,584	202,422
	Interest Rate	6.90%	N/A	N/A	7.75%	6.38%	6.72%
Residential Investor Bridge Loans - HFS (1)
Adjustable Rate	Principal	81,552	11,989	3,514	—	—	—	97,055	83,773
	Interest Rate	9.49%	7.73%	7.73%	N/A	N/A	N/A
Fixed Rate	Principal	220,135	9,049	13,155	—	—	—	242,339	227,158
	Interest Rate	8.85%	7.84%	14.00%	N/A	N/A	N/A
Residential Investor Term Loans - HFI at CAFL
Fixed Rate	Principal	431,309	259,245	210,489	347,407	349,553	485,077	2,083,080	1,985,910
	Interest Rate	4.86%	5.74%	6.22%	5.23%	4.99%	6.69%
Residential Investor Bridge Loans - HFI at CAFL
Adjustable Rate	Principal	250,317	218,282	7,854	—	—	—	476,453	485,068
	Interest Rate	8.53%	7.33%	7.52%	N/A	N/A	N/A
Fixed Rate	Principal	586,706	36,191	—	—	—	—	622,897	632,333
	Interest Rate	9.71%	9.73%	N/A	N/A	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Year						December 31, 2025
(Dollars in Thousands)		2026	2027	2028	2029	2030	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (continued)
Residential Senior Securities
Fixed Rate (2)	Principal	—	—	—	—	—	—	—	133,593
	Interest Rate	0.31%	0.31%	0.31%	0.30%	0.30%	0.23%
Residential Subordinate Securities
Fixed Rate	Principal	300	182,264	173	891	368	137,889	321,885	284,516
	Interest Rate	1.49%	1.52%	1.50%	1.50%	1.49%	1.78%
Hybrid	Principal	419	311	234	479	2,404	13,663	17,510	4,907
	Interest Rate	0.27%	0.25%	0.26%	0.22%	0.37%	0.12%
Interest Rate Sensitive Liabilities
Asset-Backed Securities Issued
Sequoia Entities
Adjustable Rate	Principal	116,469	96,136	79,055	62,994	51,963	218,128	624,745	624,286
	Interest Rate	4.97%	5.03%	5.13%	5.21%	5.32%	2.95%
Fixed Rate	Principal	2,379,882	2,004,660	1,834,207	1,514,171	1,150,638	5,482,003	14,365,561	13,916,111
	Interest Rate	5.00%	5.03%	4.99%	4.92%	4.67%	4.52%
CAFL Entities (3)
Fixed Rate	Principal	405,419	245,968	194,991	290,863	451,953	1,257,068	2,846,262	2,824,159
	Interest Rate	4.91%	4.74%	4.58%	4.19%	3.65%	2.90%
HEI Entity
Fixed Rate	Principal	34,733	30,393	28,023	19,405	14,618	—	127,172	127,475
	Interest Rate	6.56%	5.63%	5.89%	4.48%	1.51%	N/A

Debt Facilities and Other Financing	Principal	3,279,609	501,498	263,063	—	—	—	4,044,170	4,036,314
	Interest Rate	5.98%	7.78%	7.54%	N/A	N/A	N/A

Corporate Debt	Principal	$9,264	$297,170	$—	$143,142	$189,232	$139,500	$778,308	$763,068
	Interest Rate	8.11%	8.13%	N/A	8.36%	8.06%	6.35%
(1)    As we generally expect our loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2026.
(2)    The fair value of fixed-rate senior securities are primarily interest-only securities, for which there is no principal at December 31, 2025.
(3)    Our CAFL entities include six bridge loan securitizations with a cumulative outstanding ABS issued balance of $1.15 billion at December 31, 2025. Three of the securitizations had revolving features that ended in 2024 or 2025 and final maturities in 2029 and 2030. One of the securitizations has a revolving period that ends in 2027 and has a final maturity in 2031, and two have revolving features that end in 2027, and final maturities in 2040. While the table above presents the repayment of this debt in 2029, 2030, and after 2030 upon the legal maturity dates, the ABS issued may be paid down earlier based on the actual paydown of collateral included in the securitization at the end of each securitization's respective revolving period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-84 of this Annual Report on Form 10-K and incorporated herein by reference.
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
As of the end of our 2025 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.
ITEM 9B. OTHER INFORMATION
The Company's Board of Directors (the "Board") has set May 19, 2026 as the date for the 2026 annual meeting of stockholders. The meeting will be held in-person at 8:30 a.m. (Pacific) in Mill Valley, California. Stockholders of record as of March 27, 2026 will be entitled to vote at that meeting.
On February 26, 2026, Georganne C. Proctor, a member of the Company’s Board, notified the Board that she would be retiring from the Board of Directors, effective as of May 19, 2026, and therefore would not stand for re-election at the Company’s 2026 Annual Meeting of Stockholders. Ms. Proctor currently serves on the Board’s Compensation Committee and Audit Committee. Ms.

Proctor’s retirement follows more than 20 years of dedicated service on the Board, including 15 years of service as the Chair of the Board’s Compensation Committee.
Other than as noted below with respect to Ms. Proctor, during the quarter ended December 31, 2025, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
On November 18, 2025, Ms. Proctor adopted a Rule 10b5-1 trading arrangement to sell 140,000 shares of the Company’s common stock during the period beginning on May 20, 2026 and ending on May 27, 2026 (the “Proctor 10b5-1 Plan”). Funds from sales under the Proctor 10b5-1 Plan are primarily intended to address Ms. Proctor’s tax withholding obligations associated with income recognition from previously awarded director compensation in the form of shares of the Company’s common stock that will be delivered to Ms. Proctor upon her retirement from the Board. The Proctor 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).
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
4.8
Form of certificate representing the 9.500% Senior Note due 2030 (included as Exhibit A to the Seventh Supplemental Indenture, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A, dated November 19, 2025)

4.9
Warrant Agreement, dated as of March 18, 2024, between Redwood Trust, Inc. and Canada Pension Plan Investment Board ("CPP Investments"), through its subsidiary CPP Credit Investments II Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on March 19, 2024)

4.10
 First Amendment to Warrant Agreement, dated October 28, 2025, between Redwood and CPP Investments (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on October 29, 2025)

4.11
Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

4.12
Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.13
Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.14
Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

4.15
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.16
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.17
Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.18
Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.19
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.20
Indenture, dated June 9, 2022, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on June 9, 2022)

Exhibit Number	Exhibit
4.21
Fourth Supplemental Indenture, dated January 22, 2024, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Registrant's Form 8-A, Exhibit 4.2, filed on January 22, 2024)

4.22
Fifth Supplemental Indenture, dated June 18, 2024, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.4, filed on June 18, 2024)

4.23
Sixth Supplemental Indenture, dated January 17, 2025, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.6, filed on January 17, 2025)

4.24
Seventh Supplemental Indenture, dated November 19, 2025, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A, filed November 19, 2025)

9.1
Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2
Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

10.1*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (December 2025 Form of Award Agreement) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 12, 2025)

10.2*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (December 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 13, 2024)

10.3*
Form of Restricted Stock Unit Award Agreement (Cash-Settled) under 2014 Incentive Plan (December 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 13, 2024)

10.4*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (December 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 13, 2024)

10.5*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (December 2024 Form of Award Agreement) (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.4, filed on March 3, 2025)

10.6*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (February 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on February 29, 2024)

10.7*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (December 2023 and February 2024 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on February 29, 2024)

10.8*
Form of Cash Settled Restricted Stock Unit Award Agreement under 2014 Incentive Plan (December 2023 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.3, filed on February 29, 2024)

10.9*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2023 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 15, 2023)

10.10*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on March 1, 2023)

10.11*
Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.2, filed on March 1, 2023)

10.12*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2022 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.4, filed on March 1, 2023)

Exhibit Number	Exhibit
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

10.20*	Fourth Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2023)
10.21*	Fifth Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 8, 2025)

10.22*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on March 4, 2025)

10.23*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on April 1, 2025)

10.24*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.25*

Ninth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Christopher J. Abate and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 7, 2024)

10.26*

Seventh Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Dashiell I. Robinson and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2024)

10.27*
Ninth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Andrew P. Stone and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.6, filed on August 7, 2024)

10.28*
Fourth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Brooke E. Carillo and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2024)

10.29*
Fourth Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Sasha G. Macomber and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 7, 2024)

10.30*
Third Amended and Restated Employment Agreement, dated as of August 6, 2024, by and between Fred J. Matera and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 7, 2024)

10.31*	Redwood Trust, Inc. Change in Control Severance Plan, dated November 3, 2020 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 4, 2021)

Exhibit Number	Exhibit
10.32	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.33
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.34
Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.30, filed on February 28, 2018)

10.35
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.36
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.37
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.38
Third Amendment to Lease, effective as of January 22, 2020, between ARTIS HRA Inverness Point, LP (successor-in-interest to MG-Point, LLC), as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on March 2, 2020)

10.39
Fourth Amendment to Lease Agreement, dated as of April 20, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2020)

10.40
Fifth Amendment to Lease Agreement, dated as of July 23, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2020)

10.41

Sixth Amendment to Lease Agreement, dated as of December 4, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.7, filed on August 4, 2021)

10.42
Seventh Amendment to Lease Agreement, dated as of May 21, 2021, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 4, 2021)

10.43
Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 18, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.38, filed on February 26, 2021)

10.44
First Amendment to Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 3, 2021 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.42, filed on February 25, 2022)

10.45
Lease, between RCPI Landmark Properties, L.L.C. and CoreVest American Finance Lender, LLC, dated as of September 26, 2024 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.49, filed on March 3, 2025)

10.46
Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, JMP Securities LLC, Nomura Securities International, Inc. and Mischler Financial Group, Inc., dated March 4, 2022 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on March 7, 2022)

10.47
Amendment No. 1 to Distribution Agreement, dated as of August 15, 2023, by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, JMP Securities LLC, Nomura Securities International, Inc. and Mischler Financial Group, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.49, filed on February 29, 2024)

Exhibit Number	Exhibit
10.48
Amendment No. 2 to Distribution Agreement by and among BTIG, LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, dated November 7, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on November 7, 2025)

19.1	Redwood Trust, Inc. Insider Trading Policy (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 19.1, filed on February 29, 2024)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
97.1*	Redwood Trust, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 97.1, filed on February 29, 2024)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2025, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2025 and 2024;

(ii) Consolidated Statements of (Loss) Income for the years ended December 31, 2025, 2024, and 2023;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2025, 2024, and 2023;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024, and 2023;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and

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

REDWOOD TRUST, INC.

Date: February 27, 2026	By:	/s/ CHRISTOPHER J. ABATE
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

Signature	Title	Date
/s/ CHRISTOPHER J. ABATE	Director and Chief Executive Officer	February 27, 2026
Christopher J. Abate	(Principal Executive Officer)

/s/ BROOKE E. CARILLO	Chief Financial Officer	February 27, 2026
Brooke E. Carillo	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREG H. KUBICEK	Director and Board Chair	February 27, 2026
Greg H. Kubicek

/s/ DONEENE K. DAMON	Director	February 27, 2026
Doneene K. Damon

/s/ ARMANDO FALCON	Director	February 27, 2026
Armando Falcon

/s/ DOUGLAS B. HANSEN	Director	February 27, 2026
Douglas B. Hansen

/s/ DEBORA D. HORVATH	Director	February 27, 2026
Debora D. Horvath

/s/ GEORGANNE C. PROCTOR	Director	February 27, 2026
Georganne C. Proctor

/s/ DASHIELL I. ROBINSON	Director and President	February 27, 2026
Dashiell I. Robinson

/s/ FAITH A. SCHWARTZ	Director	February 27, 2026
Faith A. Schwartz

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2025

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.
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
Critical audit matter
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
Fair value measurements of certain real estate securities and beneficial interests in consolidated securitization entities
As described further in Note 6 to the consolidated financial statements, the Company owns real estate securities and beneficial interests in consolidated securitization entities holding Residential Consumer loans, and Residential Investor loans, which are measured at fair value on a recurring basis. The Company has elected to account for these consolidated securitization entities as Collateralized Financing Entities (“CFEs”) and has elected to measure the financial assets of its CFEs using the fair value of the financial liabilities issued by those entities, which management has determined to be more observable. The real estate securities and beneficial interests in consolidated securitization entities are priced by the Company utilizing market comparable pricing and discounted cash flow analysis techniques.
We identified the fair value measurements of certain real estate securities, as well as beneficial interests in consolidated securitization entities (specifically Sequoia securitization entities holding residential consumer loans and CAFL securitization entities holding residential investor term loans as a critical audit matter). The principal consideration for our determination that the fair value measurements of certain real estate securities, as well as beneficial interests in consolidated securitization entities is a critical audit matter is that there is limited observable market data related to the determination of the fair value of these investments as they trade infrequently. Therefore, management makes significant judgments with respect to assumptions to determine fair value, which include, but are not limited, to one or more of the following: the discount rate, prepayment rate, default rate, and loss severity. In addition, the fair value measurements of the investments are highly sensitive to changes in the significant inputs, assumptions, and underlying market conditions. Therefore, auditing the fair value of the investments required subjective and complex auditor judgment, including

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
the assistance of valuation specialists to evaluate the reasonableness of the significant assumptions used by the Company to determine its measurement of fair value of the investments.
Our audit procedures related to the fair value measurements of certain real estate securities, as well as beneficial interests in consolidated securitization entities included the following, among others:
•We tested the design and operating effectiveness of management’s review controls validating the applicable significant assumptions such as the discount rate, prepayment rate, default rate, and loss severity to determine the fair value of real estate securities, as well as beneficial interests in consolidated securitization entities.
•With the assistance of valuation specialists, we developed an independent estimate of fair value for a selection of real estate securities and beneficial interests and compared to management’s determined fair value measurement for reasonableness.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

San Francisco, California February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

San Francisco, California February 27, 2026
\

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2025	December 31, 2024
ASSETS (1)
Residential consumer loans	$17,935,761	$11,077,823
Residential investor loans	3,616,664	4,587,090
Consolidated Agency multifamily loans	—	424,597
Home equity investments	329,883	589,785
Real estate securities	423,016	405,223
Servicing investments	302,230	297,683
Strategic investments	101,958	78,123
Derivative assets	105,597	46,003
Cash and cash equivalents	255,664	245,165
Restricted cash	193,446	67,762
Goodwill	23,373	23,373
Other assets	413,522	415,717
Total Assets	$23,701,114	$18,258,344

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued (includes $17,433,600 and $12,879,530 at fair value), net	$17,492,031	$13,270,204
Debt obligations, net	4,799,382	3,462,880
Derivative liabilities	28,150	23,660
Accrued expenses and other liabilities	398,935	313,737
Total liabilities	22,718,498	17,070,481
Commitments and Contingencies (see Note 19)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 124,459,837 and 132,519,579 issued and outstanding	1,245	1,325
Additional paid-in capital	2,463,473	2,504,029
Accumulated other comprehensive loss	(31,669)	(43,071)
Cumulative earnings	1,114,360	1,191,401
Cumulative distributions to stockholders	(2,631,741)	(2,532,769)
Total Equity	982,616	1,187,863
Total Liabilities and Equity	$23,701,114	$18,258,344
——————
(1)Our consolidated balance sheets include assets of VIEs that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2025 and 2024, assets of consolidated VIEs totaled $18,927,094 and $14,654,942, respectively. At December 31, 2025 and 2024, liabilities of consolidated VIEs totaled $17,850,175 and $13,620,239, respectively. See Note 15 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
(In Thousands, except Share Data)	2025	2024	2023
Interest Income
Residential consumer loans	$801,626	$485,332	$253,911
Residential investor loans	273,682	351,881	382,316
Consolidated Agency multifamily loans	12,222	18,239	18,645
Real estate securities	63,315	49,694	21,550
Other interest income	32,081	40,018	48,040
Total interest income	1,182,926	945,164	724,462
Interest Expense
Asset-backed securities issued	(805,088)	(572,497)	(371,761)
Debt obligations	(295,141)	(270,059)	(259,758)
Total interest expense	(1,100,229)	(842,556)	(631,519)
Net Interest Income	82,697	102,608	92,943
Non-interest Income
Mortgage banking activities, net	167,106	99,398	67,386
Investment fair value changes, net	(97,369)	(14,759)	(44,400)
HEI income, net	711	42,085	35,242
Servicing income, net	9,993	14,414	7,033
Fee income, net	10,957	11,030	8,213
Other income, net	3,883	1,830	(2,485)
Realized (losses) gains, net	(608)	306	1,699
Total non-interest income, net	94,673	154,304	72,688
General and administrative expenses	(153,946)	(136,393)	(128,295)
Portfolio management costs	(28,258)	(20,915)	(14,571)
Loan acquisition costs	(18,143)	(12,675)	(7,166)
Other expenses	(21,864)	(14,088)	(16,238)
Net (Loss) Income before Provision For Income Taxes	(44,841)	72,841	(639)
Provision for income taxes	(25,185)	(18,837)	(1,635)
Net (Loss) Income	$(70,026)	$54,004	$(2,274)
Dividends on preferred stock	(7,015)	(7,015)	(6,684)
Net (Loss) Income (Related) Available to Common Stockholders	$(77,041)	$46,989	$(8,958)

Basic (loss) earnings per common share	$(0.63)	$0.32	$(0.11)
Diluted (loss) earnings per common share	$(0.63)	$0.32	$(0.11)
Basic weighted average common shares outstanding	130,250,167	132,050,825	116,283,328
Diluted weighted average common shares outstanding	130,250,167	132,139,434	116,283,328

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(In Thousands)	2025	2024	2023
Net (Loss) Income	$(70,026)	$54,004	$(2,274)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	9,041	12,345	6,230
Reclassification of unrealized (gain) loss on available-for-sale securities to net (loss) income	(1,766)	(1,597)	554
Reclassification of unrealized loss on interest rate agreements to net (loss) income	4,127	4,138	4,127
Total other comprehensive income	11,402	14,886	10,911
Comprehensive (Loss) Income	$(58,624)	$68,890	$8,637
Dividends on preferred stock	(7,015)	(7,015)	(6,684)
Comprehensive (loss) income (related) available to Common Stockholders	$(65,639)	$61,875	$1,953

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2024	$66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
Net (Loss)	—	—	—	—	—	(70,026)	—	(70,026)
Other comprehensive income	—	—	—	—	11,402	—	—	11,402
Employee stock purchase and incentive plans	—	1,159,346	12	(4,864)	—	—	—	(4,852)
Non-cash equity award compensation and other	—	—	—	17,167	—	—	—	17,167
Share repurchases	—	(9,219,088)	(92)	(52,859)	—	—	—	(52,951)
Preferred dividends declared ($2.50 per share)	—	—	—	—	—	(7,015)		(7,015)
Common dividends declared ($0.72 per share)	—	—	—	—	—	—	(98,972)	(98,972)
December 31, 2025	66,948	124,459,837	$1,245	$2,463,473	$(31,669)	$1,114,360	$(2,631,741)	$982,616

For the Year Ended December 31, 2024

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2023	$66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693
Net Income	—	—	—	—	—	54,004	—	54,004
Other comprehensive income	—	—	—	—	14,886	—	—	14,886
Employee stock purchase and incentive plans	—	1,033,918	10	(4,561)	—	—	—	(4,551)
Non-cash equity award compensation and other	—	—	—	20,742	—	—	—	20,742
Preferred dividends declared ($2.50 per share)	—	—	—	—	—	(7,015)	—	(7,015)
Common dividends declared ($0.67 per share)	—	—	—	—	—	—	(92,896)	(92,896)
December 31, 2024	66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
For the Year Ended December 31, 2023

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
		Shares	Amount
December 31, 2022	$—	113,484,675	$1,135	$2,349,845	$(68,868)	$1,153,370	$(2,351,497)	$1,083,985
Net (Loss)	—	—	—	—	—	(2,274)	—	(2,274)
Other comprehensive income	—	—	—	—	10,911	—	—	10,911
Issuance of common stock	—	16,845,939	168	123,709	—	—	—	123,877
Employee stock purchase and incentive plans and other	—	1,155,047	12	(4,768)	—	—	—	(4,756)
Non-cash equity award compensation and other	—	—	—	19,062	—	—	—	19,062
Issuance of Preferred stock	66,948	—	—	—	—	—	—	66,948
Preferred dividends declared ($2.47917 per share)	—	—	—	—	—	(6,684)	—	(6,684)
Common dividends declared ($0.71 per share)	—	—	—	—	—	—	(88,376)	(88,376)
December 31, 2023	66,948	131,485,661	$1,315	$2,487,848	$(57,957)	$1,144,412	$(2,439,873)	$1,202,693

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net (loss) income	$(70,026)	$54,004	$(2,274)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	12,991	12,155	17,914
Depreciation and amortization of non-financial assets	10,062	11,916	14,854
Originations of held-for-sale loans	(1,855,864)	(1,577,336)	(774,633)
Purchases of held-for-sale loans	(14,583,332)	(7,107,623)	(2,046,299)
Proceeds from sales of held-for-sale loans	6,003,722	2,811,160	781,386
Principal payments on held-for-sale loans	264,696	112,132	52,097
Net settlements of derivatives	62,933	(74,432)	11,071
Non-cash equity award compensation expense and other	17,167	20,742	19,062
Market valuation adjustments	(43,016)	(108,422)	(35,814)
Realized losses (gains), net	608	(307)	(1,699)
Net change in:
Accrued interest receivable and other assets	103,635	(40,708)	(41,156)
Accrued interest payable and accrued expenses and other liabilities	(18,097)	24,195	(10,334)
Net cash used in operating activities	(10,094,521)	(5,862,524)	(2,015,825)
Cash Flows From Investing Activities:
Originations of loan investments	(632,765)	(120,661)	(806,894)
Proceeds from sales of loan investments	100,619	94,339	45,663
Principal payments on loan investments	4,663,460	2,768,197	1,549,092
Purchases of real estate securities	(257,344)	(234,828)	(9,855)
Proceeds from sales of real estate securities	385,423	2,833	143,914
Principal payments on real estate securities	15,881	8,526	1,122
Repayments from servicer advance investments, net	5,490	357	55,777
Purchases of HEI	(12,967)	(2,043)	(108,054)
Repayments on HEI	32,423	49,553	42,961
Proceeds from sales of HEI	262,447	—	—
Other investing activities, net	(30,627)	(27,874)	(5,006)
Net cash provided by investing activities	4,532,040	2,538,399	908,720

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)	Years Ended December 31,
	2025	2024	2023
Cash Flows From Financing Activities:
Proceeds from borrowings on debt obligations	17,401,458	10,021,863	3,705,168
Repayments on borrowings on debt obligations	(16,061,120)	(9,788,744)	(4,233,872)
Proceeds from issuance of asset-backed securities	8,973,753	5,311,810	2,465,515
Repayments on asset-backed securities issued	(4,429,814)	(2,153,596)	(872,710)
Debt issuance costs paid	(22,191)	(16,707)	(3,166)
Net proceeds from issuance of common stock	434	462	124,474
Net proceeds from issuance of preferred stock	—	—	66,948
Payments for repurchase of common stock	(51,833)	—	—
Taxes paid on equity award distributions	(5,286)	(5,013)	(5,353)
Dividends paid on common stock	(98,972)	(92,896)	(88,376)
Dividends paid on preferred stock	(7,015)	(7,015)	(5,199)
Other financing activities, net	(750)	(1,900)	(6,900)
Net cash provided by (used in) financing activities	5,698,664	3,268,264	1,146,529
Net increase (decrease) in cash and cash equivalents	136,183	(55,861)	39,424
Cash, cash equivalents and restricted cash at beginning of year (1)	312,927	368,788	329,364
Cash, cash equivalents and restricted cash at end of year (1)	$449,110	$312,927	$368,788
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,075,971	$811,423	$603,316
Taxes paid (refunded), net	8,798	4,057	(1,445)
Supplemental Noncash Information:
Retention of mortgage servicing rights from loan securitizations and sales	$2,410	$1,276	$—
Dividends declared but not paid on preferred stock	1,478	1,478	1,478
Transfers from loans held-for-sale to loans held-for-investment	8,811,765	5,702,565	2,789,507
Transfers from loans held-for-investment to loans held-for-sale	2,147,978	14,862	27,958
Transfers from residential loans to real estate owned	144,758	22,554	100,280
Consolidation of securitized CAFL bridge loans at issuance	293,580	287,605	—
Consolidation of CAFL bridge ABS	568,181	284,997	—
Deconsolidation of securitized reperforming loans	1,239,652	—	—
Deconsolidation of securitized reperforming ABS	988,446	—	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,085	282	478
Reduction in operating lease liabilities due to lease modification	—	—	274
(1)    Cash, cash equivalents, and restricted cash at December 31, 2025 included cash and cash equivalents of $256 million and restricted cash of $193 million; at December 31, 2024 included cash and cash equivalents of $245 million and restricted cash of $68 million; and at December 31, 2023 included cash and cash equivalents of $293 million and restricted cash of $76 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 1. Organization
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Together with its subsidiaries, the Company is a specialty finance company focused on several distinct areas of housing credit, with a mission to make quality housing—whether rented or owned—accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain by providing liquidity to growing segments of the U.S. housing market that are not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best‑in‑class securitization platforms, whole‑loan distribution activities, and publicly traded securities. Our aggregation, origination, and investment activities have evolved to incorporate a diverse mix of residential consumer and residential investor housing credit assets. We operate our business across four reportable segments: Sequoia Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments, and Legacy Investments.
Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a continued commitment to technological innovation that supports disciplined, risk‑minded growth. Our primary sources of income are net interest income from our investments and non-interest income from our mortgage banking activities. Net interest income primarily consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Non-interest income from mortgage banking activities is generated through the origination and acquisition of loans, and their subsequent sale, securitization, or transfer to our investment portfolios.
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
References herein to “Redwood,” the "Company", “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In statements regarding qualification as a REIT, such terms refer solely to Redwood Trust, Inc. Refer to Item 1 - Business in this Annual Report on Form 10-K for additional information on our business.
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at December 31, 2025 and 2024, and results of operations for all periods presented.
In the first quarter of 2025, we updated the presentation of certain line items in our consolidated financial statements. On the consolidated balance sheets, Residential consumer loans, held-for-sale and held-for-investment were combined into Residential consumer loans, and Residential investor loans, held-for-sale and held-for-investment were combined into Residential investor loans. In addition, Other investments was disaggregated into Servicing investments and Strategic investments, and Other income (loss), net was disaggregated into Servicing income, net and Fee income, net. Also in the first quarter of 2025, for segment reporting purposes, interest expense related to our secured revolving financing facility was allocated from Corporate/Other to Redwood Investments and Legacy Investments. These changes had no impact on the consolidated financial statements, and all prior period amounts were conformed to the current presentation.
During the second quarter of 2025, we established Legacy Investments as a new reportable segment to separately disclose financial results for assets that are no longer aligned with our core strategic objectives. These assets, which stem from a change in the manner in which the operations are evaluated by the Chief Operating Decision Maker ("CODM"), include our legacy unsecuritized bridge and term portfolios, residential re-performing loan securities and other non-core legacy assets that are intended for sale, runoff, or other forms of disposition as part of our ongoing strategic realignment. See Note 4 for further discussion on our reportable segments, including the Legacy Investments segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
In 2023, we changed the presentation of our Consolidated Statements of (Loss) Income to include a new line item "Home Equity Investments ("HEI") income, net" to include all amounts related to our HEI investments that were previously presented within "Investment fair value changes, net." In 2025, we changed the presentation of our Consolidated Statements of (Loss) Income to include Strategic income and Fee income. These were previously presented within "Other income, net". All applicable prior period amounts presented in the document were conformed to these new presentations.
Principles of Consolidation
Our consolidated financial statements include the accounts of the entities where the Company has a controlling financial interest. The method for determining whether a controlling financial interest exists varies depending on whether the entity is a VIE.
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
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and HEI, which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under residential consumer loans and residential investor loans on our consolidated balance sheets. In our consolidated statements of (loss) income, we record interest income on the loans owned at these entities and interest expense on the Asset-Backed securities (“ABS”) issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. The ABS issued to third parties by these entities are shown under ABS issued. See Note 17 for further discussion on ABS issued. The underlying HEI at the consolidated HEI securitization entities are shown under Home equity investments on our consolidated balance sheets and the associated fair value changes and interest expense associated with ABS issued are shown under HEI income, net on our consolidated statements of (loss) income. See Note 10 for further discussion on HEI.
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
December 31, 2025

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
Fair Value Option
Under GAAP, we have the option to measure eligible financial assets, financial liabilities, and commitments at fair value on an instrument-by-instrument basis. This option is available when we first recognize a financial asset or financial liability or enter into a firm commitment. Subsequent changes in the fair value of assets, liabilities, and commitments where we have elected the fair value option are recorded in our consolidated statements of (loss) income.
We elect the fair value option for certain residential consumer and investor loans, real estate securities, MSRs, servicer advance investments, HEI, and certain of our other investments. This election is also applied to our IO and certain subordinate securities, and MSRs, for which we may hedge market interest rate risk. In addition, we elect the fair value option for the assets and liabilities of our consolidated securitization entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 6 for further discussion on the fair value option.
Loans
We acquire, originate and purchase residential consumer loans and residential investor term and bridge loans from our Mortgage Banking platforms or from third‑party originators for subsequent sale to whole‑loan buyers, securitization, or transfer into our Redwood Investments portfolio.
We classify loans as held-for-sale at fair value when we originate or purchase these loans with the intent to transfer the loans to securitization entities or sell the loans to third parties. Changes in fair value are recurring and reported through our consolidated statements of (loss) income in Mortgage banking activities, net.
We record loans held-for-investment, including loans held at consolidated securitization entities, at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Changes in fair value for these loans and related ABS are recurring and are reported through our consolidated statements of (loss) income in Investment fair value changes, net.
See Notes 7 and 8 for further discussion on residential consumer and residential investor loans.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 3. Summary of Significant Accounting Policies - (continued)
Coupon interest for our securitized loans is recognized as revenue based on amounts expected to be paid to the securities issued by the securitization entities.
Real Estate Securities, at Fair Value
Our securities primarily consist of a beneficial interest in a trust or mortgage-backed securities (“MBS”) collateralized by residential consumer, re-performing ("RPL") and multifamily mortgage loans. We classify our real estate securities as trading or available-for-sale securities.
Trading Securities
We primarily denote trading securities as those securities where we have adopted the fair value option. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of securities designated as trading securities are generally reported in Investment fair value changes, net on our consolidated statements of (loss) income.
Available-for-Sale Securities
AFS securities are carried at their fair value with unrealized gains and losses excluded from earnings (except when an allowance for credit losses is recognized, as discussed below) and reported in Accumulated other comprehensive (loss) income (“AOCI”), a component of stockholders’ equity. Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of (loss) income.
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
HEI
We invest in HEI contracts, either originated directly or acquired from third parties. HEIs provide investors an option to purchase a percentage of the underlying residential property upon specific events. The homeowner's obligations under the HEI are secured by the recording of a lien (typically junior liens) against the property in the form of a deed of trust or a mortgage. These investments allow us to share in home price appreciation/depreciation of the associated property and are recorded at fair value, with changes reported as HEI income. HEIs held by our consolidated securitization entities are also fair valued. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the HEI held at these entities. Changes in fair value for both these HEI assets and the associated ABS are recorded as HEI income, net on our consolidated statements of (loss) income.
See Note 10 for further discussion on HEI.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 3. Summary of Significant Accounting Policies - (continued)
Servicing Investments
Our servicing investments include Servicer advance investments, Excess MSRs, and MSRs. Servicer advance investments represent our obligations to finance outstanding servicer receivables and, in certain cases, to fund future advances on specific residential mortgage loans, along with the associated servicing fee components. Excess MSRs grant us a portion of mortgage servicing cash flows without requiring a servicing license, duties, or advance obligations. We acquire MSRs by retaining servicing rights from transferred residential mortgage loans that meet GAAP sale accounting criteria, or by directly purchasing MSRs from third parties. We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs.
Servicer advance investments and Excess MSRs are recorded at fair value, with interest income recognized when earned and changes in fair value reported in Investment fair value changes, net on our consolidated statements of (loss) income. MSRs are carried at fair value, with servicing fee income recognized on a cash basis and fair value changes reported in Servicing investments, net on our consolidated statements of (loss) income.
See Note 11 for further discussion on servicing investments.
Strategic Investments
We have made and may make additional strategic investments in companies through equity or debt instruments, including those with conversion features. Depending on the terms of the investments, we may account for these investments under the fair value option, as non-marketable equity securities under the equity method of accounting or the measurement alternative for equity securities without readily determinable fair values.
Investments accounted for under the fair value option are carried at fair value, with changes in fair value recognized in Investment fair value changes, net on our consolidated statements of (loss) income.
For non-marketable securities over which we have significant influence but do not have control, we apply the equity method of accounting. Under the equity method, we recognize our share of the investee’s earnings or losses and evaluate such investments for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Equity method income or loss is recorded in Other income, net on our consolidated statements of (loss) income.
Investments accounted for under the measurement alternative are carried at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. These adjustments are based on observable market transactions and are recorded in Other income, net on our consolidated statements of (loss) income.
See Note 12 for further discussion on our strategic investments.
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
Restricted Cash
Restricted cash primarily includes cash held at CAFL Bridge entities for the purpose of future bridge loan investments, cash associated with our risk-sharing transactions with Fannie Mae and Freddie Mac ("the Agencies"), and cash held at consolidated Sequoia, HEI and CAFL entities for the purpose of distribution to investors.
Derivative Financial Instruments
Derivative financial instruments we typically utilize include swaps, swaptions, financial futures contracts, and “To Be Announced” (“TBA”) contracts. These derivatives are primarily used to manage interest rate risk associated with our operations. In addition, we enter into certain residential loan purchase commitments (“LPCs”) and interest rate lock commitments ("IRLCs") that are treated as derivatives for financial reporting purposes. All derivative financial instruments are recorded at their fair value on our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets, and derivatives with negative fair values

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 3. Summary of Significant Accounting Policies - (continued)
to us are reported as liabilities. We classify each derivative as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a cash flow hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability.
Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of (loss) income through Other income, net if they are used to manage risks associated with our MSR investments, through Mortgage banking activities, net if they are used to manage risks associated with our mortgage banking activities, or through Investment fair value changes, net if they are used to manage risks associated with our investments. Valuation changes related to residential LPCs and IRLCs are included in Mortgage banking activities, net on our consolidated statements of (loss) income.
See Note 13 for further discussion on derivative financial instruments.
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
See Note 15 for further discussion on intangible assets.
Agency Risk-Sharing - Assets and Liabilities
We established subordinate risk-sharing arrangements in 2014 and 2015 with Fannie Mae and Freddie Mac. In return, we received monthly payments or reduced guarantee fees under these arrangements. We pledged assets as collateral for these commitments, held by a third-party custodian. These arrangements resulted in recording restricted cash, pledged collateral and guarantee obligations on our balance sheets.
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
Income from cash payments received under the first Fannie Mae risk-sharing arrangement and income related to the amortization of the guarantee obligations of all three arrangements are recorded in Other income, net and market valuation changes of the guarantee asset are recorded in Investment fair value changes, net on our consolidated statements of (loss) income.
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 3. Summary of Significant Accounting Policies - (continued)
December 31, 2025 and 2024, assets of such SPEs totaled $19 million and $29 million, respectively, and liabilities of such SPEs totaled $1 million and $3 million, respectively.
Real Estate Owned ("REO")
REO property acquired through, or in lieu of, foreclosure is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in Investment fair value changes, net on our consolidated statements of (loss) income.
See Note 15 for further discussion on REO.
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
See Note 19 for further discussion on leases.
Payable to Non-Controlling Interests
Payable to non-controlling interests includes amounts payable to third parties, representing their interest in our consolidated Servicing investments and our consolidated securitization entities.
See Note 10 for further discussion of HEI and Note 15 for further discussion on other assets and other liabilities.
Asset-Backed Securities Issued ("ABS")
ABS issued represents asset-backed securities issued through our consolidated securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets in these entities and make corresponding principal and interest payments to the ABS investors. In accordance with accounting guidance for CFEs, we account for the ABS issued under certain of our consolidated entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net or HEI income, net (for HEI securitizations) on our consolidated statements of (loss) income.
See Note 17 for further discussion on ABS issued.
Debt Obligations
Debt obligations under our financing facilities are secured by residential consumer and investor loans and real estate securities and carried at unpaid principal balance ("UPB") net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly. If the value of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us.
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
See Note 18 for further discussion on our debt obligations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 3. Summary of Significant Accounting Policies - (continued)
Equity
Accumulated Other Comprehensive (Loss) Income
Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements designated as cash flow hedges are reported as components of Accumulated other comprehensive (loss) income on our consolidated statements of changes in stockholders' equity and our consolidated balance sheets. Net unrealized gains and losses on securities and interest rate agreements held by our taxable REIT subsidiaries that are reported in other comprehensive (loss) income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
See Note 20 for further discussion on equity.
Earnings per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards. If the assumed conversion or exchange of convertible or exchangeable debt into common shares is dilutive, diluted EPS is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible or exchangeable debt to net income and adding the shares issued in an assumed conversion or exchange to the diluted weighted average share count. If the potential conversion of our convertible debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
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
See Note 21 for further discussion on EPS.
Equity Compensation Plans
The Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units and cash-settled performance stock units), dividend equivalents, stock payments, restricted stock units, cash-settled restricted and deferred stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Deferred stock units, restricted stock units, and restricted stock awards (as well as cash-settled restricted and deferred stock units) have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is generally amortized over the vesting period on a straight-line basis. We have elected to account for forfeitures on employee equity-based awards, including cash-settled awards, as they occur.
The Executive Deferred Compensation Plan (“EDCP”) allows eligible employees and directors to defer portions of their current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.
See Note 22 for further discussion on equity compensation plans.
Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable REIT subsidiaries) within the time frame set forth in the Internal Revenue Code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and record tax benefits

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 3. Summary of Significant Accounting Policies - (continued)
only if tax positions meet a more-likely-than-not threshold in accordance with GAAP guidance on accounting for uncertain tax positions. We classify interest and penalties on material uncertain tax positions as interest expense and general and administrative expenses, respectively, in our consolidated statements of (loss) income.
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
See Note 24 for further discussion on taxes.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU requires incremental disclosures primarily related to the reconciliation of the statutory income tax rate to the effective income tax rate, as well as income taxes paid. This new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and upon adoption, the guidance can be adopted on a prospective or retrospective basis. We adopted this guidance, as required, in the year ended 2025, which resulted in additional disclosures and did not have a material effect on our consolidated financial statements. See Note 24 for further information.
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
December 31, 2025

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
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, commonly referred to as "Expanded" loans. These loans, which primarily include bank statement and DSCR loans, are designed for prime-quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S. housing market. The results of Aspire are currently included within our Sequoia Mortgage Banking segment.
In the second quarter of 2025, we identified and began reporting Legacy Investments as a new reportable segment, based on how the CODM evaluates performance and allocates resources. Previously included within Redwood Investments, this segment now consists of assets that are no longer strategically aligned with our core business strategies or with how we evaluate operational performance, allocate capital, and measure the success of our investment initiatives, and are primarily associated with our legacy unsecuritized bridge and term loan portfolios, residential re-performing loan securities and other non-core legacy assets. These assets are generally in runoff or other forms of disposition, and the CODM reviews financial results for this segment separately from other investments to inform strategic decisions regarding capital deployment and portfolio realignment. This change in segment presentation aligns with how management assesses performance under ASC 280, Segment Reporting, and has been applied retrospectively to all prior periods presented. This change had no impact on the consolidated financial statements. See Note 8 for further discussion on our legacy unsecuritized bridge and term loan portfolios.
In the third quarter of 2025, as part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we sold a total $484 million in fair value of legacy unsecuritized bridge loans and REO assets to a newly formed partnership structure (the “Legacy Trust”). As part of the transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an available-for-sale ("AFS") real estate security on our consolidated balance sheet and is included in the Legacy Investments segment. See Notes 8 and 9 for further discussion on this transaction.
The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies in Note 3 of the Notes to Consolidated Financial Statements, with the exception of allocations of certain corporate expenses not directly assigned or allocated to one of our four segments. These unallocated corporate expenses are included in the Corporate/Other column as reconciling items to our consolidated financial statements and primarily include interest expense related to our senior notes, convertible and exchangeable senior notes, and trust preferred securities, indirect general and administrative expenses and other expense. In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. All of our loans are accounted for under the fair value option and amounts transferred between segments are accounted for at fair value at the time of transfer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 4. Segment Information (continued)

The following tables present financial information by segment for the years ended December 31, 2025, 2024, and 2023.
Table 4.1 – Business Segment Financial Information

	Year Ended December 31, 2025
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$183,581	$18,468	$895,416	$83,734	$1,727	$1,182,926
Interest expense	(101,174)	(10,070)	(814,035)	(108,762)	(66,188)	(1,100,229)
Net interest income (expense)	82,407	8,398	81,381	(25,028)	(64,461)	82,697
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives (1)	49,429	53,196	—	—	—	102,625
Risk management derivatives (losses) gains, net (2)	66,220	(1,739)	—	—	—	64,481
Total Mortgage banking activities, net	115,649	51,457	—	—	—	167,106
Investment fair value changes, net, excluding risk management derivatives	—	—	(49,124)	(90,708)	879	(138,953)
Risk management derivatives gains (losses), net (2)	—	—	50,047	(8,463)	—	41,584
Total investment fair value changes, net	—	—	923	(99,171)	879	(97,369)
HEI income (loss), net	—	—	1,419	(708)	—	711
Servicing income, net	—	—	9,993	—	—	9,993
Fee income (loss), net	—	12,834	1,022	(2,899)	—	10,957
Other income (loss), net	—	3,342	1,550	(1,091)	82	3,883
Realized gains, net	—	—	1,207	(1,767)	(48)	(608)
Total non-interest income (loss), net	115,649	67,633	16,114	(105,636)	913	94,673
General and administrative expenses	(34,019)	(40,242)	(5,549)	(111)	(74,025)	(153,946)
Portfolio management costs	—	—	(10,930)	(17,279)	(49)	(28,258)
Loan acquisition costs	(7,506)	(10,481)	—	(156)	—	(18,143)
Other expenses	—	(8,426)	(12,938)	(500)	—	(21,864)
(Provision for) benefit from income taxes	(30,418)	3,235	7	1,769	222	(25,185)
Net Income (Loss) (3)	$126,113	$20,117	$68,085	$(146,941)	$(137,400)	$(70,026)
Total Assets	$3,321,116	$357,988	$18,744,747	$942,465	$334,798	$23,701,114
(1)Mortgage banking activities, net includes changes in the fair value of other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments.
(3)Net Income (Loss) by segment is also referred to as Segment Contribution (Loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 4. Segment Information (continued)

	Year Ended December 31, 2024
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$97,860	$20,280	$661,489	$162,450	$3,085	$945,164
Interest expense	(54,065)	(14,970)	(562,148)	(140,357)	(71,016)	(842,556)
Net interest income (expense)	43,795	5,310	99,341	22,093	(67,931)	102,608
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives (1)	82,202	36,701	—	—	—	118,903
Risk management derivatives gains, net (2)	(24,623)	5,118	—	—	—	(19,505)
Total Mortgage banking activities, net	57,579	41,819	—	—	—	99,398
Investment fair value changes, net, excluding risk management derivatives	—	—	60,068	(62,959)	(1,679)	(4,570)
Risk management derivatives (losses) gains, net (2)	—	—	(21,571)	11,382	—	(10,189)
Total Investment fair value changes, net	—	—	38,497	(51,577)	(1,679)	(14,759)
HEI income, net	—	—	61	42,024	—	42,085
Servicing income, net	—	—	14,414	—	—	14,414
Fee income, net	—	10,930	965	(1,020)	155	11,030
Other income (loss), net	—	—	3,122	—	(1,292)	1,830
Realized gains, net	—	—	565	—	(259)	306
Total non-interest income (loss), net	57,579	52,749	57,624	(10,573)	(3,075)	154,304
General and administrative expenses	(20,008)	(40,008)	(7,654)	(68)	(68,655)	(136,393)
Portfolio management costs	—	—	(5,836)	(15,021)	(58)	(20,915)
Loan acquisition costs	(3,860)	(8,563)	(14)	(238)	—	(12,675)
Other expenses	—	(9,413)	(4,675)	—	—	(14,088)
(Provision for) Benefit from income taxes	(16,009)	2,219	(5,586)	—	539	(18,837)
Net Income (Loss) (3)	$61,497	$2,294	$133,200	$(3,807)	$(139,180)	$54,004
Total Assets	$1,231,723	$317,612	$13,277,770	$3,101,377	$329,862	$18,258,344
(1)Mortgage banking activities, net includes changes in the fair value of other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments.
(3)Net Income (Loss) by segment is also referred to as Segment Contribution (Loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 4. Segment Information (continued)

	Year Ended December 31, 2023
(In Thousands)	Sequoia Mortgage Banking	CoreVest Mortgage Banking	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$25,404	$15,896	$465,134	$210,344	$7,684	$724,462
Interest expense	(24,114)	(13,078)	(379,710)	(156,817)	(57,800)	(631,519)
Net interest income (expense)	1,290	2,818	85,424	53,527	(50,116)	92,943
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives (1)	45,690	40,518	—	—	—	86,208
Risk management derivatives (losses) gains, net (2)	(17,908)	(914)	—	—	—	(18,822)
Total Mortgage banking activities, net	27,782	39,604	—	—	—	67,386
Investment fair value changes, net, excluding risk management derivatives	1,076	—	24,579	(65,582)	(2,994)	(42,921)
Risk management derivatives (losses) gains, net (1)	—	—	(884)	(595)	—	(1,479)
Total Investment fair value changes, net	1,076	—	23,695	(66,177)	(2,994)	(44,400)
HEI income, net	—	—	23,569	11,672	—	35,241
Servicing income, net	—	—	7,033	—	—	7,033
Fee income, net	—	5,593	1,041	1,447	132	8,213
Other income (loss), net	—	20	716	—	(3,220)	(2,484)
Realized gains, net	—	—	1,502	(644)	841	1,699
Total non-interest income (loss), net	28,858	45,217	57,556	(53,702)	(5,241)	72,688
General and administrative expenses	(17,171)	(44,547)	(7,283)	(525)	(58,769)	(128,295)
Portfolio management costs	—	—	(6,039)	(8,492)	(40)	(14,571)
Loan acquisition costs	(1,266)	(5,900)	—	—	—	(7,166)
Other expense	—	(12,442)	(5,796)	—	2,000	(16,238)
(Provision for) benefit from income taxes	(1,659)	2,279	(2,946)	—	691	(1,635)
Net Income (Loss) (3)	$10,052	$(12,575)	$120,916	$(9,192)	$(111,475)	$(2,274)
Total Assets	$971,535	$293,225	$9,450,031	$3,408,949	$380,587	$14,504,327
(1)Mortgage banking activities, net includes changes in the fair value of other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments.
(3)Net Income (Loss) by segment is also referred to as Segment Contribution (Loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 5. Mortgage Banking Activities, Net
Mortgage banking activities, net includes changes in fair value of loans held-for-sale, loan purchase commitments, interest rate lock commitments and related risk management derivatives held in our Sequoia Mortgage Banking and CoreVest Mortgage Banking segments. The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of (loss) income for the years ended December 31, 2025, 2024 and 2023.
Table 5.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2025	2024	2023
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$173,835	$39,019	$42,976
Trading securities (2)	(126,882)	41,173	(159)
Risk management derivatives (3)	66,220	(24,623)	(17,908)
Other income, net (4)	2,476	2,010	2,873
Total Sequoia mortgage banking activities, net	115,649	57,579	27,782

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value (1)	19,217	11,692	16,500
Residential investor bridge loans, at fair value	10,186	3,767	5,704
Risk management derivatives (3)	(1,739)	5,118	(914)
Other income, net (4) (5)	23,793	21,242	18,314
Total CoreVest mortgage banking activities, net	51,457	41,819	39,604
Mortgage Banking Activities, Net	$167,106	$99,398	$67,386
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
December 31, 2025
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
Securitized Residential Consumer loans, Residential Investor loans and HEI
We have elected to account for most of our consolidated securitization entities as CFEs in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans or HEI held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the fair value of our retained interests in the CFEs. These financial assets and liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.
Unsecuritized Residential Consumer Loans
Fair values for our unsecuritized residential consumer loans are determined using models that incorporate various pricing inputs, including information derived from whole loan sales and securitizations that have occurred in the market. Certain significant inputs in certain of which are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed TBA prices and indexed swap rates. Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices and swap rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 6. Fair Value of Financial Instruments - (continued)
Unsecuritized Residential Investor Loans
Fair values for our unsecuritized residential investor loans are determined using models that incorporate various pricing inputs, certain of which are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market whole loan transaction activity include indicative credit spreads to indexed treasury prices and swap rates or absolute yields. Prices for most of our residential investor bridge loans are determined using discounted cash flow modeling, which incorporates a primary significant unobservable input of market discount rates (incorporating indicative credit spreads where applicable). Cash flows for performing loans are generally based on contractual loan terms. Delinquent loans are generally valued at a dollar price that is informed by various market data inputs, including the fair value of the collateral securing the loan.
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
Derivative Assets and Liabilities
Our derivative instruments may include swaps, swaptions, TBAs, interest rate futures, loan purchase and interest rate lock commitments, and forward sale commitments. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and interest rate futures are generally obtained using quoted prices from active markets. Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment. LPC, and IRLC fair values for residential consumer and residential investor term loans are estimated based on the fair values of the underlying loans (as described in "Residential consumer loans" and "Residential investor loans" above). In addition, fair values for LPCs and IRLCs are estimated based on the probability that the mortgage loan will be purchased or originated (the "Pull-through rate"). Derivative instruments are classified within the fair value hierarchy based on the observability of the significant inputs used in their valuation. TBAs and interest rate futures are generally classified within Level 1, as their fair values are based on quoted prices in active markets. Swaps and swaptions are generally classified within Level 2, as their valuations are based on observable market inputs, including yield curves and volatility assumptions. LPCs and IRLCs are generally classified within Level 3 due to the use of significant unobservable inputs, including pull-through rate assumptions and loan-level valuation inputs.
Servicing Investments
Fair values for servicing investments are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Our estimations of cash flows include the combined cash flows of all of the components that comprise the servicing investments: existing advances, the requirement to purchase future advances, the recovery of advances, and the right to a portion of the associated mortgage servicing fee ("mortgage servicing income"). The valuation technique is based on discounted cash flows models that utilize certain significant unobservable inputs including discount rates, assumed future prepayment rates on the serviced loans, and the expected remaining life of mortgage servicing income.
Home Equity Investments (HEI)
Fair values for unsecuritized HEI contracts are determined through internal pricing models that estimate future cash flows and utilize certain significant unobservable inputs such as forecasted home price appreciation, prepayment rates and discount rates, and are therefore Level 3 in nature. The valuation technique is based on discounted cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 6. Fair Value of Financial Instruments - (continued)
Strategic Investments
Strategic investments are measured at fair value under the fair value option. These investments are in early-stage start-up companies and generally take the form of equity or debt with conversion features and do not have readily determinable fair values. These Level 3 investments are initially recorded at cost and their fair values are adjusted based on observable price changes, such as follow-on capital raises or secondary sales, and will also evaluate impacts to valuation from changing market conditions and underlying business performance. Refer to Note 12 for information on our Strategic investments not measured at fair value under the fair value option.
ABS Issued
ABS issued includes asset-backed securities issued through the Sequoia, CAFL and HEI securitization entities, as well as securities issued by certain third-party Freddie Mac K-Series and SLST securitization entities that we consolidate. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Fair values incorporate market indicators as well as other significant unobservable inputs to generate discounted cash flows. These cash flow models use significant unobservable inputs such as discount rate, prepayment rate, default rate, and loss severity.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2025 and 2024, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2025	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$17,935,761	$—	$—	$17,935,761
Residential investor loans	3,602,250	—	—	3,602,250
HEI	329,883	—	—	329,883
Real estate securities:
Trading	135,459	—	—	135,459
AFS	287,557	—	—	287,557
Servicing investments	302,230	—	—	302,230
Strategic investments	6,310	—	—	6,310
Derivative assets	105,597	56,458	31,119	18,020
Total Assets	$22,705,047	$56,458	$31,119	$22,617,470

Liabilities
ABS issued	$17,433,600	$—	$—	$17,433,600
Derivative liabilities	28,150	26,973	—	1,177
Non-controlling interest	92,644	—	—	92,644
Total Liabilities	$17,554,394	$26,973	$—	$17,527,421

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
December 31, 2025

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2025.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	Consolidated Agency Multifamily Loans	HEI	Real Estate Trading Securities	Real Estate AFS Securities	Servicing Investments	Strategic Investments	Derivatives, net (1)
(In Thousands)
Beginning balance - December 31, 2024	$11,077,823	$4,587,090	$424,597	$589,785	$193,749	$211,474	$297,683	$3,460	$5,323
Acquisitions	14,692,367	42,539	—	—	74,494	182,850	2,410	—	—
Originations	—	1,845,096	—	12,967	—	—	—	—	—
Sales	(3,968,157)	(2,050,098)	—	(262,447)	(31,839)	(102,378)	—	—	—
Transfer to fair value option	—	—	—	—	—	—	—	1,150	—
Principal paydowns	(3,009,235)	(1,464,144)	(430,230)	(32,423)	(490)	(15,391)	(5,491)	—	—
Consolidation of securitized bridge loans (2)	—	805,008	—	—	—	—	—	—	—
Deconsolidation of securitized re-performing loans	(1,239,652)	—	—	—	—	—	—	—	—
Gains (losses) in net income, net	387,047	(26,471)	5,633	21,794	(100,455)	7,735	7,987	1,700	129,734
Unrealized gains in OCI, net	—	—	—	—	—	3,267	—	—	—
Other settlements, net (3)	(4,432)	(136,770)	—	207	—	—	(359)	—	(118,214)
Ending balance - December 31, 2025	$17,935,761	$3,602,250	$—	$329,883	$135,459	$287,557	$302,230	$6,310	$16,843
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (4)	$279,385	$41,594	$—	$21,295	$(99,271)	$9,041	$9,842	$1,700	$16,843

	Liabilities
	ABS Issued	Non-controlling interest
(In Thousands)
Beginning balance - December 31, 2024	$12,879,530	$99,510
Acquisitions	8,667,333	—
Consolidation	567,890	21,739
Sales	(4,404)	(46,449)
Principal paydowns	(4,090,889)	—
Deconsolidation of ABS	(988,446)	—
Losses (gains) in net income (loss), net	402,586	22,357
Other settlements, net	—	(4,512)
Ending balance - December 31, 2025	$17,433,600	$92,645
Change in unrealized losses (gains) for the period included in earnings for liabilities held at the end of the reporting period (4)	$192,096	$18,262

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 6. Fair Value of Financial Instruments - (continued)
Footnotes to table 6.2
(1)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(2)In the fourth quarter of 2024, we completed our first CAFL securitization sponsored by one of our joint ventures that we consolidate under GAAP as we are the primary beneficiary. During the year ended December 31, 2025, we transferred $178 million of residential investor bridge loans to the joint venture under the replenishment feature of this securitization. During the year ended December 31, 2025, we completed our second and third CAFL securitizations sponsored by one of our joint ventures that we consolidate under GAAP as we are the primary beneficiary, and transferred $627 million of residential investor bridge loans to the joint ventures related to these securitizations, of which $294 million were consolidated at the issuance of these securitizations, and $333 million were transferred to the securitizations subsequent to issuance. See Note 16 for additional information on our principles of consolidation.
(3)Other settlements, net: for residential consumer and residential investor loans, primarily represents the transfer of loans to REO; for HEI, represents the share of HEI disposition fees paid to our third party originators for our purchased HEI portfolio; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and investor loans.
(4)All changes in unrealized gains or (losses) are included in net income, with the exception of Real Estate AFS Securities, which are included in comprehensive income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 6. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value for the years ended December 31, 2025.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$17,935,761	Senior credit spread to TBA price (3)	$0.88	-	$1.88		$1.01
		Senior credit spread to Swap rate (3)	140	-	222	bps	210	bps
		Subordinate credit spread to Swap rate	150	-	675	bps	236	bps
		Senior credit support (3)	7	-	13%		7%
		IO discount rate (3)	20	-	23%		21%
		Liability price	$19	-	$105		$99
Residential investor loans:
Residential investor term loans (4)	2,188,331	Whole loan spread (3)	230	-	230	bps	230	bps
		Liability price	$92	-	$103		$95
Residential investor bridge loans (4)	1,413,919	Whole loan discount rate	7	-	9%		8%
		Liability Price	$97	-	$163		$138
		Dollar price of loans	$30	-	$101		$74
HEI	329,883	Discount rate	9	-	9%		9%
		Prepayment rate (Annual CPR)	8	-	15%		14%
		Home price appreciation (depreciation)	4	-	4%		4%
		Liability price (4)	$151	-	$151		$151
Real estate securities - trading and AFS securities	423,016	Discount rate	—	-	22%		7%
		Prepayment rate (Annual CPR)	—	-	35%		6%
		Default rate	—	-	81%		46%
		Loss severity	—	-	40%		17%
Servicing investments	302,230	Prepayment rate (Annual CPR)	2	-	29%		9%
		Prepayment yield (Annual CPY)	50	-	100%		76%
		Discount rate	8	-	12%		11%
Derivative assets, net (5)	16,843	Senior credit spread to TBA price (3)	$0.88	-	$1.88		$1.01
		Senior credit spread to Swap rate (3)	140	-	222	bps	201	bps
		Subordinate credit spread to Swap rate	150	-	725	bps	273	bps
		Senior credit support (3)	7	-	13%		8%
		IO discount rate (3)	15	-	23%		19%
		Pull-through rate	2	-	100%		67%
Strategic investments	6,310	Transaction Price	$200	-	$3,000		$789
Total Assets	$22,616,293

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 6. Fair Value of Financial Instruments - (continued)

December 31, 2025	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average (2)
Liabilities
ABS issued (4)	$17,433,600	Discount rate	—	-	28%	—%
		Prepayment rate (annual CPR)	—	-	69%	10%
		Default rate	—	-	10%	—%
		Loss severity	—	-	50%	1%
Non-controlling interests (6)	92,644	Discount rate	12	-	15%	14%
Total Liabilities	$17,526,244
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
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for Collateralized Financing Entities ("CFE"). At December 31, 2025, the fair value of securities we owned at the consolidated Sequoia and CAFL Term was $722 million and $330 million, respectively. At December 31, 2025, the fair value of our securities in the four CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entities was $50 million and $25 million, respectively.
(5)For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(6)Of the total $120 million payable to non-controlling interests, $93 million is measured at fair value on a recurring basis.
Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair values of assets and liabilities that are not measured at fair value at December 31, 2025 and December 31, 2024.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		December 31, 2025		December 31, 2024
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Residential investor loans held-for-sale (1)	3	$14,414	$14,414	$—	$—
Cash and cash equivalents	1	255,664	255,664	245,165	245,165
Restricted cash	1	193,446	193,446	67,762	67,762

Liabilities
Debt obligation facilities and other financing	2	$4,045,578	$4,046,266	$2,818,292	$2,819,393
ABS issued, net	3	58,431	58,386	390,674	392,344
Convertible notes, net	1	292,993	299,045	365,739	365,455
Trust preferred securities and subordinated notes, net	3	138,906	80,910	138,860	93,465
Senior Notes	1	321,905	335,904	139,989	146,716
Guarantee obligations (2)	3	1,267	2,627	2,806	3,204
(1)Residential investor loans reported at lower of cost or market for which the carrying value approximates fair value at December 31, 2025
(2)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the year ended December 31, 2025, we elected the fair value option for $74 million of securities, $14.6 billion (principal balance) of residential consumer loans, and $1.9 billion (principal balance) of residential investor loans. Additionally, during the year ended December 31, 2025, we elected the fair value option for $13 million of newly originated HEI.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans and hold a retained portion for investment. The following table summarizes the classifications and fair values of the securitized and unsecuritized residential consumer loans owned at December 31, 2025 and 2024.
Table 7.1 – Classifications and Fair Values of Residential Consumer Loans

December 31, 2025	Unsecuritized Loans	Securitized Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$3,092,014	$—	$—	$3,092,014
Held-for-investment at fair value	—	14,843,747	—	14,843,747
Total Residential Consumer Loans	$3,092,014	$14,843,747	$—	$17,935,761

December 31, 2024	Unsecuritized Loans	Securitized Loans	Securitized Re-Performing Loans
(In Thousands)				Total
Held-for-sale at fair value	$1,013,547	$—	$—	$1,013,547
Held-for-investment at fair value	—	8,819,554	1,244,722	10,064,276
Total Residential Consumer Loans	$1,013,547	$8,819,554	$1,244,722	$11,077,823
At December 31, 2025, we owned mortgage servicing rights associated with $3.0 billion (principal balance) of residential consumer loans that were purchased from third-party originators. The value of these MSRs is included in the fair value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans. Refer to Note 16 for further information on our consolidated VIEs.
At December 31, 2025, we had $3.9 billion in commitments to acquire residential consumer loans. See Note 13 for additional information on these commitments.
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of residential consumer loans held-for-sale at December 31, 2025 and 2024.
Table 7.2 – Characteristics of Residential Consumer Loans Held-for-Sale

	December 31, 2025	December 31, 2024
(Dollars in Thousands)	Unsecuritized Loans	Unsecuritized Loans
UPB	$3,022,360	$1,000,663
Fair value of loans	$3,092,014	$1,013,547
Market value of loans pledged as collateral under short-term borrowing agreements	$3,066,067	$1,005,926
Weighted average coupon	6.59%	6.56%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 7. Residential Consumer Loans - (continued)
At December 31, 2025 and 2024, residential consumer loans held for sale that were 90 days or more delinquent had UPB and average balances of $721 thousand and zero, respectively. At both December 31, 2025 and 2024, there were no residential consumer loans held-for-sale that were in foreclosure.
During the years ended December 31, 2025 and 2024, mortgage banking activities, net were $116 million and $58 million, respectively, and included changes in fair value of residential consumer loans held-for-sale, loan purchase commitments, and related risk management derivatives in our Sequoia Mortgage Banking segment. See Note 5 for additional information.
The following table provides the activity of residential consumer loans held-for-sale ("HFS") during the years ended December 31, 2025 and 2024.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Year Ended December 31,
(In Thousands)	2025	2024
Principal balance of loans acquired	$14,616,596	$7,043,177
Principal balance of loans sold	3,958,825	1,650,357
Principal balance of deconsolidated securitized re-performing loans	1,439,178	—
Principal balance of loans transferred from HFS to HFI	8,504,707	5,208,677

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Securitized Loan and Securitized Re-Performing Loan securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. During the year ended December 31, 2025 we transferred our Securitized Re-Performing Loans to Held-for-Sale and subsequently deconsolidated these loans and the related ABS in connection with the sale of the securities we had retained from our consolidated Freddie Mac SLST securitization. The following tables summarize the characteristics of the securitized residential consumer loans held-for-investment at December 31, 2025 and 2024.
Table 7.4 – Characteristics of Residential Consumer Loans Held-for-Investment

December 31, 2025	Securitized Loans
(Dollars in Thousands)
UPB	$15,048,820
Average loan balance (UPB)	$915
Fair value of loans (1)	$14,843,747
Weighted average coupon	5.68%

Delinquency information
UPB of loans with 90+ day delinquencies (2)	$42,872
Average 90+ days delinquent balance (UPB)	766
UPB of loans in foreclosure	16,709
Average foreclosure balance (UPB)	726

December 31, 2024	Securitized Loans	Securitized Re-Performing Loans
(Dollars in Thousands)
UPB	$9,350,286	$1,514,432
Average loan balance (UPB)	$842	$155
Fair value of loans (1)	$8,819,554	$1,244,722
Weighted average coupon	5.35%	4.49%

Delinquency information
UPB of loans with 90+ day delinquencies (2)	$19,480	$106,910
Average 90+ days delinquent balance (UPB)	$573	$172
UPB of loans in foreclosure	$10,493	$41,913
Average foreclosure balance (UPB)	$552	$185
(1)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for CFEs, and are recorded in Investment fair value changes, net on our consolidated statements of (loss) income.
(2)For loans held at consolidated entities, the number and UPB of loans 90+ days delinquent includes loans in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 7. Residential Consumer Loans - (continued)
The following table provides the activity of residential consumer loans held-for-investment at consolidated entities during the years ended December 31, 2025 and 2024.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment

(In Thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Principal balance of loans transferred from HFS to HFI (1)	$8,504,707	$5,208,677
Net market valuation gains (losses) recorded (2)	343,872	(18,816)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with residential consumer loan securitizations.
(2)For the ended December 31, 2025, includes $64 million of net market valuation gains on securitized re-performing loans prior to being transferred to HFS on June 30, 2025.
Residential Consumer Loan Characteristics
The following table presents the geographic concentration of residential consumer loans recorded on our consolidated balance sheets at December 31, 2025 and 2024.
Table 7.6 – Geographic Concentration of Residential Consumer Loans

	December 31, 2025
Geographic Concentration (by Principal Balance)	Held-for-Sale	Held-for- Investment	Securitized Re-Performing Loans
California	28%	29%	—%
Florida	8%	7%	—%
Texas	6%	9%	—%
Washington	5%	8%	—%
New York	5%	2%	—%
Colorado	3%	5%	—%
Other states (none greater than 5%)	45%	40%	—%
Total	100%	100%	—%

	December 31, 2024
Geographic Concentration (by Principal Balance)	Held-for-Sale	Held-for- Investment	Securitized Re-Performing Loans
California	26%	31%	14%
Washington	12%	8%	2%
Texas	8%	10%	3%
Colorado	6%	6%	1%
Florida	5%	7%	10%
Illinois	3%	2%	6%
New Jersey	2%	2%	7%
New York	1%	2%	11%
Maryland	—%	1%	5%
Other states (none greater than 5%)	37%	31%	41%
Total	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans (see Note 3 for a full description of these loans). The following table summarizes the classifications and fair values of the securitized and unsecuritized residential investor loans at December 31, 2025 and 2024.
Table 8.1 – Classifications and Fair Values of Residential Investor Loans

December 31, 2025	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$202,422	$—	$310,931	$—	$513,353
Held-for-investment at fair value	—	1,985,910	—	1,117,401	3,103,311
Total Residential Investor Loans	$202,422	$1,985,910	$310,931	$1,117,401	$3,616,664

December 31, 2024	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value	$158,637	$—	$78,587	$—	$237,224
Held-for-investment at fair value	—	2,485,069	1,041,694	823,103	4,349,866
Total Residential Investor Loans	$158,637	$2,485,069	$1,120,281	$823,103	$4,587,090
(1)At December 31, 2025, Residential investor bridge loans held-for-sale include $14 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
Nearly all of the outstanding residential investor term loans at December 31, 2025 were first-lien, fixed-rate loans with original maturities of 3 years to 30 years.
The outstanding residential investor bridge loans held-for-investment at December 31, 2025 were first-lien, interest-only loans with original maturities of 8 to 36 months and were comprised of 43% one-month SOFR-indexed adjustable-rate loans, and 57% fixed-rate loans.
During 2025, as part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we sold a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust. These transfers met the criteria to be accounted for as sales for financial reporting purposes, in accordance with GAAP. We determined that the Legacy Trust is a variable-interest entity ("VIE") but that Redwood is not the primary beneficiary, as we do not have the power to direct the activities that most significantly affect the Legacy Trust’s economic performance. Economic exposure to variability in the Legacy Trust is shared between the Company and an unaffiliated third-party investor holding the Legacy Trust's preferred interests. Accordingly, the Legacy Trust is not consolidated in our financial statements. In connection with this transfer, we recognized a negative $6 million investment fair value change within our Consolidated Statements of (Loss) Income, reflecting adjustments associated with completing the transaction. As part of the transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an AFS real estate security on our Consolidated balance sheet, as well as a funding commitment to provide capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. See Notes 9 and 19 for further discussion on the beneficial interest and the funding commitment, respectively.
At December 31, 2025, $286 million of our residential investor unsecuritized bridge and term loans were classified as HFS in connection with our planned disposition strategy for legacy non-core assets.
The change in fair value of residential investor loans from December 31, 2024 to December 31, 2025 reflects both realized and anticipated changes in portfolio performance and composition. The overall decline in fair value was primarily attributable to the unsecuritized residential investor bridge loan portfolio, which decreased to $311 million at December 31, 2025 from $1.1 billion at December 31, 2024. During 2025, the decline was primarily driven by resolutions, sales and the Legacy Trust transaction.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8. Residential Investor Loans - (continued)

Fair value changes also reflect the impact of loan modifications during the period, particularly interest rate changes and interest deferrals, which may have resulted in downward adjustments to loan valuations. These modifications were predominantly related to bridge loans with underlying project delays, borrower financial stress, or market-driven refinancing challenges. The fair value impact of such modifications is incorporated into the Company’s valuation models and contributed to the overall movement in loan values during the period.
At December 31, 2025, we had $258 million in commitments to fund additional advances on existing residential investor bridge loans, of which $92 million related to loans currently in securitizations co-sponsored by one of our joint ventures. See Note 19 for additional information on these commitments. During the year ended December 31, 2025, we sold $516 million of residential investor bridge loans, net of $88 million of construction draws to our joint ventures, respectively. See Note 12 for additional information on these joint ventures.
During the year ended December 31, 2025 and 2024, income from mortgage banking activities, net were $51 million and $42 million, respectively, and included changes in fair value of residential investor loans held-for-sale, interest rate lock commitments, and related risk management derivatives in our CoreVest Mortgage Banking segment. See Note 5 for additional information. For both the year ended December 31, 2025 and 2024, Fee income, net was $11 million, and primarily included portfolio administration fees earned on term and bridge loans.
The following table provides the activity of unsecuritized residential investor loans during the years ended December 31, 2025 and 2024.
Table 8.2 – Activity of Residential Investor Loans at Redwood

	Year Ended December 31, 2025		Year Ended December 31, 2024
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$855,852	$881,292	$720,537	$967,811
Principal balance of loans acquired (1)	43,764	147,102	19,246	15,677
Principal balance of loans sold to third parties (2)	827,982	1,392,602	713,314	516,411
Transfers of loans between portfolios (3)	—	219,322	—	(290,159)
Consolidation of securitized CAFL bridge loans	—	805,008	298,553	—
(1)For the years ended December 31, 2025 and 2024, balance includes loan repurchases. Additionally, this balance includes loans acquired from a residential construction loan originator, with whom we have a strategic equity method investment. During 2025, we acquired $147 million of loans from this company, sold $123 million of these loans and received $24 million of principal repayments. The financing arrangements and loan purchase agreements between the parties were terminated effective December 31, 2025, and there are no ongoing obligations between the parties. See Note 12 for further information.
(2)For the years ended December 31, 2025 and 2024 the principal balance of loans sold to third parties is net of $88 million and $49 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
(3)Transfers of unsecuritized residential investor term loans between portfolios represents the transfer of loans from held-for-sale to held-for-investment associated with consolidated term securitizations. Transfers of unsecuritized bridge loans represents the transfer of residential investor bridge loans from "Unsecuritized Bridge" to "Securitized Bridge" resulting from their inclusion in one of our bridge loan securitizations, which generally have replenishment features for a set period of time from the closing.
Securitized Residential Investor Loans Held-for-Investment
     We invest in securities issued by securitizations sponsored by CoreVest and consolidate the underlying residential investor term loans and bridge loans owned by these entities. For loans held at our consolidated securitization entities, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of (loss) income. We did not elect to account for some of our Bridge securitizations under the CFE guidelines, but have elected to account for the loans in these securitizations at fair value, and changes in fair value for these loans are recorded through Investment fair value changes, net on our consolidated statements of (loss) income. See further discussion in Note 16.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8. Residential Investor Loans - (continued)

Residential Investor Loan Characteristics
The following table provides the activity of securitized residential investor loans held-for-investment during the years ended December 31, 2025 and 2024.
Table 8.3 – Activity of Securitized Residential Investor Loans Held-for-Investment

	Year Ended December 31,
	2025		2024
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded	$41,701	$(22,775)	$61,559	$6,198
Fair value of loans transferred to HFI	—	219,322	—	290,159
The following tables summarize the characteristics of securitized and unsecuritized residential investor loans at December 31, 2025 and 2024.
Table 8.4 – Characteristics of Residential Investor Loans

December 31, 2025	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$205,584	$2,083,080	$339,394	$1,099,350
Average UPB of loans	1,326	3,041	3,058	1,323
Fair value of loans	202,422	1,985,910	296,518	1,117,401
Loans held at lower of cost or market	—	—	14,414	—
Weighted average coupon	6.72%	5.26%	8.96%	8.95%
Weighted average remaining loan term (years)	13	4	1	1
Market value of loans pledged as collateral under debt facilities	$109,652	N/A	$255,255	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$52,380	$209,560	$89,504	$48,438
Average UPB of 90+ days delinquent loans (2)	6,547	4,459	5,967	1,425
Fair value of loans with 90+ day delinquencies (2)	44,680	N/A	64,998	N/A
Unpaid principal balance of loans in foreclosure (3)	—	28,089	22,838	18,882
Average UPB of loans in foreclosure (3)	—	2,554	22,838	1,259
Fair value of loans in foreclosure (3)	—	N/A	16,672	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8. Residential Investor Loans - (continued)

December 31, 2024	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$177,618	$2,639,485	$1,166,213	$810,285
Average UPB of loans	1,759	3,084	5,350	1,605
Fair value of loans	158,637	2,485,069	1,120,281	823,103
Weighted average coupon	6.84%	5.35%	9.11%	9.76%
Weighted average remaining loan term (years)	9	4	1	1
Market value of loans pledged as collateral under debt facilities	$120,417	N/A	$1,070,327	N/A

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$33,065	$194,143	$129,229	$20,964
Average UPB of 90+ days delinquent loans (2)	8,266	3,734	8,077	1,233
Fair value of loans with 90+ day delinquencies (2)	12,366	N/A	102,321	N/A
Unpaid principal balance of loans in foreclosure (3)	27,529	24,648	86,260	3,663
Average UPB of loans in foreclosure (3)	27,529	2,465	6,635	916
Fair value of loans in foreclosure (3)	8,500	N/A	67,858	3,715
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
The following table presents the UPB of residential investor loans recorded on our consolidated balance sheets at December 31, 2025 and 2024 by collateral/product type.
Table 8.5 – Residential Investor Loans Collateral/Product Type

December 31, 2025	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Term Loans:
Single-family rental	$93,605	$1,620,277	$—	$—
Multifamily (1)	55,299	462,803	—	—
DSCR	56,680	—	—	—
Bridge
Bridge Loans:
BFR (2)	—	—	106,748	452,133
SAB (3)	—	—	2,316	48,364
RTL	—	—	42,107	486,352
Multifamily (1)	—	—	181,977	111,446
Other	—	—	6,246	1,055
Total Residential Investor Loans	$205,584	$2,083,080	$339,394	$1,099,350

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8. Residential Investor Loans - (continued)

December 31, 2024	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Term Loans:
Single-Family Rental	$100,411	$2,042,803	$—	$—
Multifamily (1)	77,207	596,682	—	—
Bridge
Bridge Loans:
BFR (2)	—	—	432,363	377,947
SAB (3)	—	—	399	21,645
RTL	—	—	78,232	261,541
Multifamily (1)	—	—	648,972	148,096
Other	—	—	6,247	1,056
Total Residential Investor Loans	$177,618	$2,639,485	$1,166,213	$810,285
(1)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock for light to moderate renovation or to finance new construction of residential properties for rent.
(3)Includes loans for light to moderate renovation of residential and small multifamily properties (generally less than 20 units).
The following table presents the geographic concentration of residential investor loans recorded on our consolidated balance sheets at December 31, 2025 and 2024.
Table 8.6 – Geographic Concentration of Residential Investor Loans

	December 31, 2025
Geographic Concentration (by Principal Balance)	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
Indiana	20%	4%	1%	—%
Ohio	18%	5%	6%	1%
Georgia	9%	5%	12%	6%
New York	7%	8%	2%	1%
Illinois	5%	6%	1%	3%
Texas	3%	19%	3%	18%
California	3%	5%	5%	15%
New Jersey	3%	5%	7%	4%
Florida	2%	7%	8%	12%
Oregon	2%	—%	3%	6%
Louisiana	1%	2%	33%	—%
Arizona	—%	2%	11%	4%
Washington	—%	1%	2%	5%
Connecticut	—%	7%	—%	—%
Other states (none greater than 5%)	27%	24%	6%	25%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8. Residential Investor Loans - (continued)

	December 31, 2024
Geographic Concentration (by Principal Balance)	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
Texas	18%	17%	3%	26%
New Jersey	10%	6%	7%	4%
California	6%	4%	5%	12%
Tennessee	4%	2%	3%	3%
Illinois	2%	6%	20%	6%
Alabama	2%	2%	7%	1%
Florida	1%	7%	9%	7%
New York	1%	7%	2%	2%
Ohio	1%	7%	—%	6%
Connecticut	—%	7%	—%	—%
Georgia	—%	6%	19%	7%
Other states (none greater than 5%)	55%	29%	25%	26%
Total	100%	100%	100%	100%
Loan Modifications
For the year ended December 31, 2025, consistent with our strategic alignment with our core business strategies, we have adopted a more accelerated approach to resolving modified and legacy loans, accelerating the wind-down of underperforming legacy assets to proactively reduce long-term exposure to our non-core assets. This includes loan and REO sales, structured exits, and, where necessary, accelerating foreclosure or liquidation processes on assets with limited workout potential.
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
For the year ended December 31, 2025 and December 31, 2024, we modified or put into forbearance loans with a total aggregate UPB of $861 million and $848 million, respectively. This balance primarily included modifications involving extensions of loan maturities and/or covenant terms ("Simple Modifications") and modifications involving changes to the contractual interest rates (including, in certain cases, deferrals of interest) on loans, which may also include maturity extensions ("Complex Modifications"). An increase in maturity extensions would increase the expected time to repayment with a potential impact on fair values and credit losses. Certain loans may represent subsequent modifications of loans that had been previously modified in a prior reporting period. These further modifications may include adjustments to repayment rates, deferral of interest, floating-to-fixed conversions, maturity extensions (with forbearance or partial repayments), and changes to interest reserves or project completion milestones.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 8. Residential Investor Loans - (continued)

The following table presents a summary of loan modifications by loan terms for the year ended December 31, 2025.
Table 8.7 – Summary of Modification by Loan Terms

December 31, 2025	Unpaid Principal Balance	Weighted Average Contractual Interest Rate	Weighted Average Deferred Interest Rate	Average Month Length of Maturity Extensions
(Dollars in Thousands)
Simple Modifications (Extensions)	$732,687	N/A	N/A	6
Complex Modifications	128,607	9.46%	3.69%	6
Total Loan Modifications (1)	$861,294
(1)Included in this population are loans that had been previously modified in a prior period with an aggregate unpaid principal balance of $323 million involving previous Simple Modifications and $93 million involving previous Complex Modifications.
For the year ended December 31, 2024, loans with an aggregate UPB of $185 million were Simple Modifications and provided the maturity extensions of 10 months on average (subject to mandatory partial repayments during the loan term). For the year ended December 31, 2024, loans with an aggregate UPB of $663 million were Complex Modifications and primarily involved adjustments to contractual interest pay rates (including, in certain cases, deferrals of interest). Modifications on these loans maintained a contractual interest rate of approximately 9.09%, of which 4.46% represented deferred interest. Of this population, we further modified loans that had been previously modified in a prior period, with an aggregate unpaid principal balance of $142 million.
While we continue to actively engage with certain borrowers to address the impacts of rising interest rates, elongated project timelines, or other issues, further increases in delinquencies or modifications within our residential investor bridge loan portfolio could ultimately result in further decreases in net interest income and the fair value of our bridge loans held for investment, and further instances of borrower/sponsor financial stress could lead to incremental realized credit losses. An increase in maturity extensions in the residential investor bridge portfolio would increase the expected time to repayment with a potential impact on fair values and credit losses. However, given the overall short duration nature of our bridge loans, a certain level of maturity extensions are a routine asset management outcome for these loans, irrespective of market conditions.
Nonaccrual Loans
At December 31, 2025, residential investor loans with an aggregate UPB of $291 million and an aggregate fair value of $255 million were on non-accrual status. Of this balance, loans with $202 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $90 million aggregate UPB were on non-accrual of deferred interest. As of December 31, 2025, the majority of these loans were included within our Legacy Investments portfolio, with an aggregate UPB of $243 million and an aggregate fair value of $208 million were on non-accrual status. Of this balance, loans with $153 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $90 million aggregate UPB were on non-accrual of deferred interest.
At December 31, 2024, residential investor loans with an aggregate UPB of $343 million and an aggregate fair value of $282 million were on non-accrual status. Of this balance, loans with $151 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $192 million aggregate UPB were on non-accrual of deferred interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated loan securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at December 31, 2025 and 2024.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	December 31, 2025	December 31, 2024
Trading	$135,459	$193,749
AFS	287,557	211,474
Total Real Estate Securities	$423,016	$405,223
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
AFS Securities
In the third quarter of 2025, as part of the sale of a $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust, we retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset.
The retained beneficial interest is valued using discounted expected cash flows that incorporate assumptions for expected recoveries on the underlying collateral, including the timing and amount of principal repayments, credit losses and market discount rates. We did not record a separate allowance for credit losses at initial recognition because the fair value measurement already reflected expected credit losses; however, we will re-evaluate expected credit losses at each reporting period and record an allowance if updated expectations indicate one is required. During the fourth quarter of 2025, we recognized a credit loss allowance of $0.3 million related to this retained beneficial interest.
Subsequent changes in fair value of the retained beneficial interest are recognized in Other comprehensive income (loss). Interest income is recognized using the cost recovery method, under which cash receipts are first applied to the recovery of the recorded investment balance, with income recognized only after the investment is fully recovered. See Note 8 for further discussion on this transaction.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 9. Real Estate Securities - (continued)

The following tables present the detail of our AFS securities, by position and collateral type, at December 31, 2025 and 2024.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

December 31, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$—	$—	$260,381	$260,381
Gross unrealized gains	—	—	31,334	31,334
Gross unrealized losses	—	—	(3,092)	(3,092)
Allowance for credit losses	—	—	(1,066)	(1,066)
Total Carrying Value	$—	$—	$287,557	$287,557

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Amortized cost	$39,135	$31,250	$121,053	$191,438
Gross unrealized gains	230	668	25,733	26,631
Gross unrealized losses	—	(51)	(5,623)	(5,674)
Allowance for credit losses	—	—	(921)	(921)
Total Carrying Value	$39,365	$31,867	$140,242	$211,474

December 31, 2025
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$—	$—	$185,737	$185,737
Sequoia securities	—	—	101,820	101,820
Total Fair Value	$—	$—	$287,557	$287,557

December 31, 2024
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Other third-party securities	$39,365	$28,948	$40,191	$108,504
Multifamily securities	—	2,919	8,830	11,749
Sequoia securities	—	—	91,221	91,221
Total Fair Value	$39,365	$31,867	$140,242	$211,474
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of (loss) income. During the year ended December 31, 2025, we recognized net gains of $1 million on sales of AFS securities. During the year ended December 31, 2024, we did not sell any AFS securities. During the year ended December 31, 2025 and 2024 we had $9 million and $12 million of net unrealized gains on AFS securities.
During the years ended December 31, 2025, 2024 and 2023 we had accretion income on AFS securities of $3 million, $2 million, and $1 million, respectively.
At December 31, 2025, we had $183 million AFS securities with contractual maturities less than five years, $4 million AFS securities with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at December 31, 2025 and 2024.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
December 31, 2025	$—	$—	$22,079	$(3,092)
December 31, 2024	30,351	(391)	19,817	(5,283)
At December 31, 2025, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheets included 63 AFS securities, of which 11 were in an unrealized loss position, including 11 in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2024, our consolidated balance sheet included 90 AFS securities, of which 20 were in an unrealized loss position including 11 that were in a continuous unrealized loss position for 12 consecutive months or longer.
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
The following table details the activity related to the allowance for credit losses for AFS securities for the years ended December 31, 2025 and 2024.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Year Ended	Year Ended
(In Thousands)	December 31, 2025	December 31, 2024
Beginning balance allowance for credit losses	$921	$2,482
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	270	88
Additional decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(125)	(1,649)
Ending balance of allowance for credit losses	$1,066	$921

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 10. Home Equity Investments (HEI)
We have historically invested in HEI contracts acquired from third party originators, however, we ceased new investments in third-party originated HEI contracts and began originating HEI directly in 2023 through our own Aspire HEI platform. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property. In 2025, we began reporting our third-party originated HEI portfolio within the Legacy Investments segment, consistent with how the CODM evaluates financial performance and allocates resources across our reportable segments.
At December 31, 2025 and 2024, within our Legacy Investments segment, we consolidated one and two HEI securitization entities, respectively, in accordance with GAAP, and have elected to account for these securitizations under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of (loss) income.
During the year ended December 31, 2025, we called one of our HEI securitization entities and paid off the related outstanding ABS issued. Subsequent to the call of this securitization, we sold previously securitized and unsecuritized third-party originated HEI from our Legacy Investments segment totaling $262 million to a third party.
The following table presents our HEI at December 31, 2025 and 2024.
Table 10.1 – Home Equity Investments

(In Thousands)	December 31, 2025	December 31, 2024
Unsecuritized HEI	$138,762	$257,315
HEI held at consolidated HEI securitization entities	191,121	332,470
Total Home Equity Investments at fair value (1)	$329,883	$589,785
(1)As of December 31, 2025, balance includes $314 million of third-party originated HEI included in our Legacy Investments segment.
The following table details our HEI activity during the years ended December 31, 2025 and 2024. Changes in the value of HEI during the year ended December 31, 2025 are driven by incremental fair value adjustments, reflecting the sales on HEI held in our Legacy Investments segment during 2025.
Table 10.2 – Activity of HEI

	Year Ended December 31,
	2025		2024
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$12,967	$—	$2,043	$—
Fair value of HEI transferred	148,963	(148,963)	—	—
Fair value of HEI sold to third party	262,447	—	—	—
Net market valuation (losses) gains recorded	(4,192)	25,986	28,739	57,948

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 10. Home Equity Investments - (continued)
The following table provides the components of HEI income, net for the years ended December 31, 2025, 2024 and 2023.
Table 10.3 – Components of HEI Income, net

	Years Ended December 31,
(In Thousands)	2025	2024	2023
Net market valuation (losses) gains recorded on Unsecuritized HEI	$(4,192)	$28,739	$30,750
Net market valuation gains recorded on Securitized HEI	25,986	57,948	23,177
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(13,899)	(21,686)	(11,020)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(7,713)	(23,170)	(7,790)
Other	529	254	125
Total HEI income, net	$711	$42,085	$35,242
(1)Amount includes interest expense associated with ABS issued, which totaled $11 million, $12 million and $6 million for 2025, 2024 and 2023, respectively.
The following tables present the geographic concentration of HEI recorded on our consolidated balance sheets at December 31, 2025 and 2024.
Table 10.4 – Geographic Concentration of HEI

	December 31, 2025
Geographic Concentration (by Investment Amount)	Unsecuritized HEI	Securitized HEI
California	62%	40%
Massachusetts	7%	6%
Colorado	6%	4%
Washington	6%	8%
Florida	4%	9%
Arizona	1%	9%
Other states (none greater than 5%)	14%	24%
Total	100%	100%

	December 31, 2024
Geographic Concentration (by Investment Amount)	Unsecuritized HEI	Securitized HEI
California	49%	47%
Florida	12%	7%
Washington	6%	7%
Colorado	6%	4%
Arizona	5%	6%
New York	4%	7%
Other states (none greater than 5%)	18%	22%
Total	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 11. Servicing Investments
Servicing Investments at December 31, 2025 and 2024 are summarized in the following table.
Table 11.1 – Components of Servicing Investments

(In Thousands)	December 31, 2025	December 31, 2024
Servicer advance investments, at fair value	$231,227	$233,820
Excess MSRs, at fair value	37,971	32,274
MSRs, at fair value	33,032	31,589
Total Servicing Investments	$302,230	$297,683
We account for our Servicer advance investments, Excess MSRs and MSRs at fair value. See Note 3 for additional information on the accounting policies on these investments. Refer to Note 6 for further information on the inputs into the fair valuation of these investments.
For the years ended December 31, 2025, 2024 and 2023 income from Servicing investments included Other interest income of $27 million, $31 million and $35 million, respectively, Investment fair value changes, net of positive $9 million, $4 million and $10 million, respectively, and Servicing income, net of $10 million, $14 million and $7 million, respectively.
Note 12. Strategic Investments
Strategic Investments at December 31, 2025 and 2024 are summarized in the following table.
Table 12.1 – Components of Strategic Investments

(In Thousands)	December 31, 2025	December 31, 2024
Strategic investments, equity method	$59,337	$48,767
Strategic investments, measurement alternative	26,235	25,896
Strategic investments, at fair value	6,310	3,460
Other investments	10,076	—
Total Strategic Investments	$101,958	$78,123
Income from Strategic Investments for the years ended December 31, 2025 and 2024 are summarized in the following tables.
Table 12.2 – Components of Income From Strategic Investments, net

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Other income (loss), net (1)	$1,390	$(1,292)	$(3,221)
Investment fair value changes, net (2)	879	(1,586)	(2,900)
Total Strategic Investments Income, Net	$2,269	$(2,878)	$(6,121)
(1)Represents net equity method earnings from our Strategic investments that are accounted for under the equity method.
(2)Includes Investment fair value changes related to our Strategic investments that are accounted for under the measurement alternative for equity securities without readily determinable fair values. For the years ended December 31, 2025, includes Investment fair value gains of $0.7 million and investment fair value losses of $1 million under the measurement alternative. For the year ended December 31, 2024, includes Investment fair value gains of $4 million and investment fair value losses of $5 million under the measurement alternative. For the year ended December 31, 2023, includes Investment fair value gains of $1 million and investment fair value losses of $3 million under the measurement alternative.
Depending on the terms of the strategic investments, we may account for these investments under the fair value option, as non-marketable equity securities under the equity method of accounting or the measurement alternative for equity securities without readily determinable fair values. Refer to Note 6 for further information on the inputs into the fair valuation of investments measured at fair value under the fair value option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 12. Strategic Investments - (continued)
Joint Ventures
We have established joint ventures with institutional investment managers to invest in residential investor bridge loans and term loans originated by our CoreVest subsidiary. As of December 31, 2025 and 2024, the carrying values of our investments in these joint ventures were $24 million and $30 million, respectively. We account for these investments under the equity method of accounting, reflecting our approximately 25% non-controlling interests and our ability to exert significant influence over the operations of the joint ventures. The carrying values are adjusted quarterly to reflect our share of earnings or losses, dividends received, or returns of capital. For the years ended December 31, 2025 and 2024, we recognized net equity method earnings of $3 million and $1 million, respectively, for one joint venture, and net equity method earnings of $0.1 million and $0.3 million, respectively, for the other. These amounts are recorded within “Other income, net” in our consolidated statements of (loss) income.
In connection with one of these joint ventures, we also invest via a note receivable. At December 31, 2025, the outstanding balance on this note receivable was $10 million and is included in Other Investments in Table 12.1 above. For the year ended December 31, 2025, we recognized $0.4 million in interest on this note.
See Note 8 for further information on residential bridge loans sold to these joint ventures.
During 2025, we made a minority equity investment in a newly formed residential construction loan originator. In connection with our investment, we entered into an agreement to provide financing for the sale of loans this company originates to Redwood and future capital partners. At December 31, 2025, the carrying value of our 30% equity method investment was $3 million. As this company is continuing to ramp up operations, we did not recognize any net equity method earnings during the year. During 2025, we acquired $147 million of residential construction loans from this company, sold $123 million of these loans and received $24 million of principal repayments. The financing arrangements and loan purchase agreements between the parties were terminated effective December 31, 2025, and there are no ongoing obligations between the parties.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 13. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivatives at December 31, 2025 and 2024.
Table 13.1 – Fair Value and Notional Amount of Derivatives

	December 31, 2025		December 31, 2024
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
TBAs	$38,686	$14,690,000	$—	$—
Interest rate futures	17,772	2,431,300	16,446	712,500
Swaptions	31,119	9,850,000	23,738	8,245,000
Assets - Other Derivatives
LPCs and IRLCs	18,020	3,497,565	5,819	919,888
Total Assets (1)	$105,597	$30,468,865	$46,003	$9,877,388

Liabilities - Risk Management Derivatives
TBAs	$(22,252)	$8,750,000	$(16,249)	$1,350,000
Interest rate futures	(4,721)	1,969,000	(6,915)	830,500
Liabilities - Other Derivatives
LPCs	(1,177)	369,734	(496)	157,985
Total Liabilities (1)	$(28,150)	$11,088,734	$(23,660)	$2,338,485
Total Derivatives, Net (1)	$77,447	$41,557,599	$22,343	$12,215,873
(1)     For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.
The following table presents the market valuation gains and losses on our derivatives for the years ended December 31, 2025 and 2024.
Table 13.2 – Market Valuation Gains (Losses) on Derivatives, net

	Year Ended	Year Ended
(In Thousands)	December 31, 2025	December 31, 2024
Risk Management Derivatives (1)	$106,065	$(29,694)
LPCs and IRLCs (2)	129,735	9,571
Market Valuation Gains (Losses) on Derivatives, net	$235,800	$(20,123)
(1)Market valuation (losses) gains on risk management derivatives used to manage the mark-to-market risks associated with our Mortgage Banking operations are recorded in Mortgage banking activities, net and market valuation gains (losses) on all other derivatives are recorded in Investment fair value changes, net on our consolidated statements of (loss) income.
(2)Market valuation gains (losses) on LPCs and IRLCs are recorded in Mortgage banking activities, net on our consolidated statements of (loss) income.
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2025, we were party to swaptions with an aggregate notional amount of $9.85 billion, TBA agreements with an aggregate notional amount of $23.44 billion, and interest rate futures contracts with an aggregate notional amount of $4.40 billion. At December 31, 2024, we were party to swaptions with an aggregate notional amount of $8.25 billion, TBA agreements with an aggregate notional amount of $1.35 billion, and interest rate futures contracts with an aggregate notional amount of $1.54 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 13. Derivative Financial Instruments - (continued)

For the years ended December 31, 2025, 2024, and 2023, risk management derivatives had net market valuation gains of $106 million, net market valuation losses of $30 million, and net market valuation losses of $20 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of (loss) income.
Loan Purchase and Interest Rate Lock Commitments
Loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") that qualify as derivatives are recorded at their fair values. For the years ended December 31, 2025, 2024, and 2023, LPCs and IRLCs had net market valuation gains of $130 million, net market valuation gains of $10 million, and net market valuation gains of $23 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of (loss) income.
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive (loss) income was $60 million and $64 million at December 31, 2025 and 2024, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both the years ended December 31, 2025 and 2024, we reclassified $4 million of realized net losses from Accumulated other comprehensive loss into Interest expense. As of December 31, 2025, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive amounts due under these agreements and could incur a loss to the extent of any uncollateralized exposure.
Each derivative counterparty that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) master agreements or similar arrangements, unless a documented review determines that such noncompliance does not materially increase our credit exposure. Derivative transactions with non-clearinghouse counterparties are executed under ISDA master agreements that provide for net settlement of exposures in the event of default. We review non-clearinghouse derivative counterparty credit standings on an ongoing basis and, in the event of deterioration in creditworthiness, may require additional collateral, limit further transactions, or terminate existing positions.
Our bilateral derivative agreements generally require daily collateralization of net unrealized loss exposures, subject to customary minimum transfer thresholds. Through a daily valuation margin process, derivative positions are revalued each business day, and collateral is exchanged based on changes in fair value. Accordingly, substantially all net derivative exposures are collateralized. We seek to manage concentration risk by transacting with multiple counterparties and monitoring our aggregate counterparty exposures.
Certain derivative instruments are cleared through central clearinghouses. Margin is posted in accordance with clearinghouse rules. While clearing reduces bilateral counterparty exposure, we remain subject to the risk of non-performance by the clearing member or clearinghouse.
We consider counterparty credit risk in determining the fair value of derivative financial instruments at each reporting date, including evaluating the need for credit valuation adjustments. At December 31, 2025, management concluded that any credit valuation adjustment would not be material, and no separate adjustment was recorded. At December 31, 2025, we were in compliance with our ISDA and related derivative agreements in all material respects.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at December 31, 2025 and 2024.
Table 14.1 - Offsetting of Financial Assets, Liabilities, and Collateral

December 31, 2025	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Swaptions	$31,119	$—	$31,119	$—	$(21,546)	$9,573
TBAs	38,686	—	38,686	(19,346)	(19,340)	—
Interest rate futures	17,772	—	17,772	(4,660)	—	13,112
Total Assets	$87,577	$—	$87,577	$(24,006)	$(40,886)	$22,685

Liabilities (2)
TBAs	$(22,252)	$—	$(22,252)	$19,346	$—	$(2,906)
Interest rate futures	(4,721)	—	(4,721)	4,660	61	—
Loan warehouse debt	(1,506,143)	—	(1,506,143)	1,506,143	—	—
Total Liabilities	$(1,533,116)	$—	$(1,533,116)	$1,530,149	$61	$(2,906)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 14. Offsetting Assets and Liabilities - (continued)

December 31, 2024	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$23,738	$—	$23,738	$—	$(19,989)	$3,749
TBAs	—	—	—	—	—	—
Futures	16,446	—	16,446	(3,588)	—	12,858
Total Assets	$40,184	$—	$40,184	$(3,588)	$(19,989)	$16,607

Liabilities (2)
Interest rate agreements	$—	$—	$—	$—	$—	$—
TBAs	(16,249)	—	(16,249)	—	12,904	(3,345)
Futures	(6,915)	—	(6,915)	3,588	3,327	—
Loan warehouse facilities	(253,962)	—	(253,962)	253,962	—	—
Total Liabilities	$(277,126)	$—	$(277,126)	$257,550	$16,231	$(3,345)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 15. Other Assets and Liabilities
Other Assets
Other assets at December 31, 2025 and 2024 are summarized in the following table.
Table 15.1 – Components of Other Assets

(In Thousands)	December 31, 2025	December 31, 2024
Accrued interest receivable	$130,955	$115,832
Margin receivable	33,439	28,313
Investment receivable	38,082	69,793
Real estate owned	124,270	91,927
Deferred tax asset	12,352	27,145
Intangible assets	10,623	19,049
Operating lease right-of-use assets	8,902	9,167
Fixed assets and leasehold improvements (1)	6,354	4,674
Other (2)	48,545	49,817
Total Other Assets	$413,522	$415,717
(1)Fixed assets and leasehold improvements had a basis of $21 million and $17 million and accumulated depreciation of $14 million and $12 million at December 31, 2025 and 2024, respectively.
(2)Consists primarily of receivables related to escrow advances, prepaid assets and other receivables.
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held during the years ended December 31, 2025 and 2024.
Table 15.2 – REO Activity by Loan Type

	Year Ended December 31, 2025
(In Thousands)	Bridge Loans (1)	Sequoia Securitized Loans	Securitized Re-Performing Loans	CAFL Securitized Term Loans	Total
Balance at beginning of year	$77,678	$—	$2,987	$11,262	$91,927
Transfers to REO	128,171	1,984	2,449	12,155	144,759
Liquidations	(69,884)	—	(4,070)	(3,514)	(77,468)
Deconsolidation	—	—	(2,489)	—	(2,489)
Changes in fair value, net (2)	(33,582)	—	1,123	—	(32,459)
Balance at End of Year	$102,383	$1,984	$—	$19,903	$124,270

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 15. Other Assets and Liabilities - (continued)

	Year Ended December 31, 2024
(In Thousands)	Bridge Loans (1)	Sequoia Securitized Loans	Securitized Re-Performing Loans	CAFL Securitized Term Loans	Total
Balance at beginning of year	$87,757	$—	$3,158	$2,684	$93,599
Transfers to REO	11,085	—	2,887	8,582	22,554
Liquidations	(4,953)	—	(3,557)	(4)	(8,514)
Changes in fair value, net (2)	(16,211)	—	499	—	(15,712)
Balance at End of Year	$77,678	$—	$2,987	$11,262	$91,927
(1)Includes REO held at Redwood and within consolidated CAFL Bridge securitization entities.
(2)REO market valuation adjustments are recorded in Investment fair value changes, net on our consolidated statements of (loss) income.
Intangible Assets
The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at December 31, 2025 and 2024.
Table 15.3 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2025	Carrying Value at December 31, 2025	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(45,677)	$10,623	7
Broker network	18,100	(18,100)	—	5
Non-compete agreements	11,400	(11,400)	—	3
Tradenames	4,400	(4,400)	—	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(83,977)	$10,623	6

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2024	Carrying Value at December 31, 2024	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$56,300	$(37,635)	$18,665	7
Broker network	18,100	(18,100)	—	5
Non-compete agreements	11,400	(11,083)	317	3
Tradenames	4,400	(4,333)	67	3
Developed technology	1,800	(1,800)	—	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$94,600	$(75,551)	$19,049	6

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 15. Other Assets and Liabilities - (continued)

All of our intangible assets are amortized on a straight-line basis. For the years ended December 31, 2025 and 2024, we recorded intangible asset amortization expense of $8 million and $9 million, respectively. Estimated future amortization expense is summarized in the table below.
Table 15.4 – Intangible Asset Amortization Expense by Year

(In Thousands)	December 31, 2025
2026	$6,694
2027	1,571
2028	1,571
2029	787
Total Future Intangible Asset Amortization	$10,623
On at least an annual basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at December 31, 2025.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2025 and 2024 are summarized in the following table.
Table 15.5 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2025	December 31, 2024
Payable to non-controlling interests	$120,177	$123,258
Accrued interest payable	81,851	70,988
Margin payable	47,264	20,340
Accrued compensation	39,964	34,002
Unsettled trades	32,046	5,127
Accrued operating expenses	11,617	11,074
Operating lease liabilities	10,666	11,028
Current accounts payable	9,698	6,803
Repurchase reserve	7,466	4,727
Bridge loan holdbacks (1)	2,253	2,148
Preferred stock dividends payable	1,478	1,478
Accrued tax payable	1,437	—
Guarantee obligations	1,267	2,806
Other	31,751	19,958
Total Accrued Expenses and Other Liabilities	$398,935	$313,737
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 16 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at December 31, 2025, the carrying value of their interests was $28 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investor on a proportional basis and during the

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 15. Other Assets and Liabilities - (continued)

years ended December 31, 2025, 2024, and 2023 we allocated $5 million of income, $5 million of income, and $6 million of income, respectively, to the co-investor, which were recorded in Other expenses on our consolidated statements of (loss) income.
In 2021 and 2023, Redwood and a third-party investor co-sponsored the transfer and securitization of HEI through two HEI securitization entities. Other third-party investors contributed HEI into these securitizations through Redwood and retained subordinate beneficial interests issued by the securitization entities alongside Redwood. See Note 10 for a further discussion of the HEI securitizations, including the call of one of the HEI securitization entities in 2025. We account for the co-investor's interest in the one remaining HEI securitization entity as a liability, and at December 31, 2025, the carrying value of their interest was $44 million, representing the fair value of their economic interest in the beneficial interest issued by the HEI entity. During the years ended December 31, 2025, 2024 and 2023, the investors' share of earnings from their retained interests (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of (loss) income) were negative $8 million, positive $23 million, and positive $8 million, respectively, and were recorded through HEI Income, net on our consolidated statements of (loss) income. During the third quarter of 2025, we called one of our HEI securitization transactions and paid off the related outstanding ABS issued.
During the year ended December 31, 2025, we completed two CAFL bridge loan securitizations sponsored by one of our joint ventures. These transactions involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through two bridge securitization entities. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entities. We account for the joint venture's interest in the bridge loan securitization entities as a liability and at December 31, 2025, the carrying value of their interests were $32 million, representing the fair value of their economic interest in the beneficial interest issued. During the year ended December 31, 2025, the joint venture's share of recognized income was $12 million related to its retained interests in these two securitizations, resulting in a $12 million net expense to Redwood in our consolidated statements of (loss) income.
In 2024, we completed a CAFL securitization of bridge loans sponsored by one of our joint ventures. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at December 31, 2025, the carrying value of their interest was $17 million, representing the fair value of their economic interest in the beneficial interest issued. During the year ended December 31, 2025, the joint venture recognized income of $2 million related to its retained interest in this securitization, resulting in a $2 million net expense to Redwood in our consolidated statements of (loss) income.
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
Operating lease liabilities are equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for our deferred rent liabilities. These balances are reduced as lease payments are made. See Note 19 for additional information on leases.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through December 31, 2025, we had met all margin calls due.
Legal and Repurchase Reserves
See Note 19 for additional information on repurchase reserves and loss contingencies regarding litigation, claims and demands.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 15. Other Assets and Liabilities - (continued)

The following table presents our cash-settled awards by type of award at December 31, 2025.
Table 15.6 – Activities of Cash Settled Awards by Award Type

	Year Ended December 31, 2025
(In Thousands)	Cash-Settled Restricted Stock Units	Cash-Settled Deferred Stock Units	Cash-Settled Performance Stock Units	Total
Cash-settled award liability at December 31, 2024	$168	$2,894	$2,316	$5,378
Compensation expense (income)	1,830	515	(1,436)	909
Cash-settled award vesting payout	(1,761)	(1,726)	—	(3,487)
Cash-settled award liability at December 31, 2025	$237	$1,683	$880	$2,800
Cash-Settled Restricted Stock Units ("csRSUs")
During the year ended December 31, 2025, $5 million of csRSUs were granted to certain executive officers that will vest over the next four years through December 2029. On each vesting date over the four-year vesting period, cash in an amount equal to the value of the common stock underlying the csRSUs that vest on such vesting date will be distributed to the recipients. At December 31, 2025 the unamortized compensation cost of csRSUs granted in 2025 and prior years was $9 million.
Cash-Settled Deferred Stock Units ("csDSUs")
During the year ended December 31, 2025, there were no grants of csDSUs. At December 31, 2025 the unamortized compensation cost of csDSUs granted in prior years was $0.5 million.
Cash Settled Performance Stock Units ("csPSUs")
In connection with the December 2025 PSU grant as described in Note 22, one half of the PSUs granted to certain executive officers are cash settled. The cash settled portion of these awards totaled $3 million and vest over three years through January 1, 2029, subject to meeting certain performance criteria. At December 31, 2025 the unamortized compensation cost of the cash settled portion of these PSUs was $3 million. See Note 22 for the performance vesting criteria of these awards.
The end of the vesting period for 663,499 csPSU awards that were granted in 2023 was January 1, 2026, and based upon the performance-based vesting criteria of these awards, approximately 152,191 reference shares of our common stock underlying these PSUs qualified for vesting and cash settlement, subject to approval by our Board of Directors during the first quarter of 2026.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
Analysis of Consolidated VIEs
For certain of our consolidated VIEs, we have elected to account for the assets and liabilities of these entities pursuant to the measurement alternative available to CFEs. A CFE is a VIE that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Most of our VIEs are accounted for under the CFE election, under which net equity generally represents the fair value of our retained interests and related accrued interest receivable.
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at fair value or amortized cost. These include two CAFL bridge loan securitizations and three Sequoia re-securitizations for which the ABS are accounted at fair value at December 31, 2025. See Note 17 for additional information regarding the Sequoia re-securitization.
The following table presents a summary of the assets and liabilities of our consolidated VIEs at December 31, 2025 and 2024.
Table 16.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2025	Sequoia(1)	CAFL(2)	Freddie Mac SLST(3)	Freddie Mac K-Series (4)	Servicing Investment	HEI (5)	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$14,843,746	$—	$—	$—	$—	$—	$14,843,746
Residential investor loans, held-for-investment	—	3,103,311	—	—	—	—	3,103,311
Consolidated Agency multifamily loans	—	—	—	—	—	—	—
Real estate securities	165,092	—	—	—	—	—	165,092
Home equity investments	—	—	—	—	—	191,121	191,121
Other investments	—	—	—	—	265,771	—	265,771
Cash and cash equivalents	—	—	—	—	32,408	—	32,408
Restricted cash	266	161,780	—	—	—	5,696	167,742
Accrued interest receivable	73,864	23,330	—	—	1,924	—	99,118
Other assets	1,984	54,667	—	—	1,833	301	58,785
Total Assets	$15,084,952	$3,343,088	$—	$—	$301,936	$197,118	$18,927,094
Debt Obligations	$—	$—	$—	$—	$152,293	$—	$152,293
Accrued interest payable	57,525	7,210	—	—	261	—	64,996
Accrued expenses and other liabilities	121	57,301	—	—	39,248	44,185	140,855
Asset-backed securities issued	14,540,397	2,824,159	—	—	—	127,475	17,492,031
Total Liabilities	$14,598,043	$2,888,670	$—	$—	$191,802	$171,660	$17,850,175

Value of our investments in VIEs (1)	$470,496	$452,736	$—	$—	$110,134	$25,458	$1,058,824
Number of VIEs	72	23	—	—	3	1	99

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 16. Principles of Consolidation - (continued)

December 31, 2024	Sequoia(1)	CAFL(2)	Freddie Mac SLST(3)	Freddie Mac K-Series	Servicing Investment	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$8,819,554	$—	$1,244,722	$—	$—	$—	$10,064,276
Residential investor loans, held-for-investment	—	3,308,172	—	—	—	—	3,308,172
Consolidated Agency multifamily loans	—	—	—	424,597	—	—	424,597
Real estate securities	79,285	—	—	—	—	—	79,285
Home equity investments	—	—	—	—	—	332,470	332,470
Other investments	—	—	—	—	262,353	—	262,353
Cash and cash equivalents	—	—	—	—	13,243	—	13,243
Restricted cash	248	22,385	—	—	—	8,403	31,036
Accrued interest receivable	43,503	19,998	4,510	1,245	2,078	—	71,334
Other assets	7	60,859	2,987	—	3,870	453	68,176
Total Assets	$8,942,597	$3,411,414	$1,252,219	$425,842	$281,544	$341,326	$14,654,942
Debt Obligations	$—	$—	$—	$—	$159,031	$—	$159,031
Accrued interest payable	37,191	9,410	4,062	1,119	359	—	52,141
Accrued expenses and other liabilities	103	28,672	—	—	27,167	82,921	138,863
Asset-backed securities issued	8,585,077	2,932,749	1,151,847	389,434	—	211,097	13,270,204
Total Liabilities	$8,622,371	$2,970,831	$1,155,909	$390,553	$186,557	$294,018	$13,620,239

Value of our investments in VIEs (1)	$313,833	$438,590	$95,863	$35,163	$94,987	$47,308	$1,025,744
Number of VIEs	54	21	3	1	3	2	84
(1)The ABS from three and one Sequoia re-securitizations at December 31, 2025 and December 31, 2024, respectively, are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at December 31, 2025 and December 31, 2024). At December 31, 2025 and December 31, 2024, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $722 million and $418 million, respectively, with the difference in value of our investments in these VIEs reflected in the December 31, 2025 and December 31, 2024 table above representing $165 million and $79 million, respectively, of consolidated Sequoia securities in the Sequoia re-securitizations and $417 million and $184 million, respectively, of ABS issued at fair value.
(2)Certain entities, including two CAFL bridge loan securitizations (included within the CAFL column), our SLST re-securitization (included within the Freddie Mac SLST column at December 31, 2024), and our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At December 31, 2025 and December 31, 2024, the fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election were $330 million and $326 million, respectively. At December 31, 2025 and December 31, 2024, the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $50 million and $29 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests.
(3)During the fourth quarter of 2025, we sold the retained securities from our consolidated Freddie Mac SLST securitization entities and deconsolidated the related securitized re‑performing loans and related ABS issued. We also exercised our call option on the Freddie Mac SLST re‑securitization and repaid the underlying ABS issued. See Note 17 for further information. At December 31, 2024, the fair value of our interests in the Freddie Mac SLST securitizations accounted for under the CFE election was $242 million, with the difference from the December 31, 2024 table above representing ABS issued and carried at amortized historical cost.
(4)During the year ended December 31, 2025, the Freddie Mac K-Series securitization was called and the securities that we had retained from this VIE were paid off at par.
(5)During the year ended December 31, 2025, we exercised our call right on one of our HEI securitizations. See additional information related to the call of this VIE in Note 10.
Unconsolidated VIEs with Continuing Involvement
We have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of December 31, 2025. We determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained senior and

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 16. Principles of Consolidation - (continued)
subordinate securities in these transfers that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicers to perform) and the receipt of interest income associated with the securities we retained.
Additionally, during the year ended December 31, 2025, as part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we sold a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust. These transfers met the criteria to be accounted for as sales for financial reporting purposes, in accordance with GAAP. We determined that the Legacy Trust is a VIE, but that Redwood is not the primary beneficiary, as we do not have the power to direct the activities that most significantly affect the Legacy Trust’s economic performance. Accordingly, the Legacy Trust is not consolidated in our financial statements. As part of the transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust, which is recorded as an AFS real estate security on our Consolidated balance sheet, as well as $35 million funding commitment to provide capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. See Notes 8, 9 and 19 for further discussion on this transaction.
The following table presents additional information at December 31, 2025 and 2024, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales.
Table 16.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2025	December 31, 2024
On-balance sheet assets, at fair value:
Subordinate securities, classified as AFS	$283,768	$91,221
Interest-only, senior and subordinate securities, classified as trading	33,743	36,811
Mortgage servicing rights	12,029	12,556
Strategic investments, equity method	10,263	—
Funding commitment (1)	35,000	—
Maximum loss exposure (2)	$374,803	$140,588
(1)Represents Redwood’s agreement, entered into during the year ended December 31, 2025, to provide up to $35 million of capital support to a trust holding legacy unsecuritized bridge loans. We funded $10 million at closing, with up to $25 million remaining subject to specified portfolio triggers. Refer to Notes 8, 9, and 19 for additional information.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 17. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 16 for additional detail), with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at December 31, 2025 and 2024 along with other selected information, are summarized in the following table.
Table 17.1 – Asset-Backed Securities Issued

	December 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$14,990,305	$14,540,397	2.5% to 8.38%	2028-2063	72
CAFL (1)	2,787,832	2,765,728	3.04% to 7.89%	2027-2040	21
HEI	127,172	127,475	6.72%	2053	1
ABS Issued at Fair Value	$17,905,309	$17,433,600
CAFL ABS at Amortized Cost	58,431	58,431	4.31% to 6.9%	2029	2
Total ABS Issued	$17,963,740	$17,492,031

	December 31, 2024
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$9,220,157	$8,585,077	2.66% to 8.52%	2028-2063	54
CAFL (1)	2,752,657	2,687,977	2.76% to 7.89%	2027-2033	19
Freddie Mac SLST	1,075,249	1,005,945	3.50%	2028-2029	2
Freddie Mac K-Series	393,762	389,434	3.41%	2025	1
HEI	212,484	211,097	3.96% to 6.71%	2052-2053	2
ABS Issued at Fair Value	$13,654,309	$12,879,530
CAFL	244,772	244,772	2.31% to 4.38%	2029	2
Freddie Mac SLST	148,180	145,902	7.50%	2059	1
ABS Issued at Amortized Cost	$392,952	$390,674
Total ABS Issued	$14,047,261	$13,270,204
(1)At December 31, 2025, includes ABS issued from three consolidated VIE entities formed in connection with the financing of residential investor bridge loans sponsored by one of our joint ventures. At December 31, 2024 includes ABS issued from one consolidated VIE entity formed in connection with the financing of residential investor bridge loans sponsored by one of our joint ventures.
Generally, unless specified below, the actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At December 31, 2025, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 16 for detail on the carrying value components of the collateral for ABS issued and outstanding.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 17. Asset-Backed Securities Issued - (continued)
During the third quarter of 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $250 million (principal balance) of ABS issued to third parties and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 6.4% at issuance, increasing by 3.0% after the payment date occurring in August 2027. The ABS issued are subject to an optional redemption beginning in August 2027 and have a final stated maturity in December 2056. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At December 31, 2025, the collateral for the Sequoia re-securitization trust included $144 million of third-party securities as well as $154 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at December 31, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
During the second quarter of 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $109 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 8.0% at issuance, increasing to 11.0% after the payment date occurring in April 2027. The ABS issued are subject to an optional redemption beginning in April 2027 and have a final stated maturity in October 2055. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At December 31, 2025, the collateral for the Sequoia re-securitization trust included $1 million of third-party securities as well as $144 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at December 31, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
In the first quarter of 2025, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $100 million (principal balance) of ABS issued to third parties at a discount and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 8.5% at issuance, increasing to 11.5% after the payment date occurring in January 2027. The ABS issued are subject to an optional redemption beginning in January 2026 and have a final stated maturity in May 2055. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At December 31, 2025, the collateral for the Sequoia re-securitization trust included $20 million of Sequoia securities we owned from unconsolidated Sequoia securitization trusts as well as $83 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at December 31, 2025. See Note 16 for further information regarding our Principles of consolidation on this trust.
During the third quarter of 2025, we called a Sequoia re-securitization trust that was issued in 2024 with a stated coupon of 8.5% at issuance and repaid $190 million of the associated outstanding ABS.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 17. Asset-Backed Securities Issued - (continued)
During the fourth quarter of 2025, we consolidated the assets and liabilities of an entity formed in connection with a rated bridge loan securitization (presented within CAFL in Table 17.1 above at December 31, 2025) and sponsored by one of our joint ventures. We determined the entity was a VIE for which we determined we are the primary beneficiary. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of (loss) income. At December 31, 2025, the principal balance of the ABS issued was $285 million, and the net carrying value was $285 million. The weighted average stated coupon of the ABS issued was 5.5% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in May 2028 and beginning in June 2028, the interest rate on the ABS issued increases by one percentage point through final maturity in November 2040. The ABS issued by this securitization were collateralized by $223 million of residential investor bridge loans, $87 million of restricted cash and $3 million of other assets at December 31, 2025. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through November 2027), unless an amortization event occurs prior to the expiration of the 24 months reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the second quarter of 2025, we consolidated the assets and liabilities of an entity formed in connection with a rated bridge loan securitization (presented within CAFL in Table 17.1 above at December 31, 2025) and sponsored by one of our joint ventures. We determined the entity was a VIE for which we determined we are the primary beneficiary. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued recorded through Investment fair value changes, net on our consolidated statements of (loss) income. At December 31, 2025, the principal balance of the ABS issued was $284 million, and the net carrying value was $286 million. The weighted average stated coupon of the ABS issued was 6.2% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in November 2027 and beginning in December 2027, the interest rate on the ABS issued increases by one percentage point through final maturity in May 2040. The ABS issued by this securitization were collateralized by $283 million of residential investor bridge loans, $20 million of restricted cash and $8 million of other assets at December 31, 2025. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 24 months of the transaction (through May 2027), unless an amortization event occurs prior to the expiration of the 24 months reinvestment period. Amortization trigger events include, among other events, delinquency rates or default rates exceeding specified thresholds for three consecutive periods, or the effective advance rate exceeding a specified threshold.
During the fourth quarter of 2023, we consolidated the assets and liabilities of a HEI securitization entity formed in connection with the securitization of HEI, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $139 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through HEI income, net on our consolidated statements of (loss) income. The ABS issued by the HEI securitization entity were subject to an optional redemption in October 2025, and beginning in October 2026, the interest rate on the ABS issued increases by 3% through final maturity in 2053.
During the third quarter of 2025, we called one of our HEI securitization transactions and paid off the related outstanding ABS issued.
During the fourth quarter of 2023, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $184 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we elected to account for the ABS issued at amortized cost. During the fourth quarter of 2025, from our Legacy Investments segment, we sold all $254 million of securities that we had retained from our consolidated Freddie Mac SLST securitization entities and deconsolidated our securitized re-performing loans and related ABS issued. In addition, we exercised our call of the Freddie Mac SLST re-securitization entity and paid off the underlying $125 million of ABS issued.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

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
At December 31, 2025, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants.
The following tables summarize our debt obligations at December 31, 2025 and 2024.
Table 18.1 – Debt Obligations, Net

	December 31, 2025
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Facilities:
Residential consumer loan warehouse facilities	8	$2,798,725	$2,798,725	$3,554,960	5.52%	1/2026-8/2026	$3,066,067
Residential investor loan warehouse facilities	4	157,999	157,571	825,000	7.22%	5/2026-12/2026	159,074
Real estate securities repurchase facilities	4	30,867	30,867	—	5.20%	1/2026-3/2026	40,568
Real estate securities repurchase facilities IO	1	—	—	75,000	6.87%	6/2026	—
Residential MSR warehouse facility	1	95,862	95,862	125,000	7.12%	1/2026	194,228
HEI warehouse facility	1	43,496	43,496	150,000	8.29%	12/2026	98,308
Servicer advance financing	1	152,660	152,293	200,000	5.68%	12/2026	223,677

Recourse Subordinate Securities Financing:
CAFL securities (3)	1	263,063	262,374	(a)	7.54%	9/2028	330,212
Sequoia and other third-party securities (3)	1	87,477	87,477	(a)	7.27%	6/2027	109,686

Long-Term Facilities:
Residential investor loan warehouse facilities	2	131,138	131,069	1,300,000	6.68%	1/2027-8/2027	205,833
Secured revolving financing facility (4)	1	282,883	276,580	400,000	8.66%	3/2027	451,262

Corporate Debt:
Promissory notes (3) (5)	3	9,264	9,264	(a)	7.01%	N/A	(b)
7.75% convertible senior notes (3)	1	297,170	292,993	(a)	7.75%	6/2027	(b)
Trust preferred securities and subordinated notes	2	139,500	138,906	(a)	6.35%	1/2037, 7/2037	(b)
9.125% Senior Notes (3)	1	59,127	57,444	(a)	9.13%	3/2029	(b)
9.0% Senior Notes (3)	1	84,015	81,647	(a)	9.00%	9/2029	(b)
9.125% Senior Notes (3)	1	89,232	86,270	(a)	9.13%	3/2030	(b)
9.5% Senior Notes (3)	1	100,000	96,544	(a)	9.50%	12/2030	(b)
Total Debt Obligations		$4,822,478	$4,799,382				$4,878,915

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 18. Debt Obligations, net - (continued)

	December 31, 2024
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral
Short-Term Facilities:
Residential consumer loan warehouse facilities	7	$956,010	$956,010	$2,175,000	6.24%	3/2025-10/2025	$1,005,926
Residential investor loan warehouse facilities	2	223,975	223,876	800,000	7.31%	6/2025-7/2025	300,843
Real estate securities repurchase facilities	6	210,352	210,352	—	5.81%	1/2025-3/2025	281,997
Residential MSR warehouse facility	1	58,164	58,164	75,000	7.65%	10/2025	91,506
HEI warehouse facility	1	97,497	97,497	150,000	9.00%	12/2025	207,097

Recourse Subordinate Securities Financings:
CAFL securities (3)	1	268,240	267,140	(a)	7.54%	9/2028	318,106

Long Term Facilities:
Residential investor loan warehouse facilities	5	615,036	613,129	1,530,000	7.83%	5/2026-4/2027	889,901
Servicer advance financing	1	159,798	159,031	200,000	6.32%	12/2026	233,820
Secured revolving financing facility (4)	1	225,000	220,234	250,000	9.50%	3/2026	372,396

Corporate Debt:
Promissory notes (3) (5)	3	12,859	12,859	(a)	7.06%	N/A	(b)
5.75% exchangeable senior notes (3)	1	123,574	123,087	(a)	5.75%	10/2025	(b)
7.75% convertible senior notes (3)	1	247,170	242,652	(a)	7.75%	6/2027	(b)
Trust preferred securities and subordinated notes	2	139,500	138,860	(a)	7.10%	1/2037, 7/2037	(b)
9.125% Senior Notes (3)	1	60,000	57,877	(a)	9.13%	3/2029	(b)
9.0% Senior Notes (3)	1	85,000	82,112	(a)	9.00%	9/2029	(b)
Total Debt Obligations		$3,482,175	$3,462,880				$3,701,592
(1)Carrying value presented net of total deferred issuance costs of $23 million and $20 million at December 31, 2025 and 2024, respectively.
(2)Variable rate borrowings are based on 1- or 3-month SOFR, plus an applicable spread.
(3)Borrowing has a fixed interest rate at period end.
(4)Facility may be extended for one year at our option.
(5)Promissory notes payable on demand to lender with 90-day notice.

(a) Outstanding principal balance represents facility capacity at period end.
(b) Unsecured corporate debt; no related collateral at period end.
Recourse Subordinate Securities Financing
In June 2025, we entered into a recourse subordinate securities financing facility providing non-marginable debt financing of certain securities retained from our consolidated Sequoia securitizations and other third-party issued interest-only securities. This financing is guaranteed by Redwood, with an interest rate of approximately 7.27% through June 2027, increasing to 10.27% from June 2027 through July 2028. This financing facility may be terminated at our option, beginning in June 2026, and has a final stated maturity in June 2027.
Corporate Debt
Corporate Secured Revolving Financing Facility
In March 2024, we entered into a corporate secured revolving financing facility to provide non-marginable recourse debt financing secured by previously unencumbered assets, such as retained residential consumer and residential investor subordinate

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 18. Debt Obligations, net - (continued)

securities and other investments, as well as equity in certain operating subsidiaries. In October 2025, we increased our borrowing capacity on this facility from $250 million to $400 million and extended the maturity date to March 2027.
Senior Notes
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
In November 2025, Redwood issued $100 million of 9.5% Senior Notes due in 2030. The Senior Notes are senior unsecured obligations of Redwood and bear interest at a rate equal to 9.5% per year, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on March 1, 2026. The Senior Notes mature on December 1, 2030. We may redeem the Senior Notes, in whole or in part, at any time on or after December 1, 2027 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
Convertible Notes
During the year ended December 31, 2025, we repaid in full $124 million of exchangeable senior notes upon maturity in October 2025.
In June 2022, we issued $215 million principal amount of 7.75% convertible senior notes due 2027. These notes require semi-annual interest payments at a fixed annual coupon rate of 7.75% until maturity or conversion, which will be no later than June 15, 2027. After deducting the underwriting discount and offering costs, we received $208 million of net proceeds. In October 2024, we issued an additional $40 million of these 7.75% senior notes due 2027 in a private offering, resulting in net proceeds of approximately $39 million. In August 2025, we issued an additional $50 million of these 7.75% senior notes due 2027, resulting in net proceeds of approximately $49 million. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. At December 31, 2025, the conversion rate of the notes was 95.6823 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $10.45 per common share). During 2025 and 2024, we repurchased zero and $4 million par value of these notes, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 19. Commitments and Contingencies
Lease Commitments
At December 31, 2025, we were obligated under 8 non-cancelable operating leases with expiration dates through 2031 for $12 million of cumulative lease payments. Our operating lease expense was $4 million, $5 million, and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents our future lease commitments at December 31, 2025.
Table 19.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2025
2026	$4,468
2027	3,459
2028	1,888
2029	1,094
2030	762
2031 and thereafter	35
Total Lease Commitments	11,706
Less: Imputed interest	(1,040)
Operating Lease Liabilities	$10,666
Leasehold improvements for our offices are amortized into expense over the lease term. There were $1 million of unamortized leasehold improvements at December 31, 2025. For each of the years ended December 31, 2025, 2024, and 2023, we recognized $0.5 million of leasehold amortization expense.
During the year ended December 31, 2025, we entered into three new office leases with a term greater than one year. At December 31, 2025, our operating lease liabilities were $11 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $9 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the lease commencement date. At December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate for our leases was 3 years and 5.8%, respectively.
Commitment to Fund Residential Investor Bridge Loans
As of December 31, 2025, we had commitments to fund up to $258 million of additional advances on existing residential investor bridge loans, of which $92 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At December 31, 2025, we carried a $0.1 million contingent liability related to these commitments to fund construction advances. During the year ended December 31, 2025, we recorded net market valuation income of $0.8 million related to this liability through Investment of fair value changes, net and on our consolidated statements of (loss) income.
In the third quarter of 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. We funded $10 million at closing, with up to $25 million in additional funding commitments if certain triggers are met. The arrangement was determined to have a fair value of zero initially and at December 31, 2025. The fair value of this funding commitment will be re-evaluated each reporting period. See Notes 8 and 9 for further discussion on this transaction.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 19. Commitments and Contingencies - (continued)

Commitment to Fund Joint Venture
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $140 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At December 31, 2025, we had contributed $42 million of capital, net to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by CoreVest. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At December 31, 2025, we had contributed $5 million of capital to the joint venture.
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
Loss Contingencies — Litigation, Claims and Demands
The Company may be involved in litigation, claims and demands in the ordinary course of the business. As of December 31, 2025, the Company was not involved in any legal proceedings that are expected to have a material effect on the Company’s results of operations, financial position, or liquidity.
Note 20. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2025 and 2024.
Table 20.1 – Changes in Accumulated Other Comprehensive Income by Component

	Years Ended December 31,
	2025			2024
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of year	$20,967	$(64,038)	$(43,071)	$10,219	$(68,176)	$(57,957)
Other comprehensive income before reclassifications	9,041	—	9,041	12,345	—	12,345
Amounts reclassified from other accumulated comprehensive (loss) income	(1,766)	4,127	2,361	(1,597)	4,138	2,541
Net current-period other comprehensive income	7,275	4,127	11,402	10,748	4,138	14,886
Balance at End of Year	$28,242	$(59,911)	$(31,669)	$20,967	$(64,038)	$(43,071)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 20. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2025 and 2024.
Table 20.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Year Ended December 31,
(In Thousands)	Income Statement	2025	2024
Net Realized (Gain) Loss on AFS Securities
Net increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$145	$(1,561)
(Gain) loss on sales of AFS securities	Realized gains, net	(1,911)	(36)
		$(1,766)	$(1,597)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$4,127	$4,138
		$4,127	$4,138
Total amounts reclassified from other accumulated comprehensive income		$2,361	$2,541
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the years ended December 31, 2025 and December 31, 2024, we did not issue any common shares through ATM offerings. $175 million of equity issuance capacity remained outstanding for future offerings at December 31, 2025.
Issuance of Preferred Stock
In January 2023, we issued 2.8 million shares of 10.00% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for gross proceeds of $70 million and net proceeds of approximately $67 million, after deducting the underwriting discount and other estimated expenses. The Series A Preferred Stock pays quarterly cumulative cash dividends through January 15, 2028 at a fixed annual rate of 10%, based on the stated liquidation preference of $25.00 per share, in arrears, when authorized by Redwood's Board of Directors and declared by the Company. Starting April 15, 2028, the annual dividend rate will reset to the five-year U.S. Treasury Rate plus a spread of 6.278%. The Series A Preferred Stock ranks senior to Redwood's common stock with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Company. During the year ended December 31, 2025, the Company declared preferred stock dividends of $2.50 per share. At December 31, 2025, preferred dividends payable totaling $1 million for the fourth quarter 2025 were included in Accrued expenses and other liabilities. These dividends are payable on January 15, 2026 to preferred stockholders of record on January 1, 2026.
Direct Stock Purchase and Dividend Reinvestment Plan
During the years ended December 31, 2025 and 2024, we did not issue shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At December 31, 2025, approximately 6 million shares remained outstanding for future offerings under this plan.
Common Stock Warrants
In conjunction with establishing the joint venture with an institutional investment manager in the first quarter of 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the “First Tranche Warrants”); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the “Second Tranche Warrants” and together with the First Tranche Warrants, the “Warrants”). The First Tranche Warrants are exercisable from March 18, 2025 to March 18, 2029. The Second Tranche Warrants will vest upon achievement of specified deployment thresholds related to the joint venture and, if vested, will be exercisable from the date the Second Tranche Warrants vest to March 18, 2029. The initial strike price of the Warrants was $7.76. The Warrants also contain a

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 20. Equity - (continued)

mandatory exercise provision, exercisable at Redwood’s option upon satisfaction of specified conditions, including the trading price of Redwood’s common stock exceeding a specified premium to the exercise price. Exercises of any Warrants will be settled on a net basis.
The Warrants met the criteria for equity classification under GAAP and are recorded as a component of Additional paid-in-capital in Equity on our Consolidated Balance Sheets. The Warrants were valued at $0.8 million on the issuance date.
In October 2025, we extended the exercise date for the Second Tranche Warrants to September 18, 2030 and revised the strike price of the Warrants to $6.96 per share. The revised warrant valuation as a result of these changes was $0.8 million and these warrants are not subject to subsequent remeasurement. See Note 21 for discussion on the impact of the Warrants on earnings per common share.
Stock Repurchases
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced our previous $125 million common stock repurchase authorization. In May 2023, our Board of Directors approved an authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the year ended December 31, 2025, we repurchased 9.2 million shares of our common stock for a total cost of $53 million and did not repurchase any shares of our preferred stock or of our convertible and exchangeable debt. During the year ended December 31, 2024 we did not repurchase any shares of our common stock or preferred stock and repurchased $72 million of our convertible and exchangeable debt. At December 31, 2025, $111 million of the current authorization remained available for the repurchase of shares of our common stock, $70 million remained available for repurchases of shares of our preferred stock, and we also continued to be authorized to repurchase outstanding debt securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 21. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2025, 2024, and 2023.
Table 21.1 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2025	2024	2023
Basic (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(77,041)	$46,989	$(8,958)
Less: Dividends and undistributed earnings allocated to participating securities	(5,642)	(4,391)	(3,999)
Net (loss) income (related) available to common stockholders	$(82,683)	$42,598	$(12,957)
Basic weighted average common shares outstanding	130,250,167	132,050,825	116,283,328
Basic (Loss) Earnings per Common Share	$(0.63)	$0.32	$(0.11)
Diluted (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(77,041)	$46,989	$(8,958)
Less: Dividends and undistributed earnings allocated to participating securities	(5,642)	(4,391)	(3,999)
Net (loss) income (related) available to common stockholders	$(82,683)	$42,598	$(12,957)
Weighted average common shares outstanding	130,250,167	132,050,825	116,283,328
Net effect of dilutive equity awards	—	88,609	—
Net effect of assumed convertible notes conversion to common shares	—	—	—
Diluted weighted average common shares outstanding	130,250,167	132,139,434	116,283,328
Diluted (Loss) Earnings per Common Share	$(0.63)	$0.32	$(0.11)
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
During the years ended December 31, 2025, 2024 and 2023, none of our convertible or exchangeable senior notes were determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for the exchangeable senior notes due in 2025, and previously for the repaid convertible senior notes due in 2024 and 2023, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator. For convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the year ended December 31, 2025, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For the years ended December 31, 2025, 2024 and 2023, 30,448,518, 32,422,712, and 42,229,598 of common shares, respectively, related to the assumed conversion of our convertible and exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share. For the years ended December 31, 2025, 2024 and 2023, the number of outstanding equity awards that were antidilutive totaled 89,565, 81,779 and 105,592, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 22. Equity Compensation Plans
At December 31, 2025 and 2024, 4,808,078 and 7,027,251 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock, and purchases under the Employee Stock Purchase Plan, totaled $34 million at December 31, 2025, as shown in the following table.
Table 22.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2025
(In Thousands)	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of year	$6,984	$17,630	$15,840	$—	$40,454
Equity grants	4,913	12,247	4,912	185	22,257
Performance-based valuation adjustment	—	—	(10,828)	—	(10,828)
Equity grant forfeitures	(450)	(547)	—	—	(997)
Equity compensation expense	(4,265)	(10,739)	(1,325)	(185)	(16,514)
Unrecognized Compensation Cost at End of Year	$7,182	$18,591	$8,599	$—	$34,372
At December 31, 2025, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock Units ("RSUs")
The following table summarizes the activities related to RSUs for the years ended December 31, 2025, 2024, and 2023.
Table 22.2 – Restricted Stock Units Activities

	Years Ended December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,224,074	$7.32	593,570	$8.79	806,119	$9.22
Granted	756,507	6.49	1,027,640	6.86	275,005	7.88
Vested	(481,899)	7.56	(297,320)	8.56	(354,813)	9.21
Forfeited	(64,852)	6.96	(99,816)	7.51	(132,741)	8.40
Outstanding at End of Year	1,433,830	$6.83	1,224,074	$7.32	593,570	$8.79
We generally grant RSUs annually, as part of our compensation process. In addition, RSUs are granted from time to time in connection with hiring and promotions. RSUs generally vest over the course of a four-year vesting period, and are distributed annually, at the end of each vesting milestone.
The expenses recorded for RSUs were $4 million, $2 million, and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $7 million of unrecognized compensation cost related to unvested RSUs. This cost will be recognized over a weighted average period of less than 2 years. Restrictions on shares underlying RSUs outstanding lapse through 2029.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 22. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2025, 2024, and 2023.
Table 22.3 – Deferred Stock Units Activities

	Years Ended December 31,
	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	5,509,941	$9.07	4,821,172	$10.13	4,831,338	$11.31
Granted	2,076,462	6.22	1,698,285	6.56	1,499,621	7.77
Distributions	(1,309,689)	11.13	(893,801)	10.07	(1,459,666)	11.71
Forfeitures	(81,234)	6.73	(115,715)	8.36	(50,121)	7.54
Balance at End of Year	6,195,480	$7.71	5,509,941	$9.07	4,821,172	$10.13
We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions. DSUs generally vest over the course of a four-year vesting period, and are distributed after the end of the final vesting period or if sooner, to the extent vested, after the DSU grant recipient's employment terminates. At December 31, 2025 and 2024, the number of outstanding DSUs that were unvested was 3,403,676 and 3,011,071, respectively, and the weighted average grant-date fair value of these unvested DSUs was $6.76 and $7.71 at December 31, 2025 and 2024, respectively. Unvested DSUs at December 31, 2025 will vest through 2029.
Expenses related to DSUs were $11 million, $11 million, and $11 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, there was $19 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than 2 years.
Performance Stock Units (“PSUs”)
During the years ended December 31, 2025, 2024, and 2023, the Company granted PSUs to executive officers and certain employees that had been approved by the Compensation Committee as part of the annual compensation process. PSU grants are denominated as a number of "Target PSUs" and generally have performance-based vesting over the course of a three-year vesting/performance period and, subject to meeting certain performance criteria, will vest and be distributed after the end of the vesting period.
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
With respect to the vesting of the 2025 PSU awards granted in December 2025:
•First, vesting would range from 0% - 250% of half of the Target PSUs granted based on the level of non-GAAP Core Segments EAD ROE (“Core Segments EAD ROE" is defined in the form of PSU award agreements attached hereto as Exhibit 10.1) attained over the three-year vesting period, with 100% of this half of the Target PSUs vesting if the three-year cumulative Core Segments EAD ROE is 25%. Any PSUs vesting for this portion of the PSU award will be settled in common shares.
•Second, vesting would range from 0% - 250% of half of the Target PSUs granted based on Redwood’s relative total stockholder return (“rTSR”) against a comparator group of companies measured over the three-year vesting period, with

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 22. Equity Compensation Plans - (continued)
100% of this half of the Target PSUs vesting if the three-year rTSR corresponds to 55th percentile rTSR. Any PSUs vesting for this portion of the PSU award will be settled in cash. See Note 15 for further discussion of these cash-settled liability awards.
•Third, if the vesting level after steps one and two is greater than 100% of the Target PSUs, but absolute total shareholder return (“TSR”) is negative over the three-year performance period, vesting would be capped at 100% of Target PSUs.
With respect to the vesting of the February 2025, December 2024, and December 2023 PSU awards:
•First, vesting would range from 0% - 250% of two-thirds of the Target PSUs granted based on the level of book value total shareholder return ("bvTSR") attained over the three-year vesting period, with 100% of this two-thirds of the Target PSUs vesting if the three-year cumulative bvTSR is 25%. Any PSUs vesting for this portion of the PSU award will be settled in common shares.
•Second, vesting would range from 0% - 250% of one-third of the Target PSUs granted based on Redwood’s relative total shareholder return (“rTSR”) against a comparator group of companies measured over the three-year vesting period, with 100% of this one-third of the Target PSUs vesting if the three-year rTSR corresponds to 55th percentile rTSR. Any PSUs vesting for this portion of the PSU award will be settled in common shares.
•Third, if the aggregate vesting level after steps one and two is greater than 100% of the Target PSUs, but the Company's absolute total shareholder return ("TSR") is negative over the three-year performance period, vesting would be capped at 100% of Target PSUs.
The following table summarizes the activities related to PSUs for the years ended December 31, 2025, 2024, and 2023.
Table 22.4 – Performance Stock Unit Activities

	Years Ended December 31,
	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3,656,838	$9.49	3,072,039	$10.32	2,354,002	$11.75
Granted	707,231	6.95	1,058,644	7.50	993,868	8.81
Vested (1)	(518,173)	15.68	(473,845)	10.42	(275,831)	17.13
Forfeitures	—	—	—	—	—	—
Balance at End of Year	3,845,896	$8.19	3,656,838	$9.49	3,072,039	$10.32
(1)     Vested performance stock units reflects Target PSUs whose vesting period concluded during the period presented, regardless of the extent to which performance-based vesting criteria were met.
Expenses related to PSUs were $1 million, $6 million, and $4 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was $9 million of unrecognized compensation cost related to unvested PSUs. During 2025, for PSUs granted in 2024, 2023 and 2022, we adjusted the cumulative expected amortization expense down by $11 million to reflect our revised vesting estimates.
The end of the vesting period for 1,086,153 Target PSU awards that were granted in 2022 was January 1, 2026, and based upon the performance-based vesting criteria of these awards, approximately 275,000 shares of our common stock underlying these PSUs qualified for vesting, subject to approval by our Board of Directors during the first quarter of 2026. For 518,173 Target PSU awards that were granted in December 2021, the performance vesting period ended on January 1, 2025. Based upon the performance-based vesting criteria of these awards, 183,057 shares of our common stock underlying these PSU vested and were distributed during the second quarter of 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 22. Equity Compensation Plans - (continued)
Executive Deferred Compensation Plan
The following table summarizes the outstanding liability and activities related to the EDCP for the years ended December 31, 2025, 2024, and 2023.
Table 22.5 – EDCP Payable and Activities

	Years Ended December 31,
(In Thousands)	2025	2024	2023
Balance at beginning of year	$3,242	$3,198	$3,307
New deferrals	1,017	951	1,069
Accrued interest	182	168	155
Withdrawals	(1,025)	(1,075)	(1,333)
Balance at End of Year	$3,416	$3,242	$3,198
In 2025, our Board of Directors approved an amendment to the EDCP to increase by 200,000 shares the shares available to allow non-employee directors to defer certain cash payments and dividends into DSUs. At December 31, 2025, there were 165,903 shares available for grant under this plan.
Note 23. General and Administrative Expenses
Components of our general and administrative expenses for the years ended December 31, 2025, 2024 and 2023 are presented in the following table.
Table 23.1 – Components of General and Administrative Expenses

	Years Ended December 31,
(In Thousands)	2025	2024	2023
Fixed compensation expense (1)	$62,855	$55,736	$53,525
Annual variable compensation expense	27,891	19,478	14,752
Long-term incentive award expense (2)	20,015	25,025	24,854
Systems and consulting	17,720	13,660	12,454
Office costs	7,454	7,634	8,590
Accounting and legal	6,608	4,762	5,191
Corporate costs	3,376	3,495	3,628
Other	8,027	6,603	5,301
Total General and Administrative Expenses	$153,946	$136,393	$128,295
(1)Includes $2 million of severance and transition-related expenses for the years ended December 31, 2024 and 2023, respectively.
(2)For the years ended December 31, 2025, 2024, and 2023, long-term incentive award expense includes $16 million, $19 million and $18 million, respectively, of expense for awards settleable in shares of our common stock and $3 million, $6 million and $6 million, respectively, of expense for awards settleable in cash.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 24. Taxes
Components of our net deferred tax assets at December 31, 2025 and 2024 are presented in the following table.
Table 24.1 – Deferred Tax Assets and (Liabilities)

(In Thousands)	December 31, 2025	December 31, 2024
Deferred Tax Assets
Net operating loss carryforward – state	$98,290	$98,290
Net capital loss carryforward – state	2,306	19,459
Net operating loss carryforward – federal	190	13,753
Net capital loss carryforward – federal	323	116
Allowances and accruals	2,523	1,679
Goodwill and intangible assets	24,112	25,298
Other	2,090	1,685
Total Deferred Tax Assets	129,834	160,280
Deferred Tax Liabilities
Real estate assets	(6,308)	(4,263)
Mortgage servicing rights	(9,717)	(9,304)
Interest rate agreements	(1,442)	(1,693)
Tax effect of unrealized (gains) – OCI	—	(13)
Total Deferred Tax Liabilities	(17,467)	(15,273)
Valuation Allowance	(100,015)	(117,862)
Total Net Deferred Tax Asset, net of Valuation Allowance	$12,352	$27,145
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
Realization of our deferred tax assets ("DTAs") at December 31, 2025, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards (where applicable) and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly. We closely analyzed our estimate of the realizability of our net deferred tax assets in whole and in part at December 31, 2025 and 2024. The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is "more likely than not" that some portion of the deferred tax assets would not be realized. This evaluation requires significant judgment and changes to our assumptions could result in a material change in the valuation allowance. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods. The Company conducts its evaluation by considering, among other things, all available positive and negative evidence, historical operating results and cumulative earnings analysis, forecasts of future profitability, and the duration of statutory carryforward periods. Based on this analysis, we continue to believe it is more likely than not that we will realize our federal deferred tax assets in future periods as income is earned at our TRS; therefore, there continues to be no material valuation allowance recorded against our net federal DTAs. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as we remained uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs. The net decrease in the total valuation allowance was $18 million in 2025.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2022 to 2025, and State, 2021 to 2025) and, at December 31, 2025 and 2024, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 24. Taxes (continued)

At December 31, 2025, our federal NOL carryforward at the REIT was $68 million, of which $29 million will expire in 2029 and $39 million will carry forward indefinitely. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2025, our taxable REIT subsidiaries had no federal NOLs. Redwood and its taxable REIT subsidiaries accumulated estimated state NOLs of $1.1 billion at December 31, 2025. These NOLs expire beginning in 2031. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2025, 2024, and 2023.
Table 24.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2025	2024	2023
Current Provision for Income Taxes
US Federal	$6,434	$1,946	$20
US state and local	3,968	3,911	92
Total Current Provision for Income Taxes	10,402	5,857	112
Deferred Provision for Income Taxes
US Federal	14,793	11,635	1,977
US state and local	(10)	1,345	(454)
Total Deferred Provision for Income Taxes	14,783	12,980	1,523
Total Provision for Income Taxes
US Federal	21,227	13,581	1,997
US state and local	3,958	5,256	(362)
Total Provision for Income Taxes	$25,185	$18,837	$1,635
The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2025, 2024, and 2023.
Table 24.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2025		December 31, 2024		December 31, 2023
(In Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
US Federal Statutory Income Tax Rate	$(9,417)	21.0%	$15,296	21.0%	$(134)	21.0%
Domestic Federal
Nontaxable and nondeductible items	(1,824)	4.1%	(335)	(0.3)%	17	(2.7)%
Change in valuation allowance	(7)	—%	108	0.1%	—	—%
REIT GAAP income or loss not subject to federal income tax	33,090	(73.8)%	(1,138)	(1.6)%	2,082	(325.9)%
Domestic state and local income taxes, net of federal tax effect, as applicable (1)	3,343	(7.5)%	4,906	6.7%	(330)	51.7%
Effective Tax Rate	$25,185	(56.2)%	$18,837	25.9%	$1,635	(255.9)%
(1)State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
The December 31, 2023 effective tax rate is negative and appears outsized due to a relatively small consolidated GAAP loss and a provision for income taxes recorded against TRS GAAP income well in excess of the consolidated loss.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 24. Taxes (continued)

During the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): "Improvements to Income Tax Disclosures". This guidance requires enhanced disclosures related to income taxes paid by jurisdiction. Accordingly, the Company has included the following table to comply with the new disclosure requirements. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
The following table presents the income taxes paid for the years ended December 31, 2025, 2024, and 2023.
Table 24.4 – Income Taxes Paid by Federal, State and Local Jurisdictions

	Years Ended December 31,
(In Thousands)	2025	2024	2023
US Federal	$4,125	$1,500	$—
US State and Local
California	3,500	3,235	(1,397)
Connecticut	*	*	(65)
Florida	*	*	73
Georgia	*	*	75
New York	*	(336)	(63)
Tennessee	*	*	150
Utah	*	*	(90)
Other	1,173	171	112
Total US State and Local	4,673	3,070	(1,205)
Total Income Taxes Paid, Net of Refunds	$8,798	$4,570	$(1,205)
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2025

(In Thousands) Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential Consumer Loans Held-for-Investment
At Sequoia (1):
ARMS loans	773	1.63%	to	7.25%	2026-11	-	2055-05	76,807	1,823
Hybrid ARM loans	590	2.25%	to	8.50%	2033-06	-	2063-03	585,260	3,291
Fixed loans	15,086	2.13%	to	8.75%	2026-08	-	2055-12	14,181,680	37,758
Total Residential Consumer Loans Held-for-Investment								$14,843,747	$42,872

Residential Consumer Loans Held-for-Sale (2):
Hybrid ARM loans	193	2.88%	to	8.63%	2032-11	-	2056-01	$168,685	$721
Fixed loans	6,077	2.38%	to	13.00%	2031-06	-	2066-01	2,923,329	—
Total Residential Consumer Loans Held-for-Sale								$3,092,014	$721

Residential Investor Term Loans Held-for-Sale (2):
Fixed loans	155	5.80%	to	8.37%	2022-08	-	2056-01	$202,422	$52,380
Total Residential Investor Term Loans Held-for-Sale								$202,422	$52,380

Residential Investor Term Loans Held-for-Investment:
At CAFL (1):
Fixed loans	734	3.81%	to	8.24%	2023-09	-	2033-08	$1,985,910	$171,284
Total Residential Investor Term Loans Held-for-Investment								$1,985,910	$171,284

Residential Investor Bridge Loans at Redwood (3):
Fixed loans	92	6.30%	to	16.00%	2022-01	-	2027-12	$227,158	$48,889
Floating ARM loans	20	6.87%	to	10.87%	2024-03	-	2028-12	$83,773	$40,615
Total Residential Investor Bridge Loans at Redwood								$310,931	$89,504

Residential Investor Bridge Loans Held-for-Investment at CAFL (3):
Fixed loans	764	6.75%	to	12.50%	2023-11	-	2027-07	$632,333	$38,759
Floating ARM loans	67	6.72%	to	12.34%	2023-10	-	2028-07	$485,068	$9,680
Total Residential Investor Bridge Loans Held-for-Investment at CAFL								$1,117,401	$48,439
(1)For our held-for-investment loans at consolidated Sequoia and CAFL entities, the aggregate tax basis for Federal income tax purposes at December 31, 2025 was zero, as the transfers of these loans into securitizations were treated as sales for tax purposes.
(2)The aggregate tax basis for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule.
(3)For our residential investor bridge loans, the aggregate tax basis for Federal income tax purposes at December 31, 2025 was $948 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2025

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
(In Thousands)	2025	2024	2023
Balance at beginning of year	$16,089,510	$12,696,220	$11,370,323
Additions during year:
Originations/acquisitions	16,741,478	8,835,301	3,639,782
VIE Consolidations	805,008	298,553	—
Deductions during year:
Sales	(6,140,953)	(2,903,954)	(827,337)
Principal repayments	(4,927,972)	(2,895,188)	(1,601,190)
Transfers to REO	(141,202)	(22,554)	(100,280)
Deconsolidation adjustments	(1,239,652)	—	—
Changes in fair value, net	366,208	81,132	214,922
Balance at end of year	$21,552,425	$16,089,510	$12,696,220