Form 10-Q
period 2026-03-31
REDWOOD TRUST INC
filed 2026-05-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.0% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
9.500% Senior Notes Due 2030	RWTQ	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	125,215,737	shares outstanding as of May 7, 2026

REDWOOD TRUST, INC.
2026 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2026	December 31, 2025
ASSETS (1)
Residential consumer loans	$21,299,884	$17,935,761
Residential investor loans	3,310,545	3,616,664
Home equity investments	341,101	329,883
Real estate securities	476,387	423,016
Servicing investments	299,696	302,230
Strategic investments	106,728	101,958
Derivative assets	154,880	105,597
Cash and cash equivalents	202,414	255,664
Restricted cash	92,285	193,446
Goodwill	23,373	23,373
Other assets	508,504	413,522
Total Assets	$26,815,797	$23,701,114

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued	$20,417,812	$17,492,031
Debt obligations, net	4,867,368	4,799,382
Derivative liabilities	156,244	28,150
Accrued expenses and other liabilities	417,662	398,935
Total liabilities	25,859,086	22,718,498
Commitments and Contingencies (see Note 19)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 125,015,499 and 124,459,837 issued and outstanding	1,250	1,245
Additional paid-in capital	2,468,269	2,463,473
Accumulated other comprehensive loss	(31,367)	(31,669)
Cumulative earnings	1,107,107	1,114,360
Cumulative distributions to stockholders	(2,655,496)	(2,631,741)
Total Equity	956,711	982,616
Total Liabilities and Equity	$26,815,797	$23,701,114
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2026 and December 31, 2025, assets of consolidated VIEs totaled $22,076,415 and $18,927,094, respectively. At March 31, 2026 and December 31, 2025, liabilities of consolidated VIEs totaled $20,784,429 and $17,850,175, respectively. See Note 16 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2026	2025
Interest Income
Residential consumer loans	$276,635	$162,343
Residential investor loans	57,039	78,155
Consolidated Agency multifamily loans	—	4,448
Real estate securities	15,187	18,537
Other interest income	8,058	8,611
Total interest income	356,919	272,094
Interest Expense
Asset-backed securities issued	(238,218)	(179,370)
Debt obligations	(83,984)	(64,782)
Total interest expense	(322,202)	(244,152)
Net Interest Income	34,717	27,942
Non-Interest Income
Mortgage banking activities, net	31,964	33,053
Investment fair value changes, net	(23,199)	(5,188)
HEI income, net	7,109	10,166
Servicing income, net	8,021	3,407
Fee income, net	2,886	2,351
Other income, net	2,437	1,550
Realized gains, net	—	567
Total non-interest income, net	29,218	45,906
General and administrative expenses	(49,358)	(37,471)
Portfolio management costs	(8,729)	(6,491)
Loan acquisition costs	(6,729)	(3,568)
Other expenses	(7,125)	(3,909)
Net (Loss) Income Before Provision for Income Taxes	(8,006)	22,409
Benefit from (Provision for) income taxes	2,503	(6,262)
Net (Loss) Income	$(5,503)	$16,147
Dividends on preferred stock	(1,750)	(1,750)
Net (Loss) Income (Related) Available To Common Stockholders	$(7,253)	$14,397

Basic (loss) earnings per common share	$(0.07)	$0.10
Diluted (loss) earnings per common share	$(0.07)	$0.10
Basic weighted average common shares outstanding	124,769,331	132,766,199
Diluted weighted average common shares outstanding	124,769,331	132,766,199

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2026	2025
Net (Loss) Income	$(5,503)	$16,147
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale ("AFS") securities	(4,189)	3,422
Reclassification of unrealized loss (gain) on AFS securities to net (loss) income	3,473	(709)
Reclassification of unrealized loss on interest rate agreements to net (loss) income	1,018	1,018
Total other comprehensive income	$302	$3,731
Comprehensive (Loss) Income	$(5,201)	$19,878
Dividends on preferred stock	$(1,750)	$(1,750)
Comprehensive (Loss) Income (Related) Available To Common Stockholders	$(6,951)	$18,128

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2026

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2025	$66,948	124,459,837	$1,245	$2,463,473	$(31,669)	$1,114,360	$(2,631,741)	$982,616
Net (loss)	—	—	—	—	—	(5,503)	—	(5,503)
Other comprehensive income	—	—	—	—	302	—	—	302
Employee stock purchase and incentive plans	—	555,662	5	(1,419)	—	—	—	(1,414)
Non-cash equity award compensation and other	—	—	—	6,215	—	—	—	6,215
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(23,755)	(23,755)
March 31, 2026	$66,948	125,015,499	$1,250	$2,468,269	$(31,367)	$1,107,107	$(2,655,496)	$956,711

For the Three Months Ended March 31, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2024	$66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
Net income	—	—	—	—	—	16,147	—	16,147
Other comprehensive income	—	—	—	—	3,731	—	—	3,731
Employee stock purchase and incentive plans	—	485,735	5	(2,256)	—	—	—	(2,251)
Non-cash equity award compensation and other	—	—	—	5,104	—	—	—	5,104
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(25,350)	(25,350)
March 31, 2025	$66,948	133,005,314	$1,330	$2,506,877	$(39,340)	$1,205,798	$(2,558,119)	$1,183,494
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net (loss) income	$(5,503)	$16,147
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	2,857	2,941
Depreciation and amortization of non-financial assets	2,272	2,753
Originations of held-for-sale loans	(407,693)	(424,285)
Purchases of held-for-sale loans	(6,705,199)	(2,363,479)
Proceeds from sales of held-for-sale loans	2,626,724	751,376
Principal payments on held-for-sale loans	56,270	30,412
Net settlements of derivatives	(7,338)	(73,528)
Non-cash equity award compensation expense and other	6,215	5,104
Market valuation adjustments	(11,656)	(33,153)
Realized gains, net	—	(567)
Net change in:
Other assets	(83,317)	37,286
Accrued expenses and other liabilities	18,777	96,488
Net cash used in operating activities	(4,507,591)	(1,952,505)
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(218,156)	(43,383)
Proceeds from sales of loans	—	12,346
Principal payments on loan investments	1,456,771	683,441
Purchases of HEI	(2,612)	(1,834)
Repayments on HEI	3,926	10,348
Purchases of real estate securities	(54,791)	(9,203)
Proceeds from sales of real estate securities	25,670	14,387
Principal payments on real estate securities	483	258
Repayments from servicer advance investments, net	18,207	(1,956)
Other investing activities, net	(735)	(5,647)
Net cash provided by investing activities	1,228,763	658,757
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	4,811,866	1,625,956
Repayments on asset-backed securities issued	(1,720,006)	(564,436)
Proceeds from borrowings on debt obligations	6,852,337	3,122,514
Repayments on debt obligations	(6,787,171)	(2,823,608)
Debt issuance costs paid	(2,572)	(3,779)
Taxes paid on equity award distributions	(1,511)	(2,361)
Net proceeds from issuance of common stock	97	110
Net payments on repurchase of common stock	(1,118)	—
Dividends paid on common stock	(23,755)	(25,350)
Dividends paid on preferred stock	(1,750)	(1,750)
Other financing activities, net	(2,000)	—
Net cash provided by financing activities	3,124,417	1,327,296
Net (decrease) increase in cash, cash equivalents and restricted cash	(154,411)	33,548
Cash, cash equivalents and restricted cash at beginning of period	449,110	312,927
Cash, cash equivalents and restricted cash at end of period	$294,699	$346,475

Cash and cash equivalents at end of period	202,414	259,918
Restricted cash at end of period (1)	92,285	86,557
Cash, cash equivalents and restricted cash at end of period	$294,699	$346,475

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$298,473	$230,529
Taxes paid	—	12
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Retention of mortgage servicing rights from loan sales	1,693	—
Transfers from loans held-for-sale to loans held-for-investment	4,699,833	1,771,471
Transfers from residential consumer loans to real estate owned	26,377	4,590
Right-of-use asset obtained in exchange for operating lease liability	—	2,907
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to make quality housing — whether rented or owned — accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain by providing liquidity to growing segments of the U.S. housing market that are not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms, whole-loan distribution activities, joint ventures and our publicly traded shares. We operate through three core residential housing-focused operating platforms — Sequoia, Aspire, and CoreVest — alongside our complementary Redwood Investments portfolio which is primarily composed of assets we source through these platforms. Redwood Investments also includes RWT Horizons®, our unified technology platform spanning internal artificial intelligence ("AI") innovation and strategic investments across the ecosystem, which supports our efforts to develop an AI-first operating model that enables compounding operational leverage and scalable growth. These platforms reflect how we manage and organize our business and may differ from the manner in which our reportable segments are presented for financial reporting purposes. See Note 4 for further discussion on our reportable segments.
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
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. For a full description of our business, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 2. Basis of Presentation
The consolidated financial statements presented herein are as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and GAAP. Certain disclosures typically included in our annual financial statements may be condensed or omitted from these interim financial statements, as permitted. The disclosures included in these interim financial statements are intended to be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at March 31, 2026 and results of operations for all periods presented. The results of operations for the three months ended March 31, 2026 should not be construed as indicative of the results to be expected for the full year.
During the three months ended March 31, 2026, we established Aspire Mortgage Banking as a new reportable segment to separately disclose financial results for our expanded-credit residential mortgage platform, which was previously included within the Sequoia Mortgage Banking segment. Aspire Mortgage Banking includes our non-QM loan conduit, which focuses on loans and investments under expanded underwriting criteria. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation. See Note 4 for further discussion on our reportable segments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 2. Basis of Presentation - (continued)
During the same period, we began allocating our preferred stock dividend expense as well as our corporate financing costs, comprised of interest expense on our unsecured promissory notes, trust preferred securities, convertible debt, and senior notes, to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly attributable to the Company’s operating segments are included in Corporate/Other. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation.
During the second quarter of 2025, we established Legacy Investments as a new reportable segment to separately disclose financial results for assets that are no longer aligned with our core strategic objectives. These assets include our legacy unsecuritized bridge and term portfolios, residential re-performing loan securities and other non-core legacy assets that are intended for sale, runoff, or other forms of disposition as part of our ongoing strategic realignment.
See Note 4 for further discussion on our reportable segments.
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
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and Home Equity Investments ("HEI"), which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under residential consumer loans and residential investor loans on our consolidated balance sheets. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. The Asset-Backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. See Note 17 for further discussion on ABS issued. The underlying HEI at the consolidated HEI securitization entity are shown under Home equity investments on our consolidated balance sheets and the associated fair value changes and interest expense associated with ABS issued are shown under HEI income, net on our consolidated statements of (loss) income. See Note 10 for further discussion on HEI.
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
March 31, 2026
(Unaudited)

Note 3. Summary of Significant Accounting Policies
Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025 is a summary of our significant accounting policies.
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
Note 4. Segment Information
We report our results through five reportable segments: Sequoia Mortgage Banking, Aspire Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. This segmentation aligns with the results of operations presented to our Chief Operating Decision Maker ("CODM") in reviewing the Company for performance assessment and resource allocation. We identify our CODM to be a group consisting of the Company's Chief Executive Officer, President and Chief Financial Officer.
Our CODM evaluates performance and allocates resources on each respective segment primarily based on segment net income (loss), also referred to as segment contribution, which is also used to assess the annual budget and forecasting process and to consider budget-to-actual variances when allocating capital and personnel to the segments throughout the year.
During the three months ended March 31, 2026, we established Aspire Mortgage Banking as a new reportable segment to separately disclose financial results for our expanded-credit residential mortgage platform, which was previously included within the Sequoia Mortgage Banking segment. This change reflects the manner in which the operations are evaluated by the CODM and the increasing scale and distinct operating characteristics of this platform. Aspire Mortgage Banking includes our non-QM loan conduit, which focuses on loans and investments under expanded underwriting criteria. This change in segment presentation aligns with how management assesses performance under ASC 280, Segment Reporting, and has been applied retrospectively to all prior periods presented in this Quarterly Report on Form 10-Q. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation.
The accounting policies applied to the segments are the same as those described in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, we began allocating our preferred stock dividend expense as well as our corporate unsecured financing costs, comprised of interest expense on our unsecured promissory notes, trust preferred securities, convertible debt, and senior notes, to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly attributable to the Company’s operating segments are included in Corporate/Other. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 4. Segment Information - (continued)
In the normal course of business, loans are originated and acquired at our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations we sponsor and consolidate under GAAP. Our loans are accounted for under the fair value option or at the lower of cost or market value for which the carrying value approximates the fair value. Amounts transferred between segments are accounted for at fair value at the time of transfer. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following tables present financial information by segment for the three months ended March 31, 2026 and 2025.
Table 4.1 – Business Segment Financial Information

	Three Months Ended March 31, 2026
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$61,306	$18,408	$4,192	$268,748	$4,000	$265	$356,919
Interest expense	(36,337)	(14,766)	(2,083)	(256,306)	(12,710)	—	(322,202)
Net interest income (expense)	24,969	3,642	2,109	12,442	(8,710)	265	34,717
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	57,962	(1,544)	6,928	—	—	—	63,346
Risk management derivatives (losses) gains, net (1)	(35,911)	4,228	301	—	—	—	(31,382)
Total Mortgage banking activities, net	22,051	2,684	7,229	—	—	—	31,964
Investment fair value changes, net, excluding risk management derivatives	—	—	(265)	22,815	(7,475)	—	15,075
Risk management derivatives (losses) gains, net (1)	—	—	—	(38,258)	(16)	—	(38,274)
Total Investment fair value changes, net	—	—	(265)	(15,443)	(7,491)	—	(23,199)
HEI income, net	—	—	—	575	6,534	—	7,109
Servicing income, net	—	—	—	8,021	—	—	8,021
Fee income (loss), net	—	—	2,827	192	(133)	—	2,886
Other income, net	—	—	589	898	950	—	2,437
Realized gains, net	—	—	—	—	—	—	—
Total non-interest income (loss), net	22,051	2,684	10,380	(5,757)	(140)	—	29,218
General and administrative expenses	(7,049)	(2,466)	(12,988)	(3,384)	(16)	(23,455)	(49,358)
Portfolio management costs	—	—	—	(4,155)	(4,547)	(27)	(8,729)
Loan acquisition costs	(2,841)	(1,046)	(2,842)	—	—	—	(6,729)
Other expenses	—	—	(2,010)	(5,115)	—	—	(7,125)
Benefit from (Provision for) income taxes	1,245	(342)	2,061	(1,373)	610	302	2,503
Net Income (Loss)	$38,375	$2,472	$(3,290)	$(7,342)	$(12,803)	$(22,915)	$(5,503)
Dividends on preferred stock	(544)	(204)	(87)	(658)	(257)	—	(1,750)
Net Income (Loss) Available (Related) To Common Stockholders (2)	$37,831	$2,268	$(3,377)	$(8,000)	$(13,060)	$(22,915)	$(7,253)
Total Assets	$2,573,719	$891,538	$329,333	$21,903,485	$945,021	$172,701	$26,815,797
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our Mortgage Banking platforms, Redwood Investments and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution (Loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 4. Segment Information - (continued)

	Three Months Ended March 31, 2025
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$31,639	$44	$4,394	$201,570	$34,151	$296	$272,094
Interest expense	(17,017)	(227)	(3,011)	(185,046)	(38,851)	—	(244,152)
Net interest income (expense)	14,622	(183)	1,383	16,524	(4,700)	296	27,942
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	1,131	233	13,847	—	—	—	15,211
Risk management derivatives gains, net (1)	20,787	—	(2,945)	—	—	—	17,842
Total Mortgage banking activities, net	21,918	233	10,902	—	—	—	33,053
Investment fair value changes, net, excluding risk management derivatives	—	—	—	(22,748)	(3,071)	—	(25,819)
Risk management derivatives (losses), net (1)	—	—	—	26,291	(5,660)	—	20,631
Total Investment fair value changes, net	—	—	—	3,543	(8,731)	—	(5,188)
HEI income, net	—	—	—	55	10,111	—	10,166
Servicing income, net	—	—	—	3,407	—	—	3,407
Fee income, net	—	—	3,079	142	(870)	—	2,351
Other income (loss), net	—	—	—	507	—	1,043	1,550
Realized gains, net	—	—	—	567	—	—	567
Total non-interest income (loss), net	21,918	233	13,981	8,221	510	1,043	45,906
General and administrative expenses	(5,418)	(928)	(9,958)	(1,870)	(16)	(19,281)	(37,471)
Portfolio management costs	—	—	—	(2,060)	(4,431)	—	(6,491)
Loan acquisition costs	(1,071)	—	(2,497)	—	—	—	(3,568)
Other expenses	—	—	(2,202)	(1,707)	—	—	(3,909)
(Provision for) Benefit from income taxes	(7,191)	(70)	648	304	—	47	(6,262)
Net Income (Loss)	$22,860	$(948)	$1,355	$19,412	$(8,637)	$(17,895)	$16,147
Dividends on preferred stock	(406)	(17)	(67)	(552)	(708)	—	(1,750)
Net Income (Loss) Available (Related) To Common Stockholders (2)	$22,454	$(965)	$1,288	$18,860	$(9,345)	$(17,895)	$14,397
Total Assets	$1,543,436	$15,681	$343,985	$14,514,702	$3,087,249	$366,722	$19,871,775
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our Mortgage Banking platforms, Redwood Investments and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.
(2)Net Income (Loss) by segment is also referred to as Segment Contribution (Loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 5. Mortgage Banking Activities, Net
Mortgage banking activities, net includes changes in fair value of loans held-for-sale, loan purchase commitments, interest rate lock commitments and related risk management derivatives held in our Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments. During the three months ended March 31, 2026, Aspire Mortgage Banking became its own reportable segment; accordingly, we began presenting Aspire Mortgage Banking separately to align with our current reportable segments, and all prior periods have been conformed to the current presentation with no impact to consolidated results. The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of (loss) income for the three months ended March 31, 2026 and 2025.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2026	2025
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$20,528	$30,373
Trading securities (2)	36,867	(29,327)
Risk management derivatives (3)	(35,911)	20,787
Other income, net (4)	567	85
Total Sequoia mortgage banking activities, net	22,051	21,918

Aspire Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	(2,242)	226
Trading securities (2)	328	—
Risk management derivatives (3)	4,228	—
Other income, net (4)	370	7
Total Aspire mortgage banking activities, net	2,684	233

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value (1)	(1,666)	6,930
Residential investor bridge loans, at fair value	364	1,032
Risk management derivatives (3)	301	(2,945)
Other income, net (4) (5)	8,230	5,885
Total CoreVest mortgage banking activities, net	7,229	10,902
Mortgage Banking Activities, Net	$31,964	$33,053
(1)Includes changes in fair value for associated loan purchase commitments for residential consumer loans and associated interest rate lock commitments for residential investor term loans.
(2)Represents fair value changes on trading securities that are being used as hedges to manage the mark-to-market risks associated with our Sequoia mortgage banking platform.
(3)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking platforms and other derivative financial instruments such as loan purchase commitments and interest rate locks.
(4)Amounts in this line item include other fee income from loan acquisitions, and provisions for repurchases, presented net.
(5)Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Determination of Fair Value
Included in Note 6 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At March 31, 2026, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2026 and December 31, 2025, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2026	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$21,299,884	$—	$—	$21,299,884
Residential investor loans	3,295,715	—	—	3,295,715
HEI	341,101	—	—	341,101
Real estate securities:
Trading	182,137	—	—	182,137
AFS	294,250	—	—	294,250
Servicing investments	299,696	—	—	299,696
Strategic investments	10,123	—	—	10,123
Derivative assets	154,880	69,781	75,222	9,877
Total Assets	$25,877,786	$69,781	$75,222	$25,732,783

Liabilities
ABS issued	$20,417,812	$—	$—	$20,417,812
Derivative liabilities	156,244	146,207	—	10,037
Non-controlling interest	95,492	—	—	95,492
Total Liabilities	$20,669,548	$146,207	$—	$20,523,341

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

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
March 31, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	HEI	Real Estate Trading Securities	Real Estate AFS Securities	Servicing Investments	Strategic Investments	Derivatives, net (1)
(In Thousands)
Beginning balance - December 31, 2025	$17,935,761	$3,602,250	$329,883	$135,459	$287,557	$302,230	$6,310	$16,843
Acquisitions (3)	6,724,282	—	—	44,606	10,185	—	527	—
Originations (3)	—	432,422	2,612	—	—	—	—	—
Sales	(2,037,561)	(694,091)	—	(25,670)	—	—	—	—
Transfer to fair value option	—	—	—	—	—	—	1,350	—
Principal paydowns	(1,243,489)	(264,358)	(3,926)	(75)	(408)	(18,207)	—	—
Consolidation of securitized bridge loans (2)	—	277,283	—	—	—	—	—	—
Gains (losses) in net income, net	(78,098)	(32,427)	12,495	27,817	924	13,980	1,936	1,997
Unrealized gains in OCI, net	—	—	—	—	(4,008)	—	—	—
Other settlements, net (3)	(1,011)	(25,364)	37	—	—	1,693	—	(19,000)
Ending balance - March 31, 2026	$21,299,884	$3,295,715	$341,101	$182,137	$294,250	$299,696	$10,123	$(160)
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (4)	$(81,515)	$(35,868)	$12,724	$27,871	$(4,189)	$14,586	$(150)	$(196)

	Liabilities
	ABS Issued	Non-controlling interest
(In Thousands)
Beginning balance - December 31, 2025	$17,433,600	$92,645
Issuance	4,811,866	—
Sales	(1,943)	—
Principal paydowns	(1,659,632)	—
(Gains) losses in net income (loss), net	(166,079)	3,894
Other settlements, net	—	(1,047)
Ending balance - March 31, 2026	$20,417,812	$95,492
Change in unrealized (gains) or losses for the period included in earnings for liabilities held at the end of the reporting period (4)	$(217,033)	$3,894
(1)Derivatives, net, consists of loan purchase and interest rate lock commitments, and are presented on a net basis.
(2)For the three months ended March 31, 2026, we transferred $218 million of residential investor bridge loans to joint ventures sponsored by us in connection with our CAFL bridge securitizations. These joint ventures are consolidated under GAAP as we are the primary beneficiary. For additional information on our principles of consolidation, see Note 16 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of the 2025 Quarterly Report on Form 10-Q.
(3)For residential consumer and residential investor loans, primarily represents the transfer of loans to REO; for HEI, represents the share of HEI disposition fees paid to our third party originators for our purchased HEI portfolio; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and investor loans.
(4)All changes in unrealized gains or (losses) are included in net income, with the exception of Real Estate AFS Securities, which are included in comprehensive income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value at March 31, 2026.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2026	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$21,299,884	Senior credit spread to TBA price (3)	$0.63	-	$1.38		$0.93
		Senior credit spread to Treasury Curve (3)	140	-	200	bps	146	bps
		Subordinate credit spread to Treasury Curve (3)	160	-	675	bps	263	bps
		Senior credit support (3)	7	-	20%		8%
		IO discount rate (3)	10	-	23%		21%
		Liability price	$4	-	$105		$99
Residential investor loans:
Residential investor term loans (4)	1,906,368	Whole loan spread (3)	250	-	250	bps	250	bps
		Liability price	$90	-	$99		$94
Residential investor bridge loans (4)	1,389,347	Whole loan discount rate	7	-	10%		7%
		Liability Price	$79	-	$161		$101
		Dollar price of loans	$4	-	$101		$83
HEI	341,101	Discount rate	8	-	8%		8%
		Prepayment rate (Annual CPR)	8	-	15%		14%
		Home price appreciation (depreciation)	4	-	4%		4%
		Liability price (4)	$157	-	$157		$157
Real estate securities - trading and AFS securities	476,387	Discount rate	—	-	22%		9%
		Prepayment rate (Annual CPR)	—	-	29%		5%
		Default rate	—	-	81%		32%
		Loss severity	—	-	50%		12%
Servicing investments	299,696	Prepayment rate (Annual CPR)	1	-	100%		10%
		Prepayment yield (Annual CPY)	50	-	100%		72%
		Discount rate	8	-	10%		9%
Strategic investments	10,123	Transaction Price	$200	-	$3,813		$1,125
Total Assets	$25,722,906

Liabilities
ABS issued (4)	$20,417,812	Discount rate	—	-	46%		1%
		Prepayment rate (annual CPR)	2	-	60%		14%
		Default rate	—	-	12%		—%
		Loss severity	—	-	50%		1%
Non-controlling interests (6)	95,492	Discount rate	12	-	15%		14%
Derivatives, net (5)	160	Senior credit spread to TBA price (3)	$0.63	-	$1.38		$0.93
		Senior credit spread to Treasury Curve (3)	140	-	200	bps	148	bps
		Subordinate credit spread to Treasury Curve (3)	160	-	675	bps	262	bps
		Senior credit support (3)	7	-	20%		9%
		IO discount rate (3)	10	-	23%		20%
		Pull-through rate	17	-	100%		70%
Total Liabilities	$20,513,464

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
Footnotes to Table 6.3
(1)The predominant valuation technique used to determine our Level 3 fair value assets and liabilities is based on the discounted cash flow model.
(2)The weighted average input value for all loan types is based on unpaid principal balance ("UPB"). The weighted average input value for all other assets and liabilities is based on relative fair value.
(3)Values represent pricing inputs used in a securitization pricing model. Credit spreads represent spreads to the applicable treasury curve unless specified otherwise.
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for Collateralized Financing Entities ("CFE"). At March 31, 2026, the fair value of securities we owned at the consolidated Sequoia and CAFL Term was $1.00 billion, and $316 million, respectively. At March 31, 2026, the fair value of our securities in the four CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entity was $66 million and $27 million, respectively.
(5)For the purpose of this presentation, derivative assets and liabilities, which include loan purchase commitments, are presented on a net basis.
(6)Of the total $124 million payable to non-controlling interests, $95 million is measured at fair value on a recurring basis.
The following table summarizes the estimated fair values of assets and liabilities that are not measured at fair value at March 31, 2026 and December 31, 2025.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		March 31, 2026		December 31, 2025
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Residential investor loans held-for-sale (1)	3	$14,830	$14,830	$14,414	$14,414
Cash and cash equivalents	1	202,414	202,414	255,664	255,664
Restricted cash	1	92,285	92,285	193,446	193,446

Liabilities
Debt obligation facilities and other financing	2	$4,112,303	$4,112,887	$4,045,578	$4,046,266
ABS issued, net	3	—	—	58,431	58,386
Convertible notes, net	1	293,699	301,256	292,993	299,045
Trust preferred securities and subordinated notes, net	3	138,917	83,700	138,906	80,910
Senior Notes	1	322,449	317,803	321,905	335,904
Guarantee obligations (2)	3	4,074	2,564	1,267	2,627
(1)Balance consists of residential investor loans reported at the lower of cost or market for which the carrying value approximates fair value at March 31, 2026.
(2)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three months ended March 31, 2026, we elected the fair value option for $45 million of securities, $6.58 billion (principal balance) of residential consumer loans, and $438 million (principal balance) of residential investor loans.
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
March 31, 2026
(Unaudited)

Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans and hold a retained portion for investment.
The following table summarizes the classifications and fair values of the securitized and unsecuritized residential consumer loans owned at March 31, 2026 and December 31, 2025.
Table 7.1 – Classifications and Fair Values of Residential Consumer Loans

March 31, 2026	Unsecuritized Loans	Securitized Loans
(In Thousands)			Total
Held-for-sale at fair value	$3,063,421	$—	$3,063,421
Held-for-investment at fair value	—	18,236,463	18,236,463
Total Residential Consumer Loans	$3,063,421	$18,236,463	$21,299,884

December 31, 2025	Unsecuritized Loans	Securitized Loans
(In Thousands)			Total
Held-for-sale at fair value	$3,092,014	$—	$3,092,014
Held-for-investment at fair value	—	14,843,747	14,843,747
Total Residential Consumer Loans	$3,092,014	$14,843,747	$17,935,761
At March 31, 2026, we owned mortgage servicing rights associated with $3.0 billion (principal balance) of residential consumer loans that were purchased from third-party originators. The value of these MSRs is included in the fair value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans. Refer to Note 16 for further information on our consolidated VIEs.
At March 31, 2026, we had $4.1 billion in commitments to acquire residential consumer loans. See Note 13 for additional information on these commitments.
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of unsecuritized residential consumer loans held-for-sale at March 31, 2026 and December 31, 2025.
Table 7.2 – Characteristics of Unsecuritized Residential Consumer Loans Held-for-Sale

(Dollars in Thousands)	March 31, 2026	December 31, 2025
UPB	$3,004,597	$3,022,360
Fair value of loans	3,063,421	3,092,014
Market value of loans pledged as collateral under short-term borrowing agreements	3,050,559	3,066,067
Weighted average coupon	6.47%	6.59%
At March 31, 2026 and December 31, 2025, residential consumer loans held for sale that were 90 or more days delinquent had unpaid principal balances of $2 million and $721 thousand, respectively, and average loan balances of $230 thousand and $721 thousand, respectively. At both March 31, 2026 and December 31, 2025, there were no residential consumer loans held for sale in foreclosure.
During the three months ended March 31, 2026 and 2025, mortgage banking activities, net were $25 million and $22 million, respectively, and included changes in fair value of residential consumer loans held-for-sale, loan purchase commitments, and related risk management derivatives in our Sequoia Mortgage Banking and Aspire Mortgage Banking segment. See Note 5 for additional information.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
The following table provides the activity of residential consumer loans held-for-sale ("HFS") during the three months ended March 31, 2026 and 2025.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended March 31,
(In Thousands)	2026	2025
Principal balance of loans acquired	$6,581,837	$2,337,185
Principal balance of loans sold	1,570,549	420,513
Principal balance of loans sold to unconsolidated securitization	391,277	—
Principal balance of loans transferred from HFS to HFI	4,589,492	1,623,900
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Securitized loans and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the securitized residential consumer loans held-for-investment at March 31, 2026 and December 31, 2025.
Table 7.4 – Characteristics of Securitized Residential Consumer Loans Held-for-Investment

(Dollars in Thousands)	March 31, 2026	December 31, 2025
UPB	$18,439,925	$15,048,820
Average loan balance (UPB)	$885	$915
Fair value of loans (1)	$18,236,463	$14,843,747
Weighted average coupon	5.77%	5.68%

Delinquency information
UPB of loans with 90+ day delinquencies (2)	$40,864	$42,872
Average 90+ days delinquent balance (UPB)	801	766
UPB of loans in foreclosure	12,849	16,709
Average foreclosure balance (UPB)	714	726
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
The following table provides the activity of securitized jumbo residential consumer loans held-for-investment during the three months ended March 31, 2026 and 2025.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment

	Three Months Ended March 31,
(In Thousands)	2026	2025
Principal value of loans transferred from HFS to HFI (1)	$4,589,492	$1,623,900
Net market valuation (losses) gains recorded	(132,163)	140,278
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with jumbo securitization

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 8. Residential Investor Loans
We originate and invest in residential investor loans, including term loans and bridge loans. Residential investor term loans consist of mortgage loans secured by stabilized residential real estate, primarily 1–4 unit and multifamily properties, held as rental investments. Residential investor bridge loans are first‑lien, interest‑only loans secured by residential real estate that is vacant or partially occupied and undergoing renovation, rehabilitation, or construction.
The following table summarizes the classifications and fair values of the securitized and unsecuritized residential investor loans at March 31, 2026 and December 31, 2025.
Table 8.1 – Classifications and Fair Values of Residential Investor Loans

March 31, 2026	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$72,541	$—	$324,025	$—	$396,566
Held-for-investment at fair value	—	1,833,827	—	1,080,152	2,913,979
Total Residential Investor Loans	$72,541	$1,833,827	$324,025	$1,080,152	$3,310,545

December 31, 2025	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$202,422	$—	$310,931	$—	$513,353
Held-for-investment at fair value	—	1,985,910	—	1,117,401	3,103,311
Total Residential Investor Loans	$202,422	$1,985,910	$310,931	$1,117,401	$3,616,664
(1)At March 31, 2026 and December 31, 2025, Residential investor bridge loans held-for-sale include $15 million and $14 million, respectively, of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
Nearly all of the outstanding residential investor term loans at March 31, 2026 were first-lien, fixed-rate loans with original maturities of 5 to 30 years.
The outstanding residential investor bridge loans held-for-investment at March 31, 2026 were first-lien, interest-only loans with original maturities of 8 to 36 months and were comprised of 46% one-month SOFR-indexed adjustable-rate loans, and 54% fixed-rate loans.
At March 31, 2026, we had $203 million in commitments to fund additional advances on existing residential investor bridge loans, of which $92 million related to loans currently in securitizations sponsored by one of our joint ventures. See Note 19 for additional information on these commitments. During the three months ended March 31, 2026, we sold $208 million of residential investor bridge loans, net of $28 million of construction draws, to one of our joint ventures. See Note 12 for additional information on these joint ventures.
During the three months ended March 31, 2026 and 2025, income from mortgage banking activities, net were $7 million and $11 million, respectively, and included changes in fair value of residential investor loans held-for-sale, interest rate lock commitments, and related risk management derivatives in our CoreVest Mortgage Banking segment. See Note 5 for additional information. During the three months ended March 31, 2026 and 2025, Fee income, net was $3 million and $2 million, respectively, and primarily included portfolio administration fees earned on term and bridge loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table provides the activity of unsecuritized residential investor loans during the three months ended March 31, 2026 and 2025.
Table 8.2 – Activity of Residential Investor Loans

	Three Months Ended March 31,
	2026		2025
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$167,590	$264,832	$188,218	$266,144
Principal balance of loans acquired (1)	5,578	—	6,800	—
Principal balance of loans sold to third parties (2)	296,798	397,293	182,415	156,493
Transfer of loans between portfolios (3)	—	74,747	—	50,619
(1)Represents loans repurchased pursuant to contractual obligations
(2)For the three months ended March 31, 2026 and 2025 the principal balance of loans sold to third parties is net of $28 million and $16 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
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
Residential Investor Loan Characteristics
The following table provides the activity of securitized residential investor loans held-for-investment during the three months ended March 31, 2026 and 2025.
Table 8.3 – Activity of Securitized Residential Investor Loans Held-for-Investment

	Three Months Ended March 31,
	2026		2025
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation (losses) gains recorded	$(14,540)	$5,183	$(69)	$(3,694)
Fair value of loans transferred to HFI	—	74,747	—	50,619

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following tables summarize the characteristics of securitized and unsecuritized residential investor loans at March 31, 2026 and December 31, 2025.
Table 8.4 – Characteristics of Residential Investor Loans

March 31, 2026	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$81,851	$1,957,775	$353,915	$1,059,625
Average UPB of loans	780	3,040	2,283	1,417
Fair value of loans	72,541	1,833,827	324,025	1,080,152
Weighted average coupon	6.96%	5.26%	8.95%	8.90%
Weighted average remaining loan term (years)	15	4	1	1
Market value of loans pledged as collateral under debt facilities	$4,569	N/A	$268,143	$1,080,152

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$43,907	$200,008	$82,116	$83,390
Average UPB of 90+ days delinquent loans (2)	10,977	3,922	9,124	1,604
Fair value of 90+ day delinquencies (2)	34,096	N/A	54,587	84,366
Unpaid principal balance of loans in foreclosure (3)	—	17,066	1,055	30,810
Average UPB in foreclosure (3)	—	2,133	1,055	856
Fair value in foreclosure (3)	—	N/A	648	31,496

December 31, 2025	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$205,584	$2,083,080	$339,394	$1,099,350
Average UPB of loans	1,326	3,041	3,058	1,323
Fair value of loans	202,422	1,985,910	296,518	1,117,401
Loans held at lower of cost or market	—	—	14,414	—
Weighted average coupon	6.72%	5.26%	8.96%	8.95%
Weighted average remaining loan term (years)	13	4	1	1
Market value of loans pledged as collateral under debt facilities	$109,652	N/A	$255,255	$1,117,401

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (2)	$52,380	$209,560	$89,504	$48,438
Average UPB of 90+ days delinquent loans (2)	6,547	4,459	5,967	1,425
Fair value of 90+ day delinquencies (2)	44,680	N/A	64,998	47,439
Unpaid principal balance of loans in foreclosure (3)	—	28,089	22,838	18,882
Average UPB in foreclosure (3)	—	2,554	22,838	1,259
Fair value in foreclosure (3)	—	N/A	16,672	18,538
(1)The fair value of the Term and Bridge loans held by consolidated entities were based on the fair value of the ABS issued by these entities including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for CFEs.
(2)The number of loans 90+ days delinquent includes loans in foreclosure.
(3)May include loans that are less than 90 days delinquent and loans where foreclosure is being pursued as a disposition strategy.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table presents the UPB of residential investor loans recorded on our consolidated balance sheets at March 31, 2026 and December 31, 2025 by collateral / product type.
Table 8.5 – Residential Investor Loans Collateral / Product Type

March 31, 2026	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$6,217	$1,512,087	$—	$—
Multifamily (1)	38,616	445,345	—	—
Debt Service Coverage Ratio ("DSCR")	37,018	343	—	—
Bridge
Build for Rent ("BFR") (2) (3)	—	—	101,105	502,676
Residential Transition Loans (“RTL”) (4)	—	—	76,274	442,920
Multifamily (5)	—	—	169,235	114,029
Other	—	—	7,301	—
Total Residential Investor Loans	$81,851	$1,957,775	$353,915	$1,059,625

December 31, 2025	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$93,605	$1,620,277	$—	$—
Multifamily (1)	55,299	462,803	—	—
Debt Service Coverage Ratio ("DSCR")	56,680	—	—	—
Bridge
Build for Rent ("BFR") (2) (3)	—	—	109,064	500,497
Residential Transition Loans (“RTL”) (4)	—	—	42,107	486,352
Multifamily (5)	—	—	181,977	111,446
Other	—	—	6,246	1,055
Total Residential Investor Loans	$205,584	$2,083,080	$339,394	$1,099,350
(1)Includes loans underwritten primarily based on the property’s cash flows rather than the borrower’s personal income.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock for light to moderate renovation or to finance new construction of residential properties for rent.
(3)At March 31, 2026 and December 31, 2025, includes $154 thousand and $2 million of Single Asset Bridge ("SAB") loans in Unsecuritized Bridge and $45 million and $48 million of SAB loans in Securitized Bridge.
(4)Includes short‑term loans secured primarily by 1–4 unit properties used to acquire, renovate, or reposition properties prior to stabilization or exit.
(5)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Loan Modifications
For the three months ended March 31, 2026, consistent with our strategic alignment with our core business strategies, we adopted a more accelerated approach to resolving modified and legacy loans, advancing the wind-down of underperforming legacy assets to reduce long-term exposure to non-core assets. This includes loan and REO sales, structured exits, and, where necessary, foreclosure or liquidation processes on assets with limited workout potential.
We utilize a rigorous and consistently implemented fair value process when evaluating these loans, which involves management’s review of updated appraisals, collateral performance, sales cost estimates, and independent market data when available. This approach, conducted in accordance with GAAP, is designed to ensure that valuations reflect current conditions and project-specific risks. The actual amounts ultimately recovered—whether through foreclosure, collateral sale, or alternative resolutions, such as discounted payoffs or loan sales—may differ significantly from our estimates and could materially affect future earnings. In exchange for a modification, we may receive a partial repayment of principal, capitalized interest for a portion of interest due, a capital infusion to replenish interest or capital improvement reserves, and/or termination of all or a portion of the remaining unfunded loan commitment.
For the three months ended March 31, 2026 and 2025, we modified or put into forbearance loans with a total aggregate UPB of $182 million and $206 million, respectively. This balance primarily included modifications involving extensions of loan maturities and/or covenant terms ("Simple Modifications") and modifications involving changes to the contractual interest rates (including, in certain cases, deferrals of interest) on loans, which may also include maturity extensions ("Complex Modifications"). An increase in maturity extensions would increase the expected time to repayment with a potential impact on fair values and credit losses. Certain loans may represent subsequent modifications of loans that had been previously modified in a prior reporting period. These further modifications may include adjustments to repayment rates, deferral of interest, floating-to-fixed conversions, maturity extensions (with forbearance or partial repayments), and changes to interest reserves or project completion milestones.
The following table presents a summary of loan modifications by loan terms type for the three months ended March 31, 2026.
Table 8.6 – Summary of Modification by Loan Terms

March 31, 2026	Unpaid Principal Balance	Weighted Average Contractual Interest Rate	Weighted Average Deferred Interest Rate	Average Month Length of Maturity Extensions
(Dollars in Thousands)
Simple Modifications (Extensions)	$163,260	N/A	N/A	6
Complex Modifications	18,793	8.50%	—%	3
Total Loan Modifications (1)	$182,053
(1)Included in this population are loans that had been previously modified in a prior period, with an aggregate unpaid principal balance of $15 million involving previous Simple Modifications and $19 million involving previous Complex Modifications.
For the three months ended March 31, 2025, loans with an aggregate UPB of $138 million were Simple Modifications and involved the extension of maturities and/or covenant terms. For the three months ended March 31, 2025, loans with an aggregate UPB of $68 million were Complex Modifications and primarily involved adjustments to contractual interest pay rates (including, in certain cases, deferrals of interest). Modifications on these loans maintained a contractual interest rate of approximately 5.00%, and there were no modifications involving interest deferrals. Of this population, we further modified loans that had been previously modified in a prior period, with an aggregate unpaid principal balance of $68 million.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Non-accrual Loans
Non-accrual loans include both securitized and unsecuritized residential investor loans. At March 31, 2026, residential investor loans with an aggregate UPB of $280 million and an aggregate fair value of $242 million were on non-accrual status. Of this balance, loans with $189 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $91 million aggregate UPB were on non-accrual of deferred interest. As of March 31, 2026, the majority of these loans were included within our Legacy Investments portfolio and had an aggregate UPB of $245 million and an aggregate fair value of $207 million. Of this balance, loans with $153 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $91 million aggregate UPB were on non-accrual of deferred interest.
At December 31, 2025, residential investor loans with an aggregate UPB of $291 million and an aggregate fair value of $255 million were on non-accrual status. Of this balance, loans with $202 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $90 million aggregate UPB were on non-accrual of deferred interest. As of December 31, 2025, the majority of these loans were included within our Legacy Investments portfolio and had an aggregate UPB of $243 million and an aggregate fair value of $208 million. Of this balance, loans with $153 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $90 million aggregate UPB were on non-accrual of deferred interest.
Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated jumbo loan securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at March 31, 2026 and December 31, 2025.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	March 31, 2026	December 31, 2025
Trading	$182,137	$135,459
AFS	294,250	287,557
Total Real Estate Securities	$476,387	$423,016
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
Refer to Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information and our accounting policies for our trading and AFS real estate securities.
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities generally include both residential and multifamily mortgage-backed interest-only and subordinate securities. Refer to Note 6 for further information on the inputs into the fair valuation of our trading securities.
AFS Securities
During 2025, as part of the sale of a $484 million in fair value of legacy unsecuritized bridge loans and REO assets to a partnership structure created to accelerate the wind-down of the Legacy Investments portfolio (the "Legacy Trust"). In connection with this transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset.
The retained beneficial interest is valued using discounted expected cash flows that incorporate assumptions for expected recoveries on the underlying collateral, including the timing and amount of principal repayments, credit losses, and market discount rates. We did not record a separate allowance for credit losses at initial recognition because the fair value measurement already

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 9. Real Estate Securities - (continued)

reflected expected credit losses; however, we re-evaluate expected credit losses at each reporting period and record an allowance if updated expectations indicate one is required. During the three months ended March 31, 2026, we recognized a credit loss allowance expense of $3 million related to this retained beneficial interest.
Subsequent changes in fair value of the retained beneficial interest are recognized in Other comprehensive income (loss). Interest income is recognized using the cost recovery method, under which cash receipts are first applied to the recovery of the recorded investment balance, with income recognized only after the investment is fully recovered. See Note 8 to the Consolidated Financial Statements of our 2025 Annual Report on Form 10-K for further discussion on this transaction.

The following tables present the detail of our AFS securities, by position and collateral type, at March 31, 2026 and December 31, 2025.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

	March 31, 2026	December 31, 2025
(In Thousands)	Subordinate	Subordinate
Amortized cost	$271,082	$260,381
Gross unrealized gains	30,721	31,334
Gross unrealized losses	(3,194)	(3,092)
Allowance for credit losses	(4,359)	(1,066)
Total Carrying Value	$294,250	$287,557

	March 31, 2026	December 31, 2025
(In Thousands)	Subordinate	Subordinate
Other third-party securities	$192,610	$185,737
Sequoia securities	101,640	101,820
Total Fair Value	$294,250	$287,557
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of (loss) income. During the three months ended March 31, 2026, we had no sales of AFS securities. During the three months ended March 31, 2025, we recorded a gain of $1 million on our sales of AFS securities. During the three months ended March 31, 2026 and 2025, we had $4 million of net unrealized losses and $3 million of net unrealized gains on AFS securities, respectively.
At March 31, 2026, we had $190 million AFS securities with contractual maturities less than five years, $4 million AFS securities with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at March 31, 2026 and December 31, 2025.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
March 31, 2026	$—	$—	$21,969	$(3,194)
December 31, 2025	—	—	22,079	(3,092)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 9. Real Estate Securities - (continued)

At March 31, 2026, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 63 AFS securities, of which 11 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2025, our consolidated balance sheet included 63 AFS securities, of which 11 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer.
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
The following table details the activity related to the allowance for credit losses for AFS securities for the three months ended March 31, 2026 and 2025.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Three Months Ended March 31,
(In Thousands)	2026	2025
Beginning balance allowance for credit losses	$1,066	$921
Additional increase (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	3,293	(67)
Ending balance of allowance for credit losses	$4,359	$854
Note 10. Home Equity Investments (HEI)
In 2025, we began reporting our third-party originated HEI portfolio within the Legacy Investments segment, consistent with how the CODM evaluates financial performance and allocates resources across our reportable segments. We historically invested in HEI contracts acquired from third party originators, however, we have ceased allocating capital to new investments in third-party originated HEI contracts and, between 2023 and early in the second quarter of 2026, we originated HEI directly through our own Aspire HEI platform. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
At March 31, 2026, within our Legacy Investments segment, we co-sponsored one HEI securitization entity, which is consolidated in accordance with GAAP, and for which we have elected to account under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of (loss) income.
The following table presents our HEI at March 31, 2026 and December 31, 2025.
Table 10.1 – Home Equity Investments

(In Thousands)	March 31, 2026	December 31, 2025
Unsecuritized HEI	$145,069	$138,762
HEI held at consolidated HEI securitization entity	196,032	191,121
Total Home Equity Investments at fair value (1)	$341,101	$329,883
(1)At March 31, 2026 and December 31, 2025, balance includes $322 million and $314 million, respectively, of third-party originated HEI included in our Legacy Investments segment, including amounts held through our consolidated HEI securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following table details our HEI activity during the three months ended March 31, 2026 and 2025. Changes in the value of HEI during the three months ended March 31, 2026 are driven by incremental fair value adjustments.
Table 10.2 – Activity of HEI

	Three Months Ended March 31,
	2026		2025
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$2,612	$—	$1,834	$—
Net market valuation gains recorded	5,109	7,386	7,136	11,912
The following table provides the components of HEI income, net for the three months ended March 31, 2026 and 2025.
Table 10.3 – Components of HEI Income, net

	Three Months Ended March 31,
(In Thousands)	2026	2025
Net market valuation gains recorded on Unsecuritized HEI	$5,109	$7,136
Net market valuation gains recorded on Securitized HEI	7,386	11,912
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(2,207)	(3,769)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(3,286)	(5,208)
Other	107	$95
Total HEI income, net	$7,109	$10,166
(1)Amount includes interest expense associated with ABS issued, which totaled $2 million and $3 million, for both the three months ended March 31, 2026 and 2025, respectively.
Note 11. Servicing Investments
Servicing Investments at March 31, 2026 and December 31, 2025 are summarized in the following table.
Table 11.1 – Components of Servicing Investments

(In Thousands)	March 31, 2026	December 31, 2025
Servicer advance investments, at fair value	$219,923	$231,227
Excess MSRs, at fair value	39,991	37,971
MSRs, at fair value	39,782	33,032
Total Servicing Investments	$299,696	$302,230
We account for our Servicer advance investments, Excess MSRs and MSRs at fair value. Refer to Note 6 for further information on the inputs into the fair valuation of these components. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these components and related transactions.
For the three months ended March 31, 2026 and 2025, income from Servicing investments included Other interest income of $6 million and $7 million, respectively, Investment fair value changes, net of positive $9 million and negative $3 million, respectively, and Servicing income, net of $8 million and $3 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 12. Strategic Investments
Strategic Investments at March 31, 2026 and December 31, 2025 are summarized in the following table.
Table 12.1 – Components of Strategic Investments

(In Thousands)	March 31, 2026	December 31, 2025
Strategic investments, equity method	$60,013	$59,337
Strategic investments, measurement alternative	26,527	26,235
Strategic investments, at fair value	10,123	6,310
Other investments	10,065	10,076
Total Strategic Investments	$106,728	$101,958
Income from Strategic Investments for the three months ended March 31, 2026 and 2025 are summarized in the following tables.
Table 12.2 – Components of Income From Strategic Investments, net

	Three Months Ended March 31,
(In Thousands)	2026	2025
Other (loss) income, net (1)	$457	$1,179
Investment fair value changes, net (2)	3,578	(80)
Total Strategic Investments Income, Net	$4,035	$1,099
(1)Represents net equity method earnings from our Strategic investments that are accounted for under the equity method.
(2)Includes Investment fair value changes related to our Strategic investments that are accounted for under the measurement alternative for equity securities without readily determinable fair values. Under this approach, investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, or for impairment.
For the three months ended March 31, 2026, includes Investment fair value gains of $2 million and investment fair value losses of $0.01 million, under the measurement alternative. For the three months ended March 31, 2025, includes Investment fair value gains of $0.5 million and investment fair value losses of $0.4 million, under the measurement alternative.
Depending on the terms of the strategic investments, we may account for these investments under the fair value option, as non-marketable equity securities under the equity method of accounting or the measurement alternative for equity securities without readily determinable fair values. Refer to Note 6 for further information on the inputs into the fair valuation of these components. Refer to Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these components and related transactions.
Joint Ventures
We have established joint ventures with institutional investment managers to invest in residential investor bridge loans and term loans originated by our CoreVest subsidiary. As of March 31, 2026 and December 31, 2025, the carrying values of our investments in these joint ventures were $25 million and $24 million, respectively. We account for these investments under the equity method of accounting, reflecting our approximately 25% non-controlling interests and our ability to exert significant influence over the operations of the joint ventures. The carrying values are adjusted quarterly to reflect our share of earnings or losses, dividends received, or returns of capital. For the three months ended March 31, 2026 and 2025, we recognized net equity method loss of $0.1 million and earnings of $0.1 million, respectively, for one joint venture, and net equity method earnings of $0.5 million and $2 million, respectively, for the other. These amounts are recorded within “Other income, net” in our Consolidated Statements of Income.
In connection with one of these joint ventures, we also hold a note receivable from the joint venture. At March 31, 2026, the outstanding balance on this note receivable was $10 million and is included in Other Investments in Table 12.1 above. For the three months ended March 31, 2026, we recognized $0.2 million in interest on this note.
See Note 8 for further information on residential bridge loans sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 13. Derivative Financial Instruments
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. We account for our derivative contracts, including loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") qualifying as derivatives under GAAP, at fair value. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2026, we assessed this risk as remote and did not record an associated specific valuation adjustment. At March 31, 2026, we were in compliance with our derivative counterparty ISDA agreements.
The following table presents the fair value and notional amount of our derivatives at March 31, 2026 and December 31, 2025.
Table 13.1 – Fair Value and Notional Amount of Derivatives

	March 31, 2026		December 31, 2025
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
TBAs	$56,893	$9,775,000	$38,686	$14,690,000
Interest rate futures	12,888	1,270,400	17,772	2,431,300
Swaptions	75,222	11,525,000	31,119	9,850,000
Assets - Other Derivatives
LPCs and IRLCs	9,877	2,021,119	18,020	3,497,565
Total Assets (1)	$154,880	$24,591,519	$105,597	$30,468,865

Liabilities - Risk Management Derivatives
TBAs	$(144,127)	$15,655,000	$(22,252)	$8,750,000
Interest rate futures	(2,080)	495,000	(4,721)	1,969,000
Liabilities - Other Derivatives
LPCs	(10,037)	2,142,921	(1,177)	369,734
Total Liabilities (1)	$(156,244)	$18,292,921	$(28,150)	$11,088,734
Total Derivatives, Net (1)	$(1,364)	$42,884,440	$77,447	$41,557,599
(1)For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.
The following table presents the market valuation gains and losses on our derivatives for the three months ended March 31, 2026 and 2025.
Table 13.2 – Market Valuation Gains (Losses) on Derivatives, net

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(In Thousands)
Risk Management Derivatives (1)	$(69,656)	$38,473
LPCs and IRLCs (2)	1,906	31,254
Market Valuation Gains (Losses) on Derivatives, net	$(67,750)	$69,727
(1)Market valuation (losses) gains on risk management derivatives used to manage the mark-to-market risks associated with our Mortgage Banking platforms are recorded in Mortgage banking activities, net and market valuation gains (losses) on all other derivatives are recorded in Investment fair value changes, net on our consolidated statements of income.
(2)Market valuation gains on LPCs and IRLCs are recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $59 million and $60 million at March 31, 2026 and December 31, 2025, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three months ended March 31, 2026 and 2025, we reclassified $1 million, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of March 31, 2026, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
Note 14. Offsetting Assets and Liabilities
Certain of our derivatives and debt obligations are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our balance sheets. However, we do not elect to report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our master netting arrangements.
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at March 31, 2026 and December 31, 2025.
Table 14.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2026 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Swaptions	$75,222	$—	$75,222	$—	$(44,984)	$30,238
TBAs	56,893	—	56,893	(56,893)	—	—
Interest rate futures	12,888	—	12,888	(2,080)	—	10,808
Total Assets	$145,003	$—	$145,003	$(58,973)	$(44,984)	$41,046

Liabilities (2)
TBAs	$(144,127)	$—	$(144,127)	$56,893	$62,778	$(24,456)
Interest rate futures	(2,080)	—	(2,080)	2,080	—	—
Loan warehouse debt	(1,045,739)	—	(1,045,739)	1,045,739	—	—
Total Liabilities	$(1,191,946)	$—	$(1,191,946)	$1,104,712	$62,778	$(24,456)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 14. Offsetting Assets and Liabilities - (continued)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2025 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$31,119	$—	$31,119	$—	$(21,546)	$9,573
TBAs	38,686	—	38,686	(19,346)	(19,340)	—
Futures	17,772	—	17,772	(4,660)	—	13,112
Total Assets	$87,577	$—	$87,577	$(24,006)	$(40,886)	$22,685

Liabilities (2)
TBAs	$(22,252)	$—	$(22,252)	$19,346	$—	$(2,906)
Futures	(4,721)	—	(4,721)	4,660	61	—
Loan warehouse facilities	(1,506,143)	—	(1,506,143)	1,506,143	—	—
Total Liabilities	$(1,533,116)	$—	$(1,533,116)	$1,530,149	$61	$(2,906)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 15. Other Assets and Liabilities
Other Assets
Other assets at March 31, 2026 and December 31, 2025 are summarized in the following table.
Table 15.1 – Components of Other Assets

(In Thousands)	March 31, 2026	December 31, 2025
Accrued interest receivable	$143,415	$130,955
Real estate owned	121,167	124,270
Margin receivable	81,807	33,439
Investment receivable	46,185	38,082
Receivable from joint venture partners (1)	31,304	9,298
Deferred tax asset	12,352	12,352
Intangible assets	8,613	10,623
Fixed assets and leasehold improvements (2)	8,253	6,354
Operating lease right-of-use assets	8,059	8,902
Other (3)	47,349	39,247
Total Other Assets	$508,504	$413,522
(1)Receivables from joint venture partners primarily represent amounts due from joint ventures related to construction draw advances initially funded by the Company, operating expenses paid on behalf of joint ventures, and distributions receivable under contractual waterfall arrangements associated with securitized loans.
(2)Fixed assets and leasehold improvements had a basis of $23 million and accumulated depreciation of $15 million at March 31, 2026.
(3)Consists primarily of receivables related to escrow advances, prepaid assets and other receivables.
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held during the three months ended March 31, 2026.
Table 15.2 – REO Activity by Loan Type

	Three Months Ended March 31, 2026
(In Thousands)	Bridge Loans(1)	Sequoia Securitized Loans	Securitized Term Loans	Total
Balance at beginning of period	$102,383	$1,984	$19,903	$124,270
Transfers to REO	15,908	1,013	9,456	26,377
Liquidations (2)	(21,649)	—	—	(21,649)
Changes in fair value, net	(7,831)	—	—	(7,831)
Balance at End of Period	$88,811	$2,997	$29,359	$121,167
(1)Includes REO that were previously either legacy unsecuritized bridge loans or bridge loans within consolidated securitization entities.
(2)For the three months ended March 31, 2026, REO market valuation adjustments and liquidations resulted in net valuation losses of $8 million, which were recorded in Investment fair value changes, net on our consolidated statements of (loss) income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2026 and December 31, 2025 are summarized in the following table.
Table 15.3 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2026	December 31, 2025
Payable to non-controlling interests	$123,560	$120,177
Accrued interest payable	102,385	81,851
Margin payable	45,360	47,264
Accrued compensation	19,477	39,964
Accrued operating expenses	14,982	11,617
Current accounts payable	14,422	9,698
Unsettled trades	14,304	32,046
Operating lease liabilities	9,713	10,666
Repurchase reserve	5,650	7,466
Guarantee obligations	4,074	1,267
Preferred stock dividends payable	1,478	1,478
Bridge loan holdbacks (1)	503	2,253
Accrued taxes payable	—	1,437
Other	61,754	31,751
Total Accrued Expenses and Other Liabilities	$417,662	$398,935
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Legal and Repurchase Reserves
See Note 19 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 16 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at March 31, 2026, the carrying value of their interests was $28 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investor on a proportional basis and during the three months ended March 31, 2026, we allocated $3 million of income to the co-investor, respectively, recorded in Other expenses on our consolidated statements of income.
In 2023, Redwood and a third-party co-sponsored the transfer and securitization of HEI through a HEI securitization entity. Other third-party investors contributed HEI into this securitization through Redwood and retained subordinate beneficial interests issued by the securitization entity alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investor's interest in the HEI securitization entity as a liability, and at March 31, 2026, the carrying value of their interest was $47 million, representing the fair value of their economic interest in the beneficial interest issued by the HEI entity. During the three months ended March 31, 2026, the investors' share of earnings from their retained interests (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of (loss) income) were negative $3 million and were recorded through HEI Income, net on our consolidated statements of (loss) income.
In 2025, we completed two CAFL bridge loan securitizations sponsored by one of our joint ventures. These transactions involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through two bridge securitization entities. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entities. We account for the joint venture's interest in the bridge loan securitization entities as a liability and at March 31, 2026, the carrying value of their interests were $32 million, representing the fair value of their economic interest in the beneficial

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
interest issued. During the three months ended March 31, 2026, the joint venture's share of recognized income was $1 million related to its retained interests in these two securitizations, resulting in a $1 million net expense to Redwood in our consolidated statements of (loss) income.
In 2024, we completed a CAFL securitization of bridge loans sponsored by one of our joint ventures. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at March 31, 2026, the carrying value of their interest was $16 million, representing the fair value of their economic interest in the beneficial interest issued. During the three months ended March 31, 2026, the joint venture recognized an expense of $1 million related to its retained interest in this securitization, resulting in a $1 million net income to Redwood in our consolidated statements of (loss) income.
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at fair value or amortized cost. These include three Sequoia re-securitizations for which the ABS are accounted at fair value at March 31, 2026. See Note 17 for additional information regarding the Sequoia re-securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 16. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs at March 31, 2026 and December 31, 2025.
Table 16.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2026	Sequoia(1)	CAFL(2)	Servicing Investment(2)	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$18,236,463	$—	$—	$—	$18,236,463
Residential investor loans, held-for-investment	—	2,913,979	—	—	2,913,979
Real estate securities	174,251	—	—	—	174,251
Home equity investments	—	—	—	196,032	196,032
Other investments	—	—	256,639	—	256,639
Cash and cash equivalents	—	—	25,635	—	25,635
Restricted cash	435	48,719	—	5,404	54,558
Accrued interest receivable	87,201	26,189	1,888	—	115,278
Other assets	3,809	97,757	1,700	314	103,580
Total Assets	$18,502,159	$3,086,644	$285,862	$201,750	$22,076,415
Debt Obligations	$—	$—	$134,972	$—	$134,972
Accrued interest payable	68,806	9,839	275	—	78,920
Accrued expenses and other liabilities	103	66,813	38,338	47,471	152,725
Asset-backed securities issued	17,680,048	2,610,837	—	126,927	20,417,812
Total Liabilities	$17,748,957	$2,687,489	$173,585	$174,398	$20,784,429

Value of our investments in VIEs (1)	$734,731	$397,658	$112,277	$27,352	$1,272,018
Number of VIEs	80	21	3	1	105

December 31, 2025	Sequoia(1)	CAFL(2)	Servicing Investment(2)	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$14,843,746	$—	$—	$—	$14,843,746
Residential investor loans, held-for-investment	—	3,103,311	—	—	3,103,311
Real estate securities	165,092	—	—	—	165,092
Home equity investments	—	—	—	191,121	191,121
Other investments	—	—	265,771	—	265,771
Cash and cash equivalents	—	—	32,408	—	32,408
Restricted cash	266	161,780	—	5,696	167,742
Accrued interest receivable	73,864	23,330	1,924	—	99,118
Other assets	1,984	54,667	1,833	301	58,785
Total Assets	$15,084,952	$3,343,088	$301,936	$197,118	$18,927,094
Debt Obligations	$—	$—	$152,293	$—	$152,293
Accrued interest payable	57,525	7,210	261	—	64,996
Accrued expenses and other liabilities	121	57,301	39,248	44,185	140,855
Asset-backed securities issued	14,540,397	2,824,159	—	127,475	17,492,031
Total Liabilities	$14,598,043	$2,888,670	$191,802	$171,660	$17,850,175

Value of our investments in VIEs (1)	$470,496	$452,736	$110,134	$25,458	$1,058,824
Number of VIEs	72	23	3	1	99

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 16. Principles of Consolidation - (continued)
Footnotes to table 16.1
(1)The ABS from three Sequoia re-securitizations at March 31, 2026 and December 31, 2025, respectively, are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at March 31, 2026 and December 31, 2025). At March 31, 2026 and December 31, 2025, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $1.00 billion and $722 million, respectively, with the difference in value of our investments in these VIEs reflected in the March 31, 2026 and December 31, 2025 table above representing $174 million and $165 million, respectively, of consolidated Sequoia securities in the Sequoia re-securitizations and $444 million and $417 million, respectively, of ABS issued at fair value.
(2)At both March 31, 2026 and December 31, 2025, our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At December 31, 2025, two CAFL bridge loan securitization VIEs (included within the CAFL column) were not accounted for under the CFE election and their associated ABS issued were accounted for at amortized historical cost. These two CAFL bridge loan securitization VIEs were called during the three months ended March 31, 2026 and the associated ABS were paid off.
The fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election was $316 million and $330 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $66 million and $50 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests.
Unconsolidated VIEs with Continuing Involvement
During the three months ended March 31, 2026, we completed Aspire's inaugural securitization through our SPIRE securitization program, pursuant to which $391 million in UPB of non-QM loans were transferred to a securitization trust that is not consolidated. Additionally, in prior years, we have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2026.
We determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets and classified those MSRs as Level 3 assets. We also retained IO, senior and subordinate securities in these transfers that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which are performed by third-party sub-servicers) and the receipt of interest income associated with the securities we retained.
The following table presents additional information at March 31, 2026 and December 31, 2025, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales.
Table 16.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2026	December 31, 2025
On-balance sheet assets, at fair value:
Subordinate securities, classified as AFS	$290,276	$283,768
Interest-only, senior and subordinate securities, classified as trading	36,262	33,743
Mortgage servicing rights	12,803	12,029
Strategic investments, equity method	10,123	10,263
Funding commitment (1)	14,815	35,000
Maximum loss exposure (2)	$364,279	$374,803
(1)Represents Redwood’s agreement, entered into during 2025, to provide up to $35 million of capital support to a trust holding legacy unsecuritized bridge loans. As of March 31, 2026 we funded $20 million at closing, with up to $15 million remaining subject to specified portfolio triggers. Refer to Notes 8, 9, and 19 for additional information.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 17. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 16 for additional detail), with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at March 31, 2026 and December 31, 2025, along with other selected information, are summarized in the following table.
Table 17.1 – Asset-Backed Securities Issued

	March 31, 2026
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia (1)	$18,299,729	$17,680,048	2.50% to 8.18%	2028-2063	80
CAFL (2)	2,655,443	2,610,837	3.49% to 9.39%	2027-2040	21
HEI	126,548	126,927	6.72%	2053	1
ABS Issued at Fair Value	$21,081,720	$20,417,812
Total ABS Issued	$21,081,720	$20,417,812

	December 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$14,990,305	$14,540,397	2.50% to 8.38%	2028-2063	72
CAFL (2)	2,787,832	2,765,728	3.04% to 7.89%	2027-2040	21
HEI	127,172	127,475	6.72%	2053	1
ABS Issued at Fair Value	$17,905,309	$17,433,600
CAFL ABS at Amortized Cost	58,431	58,431	4.31% to 6.9%	2029	2
Total ABS Issued	$17,963,740	$17,492,031
(1)At March 31, 2026, includes three Sequoia re-securitization trusts for which the weighted average interest rate ranges from 6.10% to 8.18%.
(2)At March 31, 2026 and December 31, 2025, includes ABS issued from two consolidated VIE entities formed in connection with the financing of residential investor bridge loans sponsored by one of our joint ventures.
Generally, unless specified below, the actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At March 31, 2026, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 16 for detail on the carrying value components of the collateral for ABS issued and outstanding.
During the three months ended March 31, 2026, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $136 million (principal balance) of ABS issued to third parties and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 6.1% at issuance, increasing by 3.0% after the payment date occurring in February 2028. The ABS issued are subject to an optional redemption beginning in February 2028 and have a final stated maturity in September 2056. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At March 31, 2026, the collateral for the Sequoia re-securitization trust included $21 million of consolidated Sequoia and third-party securities as well as $172 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at March 31, 2026. See Note 16 for further information regarding our Principles of consolidation on this trust.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 17. Asset-Backed Securities Issued - (continued)
During the three months ended March 31, 2026, we completed a $225 million CAFL bridge loan securitization backed by a mix of performing, re-performing and non-performing residential investor loans and REO. In the same period, we exercised our optional redemption rights on three consolidated CAFL bridge securitization entities and paid off the associated underlying ABS. The securitization collateral included approximately $223 million of loans, $38 million of REO and $16 million of restricted cash, primarily sourced from our called CAFL securitizations issued between 2021 and 2023 and $66 million of loans and $19 million of REO from our Legacy Investments portfolio. We consolidated the issuing entity, which we determined to be a VIE for which we are the primary beneficiary, and elected CFE accounting treatment, carrying the ABS issued at fair value with changes recorded through Investment fair value changes, net on our consolidated statements of (loss) income. At issuance, the ABS had a principal balance and net carrying value of $225 million and a weighted average stated coupon of 7.1%. The ABS are subject to optional redemption beginning in March 2027, with interest rate step-ups of 3.0% beginning in April 2029 and 4.0% beginning in April 2030 through final maturity in March 2036.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 17 to the Consolidated Financial Statements of our 2025 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
At March 31, 2026, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these investments. Refer to Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our debt obligations.
The following tables summarize our debt obligations at March 31, 2026 and December 31, 2025.
Table 18.1 – Debt Obligations, Net

	March 31, 2026
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Facilities:
Residential consumer loan warehouse facilities	9	$2,854,214	$2,854,215	$4,700,000	5.43%	4/2026-3/2027	$3,050,559
Residential investor loan warehouse facilities	4	104,760	104,443	725,000	6.90%	5/2026-12/2026	119,870
Real estate securities repurchase facilities	2	71,623	71,623	—	4.70%	4/2026-6/2026	91,096
Real estate securities repurchase facilities IO	1	32,838	32,838	75,000	6.68%	6/2026	45,106
Residential MSR warehouse facility	1	114,457	114,457	125,000	6.92%	1/2027	263,286
HEI warehouse facility	1	43,073	43,073	150,000	8.17%	12/2026	99,351
Servicer advance financing	1	135,239	134,972	200,000	5.63%	12/2026	219,923

Recourse Subordinate Securities Financing:
CAFL securities (3)	1	262,091	261,506	(a)	7.54%	9/2028	315,654
Sequoia and other third-party securities (3)	1	85,270	85,270	(a)	7.27%	6/2027	104,367

Long-Term Facilities:
Residential investor loan warehouse facilities	2	75,793	75,778	1,300,000	6.88%	8/2027	152,842
Secured revolving financing facility (4)	1	330,883	325,769	400,000	8.67%	3/2027	563,436

Corporate Debt:
Promissory notes (3) (5)	3	8,359	8,359	(a)	6.91%	N/A	(b)
7.75% convertible senior notes (3)	1	297,170	293,699	(a)	7.75%	6/2027	(b)
Trust preferred securities and subordinated notes	2	139,500	138,917	(a)	6.18%	1/2037, 7/2037	(b)
9.125% Senior Notes (3)	1	59,127	57,561	(a)	9.13%	3/2029	(b)
9.0% Senior Notes (3)	1	84,015	81,782	(a)	9.00%	9/2029	(b)
9.125% Senior Notes (3)	1	89,232	86,429	(a)	9.13%	3/2030	(b)
9.5% Senior Notes (3)	1	100,000	96,677	(a)	9.50%	12/2030	(b)
Total Debt Obligations		$4,887,644	$4,867,368				$5,025,490

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 18. Debt Obligations, Net - (continued)

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

Recourse Subordinate Securities Financings:
CAFL securities (3)	1	263,063	262,374	(a)	7.54%	9/2028	330,212
Sequoia and other third-party securities (3)	1	87,477	87,477	(a)	7.27%	6/2027	109,686

Long Term Facilities:
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
(1)Carrying value presented net of total deferred issuance costs of $20 million and $23 million at March 31, 2026 and December 31, 2025, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 18. Debt Obligations, Net - (continued)

Corporate Debt
Convertible Notes
In June 2022, we issued $215 million principal amount of 7.75% convertible senior notes due 2027. These notes require semi-annual interest payments at a fixed annual coupon rate of 7.75% until maturity or conversion, which will be no later than June 15, 2027. After deducting the underwriting discount and offering costs, we received $208 million of net proceeds. In October 2024, we issued an additional $40 million of these 7.75% senior notes due 2027 in a private offering, resulting in net proceeds of approximately $39 million. In August 2025, we issued an additional $50 million of these 7.75% senior notes due 2027, resulting in net proceeds of approximately $49 million. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. At March 31, 2026, the conversion rate of the notes was 95.6823 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $10.45 per common share). During both the three months ended March 31, 2026 and 2025 we repurchased zero par value of these notes.
Note 19. Commitments and Contingencies
Lease Commitments
At March 31, 2026, we were obligated under eight non-cancelable operating leases with expiration dates through 2031 for $11 million of cumulative lease payments. For both the three months ended March 31, 2026 and 2025, our operating lease expense was $1 million.
At March 31, 2026, our operating lease liabilities were $10 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $8 million, which were a component of Other assets.
Commitment to Fund Residential Investor Bridge Loans
As of March 31, 2026, we had commitments to fund up to $203 million of additional advances on existing residential investor bridge loans, of which $92 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At March 31, 2026, we carried a $0.02 million contingent liability related to these commitments to fund construction advances. During the three months ended March 31, 2026, we recorded net market valuation income of $0.1 million related to this liability through Investment of fair value changes, net and on our consolidated statements of income.
During 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support to the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. As of March 31, 2026, we funded $20 million, with $15 million in remaining funding commitments if certain triggers are met. The arrangement was determined to have an initial fair value of zero and had a fair value of $0.2 million at March 31, 2026. The fair value will be re-evaluated each reporting period. See Notes 8 and 9 for further discussion on this transaction.
Commitment to Fund Joint Ventures
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $140 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At March 31, 2026, we had contributed $50 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At March 31, 2026, we had contributed $6 million of capital to the joint venture.
For additional information related to our commitments and contingencies, see Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 19. Commitments and Contingencies - (continued)
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 19 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
For additional information related to our commitments and contingencies, see Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 20. Equity
The following table provides a summary of changes to accumulated other comprehensive income (loss) by component for three months ended March 31, 2026 and 2025.
Table 20.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$28,242	$(59,911)	$(31,669)	$20,967	$(64,038)	$(43,071)
Other comprehensive income before reclassifications	(4,189)	—	(4,189)	3,422	—	3,422
Amounts reclassified from other accumulated comprehensive income (loss)	3,473	1,018	4,491	(709)	1,018	309
Net current-period other comprehensive (loss) income	(716)	1,018	302	2,713	1,018	3,731
Balance at End of Period	$27,526	$(58,893)	$(31,367)	$23,680	$(63,020)	$(39,340)
The following table provide a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025.
Table 20.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2026	2025
Net Realized (Gain) Loss on AFS Securities
Net increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$3,473	$(67)
(Gain) on sale of AFS securities	Realized gains, net	—	(642)
		$3,473	$(709)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,018	$1,018
		$1,018	$1,018

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 20. Equity - (continued)
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the three months ended March 31, 2026 and 2025, we did not issue any common shares through ATM offerings. At March 31, 2026, the remaining share issuance capacity under this program was approximately $175 million.
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
During the three months ended March 31, 2026, the Company declared preferred stock dividends of $0.625 per preferred share. At March 31, 2026, preferred dividends payable totaling $1 million for the first quarter 2026 dividend were included in Accrued expenses and other liabilities and were payable on April 15, 2026 to preferred stockholders of record on April 1, 2026.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended March 31, 2026, we did not issue shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At March 31, 2026, approximately six million shares remained outstanding for future offerings under this plan.
Common Stock Warrants
In conjunction with establishing the joint venture with an institutional investment manager in the first quarter of 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the “First Tranche Warrants”); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the “Second Tranche Warrants” and together with the First Tranche Warrants, the “Warrants”). Following an amendment to the terms of the Warrants in October 2025, the First Tranche Warrants are exercisable until September 18, 2030, and the Second Tranche Warrants, which vested upon achievement of specified deployment thresholds related to the joint venture, are also exercisable until September 18, 2030; the strike price of the Warrants is $6.96. The Warrants also contain a mandatory exercise provision, exercisable at Redwood’s option upon satisfaction of specified conditions, including the trading price of Redwood’s common stock exceeding a specified premium to the exercise price. Exercises of any Warrants will be settled on a net basis.
The Warrants met the criteria for equity classification under GAAP and are recorded as a component of Additional paid-in-capital in Equity on our Consolidated Balance Sheets. The Warrants were valued at $0.8 million on the issuance date and following the October 2025 amendment, are not subject to subsequent remeasurement. See Note 21 for discussion on the impact of the Warrants on earnings per common share.
For additional information related to our equity, see Note 20 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Stock Repurchases
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible debt. This authorization replaced our previous $125 million common stock repurchase authorization. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2026, we did not repurchase any shares of our common or preferred stock under these programs. At March 31, 2026, $111 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)
Note 21. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2026 and 2025.
Table 21.1 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2026	2025
Basic (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(7,253)	$14,397
Less: Dividends and undistributed earnings allocated to participating securities	(1,256)	(1,412)
Net (loss) income (related) available to common stockholders	$(8,509)	$12,985
Basic weighted average common shares outstanding	124,769,331	132,766,199
Basic (Loss) Earnings per Common Share	$(0.07)	$0.10
Diluted (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(7,253)	$14,397
Less: Dividends and undistributed earnings allocated to participating securities	(1,256)	(1,412)
Net (loss) income (related) available to common stockholders	$(8,509)	$12,985
Weighted average common shares outstanding	124,769,331	132,766,199
Net effect of dilutive equity awards	—	—
Diluted weighted average common shares outstanding	124,769,331	132,766,199
Diluted (Loss) Earnings per Common Share	$(0.07)	$0.10
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
During the three months ended March 31, 2026 and 2025, our convertible senior notes (and our exchangeable senior notes in 2025) were not determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three months ended March 31, 2026, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For both the three months ended March 31, 2026 and 2025, 28,433,909 and 30,479,037 of common shares related to the assumed conversion of our convertible senior notes and our exchangeable senior notes (for the 2025 period), were antidilutive and were excluded in the calculation of diluted earnings per share, respectively.
For the three months ended March 31, 2026 and 2025, the number of outstanding equity awards that were antidilutive totaled 20,568 and 22,451 common shares, respectively.
For additional information regarding EPS, see Note 21 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 22. General and Administrative Expenses
Components of our general and administrative expenses for the three months ended March 31, 2026 and 2025 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses

	Three Months Ended March 31,
(In Thousands)	2026	2025
Fixed compensation expense (1)	$22,576	$15,989
Long-term incentive award expense (2)	8,418	5,669
Systems and consulting	5,497	3,784
Annual variable compensation expense	4,979	5,936
Accounting and legal	1,933	1,599
Corporate costs	1,755	738
Office costs	1,659	1,979
Other	2,541	1,777
Total General and Administrative Expenses	$49,358	$37,471
(1)Includes $5 million of severance and transition-related expenses for the three months ended March 31, 2026.
(2)For the three months ended March 31, 2026 and 2025, long-term incentive award expense included $8 million and $6 million of expense, respectively, with $6 million and $5 million awards settleable in shares of our common stock, and $2 million and $1 million awards settleable in cash. For the three months ended March 31, 2026, includes $2 million of organizational realignment costs.
For additional information related to cash-settled long-term incentive awards, see Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 23. Taxes
The Company's effective income tax rate differs from the federal corporate tax rate of 21.0%, primarily as a result of state taxes and REIT GAAP income not subject to federal income tax.
The Company's effective tax rate was 31.3% and 27.9% for the three months ended March 31, 2026 and 2025.
We assessed our tax positions for all open tax years (i.e., Federal, 2022 to 2026, and State, 2021 to 2026) at March 31, 2026 and December 31, 2025, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
As of March 31, 2026, the Company has a valuation allowance of $100 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $12 million at March 31, 2026, as it believes it is more likely than not that the net deferred tax assets will be realized.
Note 24. Subsequent Events
Subsequent to March 31, 2026, the Company entered into a strategic joint venture with a third‑party institutional investment manager to acquire prime jumbo residential mortgage loans. The joint venture is expected to acquire loans sourced through the Company’s Sequoia mortgage banking platform and provide capital to support loan acquisition and securitization activities. The Company will administer the assets held by the joint venture and may earn performance‑based fees, subject to the achievement of specified return thresholds.

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit where we provide liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms, whole-loan distribution activities, joint ventures and our publicly traded shares. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate through three core residential housing-focused operating platforms — Sequoia, Aspire, and CoreVest — alongside our complementary Redwood Investments portfolio which is primarily composed of assets we source through these platforms. Redwood Investments also includes RWT Horizons®, our unified technology platform spanning internal AI innovation and strategic investments across the ecosystem, which supports our efforts to develop an AI-first operating model that enables compounding operational leverage and scalable growth. These platforms reflect how we manage and organize our business and may differ from the manner in which our reportable segments are presented for financial reporting purposes.
We report our results through the following reportable segments: Sequoia Mortgage Banking, Aspire Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. In the first quarter of 2026, we identified and began reporting a new reportable segment, Aspire Mortgage Banking, which was previously included within the Sequoia Mortgage Banking segment and consists of our expanded-credit residential mortgage conduit focused on acquiring and distributing residential consumer loans under expanded underwriting criteria, commonly referred to as “Expanded” or non-QM loans. These loan programs, primarily bank statement and DSCR loans, are designed for prime quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S housing finance market. Since its launch in the first quarter of 2025, Aspire has scaled rapidly, including completing $914 million of loan sales to institutional buyers during 2025 and executing its first non-QM securitization in the first quarter of 2026. These activities supported improved capital turnover and reflect Aspire’s increasing contribution and distinct operating characteristics relative to our Sequoia Mortgage Banking segment. Aspire Mortgage Banking segment is expected to continue to grow over time as we expand our presence in this market.
For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2025. For further information on our reportable segments, see Note 4 in Part 1, Item 1 - Financial Statements and Results of Operations by Segment in Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, opportunities, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2026 and future years, including our expectation to establish an additional joint venture in the second quarter of 2026 to support further growth at Aspire; (iii) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share; (iv) statements related to our investment portfolio including our intention to continue reducing our capital allocation to Legacy Investments, targeting reducing the capital allocated to the Legacy Investments segment down to $100 million by the end of 2026; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we locked in anticipation of purchase during the first quarter of 2026 and at March 31, 2026, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vi) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2026; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Our first quarter 2026 results reflect continued execution against Redwood’s strategy to scale a capital-efficient mortgage banking platform supported by diversified distribution channels and institutional capital partnerships. During the quarter, we generated our third consecutive record level of mortgage banking production, with combined Sequoia, Aspire, and CoreVest volumes reaching approximately $8.5 billion, an increase from $7.3 billion in the fourth quarter of 2025.
The operating environment remained characterized by subdued housing activity and affordability challenges, with mortgage applications continuing to track below pre-pandemic levels. Despite this backdrop, Redwood continued to gain market share across its platforms, supported by its established origination network and ability to provide liquidity and execution solutions to both bank and non-bank counterparties.
Our financial results reflected continued strength in operating performance despite increased market volatility late in the quarter. On a consolidated basis, Redwood reported a GAAP net loss of $(0.07) per share, primarily driven by market-driven valuation changes and restructuring expenses, while our mortgage banking platforms continued to generate strong operating income. GAAP book value per share declined modestly to $7.12 at March 31, 2026, compared to $7.36 at December 31, 2025.
Our Sequoia platform delivered record quarterly lock volume of $6.5 billion, compared to $5.3 billion in the fourth quarter of 2025 and continued market share gains across both bank and independent mortgage bank counterparties. Distribution activity remained strong, with $5.5 billion of loans sold or securitized compared to $4.1 billion in the prior quarter, including a record level of securitization issuance. With respect to the types of loan products that our Sequoia platform acquires, in the first quarter of 2026 we added a program to acquire mortgage loans tailored to medical professionals and we expect to begin acquiring HELOCs in the second quarter of 2026, complementing our acquisitions of closed-end second lien mortgage loans. Operating efficiency continued to improve, with cost per loan (calculated as operating expenses divided by loan purchase commitments for the Sequoia platform) declining to 18 basis points from 26 basis points, reflecting the benefits of scale and operating leverage.
Aspire continued to scale as a standalone platform in 2026, generating $1.6 billion of lock volume and completing its inaugural securitization transaction during the quarter. Distribution remained diversified, with approximately $1.0 billion of loans sold through a combination of this inaugural securitization and whole loan sales, supported by strong demand from institutional investors. The platform’s expanding seller network and product breadth continue to support growth opportunities across the non-QM market.
CoreVest funded $432 million of loans during the quarter, reflecting a modest decline from the prior quarter as the platform took a more measured approach to originations late in the first quarter in response to increased market volatility. Despite lower overall volume, CoreVest continued to make progress in its strategic focus on smaller-balance products, including RTL and DSCR loans, while maintaining strong distribution activity of approximately $694 million across securitizations, whole loan sales, and joint venture transfers.
Across our platforms, distribution remained a key driver of capital efficiency and liquidity. Total mortgage banking distributions increased to approximately $7.2 billion during the quarter, supported by continued momentum in securitization issuance, whole loan sales, and joint venture activity. These distribution channels enabled efficient risk transfer and supported continued improvements in capital velocity and operating efficiency.
We continued to advance our capital-light strategy through the expansion of institutional partnerships. During the quarter, cumulative loan transfers to our joint venture with CPP Investments reached approximately $2 billion since inception. Subsequent to quarter-end, we announced an additional strategic joint venture designed to support continued growth across our Sequoia platform, providing dedicated capital and enhancing our ability to efficiently distribute loan production across varying market conditions. In addition, we expect to establish an additional joint venture in the second quarter of 2026 to support further growth within Aspire.
Our Legacy Investments portfolio continued to decline as a percentage of total capital, decreasing to approximately 15% at March 31, 2026, compared to 19% at year-end 2025, reflecting ongoing asset resolution activity and capital redeployment into higher-return operating platforms.
In addition, we continued to invest in technology and operational infrastructure to support scalable growth across our platforms. Through our RWT Horizons initiatives, we advanced the use of automation and data-driven processes across mortgage banking functions, contributing to improved execution speed and operational efficiency. These efforts are designed to enhance our ability to scale production while maintaining disciplined cost management.
Looking ahead, the broader housing finance market continues to be influenced by interest rate volatility, evolving monetary policy, and geopolitical uncertainty. While these factors may contribute to near-term variability in market activity, they also reinforce the importance of capital-efficient platforms capable of adapting to changing conditions.

RESULTS OF OPERATIONS
Within this Results of Operations section, in accordance with Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by comparing our quarter ended March 31, 2026 to the immediate preceding quarter ended December 31, 2025. We believe that providing a sequential discussion of our results of operations offers highly relevant information for investors and stakeholders to understand and analyze our business activities. Additionally, we generally continue to address material changes in our results of operations for the most recent fiscal year-to-date period, compared to the corresponding year-to-date period of the preceding fiscal year, pursuant to Item 303(c)(2)(i) of Regulation S-K. Unless otherwise specified, references in this section to increases or decreases during the "three month periods" refer to the change in results for the first quarter of 2026, compared to the first or fourth quarter of 2025.
Consolidated Results of Operations
The following table presents the components of our net (loss) income for the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and year-to-date period ended March 31, 2025.
Table 1 – Net (Loss) Income

	Three Months Ended			Three Months Ended
(In Thousands, except per Share Data)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Net Interest Income From:
Sequoia mortgage banking	$24,969	$17,942	$7,027	$24,969	$14,622	$10,347
Aspire mortgage banking	3,642	2,889	753	3,642	(183)	3,825
CoreVest mortgage banking	2,109	1,997	112	2,109	1,383	726
Redwood Investments	12,442	14,879	(2,437)	12,442	16,524	(4,082)
Legacy Investments	(8,710)	(12,234)	3,524	(8,710)	(4,700)	(4,010)
Corporate/other	265	454	(189)	265	296	(31)
Net Interest Income	34,717	25,927	8,790	34,717	27,942	6,775
Non-Interest Income
Sequoia mortgage banking activities, net	22,051	35,213	(13,162)	22,051	21,918	133
Aspire mortgage banking activities, net	2,684	5,170	(2,486)	2,684	233	2,451
CoreVest mortgage banking activities, net	7,229	12,681	(5,452)	7,229	10,902	(3,673)
Investment fair value changes, net	(23,199)	(506)	(22,693)	(23,199)	(5,188)	(18,011)
HEI income, net	7,109	2,990	4,119	7,109	10,166	(3,057)
Servicing income	8,021	3,562	4,459	8,021	3,407	4,614
Fee income	2,886	1,818	1,068	2,886	2,351	535
Other income, net	2,437	2,164	273	2,437	1,550	887
Realized (losses) gains, net	—	(1,767)	1,767	—	567	(567)
Total non-interest income, net	29,218	61,325	(32,107)	29,218	45,906	(16,688)
General and administrative expenses	(49,358)	(40,785)	(8,573)	(49,358)	(37,471)	(11,887)
Portfolio management costs	(8,729)	(4,758)	(3,971)	(8,729)	(6,491)	(2,238)
Loan acquisition costs	(6,729)	(5,439)	(1,290)	(6,729)	(3,568)	(3,161)
Other expenses	(7,125)	(8,239)	1,114	(7,125)	(3,909)	(3,216)
Total Operating expenses	(71,941)	(59,221)	(12,720)	(71,941)	(51,439)	(20,502)
Net (Loss) Income Before Income Taxes	(8,006)	28,031	(36,037)	(8,006)	22,409	(30,415)
Benefit (Provision) for income taxes	2,503	(8,008)	10,511	2,503	(6,262)	8,765
Net (Loss) Income	(5,503)	20,023	(25,526)	(5,503)	16,147	(21,650)
Dividends on preferred stock	(1,750)	(1,758)	8	(1,750)	(1,750)	—
Net (Loss) Income (Related) Available to Common Stockholders	$(7,253)	$18,265	$(25,518)	$(7,253)	$14,397	$(21,650)

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Net loss for the three months ended March 31, 2026 totaled $7 million, compared with net income of $18 million for the three months ended December 31, 2025. The decline was primarily driven by lower mortgage banking activities reflecting reduced gain on sale margins across the Sequoia and Aspire mortgage banking platforms, as the fourth quarter of 2025 benefited from more favorable market conditions, including tighter mortgage spreads and stronger execution on loan sales, that did not recur in the first quarter of 2026. Results were further impacted by market-driven negative fair value changes on our investment portfolio during a period of increased interest rate and spread volatility late in the first quarter of 2026. These impacts were partially offset by higher net interest income from our Mortgage Banking platforms, improved servicing income, and lower losses within our Legacy Investments segment.
Net interest income increased by $9 million during the quarter, driven by growth and capital deployment across our Mortgage Banking platforms. Sequoia contributed the majority of the increase, with net interest income increasing by approximately $7 million, primarily reflecting higher income earned on loans held-for-sale, increased average inventory balances, and modest benefits from lower benchmark rates. Aspire also contributed incremental growth, with net interest income increasing by approximately $1 million as the platform continued to scale, while CoreVest remained relatively consistent quarter over quarter. These increases were partially offset by a $2 million decline in net interest income from Redwood Investments due to portfolio repositioning and paydowns, partially offset by income generated from retained operating investments sourced through our mortgage banking platforms. Legacy Investments net interest loss improved by approximately $4 million, driven by continued portfolio runoff and lower secured financing costs on our legacy bridge loans which were optimized into an accretive secured financing structure during the quarter.
Mortgage banking activities remained strong, with total production increasing to $8.5 billion from $7.3 billion in the prior quarter, reflecting continued scale across Sequoia and Aspire and strong demand across securitizations, whole loan sales, and joint ventures. Despite this growth, mortgage banking activities, net declined to $32 million from $53 million in the prior quarter. The decrease was primarily due to lower gain-on-sale margins across platforms, reflecting less favorable market conditions and increased interest rate and spread volatility, particularly late in the first quarter. At Sequoia, margins declined to 96 basis points from 136 basis points in the prior quarter, while Aspire margins declined to 73 basis points from 92 basis points. These declines were partially offset by higher volumes, including a 22% increase in Sequoia lock volumes to $6.5 billion and continued growth in Aspire production, as well as strong distribution activity, including the platform's inaugural securitization. CoreVest mortgage banking activities, net also declined as lower margins and modestly lower funding volumes more than offset continued distribution activity, reflecting a more cautious origination approach late in the quarter in response to market volatility and evolving borrower demand.
Investment fair value changes were a significant driver of the quarter-over-quarter decline, reflecting a $23 million negative fair value changes in the first quarter of 2026. These changes were primarily driven by market-driven valuation changes and portfolio seasoning within Redwood Investments, while underlying asset performance remained generally stable across most of the portfolio. Valuation impacts within Legacy Investments were largely consistent with the prior quarter.
Operating expenses increased to $49 million for the first quarter of 2026, compared to $41 million for the fourth quarter of 2025. The increase was primarily driven by higher general and administrative expenses, including approximately $7 million of severance and organizational restructuring costs, as well as higher portfolio management costs associated with managing and resolving assets within Redwood Investments and Legacy Investments, including REO-related costs and other asset-level expenses tied to ongoing resolution activity.
Overall, first quarter results reflect continued strength in our core Mortgage Banking platforms, including record production volumes, improving operating efficiency, and strong capital velocity, offset by normalization of gain-on-sale margins and market-driven valuation changes. Results also reflect continued execution on our strategic repositioning, including scaling capital-light operating platforms such as Sequoia and Aspire, alongside ongoing reduction in exposure to non-core Legacy Investments.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net loss for the three months ended March 31, 2026 totaled $7 million, compared with net income of $14 million for the three months ended March 31, 2025. The decline was primarily driven by negative investment fair value changes reflecting market-driven valuation declines across our investment portfolio. During the first quarter of 2026, interest rates across the U.S. Treasury yield curve increased by approximately 15 to 35 basis points, which adversely impacted the more interest rate‑sensitive portions of the portfolio.
The decline in net income over the three month periods was also attributable to higher operating expenses, including approximately $7 million of severance and organizational restructuring costs, as well as higher portfolio management and loan acquisition expenses. These impacts were partially offset by higher net interest income from our Mortgage Banking platforms, reflecting growth and continued capital deployment across Sequoia and Aspire mortgage banking. The underlying factors driving these variances are consistent with those discussed above in the comparison of the first quarter of 2026 to the fourth quarter of 2025.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q

Consolidated Net Interest Income
The following tables present the components of net interest income recorded in each line item of our consolidated statements of income for the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025 and year-to-date period ended March 31, 2025.
Table 2 – Consolidated Net Interest Income

	Three Months Ended
	March 31, 2026			December 31, 2025
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield (2)	Interest Income/ (Expense)	Average Balance (1)	Yield (2)
Interest Income
Residential consumer loans (2)
Unsecuritized	$54,204	$3,371,396	6.4%	$46,047	$2,862,424	6.4%
Securitized - Sequoia (3)	222,431	16,080,958	5.5%	197,481	14,256,347	5.5%
Securitized - SLST (re-performing loans) (3)	—	—	—%	1,262	124,069	4.1%
Total residential consumer loans	276,635	19,452,354	5.7%	244,790	17,242,840	5.7%
Residential investor loans (2)
Unsecuritized - Term	1,428	132,554	4.3%	1,786	151,987	4.7%
Unsecuritized - Bridge	6,325	331,748	7.6%	7,856	519,204	6.1%
Securitized - Term (3)	26,125	1,933,556	5.4%	27,259	2,070,147	5.3%
Securitized - Bridge (3)	23,161	1,102,976	8.4%	23,258	1,002,069	9.3%
Total residential investor loans	57,039	3,500,834	6.5%	60,159	3,743,407	6.4%
Real estate securities (4)	15,187	228,619	26.6%	13,828	221,985	24.9%
Other interest income	8,058	557,866	5.8%	8,186	594,428	5.5%
Total interest income	356,919	23,739,673	6.0%	326,963	21,802,660	6.0%
Interest Expense
ABS Issued
Sequoia (3)	(200,068)	15,380,685	(5.2)%	(179,217)	13,651,109	(5.3)%
SLST (re-performing loans) (3)	—	—	—%	(1,185)	109,524	(4.3)%
CAFL Term (3)	(20,446)	1,626,455	(5.0)%	(21,455)	1,749,092	(4.9)%
CAFL Bridge (3)	(17,704)	1,110,770	(6.4)%	(17,252)	1,038,197	(6.6)%
ABS issued	(238,218)	$18,117,910	(5.3)%	(219,109)	$16,547,922	(5.3)%
Debt Facilities	(65,936)	4,252,284	(6.2)%	(65,308)	3,891,071	(6.7)%
Corporate Debt	(18,048)	763,190	(9.5)%	(16,621)	712,177	(9.3)%
Total interest expense	(322,202)	23,133,384	(5.6)%	(301,038)	$21,151,170	(5.7)%
Net Interest Income	$34,717			$25,925

	Three Months Ended March 31,
	2026			2025
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield (2)	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential consumer loans (2)
Unsecuritized	$54,204	$3,371,396	6.4%	$15,726	$966,777	6.5%
Securitized - Sequoia (3)	222,431	16,080,958	5.5%	132,882	9,540,373	5.6%
Securitized - SLST (re-performing loans) (3)	—	—	—%	13,735	1,237,704	4.4%
Total residential consumer loans	$276,635	$19,452,354	5.7%	$162,343	$11,744,854	5.5%
Residential investor loans (2)
Unsecuritized - Term	1,428	132,554	4.3%	2,625	160,895	6.5%
Unsecuritized - Bridge	6,325	331,748	7.6%	22,064	1,124,335	7.8%
Securitized - Term (3)	26,125	1,933,556	5.4%	34,506	2,463,520	5.6%
Securitized - Bridge (3)	23,161	1,102,976	8.4%	18,960	798,273	9.5%
Total residential investor loans	57,039	3,500,834	6.5%	78,155	4,547,023	6.9%
Real estate securities (4)	15,187	228,619	26.6%	18,537	406,215	18.3%
Other interest income	8,058	557,866	5.8%	13,059	959,546	5.4%
Total interest income	356,919	23,739,673	6.0%	272,094	17,657,638	6.2%
Interest Expense
ABS issued
Sequoia (3)	(200,068)	15,380,685	(5.2)%	(122,624)	9,044,576	(5.4)%
SLST (re-performing loans) (3)	—	—	—%	(12,699)	1,144,190	(4.4)%
CAFL Term (3)	(20,446)	1,626,455	(5.0)%	(28,475)	2,144,641	(5.3)%
CAFL Bridge (3)	(17,704)	1,110,770	(6.4)%	(11,506)	739,978	(6.2)%
Other ABS (3)	—	—	—%	(4,066)	388,711	(4.2)%
ABS issued	(238,218)	18,117,910	(5.3)%	(179,370)	13,462,096	(5.3)%
Debt Facilities	(65,936)	4,252,284	(6.2)%	(48,627)	2,663,802	(7.3)%
Corporate Debt	(18,048)	763,190	(9.5)%	(16,155)	728,381	(8.9)%
Total interest expense	$(322,202)	$23,133,384	(5.6)%	$(244,152)	$16,854,279	(5.8)%
Net Interest Income	$34,717			$27,942
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
(2)Yield is calculated as interest income/expense divided by average balance. Interest income on loans is based on stated loan coupons, net of interest write offs on non-performing loans.
(3)Interest income and interest expense securitized loans reflect activity from consolidated VIEs. While we consolidate these entities for GAAP reporting purposes, economically, we earn interest income from the securities we own in these entities, which is represented by the net interest income (interest income less interest expense) from these consolidated entities presented in the table above.
(4)Real estate securities include trading securities consisting primarily of interest-only securities, which generate a higher cash interest yield. This interest income may be offset by a decline in fair value (recognized through investment fair value changes, net on our consolidated statements of (loss) income) related to the receipt of cash flows each period, resulting in a lower overall economic yield for these investments.

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025 and year-to-date period ended March 31, 2025.
Table 3 – Consolidated Market Valuation Gains and Losses, Net

	Three Months Ended		Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$16,289	$25,413	$16,289	$460
Residential consumer LPCs	1,997	47,856	1,997	30,139
Residential investor term loans held-for-sale	(1,575)	4,436	(1,575)	5,815
Residential investor term loan IRLCs	(91)	—	(91)	1,115
Residential investor bridge loans	364	4,551	364	1,032
Trading securities (1)	37,195	(34,528)	37,195	(29,327)
Risk management derivatives, net	(31,382)	912	(31,382)	17,842
Total mortgage banking activities, net (2)	22,797	48,640	22,797	27,076
Investment Fair Value Changes, Net
Residential investor term loans held-for-sale	113	214	113	(42)
Residential investor bridge loans held-for-investment	3,338	(6,651)	3,338	(22,839)
Real estate securities	10,601	(689)	10,601	(4,107)
Servicer advance investments	6,903	6,995	6,903	(1,353)
Excess MSRs	2,020	7,927	2,020	(1,190)
Net investments in Sequoia entities (3)	10,892	(2,340)	10,892	(12,569)
Net investments in SLST (re-performing loans) entities (3)	—	(122)	—	29,121
Net investments in CAFL entities (3)	(14,540)	(5,781)	(14,540)	439
Other investments (4)	(4,253)	(5,961)	(4,253)	(13,279)
Risk management derivatives, net	(38,274)	5,902	(38,274)	20,631
Total investment fair value changes, net	(23,200)	(506)	(23,200)	(5,188)
HEI income, Net
Unsecuritized HEI	5,109	2,780	5,109	7,136
Net investments in HEI securitization entities (3)	1,893	81	1,893	2,935
Total HEI income, net	7,002	2,861	7,002	10,071
Servicing income, net
MSRs	5,057	426	5,057	1,194
Total Servicing income, net (5)	5,057	426	5,057	1,194
Total Market Valuation Gains, Net	$11,656	$51,421	$11,656	$33,153
(1)Represents fair value changes on trading securities that are being used along with risk management derivatives to manage the market risks associated with our Sequoia Mortgage Banking platform.
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

Results of Operations by Segment
We operate our business across five reportable segments: Sequoia Mortgage Banking, Aspire Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. For additional information on our segments, refer to Note 4 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2026, we began discussing our Mortgage Banking platforms ("Mortgage Banking") on a combined basis to reflect the manner in which management evaluates the performance of its mortgage origination and distribution activities. Our Mortgage Banking platforms consist of Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments. These platforms are primarily driven by loan production volumes, gain-on-sale margins, and execution across distribution channels. While each segment is reported separately, a combined discussion provides useful context for understanding the key drivers of changes in results of operations, with additional segment-level detail provided below.
During the three months ended March 31, 2026, we also began allocating corporate financing costs, comprised of interest expense on our promissory notes, trust preferred securities, convertible debt, and senior notes, as well as our preferred stock dividend expense and corporate capital to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly allocated to the Company’s operating segments are included in Corporate/Other. For comparability purposes, prior period segment information has been adjusted to reflect this allocation.
The following table presents the segment contribution from our operations, reconciled to our consolidated net income for the three months ended March 31, 2026, the immediate preceding quarter December 31, 2025, and year-to-date period March 31, 2025. For comparability purposes, prior period segment information has been adjusted to reflect the changes discussed above.
Table 4 – Segment Results Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Segment Contribution from:
Sequoia	$37,831	$33,329	$4,502	$37,831	$22,454	$15,377
Aspire	2,268	3,330	(1,062)	2,268	(965)	3,233
CoreVest	(3,377)	6,844	(10,221)	(3,377)	1,288	(4,665)
Total Mortgage Banking	36,722	43,503	(6,781)	36,722	22,777	13,945
Redwood Investments	(8,000)	15,170	(23,170)	(8,000)	18,860	(26,860)
Legacy Investments	(13,060)	(22,900)	9,840	(13,060)	(9,345)	(3,715)
Corporate/Other	(22,915)	(17,508)	(5,407)	(22,915)	(17,895)	(5,020)
Net (Loss) Income	$(7,253)	$18,265	$(25,518)	$(7,253)	$14,397	$(21,650)
The sections that follow provide further detail on our business segments and their results of operations for the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and year-to-date period ended March 31, 2025.
Corporate/Other
Net expenses from Corporate/Other increased by $5 million to $23 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and March 31, 2025. The increase primarily reflects higher compensation and related costs associated with increased headcount supporting growth of the Mortgage Banking platforms and higher portfolio management expenses related to legacy loan resolutions incurred during the first quarter of 2026. The quarter also included certain restructuring expenses, including performance-based compensation costs and restructuring-related severance and organizational realignment costs.

Mortgage Banking Platforms
Our Mortgage Banking platforms, consisting of the Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments, generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans.
Sequoia Mortgage Banking consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Redwood Investments segment. We typically acquire residential consumer mortgages and the related mortgage servicing rights on a flow or bulk basis from our extensive network of loan sellers. Refer to the Sequoia Mortgage Banking Segment below for further discussion and additional details.
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, which we also refer to as “non-QM.” These loan programs, primarily bank statement and DSCR loans, are designed for prime-quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S. housing market. In the first quarter of 2026, due to the continued scaling and distinct operating characteristics of this platform, we began reporting Aspire as a separate reportable segment, Aspire Mortgage Banking. Aspire offers a differentiated product set relative to our Sequoia prime jumbo platform and has meaningfully scaled operations since its launch. As a result, Aspire activity is no longer included within our Sequoia Mortgage Banking segment. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation. Refer to the Aspire Mortgage Banking Segment below for further discussion and additional details.
CoreVest Mortgage Banking consists of a platform that originates residential investor loans for subsequent securitization, sale, or transfer into our Redwood Investments portfolio or into joint ventures. Residential investor loans are loans to investors in single-family rental and multifamily properties, which we classify as either "term" loans (which include loans with maturities that generally range from 3 to 30 years) or "bridge" loans (fixed and floating-rate loans with maturities that generally range between 12 and 36 months, typically used to finance transitional properties or value-add strategies). Residential investor term loans include both larger balance and smaller balance mortgage loans secured by stabilized residential real estate (primarily 1-4 units detached or multifamily) that the borrower owns as an investment property and rents to residential tenants. Our smaller balance term loans are referred to as DSCR loans, which are fixed or floating-rate loans underwritten primarily on the basis of the property's debt service coverage ratio, rather than the borrower's personal income, and designed for stabilized rental properties.
CoreVest loans are typically distributed through our CAFL® private-label securitization program, through whole loan sales, transfers into our Redwood Investments portfolio or into sales into one of our joint ventures. We have established joint ventures with two separate institutional investment managers, one to invest in residential investor bridge loans originated by CoreVest and another to invest in residential investor bridge and term loans originated by CoreVest. We administer the joint ventures for ongoing fees and are entitled to earn additional performance fees upon realization of specified return hurdles.
Our inventory of loans originated by CoreVest is managed with a combination of our capital and loan warehouse facilities. All of these facilities are non-marginable (i.e., not subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent).
The main sources of mortgage banking income across our segments are net interest income from our inventory of loans held-for-sale (including interest expense on secured financings and allocated corporate financing costs), securities utilized for interest rate hedging purposes, as well as mortgage banking activities, net which includes origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, as well as loan purchase commitments, interest rate lock commitments and the hedges used to manage risks associated with these activities. See Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities. Fee income associated with our administration of joint ventures and other loan-related administrative functions is also included in this segment. Direct operating expenses and tax expenses associated with these activities are also included in each mortgage banking segment.

The following table presents key earnings for our Mortgage Banking platforms during the three months ended March 31, 2026, the immediate preceding quarter December 31, 2025, and year-to-date period through March 31, 2025.
Table 5 – Mortgage Banking Platforms Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Mortgage banking income	$65,835	$79,491	$(13,656)	65,835	$51,954	$13,881
Operating expenses	(31,242)	(29,047)	(2,195)	(31,242)	(22,074)	(9,168)
Benefit from (provision for) income taxes	2,964	(6,143)	9,107	2,964	(6,613)	9,577
Dividends on preferred stock	(835)	(798)	(37)	(835)	(490)	(345)
Mortgage Banking Contribution	$36,722	$43,503	$(6,781)	$36,722	$22,777	$13,945
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
The $7 million decrease in Mortgage Banking contribution during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, is primarily driven by a $14 million decline in mortgage banking income resulting from normalization of gain-on-sale margins driven in part by market volatility later in the first quarter, and changes in execution mix, partially offset by continued growth in production volumes and distribution activity.
Mortgage Banking production volumes increased to approximately $8.5 billion during the first quarter of 2026, compared to approximately $7.3 billion in the fourth quarter of 2025, reflecting substantial growth across all three platforms and marking a record level of quarterly production. Production volumes also increased 17% compared to the fourth quarter of 2025, representing the third consecutive quarter of record production. The increase in production volumes was driven by expansion of the Company’s loan seller network, increased activity from both bank and independent mortgage bank counterparties, and the continued scaling of newer platforms, including Aspire, which was launched in January 2025, and CoreVest’s small-balance, including DSCR and RTL products.
This growth was achieved despite a more volatile and uncertain macroeconomic backdrop and a decline in overall industry origination volumes versus the fourth quarter of 2025, reflecting continued market share gains across the Company’s Mortgage Banking platforms. Distribution activity also increased meaningfully, supported by continued execution across securitization and whole loan sale channels, including record securitization activity during the quarter, which facilitated efficient risk transfer and consistent access to capital markets.
Despite the increase in production volumes, mortgage banking income was partially impacted by lower gain-on-sale margins compared to elevated levels in the prior quarter, which benefited from favorable market conditions, including interest rate volatility, hedge outperformance, and spread tightening. Margins in the current period reflect a more normalized market environment as well as less favorable capital markets conditions, including changes in interest rates and mortgage spreads. Notwithstanding these dynamics, gross margins remained at the higher end of the Company’s targeted ranges during the quarter, despite increased market volatility late in the quarter driven by changes in interest rates and mortgage spreads.
Operating expenses increased compared to the prior quarter, primarily reflecting higher production-related compensation, increased loan acquisition costs, and continued investment in platform capabilities, including personnel, infrastructure, and capital markets execution across all three platforms. However, expense growth remained more moderate relative to the increase in production volumes, resulting in improved operating leverage. In particular, production growth outpaced expense growth during the quarter, and total operating expenses as a percentage of volume declined by 7% compared to the prior quarter, reflecting continued efficiency gains as scale increased.
Overall, Mortgage Banking results for the current quarter reflect strong growth in production and distribution activity across all platforms, supported by continued market share gains, platform expansion, and capital markets execution, partially offset by normalization in margins relative to elevated prior-year levels. The Mortgage Banking platforms continue to benefit from an originate-to-distribute model, which supports capital efficiency through securitizations, whole loan sales, and joint venture activity, and enables production to scale while maintaining disciplined capital deployment.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The $14 million increase in Mortgage Banking contribution during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily driven by higher mortgage banking income attributable to increased production volumes and strong distribution activity in the first quarter of 2026.

Sequoia Mortgage Banking Segment
The following table presents key earnings and operating metrics for our Sequoia Mortgage Banking segment during the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and year-to-date period through March 31, 2025.
Table 6 – Sequoia Mortgage Banking Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Mortgage banking income	$47,020	$53,155	$(6,135)	47,020	$36,540	$10,480
Operating expenses	(9,890)	(12,022)	2,132	(9,890)	(6,489)	(3,401)
Benefit from (provision for) income taxes	1,245	(7,309)	8,554	1,245	(7,191)	8,436
Dividends on preferred stock	(544)	(495)	(49)	(544)	(406)	(138)
Segment Contribution	$37,831	$33,329	$4,502	$37,831	$22,454	$15,377
Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs for this segment.
Activity at this segment performed within our taxable REIT subsidiary is subject to federal and state income taxes. The provision for income taxes or income tax benefit for the periods presented above reflects GAAP income or loss from these operations at our TRS during the respective periods.
The following table summarizes certain operating metrics related to our portfolio of loans included in the Sequoia Mortgage Banking segment during the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and year-to-date period through March 31, 2025.
Table 7 – Sequoia Mortgage Banking Operating Metrics

	Three Months Ended		Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Loan locks	$6,518,133	$5,321,395	$6,518,133	$3,896,497
LPCs entered into (loan locks, adjusted for expected fallout)	5,498,214	4,243,163	5,498,214	3,236,971
Acquisitions	5,651,030	4,460,628	5,651,030	2,366,824
Number of loans acquired(1)	6,658	6,676	6,658	1,993
Weighted average contractual interest rate	6.39%	6.12%	6.39%	8.29%
Distributions	$5,504,376	$4,063,983	$5,504,376	$2,044,412
Sales (UPB)	914,884	1,110,665	914,884	420,513
Securitizations (UPB)	4,589,492	2,953,318	4,589,492	1,623,900
Cost per loan(2)	18 bps	26 bps	18 bps	18 bps
Gain-on-sale margin(3)	96 bps	136 bps	96 bps	124 bps
(1)Number of loans presented in units
(2)Cost per loan for the Sequoia Mortgage Banking segment is calculated as operating expenses of this segment divided by loan purchase commitments of this segment
(3)Gain on Sale margins reflect net revenue divided by loan purchase commitments

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Sequoia Mortgage Banking segment results remained stable compared to the prior quarter, with segment contribution of $38 million in the current quarter compared to $33 million in the prior quarter.

Production volumes increased during the quarter, with loan lock volume of $6.5 billion, up from $5.3 billion in the fourth quarter of 2025. These increases were driven by increased activity across both bank and non-bank sellers and continued expansion in sourcing channels and product offerings, including ARM, closed-end second lien (“CES”), and other specialized loan programs.
Higher production volumes were partially offset by lower gain-on-sale margins, which declined to 96 basis points from elevated levels in the prior quarter, reflecting changes in execution mix and market conditions. Margins remained within the Company’s historical target range of 75 to 100 basis points. Operating efficiency improved, with cost per loan declining to 18 basis points compared to 26 basis points in the prior quarter, primarily driven by lower operating expenses, including a decrease in variable compensation of approximately $4 million.
Distribution activity remained robust, with $5.5 billion of loans sold during the quarter, including $4.6 billion through securitizations and $915 million through whole loan sales. Sequoia also completed a record level of securitization activity during the quarter, including its inaugural securitization backed by medical professional loans, reflecting elevated capital markets activity and continued product innovation.
The change from a tax provision in the fourth quarter of 2025 to a tax benefit in the first quarter of 2026 was primarily the result of GAAP income earned at our TRS in the fourth quarter of 2025, compared to a GAAP loss at our TRS in the first quarter of 2026.
Capital allocated to this segment was $500 million at March 31, 2026, compared to $450 million at December 31, 2025, reflecting higher working capital requirements associated with increased loan inventory and securitization activity. The Sequoia platform remains focused on capital-efficient growth through active loan sales and securitizations, supporting our ability to turn capital over quickly. Loan inventory is financed through a combination of corporate capital and consumer loan warehouse facilities.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Sequoia segment contribution increased by $15 million to $38 million during the three months ended March 31, 2026, compared to $22 million in the same period of 2025. The increase was driven by higher mortgage banking income resulting from increased loan lock and purchase volumes, strong distribution activity, and improved capital markets execution, partially offset by normalization in gain-on-sale margins. The change from a tax provision in the first quarter of 2025 to a tax benefit in the first quarter of 2026 for this segment was primarily the result of GAAP income earned at our TRS in the first quarter of 2025, compared to a GAAP loss at our TRS in the first quarter of 2026.
Total loan locks increased 67% year over year to $6.5 billion, reflecting broad-based growth across both flow and bulk channels, supported by deeper engagement with bank sellers and increased activity from independent mortgage banks. Loan acquisition volumes increased to $5.7 billion from $2.4 billion in the prior-year period, reflecting higher lock volumes and improved pull-through. Distribution activity remained robust, with approximately $5.5 billion of loans sold and securitized during the quarter, compared to approximately $2.0 billion in the prior-year period, including $4.6 billion of securitizations and $915 million of whole loan sales. Gain-on-sale margins were 96 basis points, within the Company’s long-term target range of 75 to 100 basis points, compared to elevated levels in the prior-year period driven by favorable market conditions.

Aspire Mortgage Banking Segment
The following table presents key earnings for our Aspire Mortgage Banking segment during the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and year-to-date period through March 31, 2025.
Table 8 – Aspire Mortgage Banking Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Mortgage banking income	$6,326	$8,059	$(1,733)	$6,326	$50	$6,276
Operating expenses	(3,512)	(3,445)	(67)	(3,512)	(928)	(2,584)
(Provision for) income taxes	(342)	(1,094)	752	(342)	(70)	(272)
Preferred dividends	(204)	(190)	(14)	(204)	(17)	(187)
Segment Contribution (Loss)	$2,268	$3,330	$(1,062)	$2,268	$(965)	$3,233
Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs for this segment.
Activity at this segment performed within our taxable REIT subsidiary is subject to federal and state income taxes. The provision for income taxes for the periods presented above resulted from GAAP income from these operations at our TRS during that period.
The following table summarizes certain operating metrics related to our portfolio of loans included in the Aspire Mortgage Banking segment during the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and year-to-date period through March 31, 2025.
Table 9 – Aspire Mortgage Banking Operating Metrics

	Three Months Ended		Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Loan locks	$1,562,381	$1,486,981	$1,562,381	$111,129
LPCs entered into (loan locks, adjusted for expected fallout)	1,156,679	1,068,266	1,156,679	66,861
Acquisitions	1,069,615	1,051,399	1,069,615	15,144
Number of loans acquired(1)	1,769	1,790	1,769	16
Weighted average contractual interest rate	6.87%	7.02%	6.87%	7.52%
Distributions	$1,046,941	$724,559	$1,046,941	$—
Sales (UPB)	655,664	724,559	655,664	—
Securitizations (UPB)	391,277	—	391,277	—
Cost per loan(2)	30 bps	32 bps	30 bps	83 bps
Gain-on-sale margin(3)	73 bps	92 bps	73 bps	—
(1)Number of loans presented in units
(2)Cost per loan for the Aspire Mortgage Banking segment is calculated as operating expenses of this segment divided by loan purchase commitments of this segment
(3)Gain on Sale margins reflect net revenue divided by loan purchase commitments

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Aspire Mortgage Banking is presented as a separate reportable segment beginning in the first quarter of 2026, reflecting the continued growth and distinct operating characteristics of our expanded-credit residential platform. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation.
During the three months ended March 31, 2026, Aspire generated segment contribution of $2 million and continued to scale its origination platform, with lock volume of $1.6 billion. Growth was supported by increasing demand for non-QM loan products and expansion of the platform’s loan seller network, which included approximately 140 active sellers. Existing sellers accounted for approximately 70% of production during the period, reflecting a strong base of counterparties, including those actively selling loans to our Sequoia platform.
Mortgage banking income was impacted by lower gain-on-sale margins, which declined to 73 basis points from 92 basis points in the prior quarter, reflecting changes in execution mix and market conditions partially driven by volatility at the end of the first quarter. Operating expenses increased modestly during the period, reflecting continued investment in the platform’s growth. Despite this increase, operating efficiency improved, with cost per loan declining compared to the prior quarter as a result of higher production volumes and operating leverage.
Distribution activity increased during the quarter, with $1.0 billion of loans sold through a combination of securitizations and whole loan sales, representing a 44% increase compared to the prior quarter. Aspire completed its inaugural $391 million non-QM securitization during the quarter, representing an important milestone in establishing its capital markets execution and funding diversification capabilities. The transaction was supported by strong investor demand and included a co-sponsorship structure through which we syndicated the risk retention and subordinate securities issued out of the transaction.
Results for the quarter reflect continued growth in production volumes and platform scale, partially offset by normalization in margins and ongoing investment in personnel, infrastructure, and distribution capabilities.
Capital allocated to this segment was $200 million at March 31, 2026, consistent with December 31, 2025. The Aspire platform remains focused on scaling its origination capabilities while maintaining a disciplined approach to capital deployment and expenses. Loan inventory is financed through consumer loan warehouse facilities and corporate capital.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Aspire was launched in January 2025, and as a result, activity during the three months ended March 31, 2025 reflects an initial ramp-up period, including limited production, early onboarding of loan sellers, and is not directly comparable to the current quarter. During the three months ended March 31, 2026 Aspire locked $1.6 billion of loans compared to $111 million in the prior-year period. The increase in volume in the three month periods primarily reflect the continued scaling of the platform, driven by expansion of its loan seller network and increasing investor demand for non-QM products.

CoreVest Mortgage Banking Segment
The following table presents an earnings summary for our CoreVest Mortgage Banking segment for the three months ended March 31, 2026, the immediate preceding quarter December 31, 2025, and year-to-date period March 31, 2025.
Table 10 – CoreVest Mortgage Banking Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Mortgage banking income	$12,489	$18,277	$(5,788)	$12,489	$15,364	$(2,875)
Operating expenses	(17,840)	(13,580)	(4,260)	(17,840)	(14,657)	(3,183)
Benefit from income taxes	2,061	2,260	(199)	2,061	648	1,413
Preferred Dividends	(87)	(113)	26	(87)	(67)	(20)
Segment (Loss) Contribution	$(3,377)	$6,844	$(10,221)	$(3,377)	$1,288	$(4,665)
Operating expenses presented in the table above include general and administrative expenses, loan acquisition costs and other expenses (including amortization of purchase intangibles) for this segment.
Activity at this segment performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS in those periods presented above.
The following table summarizes certain operating metrics related to our portfolio of loans included in the CoreVest Mortgage Banking segment during the three months ended March 31, 2026, to the immediate preceding quarter December 31, 2025, and year-to-date period through March 31, 2025.
Table 11 – CoreVest Mortgage Banking Operating Metrics

	Three Months Ended		Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Term loan fundings	$167,590	$210,791	$167,590	$188,218
Bridge loan fundings	264,832	249,367	264,832	293,492
Total loan fundings	432,422	460,158	432,422	481,710
Term loan sales	129,299	40,601	129,299	96,110
Bridge loan sales	104,272	343,334	104,272	21,540
Transfer to joint ventures	387,030	198,336	387,030	253,062
Transfer to securitizations	73,489	—	73,489	50,618
Total Loan distributions	694,090	582,271	694,090	421,330
Securitizations (UPB)	230,241	220,006	230,241	94,001
Net cost to originate (1)	0.79%	0.95%	0.79%	1.22%
(1)Net Cost to Originate is calculated as operating expenses, adjusted for organizational restructuring charges associated with employee severance and related transition expenses, less origination fees and other fees attributable to this segment, divided by this segment’s funding volume.

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
CoreVest Mortgage Banking segment contribution decreased by $10 million during the three months ended March 31, 2026 compared to the three months ended December 31, 2025, with segment loss of $3 million in the current quarter compared with segment net income of $7 million in the prior quarter. The decrease in segment contribution was primarily attributable to lower gain-on-sale margins, reduced funding volumes and approximately $5 million of severance and organizational restructuring costs.
CoreVest funded $432 million of loans during the first quarter of 2026, compared to $460 million in the fourth quarter of 2025. The decline in funding volume reflects a more cautious approach to loan origination late in the quarter in response to market volatility and evolving demand from real estate investors. Funding activity remained diversified, composed of approximately 61% bridge loans and 39% term loans, and continued contribution from small-balance lending products, including RTL loans and DSCR loans.
Mortgage banking income was impacted by lower gain-on-sale margins compared to the prior quarter, reflecting normalization in market conditions and changes in execution mix. Operating efficiency improved during the quarter, with net cost to originate improving to 0.79% in the first quarter compared to 0.95% in the prior quarter. This improvement reflects continued operating leverage and expense discipline.
Distribution activity increased during the first quarter of 2026, with $694 million of loans distributed through a combination of whole loan sales, securitizations and sales to joint ventures, compared to $582 million in the fourth quarter of 2025, representing a 19% increase. CoreVest also completed a CAFL securitization during the quarter backed by a mix of seasoned performing and non-performing loans and real estate owned, supporting continued capital recycling and distribution execution.
Capital allocated to this segment was $142 million at March 31, 2026, compared to $145 million at December 31, 2025. The platform continues to utilize joint venture structures and non-recourse financing arrangements to support loan inventory and facilitate capital-efficient growth.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
CoreVest Mortgage Banking segment contribution decreased by $5 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, with a segment loss of $3 million in the current quarter compared to segment net income of $1 million in the prior year period. The decrease in segment contribution was primarily attributable a $3 million decline in mortgage banking income, reflecting lower funding volumes in the first quarter of 2026. CoreVest funded $432 million of loans during the first quarter of 2026, compared to $482 million in the first quarter of 2025. The decline in funding volume reflects lower origination activity relative to the first quarter of 2025. The lower funding volume was attributable to reduced origination activity, driven by a more cautious approach to loan production late in the quarter in response to market volatility and evolving demand from real estate investors, whereas the prior‑year period benefited from stronger borrower demand for term and bridge loans.

Redwood Investments Segment
This segment consists of investments comprising retained operating investments sourced through our Mortgage Banking securitizations and third-party securities, some of which we consolidate for GAAP purposes. We directly finance our holdings of real estate securities with a combination of recourse, non-marginable term debt financing, non-recourse, non-marginable re-securitization debt, and recourse, marginable securities repurchase financing.
In the second quarter of 2025, as a part of the Company's accelerated shift towards a scalable and simplified operating model, the non-core legacy assets historically held in this segment were formally reclassified to the newly established Legacy Investments segment. This reclassification did not impact our consolidated financial results but served to better align Redwood’s disclosure with its strategic focus. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
We primarily target investments with sensitivity to housing credit risk, sourced through our operating platforms where we control the underwriting and collateral review. The Redwood Investments portfolio is increasingly focused on retained interests from the Company’s own securitizations and other internally sourced investment vehicles, as we continue to scale our mortgage banking platforms and allocate capital to investments generated through those activities. This shift has resulted in a portfolio increasingly concentrated in investments sourced through our Mortgage Banking platforms and is consistent with our strategy to enhance capital efficiency and align our investment portfolio with our core operating businesses.
This segment’s main sources of income are net interest income (including interest expense on secured financings and allocated corporate financing costs) and other income from investments, changes in fair value of investments and associated hedges, and realized gains and losses upon the sale of securities. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Redwood Investments segment for the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and the year-to-date period ended March 31, 2025.
Table 12 – Redwood Investments Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Net interest income	$12,442	$14,879	$(2,437)	$12,442	$16,524	$(4,082)
Investment fair value changes, net	(15,443)	7,619	(23,062)	(15,443)	3,543	(18,986)
HEI income, net	575	493	82	575	55	520
Servicing income	8,021	3,562	4,459	8,021	3,407	4,614
Fee income, net	192	198	(6)	192	142	50
Other income, net	898	849	49	898	507	391
Realized gains, net	—	—	—	—	567	(567)
Operating expenses	(12,654)	(10,045)	(2,609)	(12,654)	(5,637)	(7,017)
(Provision for) Benefit from income taxes	(1,373)	(1,834)	461	(1,373)	304	(1,677)
Preferred Dividends	(658)	(551)	(107)	(658)	(552)	(106)
Segment (Loss) Contribution	$(8,000)	$15,170	$(23,170)	$(8,000)	$18,860	$(26,860)
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
We hold certain of our investments, primarily our MSRs, at our TRS. Activity at this segment performed within our TRS is subject to federal and state income taxes. The benefit from income taxes was primarily due to GAAP losses generated by this segment’s operations at our TRS and our provision for income taxes at this segment is primarily driven by the amount of income earned from portfolio assets at our TRS.

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
The $23 million decrease in segment contribution for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, was primarily driven by $15 million of negative investment fair value changes in the current quarter, compared to $8 million of positive fair value changes in the prior quarter. The current‑quarter valuation changes primarily reflected unrealized market‑driven changes (including widening of credit spreads) on portfolio investments and related hedges, driven by interest rate volatility and spread movements.
Overall, results for the quarter were primarily impacted by market-driven valuation changes and portfolio seasoning, while underlying asset performance remained generally stable across most of the portfolio. Delinquencies in CAFL Bridge Securities increased, with 90 day+ delinquency rates rising to 8.1% in the first quarter of 2026 from 4.3% in the fourth quarter of 2025. The increase in 90+ day delinquencies for CAFL Bridge Securities was primarily driven by seasoned loans originated in 2021 and 2022, which accounted for 58% of the rise. The higher delinquency rate was further amplified by a lower total outstanding balance in the first quarter of 2026. In contrast, 90 day + delinquency balances for Sequoia Securities and CAFL Term Securities improved modestly to 0.2% and 9.8% of total unpaid principal balances, respectively, compared to 0.3% and 10.1% in the prior quarter.
Net interest income decreased modestly by $2 million, primarily reflecting lower balances of third-party securities due to portfolio repositioning and paydowns, partially offset by income generated from retained operating investments sourced through our mortgage banking platforms.
Servicing income increased by $4 million compared to the prior quarter, reflecting valuation benefits from higher interest rates observed in the first quarter of 2026, while other income streams remained relatively stable.
As we continue to expand our focus on our operating platforms, we intend to allocate capital accordingly. In line with this strategy, during the first quarter we deployed approximately $50 million of capital into retained investments created from our Mortgage Banking securitization activity. We also continue to optimize financing through non-recourse structures, consistent with our strategy to enhance capital efficiency and align the investment portfolio with our mortgage banking platforms.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The $27 million decrease in segment contribution for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 is primarily due to the decline in Investment fair value changes, net of $19 million driven by market-related valuation changes on portfolio investments and associated hedges resulting from interest rate volatility and spread movements during the three month periods.

Redwood Investments Detail
The following table presents a balance sheet summary for our Redwood Investments segment as of March 31, 2026 and December 31, 2025.
Table 13 – Redwood Investments Balance Sheet Summary

(In Thousands)	March 31, 2026	December 31, 2025	Change
Retained Operating Investments
Residential consumer Sequoia securities	$177,546	$137,598	$39,948
Residential consumer securities at consolidated Sequoia entities (1)	660,861	588,502	72,359
Residential investor securities at consolidated Securitization Term entities (2)	315,654	330,212	(14,558)
Consolidated securitized residential investor CAFL bridge loans, restricted cash, REO and other CAFL bridge assets and liabilities	1,057,220	1,246,352	(189,132)
HEI (3)	18,706	15,768	2,938
Other Investments (4)	55,243	51,031	4,212
Total Retained Operating Investments	2,285,230	2,369,463	(84,233)

Third-Party Securities Portfolio
Residential securities	4,920	—	4,920
Servicing investments (5)	112,277	110,134	2,143
Other strategic and servicing investments	52,994	48,246	4,748
Total Third-Party Securities Portfolio	170,191	158,380	11,811

Total Redwood Investments Segment Economic Assets	$2,455,421	$2,527,843	$(72,422)
Impact of consolidation and other assets	19,448,064	16,261,726	3,186,338
Total Redwood Investments Segment Assets - GAAP	$21,903,485	$18,789,569	$3,113,916
(1) Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $18.24 billion of loans and $17.24 billion of ABS issued associated with these investments at March 31, 2026. We consolidated $14.84 billion of loans and $14.12 billion of ABS issued associated with these investments at December 31, 2025. At March 31, 2026 and December 31, 2025, excludes $343 million and $134 million, respectively, of retained Sequoia securities that were used as hedges for our Sequoia Mortgage Banking segment.
(2)    Represents our retained economic investments in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $1.82 billion of loans and $1.53 billion of ABS issued associated with these investments at March 31, 2026. We consolidated $1.99 billion of loans and $1.68 billion of ABS issued associated with these investments at December 31, 2025.
(3) At March 31, 2026 and December 31, 2025 represents HEI originated and owned by Redwood.
(4) Other investments at both March 31, 2026 and December 31, 2025 includes net risk share investments of $15 million, representing $16 million of restricted cash and other assets, net of other liabilities of $1 million. Also includes mortgage servicing rights of $40 million and $33 million at March 31, 2026 and December 31, 2025, respectively.
(5)    Represents our economic investment in consolidated Servicing Investment variable interest entities. At March 31, 2026, for GAAP purposes, we consolidated $257 million of servicing investments and $135 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At December 31, 2025, for GAAP purposes, we consolidated $266 million of servicing investments and $152 million of non-recourse securitization debt, as well as other assets and liabilities for these entities.
The size of our Redwood Investments portfolio on an economic basis declined slightly for the three months ended March 31, 2026. The retention of residential consumer securities from our eight Sequoia securitizations during the three months ended March 31, 2026, was offset by a decline in our securitized and unsecuritized residential investor bridge loans due to sales and principal payments exceeding new bridge loan originations.

The following table summarizes the credit characteristics of Sequoia securities and CAFL term securities at March 31, 2026 and December 31, 2025. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 14 – Credit Statistics (1)

March 31, 2026	Sequoia Securities (2)	CAFL Term Securities
(Dollars in Thousands)
Market value	$838,407	$315,654
Notional value	$21,235,883	$1,945,306
Average FICO (at origination)	772	NA
Gross weighted average coupon	5.4%	5.3%
Current 3-month prepayment rate	16%	8%
90+ days delinquency (as a % of UPB) (3)(4)	0.2%	9.8%

December 31, 2025	Sequoia Securities (2)	CAFL Term Securities
(Dollars in Thousands)
Market value	$726,100	$330,212
Notional value	$17,853,335	$2,083,080
Average FICO (at origination)	771	NA
Gross weighted average coupon	5.3%	5.3%
3-month prepayment rate	21%	16%
90+ days delinquency (as a % of UPB) (3)(4)	0.3%	10.1%
(1)Underlying loan performance information provided in this table is generally reported on a one-month lag. Accordingly, data as of March 31, 2026 reflects March 2026 reports with a loan performance date of February 2026, and data as of December 31, 2025 reflects December 2025 reports with a loan performance date of November 2025. The methodology for calculating weighted average values for securities investments presented in the tables above, including delinquency rates, is based on notional balances of loans collateralizing each of our securities investments.
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

Legacy Investments Segment
The Legacy Investments segment primarily consists of assets no longer aligned with our core strategic objectives, including legacy unsecuritized bridge and term loans, residential re-performing loan securities and other non-core Legacy assets, that are in the active process of sale, runoff, or other disposition as part of an accelerated strategic repositioning of our business model. These assets were previously included within the Redwood Investments segment. We finance our assets in this segment with a combination of recourse and non-recourse, non-marginable warehouse facilities, and a portion of a secured, revolving financing facility. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure. At March 31, 2026, 55% of capital in this portfolio was related to Legacy Bridge Loans (inclusive of certain unsecuritized term loans) and 45% was related to Legacy HEI. During the first quarter of 2026, we continued to execute on our plan to accelerate the wind down of the Legacy Investments portfolio to support capital redeployment and a reduction in portfolio exposure. Segment capital allocation decreased to 15% of total invested capital, compared to 19% at December 31, 2025.
The continued wind-down of our Legacy Investments portfolio is expected to continue to free up investment capital as we progress with further disposition activity. Asset sales and other accretive financings have enabled the repayment of higher cost secured debt and more efficient utilization of flexible funding sources, including our secured revolving financing facility with one of our joint venture partners. We remain focused on further reducing the legacy portfolio in 2026 while prioritizing maximum recovery through both outright sales and partnership structures that recycle capital while preserving upside where we believe it makes economic sense.
This segment’s earnings are primarily driven by net interest income (including interest expense on secured financings and allocated corporate financing costs) and other income from investments, changes in the fair value of investments and associated hedges, and realized gains and losses upon the sale or disposition of assets. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Legacy Investments segment for the three months ended March 31, 2026, the immediate preceding quarter ended December 31, 2025, and the year-to-date period ended March 31, 2025.
Table 15 – Legacy Investments Earnings Summary

	Three Months Ended			Three Months Ended
(In Thousands)	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Net interest (loss) income	$(8,710)	$(12,234)	$3,524	$(8,710)	$(4,700)	$(4,010)
Investment fair value changes, net	(7,491)	(8,125)	634	(7,491)	(8,731)	1,240
HEI income, net	6,534	2,497	4,037	6,534	10,111	(3,577)
Fee (loss) income, net	(133)	(105)	(28)	(133)	(870)	737
Other income (loss), net	950	(559)	1,509	950	—	950
Realized (losses) gains, net	—	(1,767)	1,767	—	—	—
Operating expenses	(4,563)	(2,004)	(2,559)	(4,563)	(4,447)	(116)
Benefit from (provision for) income taxes	610	(194)	804	610	—	610
Dividends on preferred stock	(257)	(409)	152	(257)	(708)	451
Segment (Loss) Contribution	$(13,060)	$(22,900)	$9,840	$(13,060)	$(9,345)	$(3,715)
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

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025
Legacy Investments reported a segment loss of $13 million for the first quarter of 2026, compared to a loss of $23 million in the fourth quarter of 2025, representing an improvement of $10 million. The improvement in segment loss was primarily driven by higher HEI income, net and lower net interest expense.
Net interest (loss) income improved by $4 million, primarily reflecting the continued runoff of legacy assets which reduced our allocation of corporate financing costs, and lower secured financing costs on our legacy bridge loans, a portion of which were included in an accretive secured financing structure during the quarter. These benefits were partially offset by a higher balance of loans on non‑accrual status in the first quarter of 2026 compared to the fourth quarter of 2025.
Investment fair value changes, net improved modestly compared to the prior quarter, as valuation impacts stabilized. HEI income, net increased by $4 million, driven by improved liquidity in the asset class, including through securitization.
Operating expenses associated with ongoing asset management, resolution activities, and disposition efforts increased $3 million during the first quarter of 2026. The increase is primarily related to asset specific costs on REO that were largely offset by associated rental income included in other income in this segment.
Results for the quarter continue to reflect the active wind-down of the Legacy Investments portfolio, including asset sales, structured transactions, and financing optimization. Capital allocated to Legacy Investments declined by $64 million or 21%, reflecting continued execution on our strategy to reduce legacy exposure and redeploy capital to Mortgage Banking platforms to simplify the balance sheet and enhance returns. While subject to market conditions and execution timing, we are targeting reducing the capital allocated to Legacy Investments segment down to below $100 million by the end of 2026. As we execute on this reallocation strategy, we believe there is an opportunity for consolidated returns to improve.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Legacy Investments reported a segment loss of $13 million for the first quarter of 2026, compared to a loss of $9 million in the first quarter of 2025, primarily due to a $4 million decline in net interest income. The decrease in net interest income was driven by a reduced investment balance resulting from asset sales and dispositions over the past 12 months, combined with higher financing costs stemming from increased secured debt and a greater proportion of loans on non-accrual status.
Legacy Investments Detail and Activity
The following table presents a balance sheet summary for our Legacy Investments segment as of March 31, 2026 and December 31, 2025.
Table 16 – Legacy Investments Balance Sheet Summary

(In Thousands)	March 31, 2026	December 31, 2025	Change
Legacy Unsecuritized Bridge Loans	$190,058	$242,162	$(52,104)
Legacy Unsecuritized Term Loans	31,899	44,157	(12,258)
Legacy Securitized Bridge Loans	53,848	—	53,848
Legacy Securitized Term Loans	12,832	—	12,832
Home Equity Investments (1)	153,715	148,452	5,263
AFS Real Estate Security (2)	188,636	181,736	6,900
Strategic Investments	15,138	16,519	(1,381)
REO	69,952	91,174	(21,222)
Other Assets	60,265	53,433	6,832
Economic Value of Legacy Investments	776,343	777,633	(1,290)
Impact of Consolidation, net	168,678	165,663	3,015
Total Assets	$945,021	$943,296	$1,725
(1)At March 31, 2026 and December 31, 2025, represents third-party originated HEI, as well as our net investment in a HEI securitization entity.
(2)During the year ended December 31, 2025 we sold a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust and retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset. During three months ended March 31, 2026, we funded an additional $10 million of our total $35 million capital support commitment related to maintaining specified loan-to-value ratio thresholds of the Legacy Trust.

During the first quarter of 2026, we completed a $225 million CAFL securitization backed by a mix of performing, re-performing and non-performing bridge loans and REO. The collateral included $223 million of loans and $38 million of REO, primarily sourced from our called CAFL securitizations issued between 2021 and 2023. The securitization also included $66 million of loans and $19 million of REO from our Legacy Investments portfolio. This transaction contributed to the financing efficiency of legacy assets, facilitated the redeployment of capital into our core operating platforms and, through its securitization structure, provides the flexibility to sell loans and further reduce legacy exposures over time. See further discussion of this securitization in Note 17 in Part 1, Item 1 - Financial Statements.
We also continued to make progress in resolving legacy bridge exposures, including the resolution of approximately $4 million of 90+ day delinquent loans and the sale of approximately $34 million of REO during the quarter.
Loan Composition
The following table provides the composition of legacy term and bridge loans by product type at March 31, 2026.
Table 17 – Legacy Loans By Product Type at Legacy Investments at Fair Value

March 31, 2026
(In Thousands)	Unsecuritized Term	Unsecuritized Bridge
Term
Term Loans:
Single-Family Rental	$1,035	$—
Multifamily (1)	43,696	—
Bridge
Bridge Loans:
BFR (2)	—	82,010
Single Asset Bridge	—	668
Multifamily (1)	—	158,935
Other	—	2,293
Total Legacy Loans	$44,731	$243,906
(1)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock for light to moderate renovation or to finance new construction of residential properties for rent.
At March 31, 2026, the fair value of our legacy bridge and term loans and associated REO represented 91.5% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans at the time the REO were foreclosed. As part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we have revised our underwriting practices to discontinue the active origination of large multifamily loans. Consequently, we expect our exposure to multifamily loans and REO to decline over time as we proactively reduce long-term exposure to the legacy bridge loan portfolio.

Income Taxes
REIT Status and Dividend Characterization
While the exact amount is uncertain at this time, a portion of our 2026 common and preferred stock dividend distributions may be taxable as ordinary income for federal income tax purposes. Any remaining amount is expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gains. Under the federal income tax rules applicable to REITs, none of Redwood’s 2026 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2026 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three months ended March 31, 2026 and 2025, we recorded a tax benefit of $3 million and a tax provision of $6 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The change from a tax provision to a tax benefit year-over-year was primarily the result of GAAP income earned at our TRS in the first quarter of 2025 compared to a GAAP loss at our TRS in the first quarter of 2026. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Income Taxes for additional information regarding our tax provision and deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under mortgage loan, MSR and HEI warehouse facilities, secured term financing facilities, securities repurchase agreements, a corporate secured revolving financing facility, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities, such as the sale and securitization of mortgage loans.
Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking platforms, including financing loans held for sale and managing hedges associated with those activities; to purchase investment securities and make other investments; to repay principal and interest on our debt, including warehouse and other recourse borrowings as loans are sold or securitized; to meet margin calls associated with our debt, interest rate hedges and other obligations; to make dividend payments on our capital stock; to fund draws on our bridge loan portfolio and other commitments when requested; to fund our operations; and from time to time, to repurchase shares of our common stock, outstanding debt securities, and convertible debt.
At March 31, 2026, our total capital was $1.73 billion, consisting of (i) $957 million of equity capital, (ii) $769 million of convertible notes and other corporate debt on our consolidated balance sheets ($297 million of convertible debt due in June 2027, $143 million of senior unsecured notes due in 2029, $189 million of senior unsecured notes due in 2030, $140 million of trust-preferred securities due in 2037), and (iii) $8 million of promissory notes.
Our capital structure continues to reflect the strategic shift toward mortgage banking, which is characterized by faster capital turnover and an originate-to-distribute model. Approximately 63% of our recourse debt is concentrated within our mortgage banking platforms, where loans typically remain on balance sheet for a short duration and related borrowings are repaid as loans are sold or securitized, supporting rapid recycling of our capital for subsequent reinvestment.
At March 31, 2026, our unrestricted cash and cash equivalents were $202 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. In particular, we continue to focus on additional joint ventures with strategic investors who seek to acquire the assets our operations originate and source and/or seek to provide capital to support the growth potential of our operating platforms. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" for additional information regarding these terms on our debt.

At March 31, 2026, in aggregate, we had $3.90 billion of secured recourse debt outstanding, financing our mortgage banking platforms and investment portfolio, of which $3.02 billion was marginable and $874 million was non-marginable. The majority of this debt relates to short-term warehouse financing supporting our Sequoia and Aspire mortgage banking platforms, where capital turns rapidly, with loans remaining on balance sheet for an average of approximately 26 days before being sold or securitized
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under loan warehouse facilities, securities repurchase facilities, other short- and long-term debt facilities and other risks relating to our corporate debt and use of derivatives, predominately those that hedge our mortgage banking activities. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Borrowing Facilities."
Cash Flows and Liquidity for the Three Months Ended March 31, 2026
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking platforms, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
Cash flows used in operating activities increased by $2.56 billion from negative $1.95 billion in the three months ended March 31, 2026 to negative $4.51 billion in the three months ended March 31, 2026, primarily due to the increase in residential consumer loan purchases associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $4.44 billion of net cash outflows for the three month 2026 period, compared to $2.08 billion of net cash outflows for the three month 2025 period), cash flows from operating activities were negative $70 million during the first three months of 2026 and positive $127 million for the first three months of 2025.
Cash Flows from Investing Activities
During the three months ended March 31, 2026, our net cash provided by investing activities was $1.23 billion and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Cash Flows from Financing Activities
During the three months ended March 31, 2026, our net cash provided by financing activities was $3.12 billion. This primarily resulted from $3.09 billion of net borrowings under ABS issued (resulting from the issuance of eight Sequoia securitizations as well as the issuance of ABS through one Sequoia re-securitization of certain consolidated and unconsolidated Sequoia securities during the three months ended March 31, 2026, net of related issuance costs), and $65 million of net borrowings on debt obligations.
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on our balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following March 31, 2026, include maturing debt obligations, interest payments on debt obligations and ABS issued, funding commitments for residential investor and consumer loans, strategic investments, potential repurchases of previously sold or securitized loans, meeting margin calls associated with our debt, interest rate hedges and other obligations, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following March 31, 2026, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential investor bridge loans and strategic investments (including our joint ventures), meeting margin calls associated with our debt, interest rate hedges and other obligations, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Redwood Investment Portfolio).

At March 31, 2026, we had commitments to fund up to $203 million of additional advances on existing residential investor bridge loans, of which $92 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally at March 31, 2026, we had $1.84 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments.
During 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. As of March 31, 2026, we had funded $20 million of this commitment, with $15 million in remaining funding commitments if certain triggers are met.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Contractual Obligations. For additional information on commitments and contingencies as of March 31, 2026 that could impact our liquidity and capital resources, see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 18 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the three months ended March 31, 2026. While there is no assurance of our ability to renew our other facilities maturing in the next year, given current market conditions we expect to extend these in the normal course of business.
We expect to meet our obligations coming due in less than one year from March 31, 2026 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital including cash on hand.
See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.
Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking platforms while we aggregate the loans for sale or securitization.
At March 31, 2026, we had residential consumer warehouse facilities outstanding with $4.70 billion of total capacity and $1.85 billion of available capacity. These included non-marginable facilities with $400 million of total capacity and marginable facilities with $4.30 billion of total capacity. At March 31, 2026, we had non-marginable, residential investor warehouse facilities outstanding available to finance our unsecuritized residential investor loans in our Redwood Investments, CoreVest Mortgage Banking and Legacy Investments segments with $2.03 billion of total capacity and $1.84 billion of available capacity. Borrowing under these facilities used to finance our CoreVest Mortgage Banking loan inventory at March 31, 2026 totaled $55 million. We note that several of these facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our Legacy Investments portfolio at March 31, 2026.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the three months ended March 31, 2026, and have other such facilities with scheduled maturities during the next twelve months. See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the loan warehouse facilities used for our Mortgage Banking platforms.
As described above, our material cash requirements include meeting margin calls associated with loan warehouse facilities and interest rate hedges. During periods when there is higher volatility in benchmark interest rate levels, we may experience increased margin calls related to interest rate hedges, which may be material and present increased liquidity risk. In particular, interest rate hedges associated with our mortgage banking activities are typically intended to fully or partially offset interest rate-driven changes in the fair value of mortgage loans we own or have identified for purchase. When benchmark interest rates rise or decline, there may be liquidity risk due to the fact that any corresponding change in value to such mortgage loans or other financial instruments we own may not be an immediate source of liquidity to offset margin call amounts related to our interest rate hedges.
Additional information regarding risks related to the debt we use to finance our mortgage banking platforms can be found under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" that follows within this section.

Liquidity Needs for our Redwood Investments
At March 31, 2026, in addition to our ABS issued, our investment portfolio was financed with $566 million of secured recourse debt, of which $219 million was marginable and $347 million was non-marginable, and $300 million of secured non-recourse debt that was non-marginable. At March 31, 2026, we have also allocated $81 million of outstanding borrowings from our secured revolving financing facility to finance our Redwood Investments segment. Our secured revolving financing facility may be used to finance both our Redwood Investments, Sequoia and CoreVest mortgage banking platforms, as well as Legacy Investments.
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Liquidity and Capital Resources for additional information regarding our forms of financing assets in our investment portfolio, as well as for our descriptions of what constitutes non-recourse and non-marginable debt.
See Note 17 and Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our asset-backed securities issued and debt obligations, respectively.
Liquidity Needs for our Legacy Investments
At March 31, 2026, we financed our Legacy Investments with a combination of recourse and non-recourse, non-marginable residential investor loan warehouse facilities, a recourse non-marginable HEI facility, and non-recourse securitization debt (ABS issued). Certain residential investor warehouse facilities may impose advance rate step-downs or repurchase requirements if underlying loan performance or property valuations deteriorate, which could require the use of additional liquidity. At March 31, 2026, we have also allocated $244 million of outstanding borrowings from our secured revolving financing facility to finance our Legacy Investments segment.
Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Liquidity and Capital Resources for additional information regarding our forms of financing for our investments, as well as for our descriptions of what constitutes non-recourse and non-marginable debt.
See Note 17 and Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our asset-backed securities issued and debt obligations, respectively.
Corporate Capital
We also use unsecured recourse debt to finance our operations, including convertible and non-convertible senior debt securities issued in the public markets, as well as trust preferred securities and promissory notes. These financing arrangements support the capital needs of our operating segments. Accordingly, the associated financing costs, including interest expense, are allocated to our operating segments based on their respective use of capital, consistent with how management evaluates segment performance. See Note 18 Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 18 in Part II, Item 8 of our Annual Report on Form 10-K, for additional information on our unsecured debt obligations, net.

Risks Relating to Debt Incurred under Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer mortgage loans, residential investor mortgage loans, and HEI (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use borrowings to fund other aspects of our business and operations, including the repurchase of shares of our capital stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption(s) “Risks Relating to Debt Incurred under Borrowing Facilities,” and “Our use of financial leverage exposes us to heightened liquidity risks, including margin calls and acceleration of repayment from defaults and cross-defaults.”
Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but many of the facilities are uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined by the lender for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans, securities or other assets to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). Given that we may not be able to obtain additional financing under uncommitted lines when we need it, we are exposed to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Market Risks.” In addition, with respect to mortgage loans, securities or other assets that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Market Risks,” if and when those loans, securities or other assets become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.
Under many of our mortgage loan and HEI warehouse facilities, our securities repurchase facilities, and our secured revolving financing facility, while transferred or pledged mortgage loans, HEI, or securities are financed under the facility, to the extent the value of the loans, HEI, or securities, or the collateral underlying those loans, HEI, or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at March 31, 2026, only our securities repurchase facilities (with $104 million of borrowings outstanding at March 31, 2026), eight of our residential consumer mortgage loan warehouse facilities (with a combined $2.8 billion of borrowings outstanding at March 31, 2026), and a certificated MSR facility (with $114 million of borrowings outstanding at March 31, 2026) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.
Margin call provisions under these facilities are further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Risks Relating to Debt Incurred under Borrowing Facilities - Margin Call Provisions Associated With Debt Facilities and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Risks Relating to Debt Incurred under Borrowing Facilities - Financial Covenants Associated With Debt Facilities and Other Debt Financing.”
At March 31, 2026, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. Our financial covenants require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth and minimum liquidity, as well as financial covenants that require us to maintain recourse indebtedness below a specified ratio. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at March 31, 2026, our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at March 31, 2026, our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1.8 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at March 31, 2026, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2025. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
Additional detail on our critical accounting estimates is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, under the heading "Critical Accounting Estimates."
MARKET AND OTHER RISKS
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2025.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 19 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 19 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible debt. In May 2023, our Board of Directors approved an authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three months ended March 31, 2026, we did not repurchase any shares of our common or preferred stock under these programs. At March 31, 2026, $111 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)
Item 5. Other Information
During the three months ended March 31, 2026, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 2, 2022 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.2, filed on March 1, 2023)
10.1	Second Amendment to Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of April 24, 2026 (filed herewith)
10.2	Eighth Amendment to Lease Agreement, dated as of May 5, 2026, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, is filed in inline XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates exhibits, if any, that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 7, 2026	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)