Form 10-Q
period 2026-06-30
REDWOOD TRUST INC
filed 2026-08-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.00% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
9.50% Senior Notes Due 2030	RWTQ	New York Stock Exchange
9.75% Senior Notes Due 2031	RWTR	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	125,612,432	shares outstanding as of August 5, 2026

REDWOOD TRUST, INC.
2026 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2026	December 31, 2025
ASSETS (1)
Residential consumer loans	$23,638,696	$17,935,761
Residential investor loans	3,125,469	3,616,664
Home equity investments	339,735	329,883
Real estate securities	480,897	423,016
Servicing investments	290,825	302,230
Strategic investments	97,133	101,958
Derivative assets	59,436	105,597
Cash and cash equivalents	191,846	255,664
Restricted cash	99,465	193,446
Goodwill	23,373	23,373
Other assets	471,256	413,522
Total Assets	$28,818,131	$23,701,114

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued	$22,515,907	$17,492,031
Debt obligations, net	4,956,574	4,799,382
Derivative liabilities	10,912	28,150
Accrued expenses and other liabilities	400,899	398,935
Total liabilities	27,884,292	22,718,498
Commitments and Contingencies (see Note 19)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 125,607,457 and 124,459,837 issued and outstanding	1,256	1,245
Additional paid-in capital	2,472,006	2,463,473
Accumulated other comprehensive loss	(31,059)	(31,669)
Cumulative earnings	1,104,249	1,114,360
Cumulative distributions to stockholders	(2,679,561)	(2,631,741)
Total Equity	933,839	982,616
Total Liabilities and Equity	$28,818,131	$23,701,114
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2026 and December 31, 2025, assets of consolidated VIEs totaled $24,372,361 and $18,927,094, respectively. At June 30, 2026 and December 31, 2025, liabilities of consolidated VIEs totaled $22,877,902 and $17,850,175, respectively. See Note 16 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
Interest Income
Residential consumer loans	$312,002	$184,403	$588,637	$346,746
Residential investor loans	50,784	72,104	107,823	150,259
Consolidated Agency multifamily loans	—	4,508	—	8,956
Real estate securities	15,018	16,121	30,205	34,658
Other interest income	7,420	7,200	15,478	15,811
Total interest income	385,224	284,336	742,143	556,430
Interest Expense
Asset-backed securities issued	(270,503)	(198,537)	(508,721)	(377,907)
Debt obligations	(82,650)	(71,965)	(166,634)	(136,747)
Total interest expense	(353,153)	(270,502)	(675,355)	(514,654)
Net Interest Income	32,071	13,834	66,788	41,776
Non-Interest Income
Mortgage banking activities, net	32,071	40,857	64,035	73,910
Investment fair value changes, net	(22,523)	(84,704)	(45,722)	(89,892)
HEI income (loss), net	2,798	(12,899)	9,907	(2,733)
Servicing income, net	2,648	1,608	10,669	5,015
Fee income, net	2,960	2,209	5,846	4,560
Other income, net	5,985	352	8,422	1,902
Realized gains, net	—	640	—	1,207
Total non-interest income (loss), net	23,939	(51,937)	53,157	(6,031)
General and administrative expenses	(38,198)	(36,983)	(87,556)	(74,454)
Portfolio management costs	(7,030)	(10,028)	(15,759)	(16,519)
Loan acquisition costs	(5,990)	(4,781)	(12,719)	(8,349)
Other expenses	(4,747)	(4,035)	(11,872)	(7,944)
Net Income (Loss) Before Provision for Income Taxes	45	(93,930)	(7,961)	(71,521)
(Provision for) benefit from income taxes	(1,145)	(4,562)	1,358	(10,824)
Net (Loss) Income	$(1,100)	$(98,492)	$(6,603)	$(82,345)
Dividends on preferred stock	(1,758)	(1,757)	(3,508)	(3,507)
Net (Loss) Income (Related) Available To Common Stockholders	$(2,858)	$(100,249)	$(10,111)	$(85,852)

Basic (loss) earnings per common share	$(0.03)	$(0.76)	$(0.10)	$(0.67)
Diluted (loss) earnings per common share	$(0.03)	$(0.76)	$(0.10)	$(0.67)
Basic weighted average common shares outstanding	125,333,440	133,006,312	125,052,944	132,886,919
Diluted weighted average common shares outstanding	125,333,440	133,006,312	125,052,944	132,886,919

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
Net (Loss) Income	$(1,100)	$(98,492)	$(6,603)	$(82,345)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale ("AFS") securities	(7,367)	538	(11,556)	3,960
Reclassification of unrealized loss (gain) on AFS securities to net (loss) income	6,646	(1,284)	10,119	(1,993)
Reclassification of unrealized loss on interest rate agreements to net (loss) income	1,029	1,029	2,047	2,047
Total other comprehensive income	$308	$283	$610	$4,014
Comprehensive (Loss) Income	$(792)	$(98,209)	$(5,993)	$(78,331)
Dividends on preferred stock	$(1,758)	$(1,757)	$(3,508)	$(3,507)
Comprehensive (Loss) Income (Related) Available To Common Stockholders	$(2,550)	$(99,966)	$(9,501)	$(81,838)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2026

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2026	$66,948	125,015,499	$1,250	$2,468,269	$(31,367)	$1,107,107	$(2,655,496)	$956,711
Net (loss)	—	—	—	—	—	(1,100)	—	(1,100)
Other comprehensive income	—	—	—	—	308	—	—	308
Employee stock purchase and incentive plans	—	591,958	6	(967)	—	—	—	(961)
Non-cash equity award compensation and other	—	—	—	4,704	—	—	—	4,704
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,758)	—	(1,758)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(24,065)	(24,065)
June 30, 2026	$66,948	125,607,457	$1,256	$2,472,006	$(31,059)	$1,104,249	$(2,679,561)	$933,839
For the Six Months Ended June 30, 2026

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2025	$66,948	124,459,837	$1,245	$2,463,473	$(31,669)	$1,114,360	$(2,631,741)	$982,616
Net (loss)	—	—	—	—	—	(6,603)	—	(6,603)
Other comprehensive income	—	—	—	—	610	—	—	610
Employee stock purchase and incentive plans	—	1,147,620	11	(2,387)	—	—	—	(2,376)
Non-cash equity award compensation and other	—	—	—	10,920	—	—	—	10,920
Share repurchases	—	—	—	—	—	—	—	—
Preferred dividends declared ($1.250 per share)	—	—	—	—	—	(3,508)		(3,508)
Common dividends declared ($0.36 per share)(1)	—	—	—	—	—	—	(47,820)	(47,820)
June 30, 2026	$66,948	125,607,457	$1,256	$2,472,006	$(31,059)	$1,104,249	$(2,679,561)	$933,839
(1) Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

For the Three Months Ended June 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
March 31, 2025	$66,948	133,005,314	$1,330	$2,506,877	$(39,340)	$1,205,798	$(2,558,119)	$1,183,494
Net (Loss)	—	—	—	—	—	(98,492)	—	(98,492)
Other comprehensive income	—	—	—	—	283	—	—	283
Employee stock purchase and incentive plans	—	234,997	2	(388)	—	—	—	(386)
Non-cash equity award compensation and other	—	—	—	4,629	—	—	—	4,629
Share repurchases	—	(1,560,795)	(16)	(8,967)	—	—	—	(8,983)
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,757)	—	(1,757)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(25,325)	(25,325)
June 30, 2025	$66,948	131,679,516	$1,316	$2,502,151	$(39,057)	$1,105,549	$(2,583,444)	$1,053,463
For the Six Months Ended June 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2024	$66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
Net (Loss)	—	—	—	—	—	(82,345)	—	(82,345)
Other comprehensive income	—	—	—	—	4,014	—	—	4,014
Employee stock purchase and incentive plans	—	720,732	7	(2,644)	—	—	—	(2,637)
Non-cash equity award compensation and other	—	—	—	9,733	—	—	—	9,733
Share repurchases	—	(1,560,795)	(16)	(8,967)	—	—	—	(8,983)
Preferred dividends declared ($1.250 per share)	—	—	—	—	—	(3,507)	—	(3,507)
Common dividends declared ($0.36 per share)(1)	—	—	—	—	—	—	(50,675)	(50,675)
June 30, 2025	$66,948	131,679,516	$1,316	$2,502,151	$(39,057)	$1,105,549	$(2,583,444)	$1,053,463
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net (loss)	$(6,603)	$(82,345)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	5,964	5,672
Depreciation and amortization of non-financial assets	4,658	5,460
Originations of held-for-sale loans	(765,083)	(846,335)
Purchases of held-for-sale loans	(12,952,750)	(5,210,370)
Proceeds from sales of held-for-sale loans	5,500,960	1,905,228
Principal payments on held-for-sale loans	116,128	59,508
Net settlements of derivatives	(108,824)	(16,853)
Non-cash equity award compensation expense and other	10,920	9,733
Market valuation adjustments	(13,152)	32,865
Realized gains, net	—	(1,206)
Net change in:
Other assets	(32,192)	(42,281)
Accrued expenses and other liabilities	(15,000)	115,176
Net cash used in operating activities	(8,254,974)	(4,065,748)
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(356,823)	(258,975)
Proceeds from sales of loans	—	91,204
Principal payments on loan investments	3,041,591	1,703,903
Purchases of HEI	(3,003)	(6,060)
Repayments on HEI	9,542	21,711
Purchases of real estate securities	(98,485)	(22,087)
Proceeds from sales of real estate securities	65,616	115,281
Principal payments on real estate securities	833	537
Repayments from servicer advance investments, net	27,751	(5,583)
Other investing activities, net	12,674	(2,097)
Net cash provided by investing activities	2,699,696	1,637,834
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	8,561,389	3,770,078
Repayments on asset-backed securities issued	(3,254,087)	(1,414,056)
Proceeds from borrowings on debt obligations	13,324,047	6,815,713
Repayments on debt obligations	(13,168,089)	(6,534,950)
Debt issuance costs paid	(7,159)	(8,490)
Taxes paid on equity award distributions	(2,564)	(2,875)
Net proceeds from issuance of common stock	188	238
Net payments on repurchase of common stock	(1,118)	(7,513)
Dividends paid on common stock	(47,820)	(50,675)
Dividends paid on preferred stock	(3,508)	(3,507)
Other financing activities, net	(3,800)	(750)
Net cash provided by financing activities	5,397,479	2,563,213
Net (decrease) increase in cash, cash equivalents and restricted cash	(157,799)	135,299
Cash, cash equivalents and restricted cash at beginning of period	449,110	312,927
Cash, cash equivalents and restricted cash at end of period	$291,311	$448,226

Cash and cash equivalents at end of period	191,846	301,979
Restricted cash at end of period (1)	99,465	146,247
Cash, cash equivalents and restricted cash at end of period	$291,311	$448,226

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2026	2025
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$645,411	$496,718
Taxes paid	5,287	4,348
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Real estate securities retained from whole loan securitizations	9,049	—
Retention of mortgage servicing rights from loan sales	4,558	—
Retention of interest-only security from loan securitization	965	—
Consolidation of securitized CAFL bridge loans at issuance	—	155,373
Consolidation of CAFL bridge ABS at issuance	—	283,107
Transfers from loans held-for-sale to loans held-for-investment	8,512,909	3,792,872
Transfers from loans held-for-investment to loans held-for-sale	370	2,147,978
Transfers from residential consumer and investor loans to real estate owned	47,880	16,142
Right-of-use asset obtained in exchange for operating lease liability	5,420	2,907
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
June 30, 2026
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles ("GAAP"). Certain disclosures typically included in our annual financial statements have been condensed or omitted from these interim financial statements, as permitted. The disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at June 30, 2026 and results of operations for all periods presented. The results of operations for the three and six months ended June 30, 2026 should not be construed as indicative of the results to be expected for the full year.
During the first quarter of 2026, we established Aspire Mortgage Banking as a new reportable segment to separately disclose financial results for our expanded-credit residential mortgage platform, which was previously included within the Sequoia Mortgage Banking segment. Aspire Mortgage Banking includes our non-QM loan conduit, which focuses on loans and investments originated under expanded underwriting criteria. This change had no impact on the consolidated financial statements and all prior-period amounts were conformed to the current presentation. See Note 4 for further discussion on our reportable segments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 2. Basis of Presentation - (continued)
During the same period, we began allocating our preferred stock dividend expense as well as our corporate financing costs, comprised of interest expense related to our unsecured promissory notes, trust preferred securities, convertible debt, and senior notes, to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly attributable to the Company’s operating segments are included in Corporate/Other. This change had no impact on the consolidated financial statements and all prior-period amounts were conformed to the current presentation.
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
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and Home Equity Investments ("HEI"), which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under residential consumer loans and residential investor loans on our consolidated balance sheets. In our consolidated statements of income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. The Asset-Backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. See Note 17 for further discussion on ABS issued. The underlying HEI at the consolidated HEI securitization entity are shown under "Home equity investments" on our consolidated balance sheets and the associated fair value changes and interest expense associated with ABS issued are shown under HEI income, net on our consolidated statements of (loss) income. See Note 10 for further discussion on HEI.
We also consolidate certain partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain a majority ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships. We account for the co-investors' interests as non-controlling interests, see Note 15 for further discussion.
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
June 30, 2026
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
Note 4. Segment Information
We report our results through five reportable segments: Sequoia Mortgage Banking, Aspire Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. This segmentation aligns with the results of operations presented to our Chief Operating Decision Maker ("CODM") in reviewing the Company for performance assessment and resource allocation. Our CODM is a group consisting of the Company's Chief Executive Officer, President and Chief Financial Officer.
Our CODM evaluates performance and allocates resources on each respective segment primarily based on segment net income (loss), also referred to as segment contribution, which is also used to assess the annual budget and forecasting process and to consider budget-to-actual variances when allocating capital and personnel to the segments throughout the year.
During the first quarter of 2026, we established Aspire Mortgage Banking as a new reportable segment to separately disclose the financial results of our expanded-credit residential mortgage platform, which was previously included within the Sequoia Mortgage Banking segment. This change reflects the manner in which operations are evaluated by the CODM as well as the increasing scale and distinct operating characteristics of this platform. Aspire Mortgage Banking includes our non-QM loan conduit, which focuses on loans and investments originated under expanded underwriting criteria. This change in segment presentation aligns with how management assesses performance under ASC 280, Segment Reporting, and has been applied retrospectively to all prior periods presented in this Quarterly Report on Form 10-Q. This change had no impact on the consolidated financial statements and all prior-period amounts have been conformed to the current presentation.
The accounting policies applied to the segments are the same as those described in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. During the first quarter of 2026, we began allocating our preferred stock dividend expense as well as our corporate unsecured financing costs, comprised of interest expense on our unsecured promissory notes, trust preferred securities, convertible debt, and senior notes, to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly attributable to the Company’s operating segments are included in Corporate/Other. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation. The "Corporate/Other" column presented below is not a reportable segment and is presented as a reconciling column to the total results for each period.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)
In the normal course of business, loans are originated or acquired within our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations that we sponsor and consolidate under GAAP. Our loans are accounted for under the fair value option or at the lower of cost or market value, for which the carrying value approximates fair value. Amounts transferred between segments are accounted for at fair value at the time of transfer. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following tables present financial information by segment for the three and six months ended June 30, 2026 and 2025.
Table 4.1 – Business Segment Financial Information

	Three Months Ended June 30, 2026
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$58,354	$18,109	$3,491	$301,749	$3,334	$187	$385,224
Interest expense	(31,080)	(14,548)	(2,209)	(291,579)	(13,737)	—	(353,153)
Net interest income (expense)	27,274	3,561	1,282	10,170	(10,403)	187	32,071
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	58,697	(6,039)	9,946	—	—	—	62,604
Risk management derivatives (losses) gains, net (1)	(45,753)	15,238	(18)	—	—	—	(30,533)
Total Mortgage banking activities, net	12,944	9,199	9,928	—	—	—	32,071
Investment fair value changes, net, excluding risk management derivatives	—	—	(38)	26,153	(12,314)	—	13,801
Risk management derivatives (losses) gains, net (1)	—	—	—	(36,324)	—	—	(36,324)
Total Investment fair value changes, net	—	—	(38)	(10,171)	(12,314)	—	(22,523)
HEI income, net	—	—	—	493	2,305	—	2,798
Servicing income, net	—	30	—	2,618	—	—	2,648
Fee income, net	—	—	2,496	453	11	—	2,960
Other income (loss), net	—	—	(182)	5,193	974	—	5,985
Realized gains, net	—	—	—	—	—	—	—
Total non-interest income (loss), net	12,944	9,229	12,204	(1,414)	(9,024)	—	23,939
General and administrative expenses	(6,134)	(2,826)	(7,679)	(853)	(15)	(20,691)	(38,198)
Portfolio management costs	—	—	—	(3,436)	(3,591)	(3)	(7,030)
Loan acquisition costs	(2,098)	(1,067)	(2,825)	—	—	—	(5,990)
Other expenses	—	—	(2,011)	(2,343)	(393)	—	(4,747)
Benefit from (Provision for) income taxes	134	(1,419)	285	(623)	328	150	(1,145)
Net Income (Loss)	$32,120	$7,478	$1,256	$1,501	$(23,098)	$(20,357)	$(1,100)
Dividends on preferred stock	(519)	(170)	(89)	(758)	(222)	—	(1,758)
Net Income (Loss) Available (Related) To Common Stockholders (2)	$31,601	$7,308	$1,167	$743	$(23,320)	$(20,357)	$(2,858)
Total Assets	$2,236,378	$835,233	$320,658	$24,322,023	$915,571	$188,268	$28,818,131
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)

	Six Months Ended June 30, 2026
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$119,660	$36,517	$7,683	$570,497	$7,334	$452	$742,143
Interest expense	(67,417)	(29,314)	(4,292)	(547,885)	(26,447)	—	(675,355)
Net interest income (expense)	52,243	7,203	3,391	22,612	(19,113)	452	66,788
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	116,659	(7,583)	16,874	—	—	—	125,950
Risk management derivatives (losses) gains, net (1)	(81,664)	19,466	283	—	—	—	(61,915)
Total Mortgage banking activities, net	34,995	11,883	17,157	—	—	—	64,035
Investment fair value changes, net, excluding risk management derivatives	—	—	(303)	48,968	(19,789)	—	28,876
Risk management derivatives (losses) gains, net (1)	—	—	—	(74,582)	(16)	—	(74,598)
Total Investment fair value changes, net	—	—	(303)	(25,614)	(19,805)	—	(45,722)
HEI income, net	—	—	—	1,068	8,839	—	9,907
Servicing income, net	—	30	—	10,639	—	—	10,669
Fee income (loss), net	—	—	5,323	645	(122)	—	5,846
Other income, net	—	—	407	6,091	1,924	—	8,422
Realized gains, net	—	—	—	—	—	—	—
Total non-interest income (loss), net	34,995	11,913	22,584	(7,171)	(9,164)	—	53,157
General and administrative expenses	(13,183)	(5,292)	(20,667)	(4,237)	(31)	(44,146)	(87,556)
Portfolio management costs	—	—	—	(7,591)	(8,138)	(30)	(15,759)
Loan acquisition costs	(4,939)	(2,113)	(5,667)	—	—	—	(12,719)
Other expenses	—	—	(4,021)	(7,458)	(393)	—	(11,872)
Benefit from (Provision for) income taxes	1,379	(1,761)	2,346	(1,996)	938	452	1,358
Net Income (Loss)	$70,495	$9,950	$(2,034)	$(5,841)	$(35,901)	$(43,272)	$(6,603)
Dividends on preferred stock	(1,063)	(374)	(176)	(1,416)	(479)	—	(3,508)
Net Income (Loss) Available (Related) To Common Stockholders (2)	$69,432	$9,576	$(2,210)	$(7,257)	$(36,380)	$(43,272)	$(10,111)
Total Assets	$2,236,378	$835,233	$320,658	$24,322,023	$915,571	$188,268	$28,818,131
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)

	Three Months Ended June 30, 2025
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$35,503	$1,518	$3,737	$219,744	$23,449	$385	$284,336
Interest expense	(24,915)	(1,587)	(2,841)	(202,280)	(38,879)	—	(270,502)
Net interest income (expense)	10,588	(69)	896	17,464	(15,430)	385	13,834
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	(23,756)	1,124	15,354	—	—	—	(7,278)
Risk management derivatives gains (losses), net (1)	48,069	(1,041)	1,107	—	—	—	48,135
Total Mortgage banking activities, net	24,313	83	16,461	—	—	—	40,857
Investment fair value changes, net, excluding risk management derivatives	—	—	—	(26,958)	(74,606)	(132)	(101,696)
Risk management derivatives gains (losses), net (1)	—	—	—	17,960	(968)	—	16,992
Total Investment fair value changes, net	—	—	—	(8,998)	(75,574)	(132)	(84,704)
HEI income (loss), net	—	—	—	126	(13,025)	—	(12,899)
Servicing income, net	—	—	—	1,608	—	—	1,608
Fee income (loss), net	—	—	2,782	412	(985)	—	2,209
Other income (loss), net	—	—	715	394	—	(757)	352
Realized gains, net	—	—	—	640	—	—	640
Total non-interest income (loss), net	24,313	83	19,958	(5,818)	(89,584)	(889)	(51,937)
General and administrative expenses	(6,015)	(1,190)	(10,218)	(1,528)	(57)	(17,975)	(36,983)
Portfolio management costs	—	—	—	(2,594)	(7,434)	—	(10,028)
Loan acquisition costs	(1,267)	—	(3,514)	—	—	—	(4,781)
Other expenses	—	—	(2,203)	(1,832)	—	—	(4,035)
(Provision for) Benefit from income taxes	(9,310)	21	278	1,567	2,535	347	(4,562)
Net Income (Loss)	$18,309	$(1,155)	$5,197	$7,259	$(109,970)	$(18,132)	$(98,492)
Dividends on preferred stock	(483)	(28)	(101)	(500)	(645)	—	(1,757)
Net Income (Loss) Available (Related) To Common Stockholders (2)	$17,826	$(1,183)	$5,096	$6,759	$(110,615)	$(18,132)	$(100,249)
Total Assets	$1,551,366	$137,751	$301,743	$15,982,357	$2,953,731	$406,072	$21,333,020
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)

	Six Months Ended June 30, 2025
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Corporate/ Other	Total
Interest income	$67,142	$1,562	$8,131	$421,313	$57,601	$681	$556,430
Interest expense	(41,933)	(1,814)	(5,851)	(387,325)	(77,731)	—	(514,654)
Net interest income (expense)	25,209	(252)	2,280	33,988	(20,130)	681	41,776
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	(22,624)	1,356	29,201	—	—	—	7,933
Risk management derivatives gains (losses), net (1)	68,856	(1,041)	(1,838)	—	—	—	65,977
Total Mortgage banking activities, net	46,232	315	27,363	—	—	—	73,910
Investment fair value changes, net, excluding risk management derivatives	—	—	—	(49,626)	(77,677)	(212)	(127,515)
Risk management derivatives gains (losses), net (1)	—	—	—	44,251	(6,628)	—	37,623
Total Investment fair value changes, net	—	—	—	(5,375)	(84,305)	(212)	(89,892)
HEI income (loss), net	—	—	—	181	(2,914)	—	(2,733)
Servicing income, net	—	—	—	5,015	—	—	5,015
Fee income (loss), net	—	—	5,861	554	(1,855)	—	4,560
Other income (loss), net	—	—	2,397	764	—	(1,259)	1,902
Realized gains, net	—	—	—	1,207	—	—	1,207
Total non-interest income (loss), net	46,232	315	35,621	2,346	(89,074)	(1,471)	(6,031)
General and administrative expenses	(11,433)	(2,118)	(20,815)	(2,877)	(73)	(37,138)	(74,454)
Portfolio management costs	—	—	—	(4,654)	(11,865)	—	(16,519)
Loan acquisition costs	(2,338)	—	(6,011)	—	—	—	(8,349)
Other expenses	—	—	(4,405)	(3,539)	—	—	(7,944)
(Provision for) Benefit from income taxes	(16,502)	(49)	927	1,871	2,535	394	(10,824)
Net Income (Loss)	$41,168	$(2,104)	$7,597	$27,135	$(118,607)	$(37,534)	$(82,345)
Dividends on preferred stock	(889)	(45)	(168)	(1,051)	(1,354)	—	(3,507)
Net Income (Loss) Available (Related) To Common Stockholders (2)	$40,279	$(2,149)	$7,429	$26,084	$(119,961)	$(37,534)	$(85,852)
Total Assets	$1,551,366	$137,751	$301,743	$15,982,357	$2,953,731	$406,072	$21,333,020
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
June 30, 2026
(Unaudited)

Note 5. Mortgage Banking Activities, Net
Mortgage banking activities, net includes changes in fair value of loans held-for-sale, loan purchase commitments, interest rate lock commitments and related risk management derivatives held in our Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments. The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of (loss) income for the three and six months ended June 30, 2026 and 2025.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$48,709	$14,019	$69,237	$44,392
Trading securities (2)	6,047	(38,645)	42,914	(67,972)
Risk management derivatives (3)	(45,753)	48,069	(81,664)	68,856
Other income, net (4)	3,941	870	4,508	956
Total Sequoia mortgage banking activities, net	12,944	24,313	34,995	46,232

Aspire Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	(7,561)	1,076	(9,803)	1,302
Trading securities (2)	972	—	1,300	—
Risk management derivatives (3)	15,238	(1,041)	19,466	(1,041)
Other income, net (4)	550	48	920	54
Total Aspire mortgage banking activities, net	9,199	83	11,883	315

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value (1)	2,627	4,560	961	11,490
Residential investor bridge loans, at fair value	836	3,574	1,200	4,606
Trading securities (2)	1,009	—	1,009	—
Risk management derivatives (3)	(18)	1,107	283	(1,838)
Other income, net (4) (5)	5,474	7,220	13,704	13,105
Total CoreVest mortgage banking activities, net	9,928	16,461	17,157	27,363
Mortgage Banking Activities, Net	$32,071	$40,857	$64,035	$73,910
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
June 30, 2026
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
Determination of Fair Value
Included in Note 6 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At June 30, 2026, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2026 and December 31, 2025, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2026	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$23,638,696	$—	$—	$23,638,696
Residential investor loans	3,111,606	—	—	3,111,606
HEI	339,735	—	—	339,735
Real estate securities:
Trading	193,550	—	—	193,550
AFS	287,347	—	—	287,347
Servicing investments	290,825	—	—	290,825
Strategic investments	10,123	—	—	10,123
Derivative assets	59,436	8,099	29,616	21,721
Total Assets	$27,931,318	$8,099	$29,616	$27,893,603

Liabilities
ABS issued	$22,515,907	$—	$—	$22,515,907
Derivative liabilities	10,912	4,289	—	6,623
Non-controlling interest	92,631	—	—	92,631
Total Liabilities	$22,619,450	$4,289	$—	$22,615,161

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
June 30, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2026.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Consumer Loans	Residential Investor Loans	HEI	Real Estate Trading Securities	Real Estate AFS Securities	Servicing Investments	Strategic Investments	Derivatives, net (1)
(In Thousands)
Beginning balance - December 31, 2025	$17,935,761	$3,602,250	$329,883	$135,459	$287,557	$302,230	$6,310	$16,843
Acquisitions	12,998,585	—	—	98,314	10,185	4,572	527	—
Originations	—	842,158	3,003	—	—	—	—	—
Sales	(4,592,312)	(1,068,959)	—	(65,616)	—	—	—	—
Transfer to fair value option	—	—	—	—	—	—	1,350	—
Principal paydowns	(2,557,332)	(594,866)	(9,542)	(284)	(549)	(27,751)	—	—
Consolidation of securitized bridge loans (2)	—	411,779	—	—	—	—	—	—
Gains (losses) in net income, net	(140,968)	(37,914)	16,290	25,677	1,530	11,774	1,936	44,039
Unrealized gains in OCI, net	—	—	—	—	(11,376)	—	—	—
Other settlements, net (3)	(5,038)	(42,842)	101	—	—	—	—	(45,784)
Ending balance - June 30, 2026	$23,638,696	$3,111,606	$339,735	$193,550	$287,347	$290,825	$10,123	$15,098
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (4)	$(114,738)	$(39,501)	$16,499	$25,857	$(11,556)	$13,286	$(150)	$15,098

	Liabilities
	ABS Issued	Non-controlling interest
(In Thousands)
Beginning balance - December 31, 2025	$17,433,600	$92,645
Issuance	8,561,389	—
Sales	(3,689)	—
Principal paydowns	(3,191,968)	—
(Gains) losses in net income (loss), net	(283,425)	3,605
Other settlements, net	—	(3,619)
Ending balance - June 30, 2026	$22,515,907	$92,631
Change in unrealized (gains) or losses for the period included in earnings for liabilities held at the end of the reporting period (4)	$(373,025)	$289
(1)Derivatives, net, consists of loan purchase and interest rate lock commitments, and are presented on a net basis.
(2)For the six months ended June 30, 2026, we transferred $348 million of residential investor bridge loans to joint ventures sponsored by us in connection with our CAFL bridge securitizations. These joint ventures are consolidated under GAAP as we are the primary beneficiary. For additional information on our principles of consolidation, see Note 16 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this 2026 Quarterly Report on Form 10-Q.
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
June 30, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value at June 30, 2026.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2026	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans (4)	$23,638,696	Senior credit spread to TBA price (3)	$0.63	-	$1.44		$0.95
		Senior credit spread to Treasury Curve (3)	125	-	200	bps	139	bps
		Subordinate credit spread to Treasury Curve (3)	145	-	675	bps	262	bps
		Senior credit support (3)	7	-	20%		10%
		IO discount rate (3)	10	-	20%		16%
		Liability price	$24	-	$105		$100
Residential investor loans:
Residential investor term loans (4)	1,796,137	Whole loan spread (3)	220	-	220	bps	220	bps
		Liability price	$89	-	$99		$93
Residential investor bridge loans (4)	1,315,469	Whole loan discount rate	7	-	12%		7%
		Liability Price	$69	-	$158		$100
		Dollar price of loans	$21	-	$105		$86
HEI	339,735	Discount rate	8	-	8%		8%
		Prepayment rate (Annual CPR)	8	-	15%		14%
		Home price appreciation (depreciation)	4	-	4%		4%
		Liability price (4)	$158	-	$158		$158
Real estate securities - trading and AFS securities	480,897	Discount rate	4	-	22%		9%
		Prepayment rate (Annual CPR)	—	-	31%		4%
		Default rate	—	-	89%		34%
		Loss severity	—	-	40%		10%
Servicing investments	290,825	Prepayment rate (Annual CPR)	—	-	39%		10%
		Prepayment yield (Annual CPY)	10	-	50%		30%
		Discount rate	8	-	11%		10%
Derivative assets, net (5)	15,098	Senior credit spread to TBA price (3)	$0.63	-	$1.44		$0.92
		Senior credit spread to Treasury Curve (3)	125	-	200	bps	139	bps
		Subordinate credit spread to Treasury Curve (3)	145	-	675	bps	264	bps
		Senior credit support (3)	7	-	20%		10%
		IO discount rate (3)	10	-	20%		16%
		Pull-through rate	27	-	100%		73%
Strategic investments	10,123	Transaction Price	$200	-	$3,813		$1,125
Total Assets	$27,886,980

Liabilities
ABS issued (4)	$22,515,907	Discount rate	—	-	22%	1%
		Prepayment rate (annual CPR)	—	-	53%	13%
		Default rate	—	-	21%	—%
		Loss severity	—	-	50%	1%
Non-controlling interests (6)	92,631	Discount rate	12	-	15%	13%
Total Liabilities	$22,608,538

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for Collateralized Financing Entities ("CFE"). At June 30, 2026, the fair value of securities we owned at the consolidated Sequoia and CAFL Term was $1.23 billion, and $314 million, respectively. At June 30, 2026, the fair value of our securities in the four CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entity was $70 million and $27 million, respectively.
(5)For the purpose of this presentation, derivative assets and liabilities, which include loan purchase commitments, are presented on a net basis.
(6)Of the total $119 million payable to non-controlling interests, $93 million is measured at fair value on a recurring basis.
The following table summarizes the estimated fair values of assets and liabilities that are not measured at fair value at June 30, 2026 and December 31, 2025.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		June 30, 2026		December 31, 2025
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Residential investor loans held-for-sale (1)	3	$13,863	$13,863	$14,414	$14,414
Cash and cash equivalents	1	191,846	191,846	255,664	255,664
Restricted cash	1	99,465	99,465	193,446	193,446

Liabilities
Debt obligation facilities and other financing	2	$4,079,669	$4,080,151	$4,045,578	$4,046,266
ABS issued, net	3	—	—	58,431	58,386
Convertible notes, net	1	294,369	300,439	292,993	299,045
Trust preferred securities and subordinated notes, net	3	138,929	78,120	138,906	80,910
Senior Notes	1	443,607	451,517	321,905	335,904
Guarantee obligations (2)	3	3,689	3,689	1,267	2,627
(1)Balance consists of residential investor loans reported at the lower of cost or market for which the carrying value approximates fair value at June 30, 2026.
(2)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three and six months ended June 30, 2026, we elected the fair value option for $54 million and $98 million of securities, $6.16 billion and $12.74 billion (principal balance) of residential consumer loans, and $410 million and $848 million (principal balance) of residential investor loans.
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
June 30, 2026
(Unaudited)

Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans and hold a retained portion for investment.
The following table summarizes the classifications and fair values of the securitized and unsecuritized residential consumer loans owned at June 30, 2026 and December 31, 2025.
Table 7.1 – Classifications and Fair Values of Residential Consumer Loans

June 30, 2026	Unsecuritized Loans	Securitized Loans
(In Thousands)			Total
Held-for-sale at fair value	$2,936,595	$—	$2,936,595
Held-for-investment at fair value	—	20,702,101	20,702,101
Total Residential Consumer Loans	$2,936,595	$20,702,101	$23,638,696

December 31, 2025	Unsecuritized Loans	Securitized Loans
(In Thousands)			Total
Held-for-sale at fair value	$3,092,014	$—	$3,092,014
Held-for-investment at fair value	—	14,843,747	14,843,747
Total Residential Consumer Loans	$3,092,014	$14,843,747	$17,935,761
At June 30, 2026, we owned mortgage servicing rights associated with $2.9 billion (principal balance) of residential consumer loans that were purchased from third-party originators. The value of these MSRs is included in the fair value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans. Refer to Note 16 for further information on our consolidated VIEs.
At June 30, 2026, we had $4.3 billion in commitments to acquire residential consumer loans. See Note 13 for additional information on these commitments.
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of unsecuritized residential consumer loans held-for-sale at June 30, 2026 and December 31, 2025.
Table 7.2 – Characteristics of Unsecuritized Residential Consumer Loans Held-for-Sale

(Dollars in Thousands)	June 30, 2026	December 31, 2025
UPB	$2,883,260	$3,022,360
Fair value of loans	2,936,595	3,092,014
Market value of loans pledged as collateral under short-term borrowing agreements	2,913,168	3,066,067
Weighted average coupon	6.62%	6.59%
Delinquency information
UPB of loans with 90+ day delinquencies	$7,207	$721
Average 90+ days delinquent balance (UPB)	480	721
UPB of loans in foreclosure	702	—
Average foreclosure balance (UPB)	702	—
During the three months ended June 30, 2026 and 2025, mortgage banking activities, net were $22 million and $24 million, respectively, and during both the six months ended June 30, 2026 and 2025, mortgage banking activities, net were $47 million. These amounts included changes in fair value of residential consumer loans held-for-sale, loan purchase commitments, and related risk management derivatives in our Sequoia Mortgage Banking and Aspire Mortgage Banking segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
The following table provides the activity of residential consumer loans held-for-sale ("HFS") during the three and six months ended June 30, 2026 and 2025.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Principal balance of loans acquired	$6,159,685	$2,976,206	$12,741,522	$5,313,391
Principal balance of loans sold	1,583,458	841,238	3,154,007	1,261,751
Principal balance of loans sold to unconsolidated securitization	919,505	—	1,310,782	—
Principal balance of loans transferred to consolidated securitization entities (transferred from HFS to HFI)	3,730,360	2,049,465	8,319,852	3,673,365
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the securitized residential consumer loans held-for-investment at June 30, 2026 and December 31, 2025.
Table 7.4 – Characteristics of Securitized Residential Consumer Loans Held-for-Investment

(Dollars in Thousands)	June 30, 2026	December 31, 2025
UPB	$20,894,236	$15,048,820
Average loan balance (UPB)	$888	$915
Fair value of loans (1)	$20,702,101	$14,843,747
Weighted average coupon	5.81%	5.68%

Delinquency information
UPB of loans with 90+ day delinquencies (2)	$37,803	$42,872
Average 90+ days delinquent balance (UPB)	788	766
UPB of loans in foreclosure	8,725	16,709
Average foreclosure balance (UPB)	545	726
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
The following table provides the activity of securitized jumbo residential consumer loans held-for-investment during the three and six months ended June 30, 2026 and 2025.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Principal value of loans transferred from HFS to HFI (1)	$3,730,360	$2,049,465	$8,319,852	$3,673,365
Net market valuation (losses) gains recorded	(76,681)	52,453	(208,845)	134,137
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with jumbo securitization

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
The following table summarizes the classifications and fair values of the securitized and unsecuritized residential investor loans at June 30, 2026 and December 31, 2025.
Table 8.1 – Classifications and Fair Values of Residential Investor Loans

June 30, 2026	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$78,029	$—	$322,194	$—	$400,223
Held-for-investment at fair value	—	1,718,108	—	1,007,138	2,725,246
Total Residential Investor Loans	$78,029	$1,718,108	$322,194	$1,007,138	$3,125,469

December 31, 2025	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$202,422	$—	$310,931	$—	$513,353
Held-for-investment at fair value	—	1,985,910	—	1,117,401	3,103,311
Total Residential Investor Loans	$202,422	$1,985,910	$310,931	$1,117,401	$3,616,664
(1)At both June 30, 2026 and December 31, 2025, Residential investor bridge loans held-for-sale include $14 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
Nearly all of the outstanding residential investor term loans at June 30, 2026 were first-lien, fixed-rate loans with original maturities of 5 to 30 years.
The outstanding residential investor bridge loans held-for-investment at June 30, 2026 were first-lien, interest-only loans with original maturities of 8 to 36 months and were comprised of 47% one-month SOFR-indexed adjustable-rate loans, and 53% fixed-rate loans.
At June 30, 2026, we had $204 million in commitments to fund additional advances on existing residential investor bridge loans, of which $81 million related to loans currently in securitizations sponsored by one of our joint ventures. See Note 19 for additional information on these commitments. During the three and six months ended June 30, 2026, we sold $105 million and $312 million, respectively, of residential investor bridge loans, net of $29 million and $58 million, respectively, of construction draws, to one of our joint ventures. See Note 12 for additional information on these joint ventures.
During the three months ended June 30, 2026 and 2025, income from mortgage banking activities, net were $10 million and $16 million, respectively, and during the six months ended June 30, 2026 and 2025, mortgage banking activities, net $17 million and $27 million, respectively, and included changes in fair value of residential investor loans held-for-sale, interest rate lock commitments, and related risk management derivatives in our CoreVest Mortgage Banking segment. See Note 5 for additional information. During the three months ended June 30, 2026 and 2025, Fee income, net was $3 million and $2 million, respectively, and during the six months ended June 30, 2026 and 2025, Fee income, net was $6 million and $5 million, respectively, primarily included portfolio administration fees earned on term and bridge loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table provides the activity of unsecuritized residential investor loans during the three and six months ended June 30, 2026 and 2025.
Table 8.2 – Activity of Residential Investor Loans

	Three Months Ended June 30,
	2026		2025
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$186,557	$223,660	$228,545	$141,756
Principal balance of loans acquired (1)	273	—	36,237	25,233
Principal balance of loans sold to third parties (2)	179,363	195,505	250,795	226,081
Transfer of loans between portfolios (3)	—	129,587	—	75,994

	Six Months Ended June 30,
	2026		2025
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$354,147	$488,492	$416,763	$407,900
Principal balance of loans acquired (1)	5,851	—	43,037	25,233
Principal balance of loans sold to third parties (2)	476,161	592,798	433,210	382,574
Transfer of loans between portfolios (3)	—	204,334	—	126,613
(1)Represents loans repurchased pursuant to contractual obligations
(2)For the three and six months ended June 30, 2026 the principal balance of loans sold to third parties is net of $29 million and $58 million, respectively and for the three and six months ended June 30, 2025 the principal balance of loans sold to third parties is net of $16 million and $32 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
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
Securitized Residential Investor Loans Held-for-Investment
We invest in securities issued by securitizations sponsored by CoreVest and one of our CoreVest joint ventures. We consolidate the underlying residential investor term loans and bridge loans owned by these entities. For loans held at our consolidated securitization entities, market value changes are based on the fair value of the associated ABS issued, including securities we own, pursuant to CFE guidelines, and are recorded through Investment fair value changes, net on our consolidated statements of (loss) income. See further discussion in Note 16.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Residential Investor Loan Characteristics
The following table provides the activity of securitized residential investor loans held-for-investment during the three and six months ended June 30, 2026 and 2025.
Table 8.3 – Activity of Securitized Residential Investor Loans Held-for-Investment

	Three Months Ended June 30,
	2026		2025
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation (losses) gains recorded	$(5,262)	$(1,217)	$14,122	$(4,591)
Fair value of loans transferred to consolidated securitization entities (transferred from HFS to HFI)	—	129,587	—	75,994

	Six Months Ended June 30,
	2026		2025
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded	$(19,802)	$3,966	$14,053	$(8,285)
Fair value of loans transferred to consolidated securitization entities (transferred from HFS to HFI)	—	204,334	—	126,613
The following tables summarize the characteristics of securitized and unsecuritized residential investor loans at June 30, 2026 and December 31, 2025.
Table 8.4 – Characteristics of Residential Investor Loans

June 30, 2026	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$84,703	$1,842,442	$342,481	$991,295
Average UPB of loans	814	3,117	1,913	1,578
Fair value of loans (2)	78,029	1,718,108	322,194	1,007,138
Weighted average coupon	7.02%	5.27%	8.93%	8.77%
Weighted average remaining loan term (years)	19	3	1	1
Market value of loans pledged as collateral under debt facilities	$19,364	N/A	$270,598	$1,007,138

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (3)	$39,506	$180,493	$85,725	$60,665
Average UPB of 90+ days delinquent loans (3)	9,877	4,297	8,572	1,190
Fair value of 90+ day delinquencies (3)	31,965	N/A	67,262	61,442
Unpaid principal balance of loans in foreclosure (4)	—	57,998	1,055	25,633
Average UPB in foreclosure (4)	—	4,833	1,055	801
Fair value in foreclosure (4)	—	N/A	648	26,134

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)

December 31, 2025	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$205,584	$2,083,080	$339,394	$1,099,350
Average UPB of loans	1,326	3,041	3,058	1,323
Fair value of loans	202,422	1,985,910	296,518	1,117,401
Loans held at lower of cost or market	—	—	14,414	—
Weighted average coupon	6.72%	5.26%	8.96%	8.95%
Weighted average remaining loan term (years)	13	4	1	1
Market value of loans pledged as collateral under debt facilities	$109,652	N/A	$255,255	$1,117,401

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (3)	$52,380	$209,560	$89,504	$48,438
Average UPB of 90+ days delinquent loans (3)	6,547	4,459	5,967	1,425
Fair value of 90+ day delinquencies (3)	44,680	N/A	64,998	47,439
Unpaid principal balance of loans in foreclosure (4)	—	28,089	22,838	18,882
Average UPB in foreclosure (4)	—	2,554	22,838	1,259
Fair value in foreclosure (4)	—	N/A	16,672	18,538
(1)The fair value of the Term and Bridge loans held by consolidated entities were based on the fair value of the ABS issued by these entities including securities we own, which we determined were more readily observable, in accordance with the accounting guidance for CFEs.
(2)At June 30, 2026, Residential investor bridge loans held-for-sale include $14 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
(3)The number of loans 90+ days delinquent includes loans in foreclosure.
(4)May include loans that are less than 90 days delinquent and loans where foreclosure is being pursued as a disposition strategy.
The following table presents the UPB of residential investor loans recorded on our consolidated balance sheets at June 30, 2026 and December 31, 2025 by collateral / product type.
Table 8.5 – Residential Investor Loans Collateral / Product Type

June 30, 2026	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$6,215	$1,423,868	$—	$—
Multifamily	34,091	418,232	—	—
Debt Service Coverage Ratio ("DSCR") (1)	44,397	342	—	—
Bridge
Build for Rent ("BFR") (2) (3)	—	—	59,479	507,874
Residential Transition Loans (“RTL”) (4)	—	—	109,459	381,797
Multifamily (5)	—	—	170,360	101,624
Other	—	—	3,183	—
Total Residential Investor Loans	$84,703	$1,842,442	$342,481	$991,295

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)

December 31, 2025	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$93,605	$1,620,277	$—	$—
Multifamily	55,299	462,803	—	—
Debt Service Coverage Ratio ("DSCR") (1)	56,680	—	—	—
Bridge
Build for Rent ("BFR") (2) (3)	—	—	109,064	500,497
Residential Transition Loans (“RTL”) (4)	—	—	42,107	486,352
Multifamily (5)	—	—	181,977	111,446
Other	—	—	6,246	1,055
Total Residential Investor Loans	$205,584	$2,083,080	$339,394	$1,099,350
(1)Includes loans underwritten primarily based on the property’s cash flows rather than the borrower’s personal income.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock for light to moderate renovation or to finance new construction of residential properties for rent.
(3)At June 30, 2026 and December 31, 2025, includes $791 thousand and $2 million of Single Asset Bridge ("SAB") loans in Unsecuritized Bridge and $38 million and $48 million of SAB loans in Securitized Bridge.
(4)Includes short‑term loans secured primarily by 1–4 unit properties used to acquire, renovate, or reposition properties prior to stabilization or exit.
(5)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
Loan Modifications
For the three months ended June 30, 2026, consistent with our core business strategies, we continued a more accelerated approach to resolving modified and legacy loans, advancing the wind-down of underperforming legacy assets to reduce long-term exposure to non-core assets. This includes loan and REO sales, structured exits, and, where necessary, foreclosure or liquidation processes on assets with limited workout potential.
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
For the three months ended June 30, 2026 and 2025, we modified or put into forbearance loans with a total aggregate UPB of $208 million and $363 million, respectively. This balance primarily included modifications involving extensions of loan maturities and/or covenant terms ("Simple Modifications") and modifications involving changes to the contractual interest rates (including, in certain cases, deferrals of interest) on loans, which may also include maturity extensions ("Complex Modifications"). An increase in maturity extensions would increase the expected time to repayment with a potential impact on fair values and credit losses. Certain loans may represent subsequent modifications of loans that had been previously modified in a prior reporting period. These further modifications may include adjustments to repayment rates, deferral of interest, floating-to-fixed conversions, maturity extensions (with forbearance or partial repayments), and changes to interest reserves or project completion milestones.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table presents a summary of loan modifications by loan terms type for the three months ended June 30, 2026.
Table 8.6 – Summary of Modification by Loan Terms

June 30, 2026	Unpaid Principal Balance	Weighted Average Contractual Interest Rate	Weighted Average Deferred Interest Rate	Average Month Length of Maturity Extensions
(Dollars in Thousands)
Simple Modifications (Extensions)	$119,088	N/A	N/A	5
Complex Modifications	88,958	9.86%	5.31%	12
Total Loan Modifications (1)	$208,046
(1)Included in this population are loans that had been previously modified in a prior period, with an aggregate unpaid principal balance of $68 million involving previous Complex Modifications.
For the three months ended June 30, 2025, loans with an aggregate UPB of $303 million were Simple Modifications and involved the extension of maturities and/or covenant terms. For the three months ended June 30, 2025, loans with an aggregate UPB of $60 million were Complex Modifications and primarily involved adjustments to contractual interest pay rates. Modifications on these loans maintained a contractual interest rate of approximately 8.91%, and there were no modifications involving interest deferrals. Of this population, we further modified loans that had been previously modified in a prior period, with an aggregate unpaid principal balance of $25 million.
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
Non-accrual Loans
Non-accrual loans include both securitized and unsecuritized residential investor loans. At June 30, 2026, residential investor loans with an aggregate UPB of $268 million and an aggregate fair value of $236 million were on non-accrual status. Of this balance, loans with $194 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $74 million aggregate UPB were on non-accrual of deferred interest. As of June 30, 2026, loans with an aggregate UPB of $222 million and an aggregate fair value of $193 million were in our Legacy Investments portfolio. Of this balance, loans with $148 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $74 million aggregate UPB were on non-accrual of deferred interest.
At December 31, 2025, residential investor loans with an aggregate UPB of $291 million and an aggregate fair value of $255 million were on non-accrual status. Of this balance, loans with $202 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $90 million aggregate UPB were on non-accrual of deferred interest. As of December 31, 2025, loans with an aggregate UPB of $243 million and an aggregate fair value of $208 million were in our Legacy Investments portfolio. Of this balance, loans with $153 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $90 million aggregate UPB were on non-accrual of deferred interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated jumbo loan securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at June 30, 2026 and December 31, 2025.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	June 30, 2026	December 31, 2025
Trading	$193,550	$135,459
AFS	287,347	287,557
Total Real Estate Securities	$480,897	$423,016
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
AFS Securities
During 2025, we sold legacy unsecuritized bridge loans and REO assets with an aggregate fair value of $484 million to a partnership structure created to accelerate the wind-down of the Legacy Investments portfolio (the “Legacy Trust”). In connection with this transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset.
The retained beneficial interest is valued using discounted expected cash flows that incorporate assumptions for expected recoveries on the underlying collateral, including the timing and amount of principal repayments, credit losses, and market discount rates. We did not record a separate allowance for credit losses at initial recognition because the fair value measurement already reflected expected credit losses; however, we re-evaluate expected credit losses at each reporting period and record an allowance if updated expectations indicate one is required. During the three and six months ended June 30, 2026, we recognized a credit loss allowance expense of $7 million and $10 million, respectively, related to this retained beneficial interest.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following tables present the detail of our AFS securities, by position and collateral type, at June 30, 2026 and December 31, 2025.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

	June 30, 2026	December 31, 2025
(In Thousands)	Subordinate	Subordinate
Amortized cost	$271,546	$260,381
Gross unrealized gains	30,092	31,334
Gross unrealized losses	(3,286)	(3,092)
Allowance for credit losses	(11,005)	(1,066)
Total Carrying Value	$287,347	$287,557

	June 30, 2026	December 31, 2025
(In Thousands)	Subordinate	Subordinate
Other third-party securities	$185,928	$185,737
Sequoia securities	101,419	101,820
Total Fair Value	$287,347	$287,557
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of (loss) income. During the three and six months ended June 30, 2026, we had no sales of AFS securities. During both the three and six months ended June 30, 2025, we recorded a gain of $1 million on our sales of AFS securities. During the three and six months ended June 30, 2026 and 2025, we had $7 million and $12 million of net unrealized losses, and $1 million and $4 million of net unrealized gains on AFS securities, respectively.
At June 30, 2026, we had $183 million AFS securities with contractual maturities less than five years, $4 million AFS securities with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at June 30, 2026 and December 31, 2025.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
June 30, 2026	$—	$—	$21,878	$(3,286)
December 31, 2025	—	—	22,079	(3,092)
At June 30, 2026, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 63 AFS securities, of which 11 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2025, our consolidated balance sheet included 63 AFS securities, of which 11 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer.
Allowance for Credit Losses
Credit impairments on our AFS securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 9. Real Estate Securities - (continued)

related (resulting in an unrealized loss through other comprehensive income). The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position.
The following table details the activity related to the allowance for credit losses for AFS securities for the three and six months ended June 30, 2026 and 2025.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Three Months Ended June 30,
(In Thousands)	2026	2025
Beginning balance allowance for credit losses	$4,359	$854
Additional increase (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	6,646	(15)
Ending balance of allowance for credit losses	$11,005	$839

	Six Months Ended June 30,
(In Thousands)	2026	2025
Beginning balance allowance for credit losses	$1,066	$921
Additional increase (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	9,939	(82)
Ending balance of allowance for credit losses	$11,005	$839
Note 10. Home Equity Investments (HEI)
In 2025, we began reporting our third-party originated HEI portfolio within the Legacy Investments segment, consistent with how the CODM evaluates financial performance and allocates resources across our reportable segments. We historically invested in HEI contracts acquired from third party originators, however, we ceased allocating capital to new investments in third-party originated HEI contracts. Between 2023 and early in the second quarter of 2026, we originated HEI directly through our own Aspire HEI platform. During the second quarter of 2026, we discontinued origination of new HEI contracts through Aspire HEI. As a result, we are no longer originating or acquiring new HEI contracts as of June 30, 2026. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by recording a security instrument (e.g., deed of trust) with respect to the property. Our investments in HEI expose us to both home price appreciation and depreciation of the associated property.
At June 30, 2026, our Legacy Investments segment included a co-sponsored HEI securitization which is consolidated in accordance with GAAP, and for which we have elected to account under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our Consolidated statements of (loss) income.
The following table presents our HEI at June 30, 2026 and December 31, 2025.
Table 10.1 – Home Equity Investments

(In Thousands)	June 30, 2026	December 31, 2025
Unsecuritized HEI	$145,474	$138,762
HEI held at consolidated HEI securitization entity	194,261	191,121
Total Home Equity Investments at fair value (1)	$339,735	$329,883
(1)At June 30, 2026 and December 31, 2025, balance includes $321 million and $314 million, respectively, of third-party originated HEI included in our Legacy Investments segment, including amounts held through our consolidated HEI securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following table details our HEI activity during the three and six months ended June 30, 2026 and 2025. Changes in the value of HEI during the six months ended June 30, 2026 are driven by incremental fair value adjustments.
Table 10.2 – Activity of HEI

	Three Months Ended June 30,
	2026		2025
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$391	$—	$4,226	$—
Net market valuation gains (losses) recorded	3,325	470	(14,306)	8,621

	Six Months Ended June 30,
	2026		2025
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$3,003	$—	$6,060	$—
Net market valuation gains (losses) recorded	8,434	7,857	(7,170)	20,533
The following table provides the components of HEI income, net for the three and six months ended June 30, 2026 and 2025.
Table 10.3 – Components of HEI Income, net

	Three Months Ended June 30,
(In Thousands)	2026	2025
Net market valuation gains (losses) recorded on Unsecuritized HEI	$3,325	$(14,306)
Net market valuation gains recorded on Securitized HEI	470	8,621
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(1,971)	(5,262)
Net market valuation gains (losses) recorded on non-controlling interests in HEI securitizations	952	(2,133)
Other	22	$181
Total HEI income (loss), net	$2,798	$(12,899)

	Six Months Ended June 30,
(In Thousands)	2026	2025
Net market valuation gains (losses) recorded on Unsecuritized HEI	$8,434	$(7,170)
Net market valuation gains recorded on Securitized HEI	7,857	20,533
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(4,178)	(9,031)
Net market valuation (losses) recorded on non-controlling interests in HEI securitizations	(2,334)	(7,342)
Other	128	277
Total HEI income (loss), net	$9,907	$(2,733)
(1)Amount includes interest expense associated with ABS issued, which totaled $2 million and $4 million, for both the three and six months ended June 30, 2026, respectively. Amount includes interest expense associated with ABS issued, which totaled $3 million and $6 million, for both the three and six months ended June 30, 2025, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 11. Servicing Investments
Servicing Investments at June 30, 2026 and December 31, 2025 are summarized in the following table.
Table 11.1 – Components of Servicing Investments

(In Thousands)	June 30, 2026	December 31, 2025
Servicer advance investments, at fair value	$208,754	$231,227
Excess MSRs, at fair value	40,272	37,971
MSRs, at fair value	41,799	33,032
Total Servicing Investments	$290,825	$302,230
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
For the three months ended June 30, 2026 and 2025, income from Servicing investments included Other interest income of $6 million and $7 million, respectively, Investment fair value changes, net of negative $1 million and negative $3 million, respectively, and Servicing income, net of $3 million and $2 million, respectively.
For the six months ended June 30, 2026 and 2025, income from Servicing investments included Other interest income of $12 million and $14 million, respectively, Investment fair value changes, net of positive $8 million and negative $6 million, respectively, and Servicing income, net of $11 million and $5 million, respectively.
Note 12. Strategic Investments
Strategic Investments at June 30, 2026 and December 31, 2025 are summarized in the following table.
Table 12.1 – Components of Strategic Investments

(In Thousands)	June 30, 2026	December 31, 2025
Strategic investments, equity method	$59,370	$59,337
Strategic investments, measurement alternative	26,527	26,235
Strategic investments, at fair value	10,123	6,310
Other investments	1,113	10,076
Total Strategic Investments	$97,133	$101,958
Income from Strategic Investments for the three and six months ended June 30, 2026 and 2025 are summarized in the following tables.
Table 12.2 – Components of Income From Strategic Investments, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Other (loss) income, net (1)	$3,814	$(210)	$4,271	$969
Investment fair value changes, net (2)	—	(132)	3,578	(212)
Total Strategic Investments Income, Net	$3,814	$(342)	$7,849	$757
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 12. Strategic Investments - (continued)
For both the three and six months ended June 30, 2026, includes Investment fair value gains of zero and $0.01 million, under the measurement alternative. For the three and six months ended June 30, 2025, includes Investment fair value gains of $0.1 million and $0.2 million, respectively, under the measurement alternative.
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
Joint Ventures
We have established joint ventures with institutional investment managers to invest in residential investor bridge loans and term loans originated by our CoreVest subsidiary. As of June 30, 2026 and December 31, 2025, the carrying values of our investments in these joint ventures were $20 million and $24 million, respectively. We account for these investments under the equity method of accounting, reflecting our approximately 25% non-controlling interests and our ability to exert significant influence over the operations of the joint ventures. The carrying values are adjusted quarterly to reflect our share of earnings or losses, dividends received, or returns of capital. For the three months ended June 30, 2026 and 2025, we recognized net equity method loss of $0.4 million and $0.1 million, respectively, for one joint venture, and net equity method losses of $0.3 million and earnings of $1 million, respectively, for the other. For the six months ended June 30, 2026 and 2025, we recognized net equity method loss of $0.6 million and earnings of $0.1 million, respectively, for one joint venture, and net equity method earnings of $0.2 million and $2 million, respectively, for the other. These amounts are recorded within “Other income, net” in our Consolidated Statements of Income (Loss).
In connection with one of these joint ventures, we also hold a note receivable from the joint venture. At June 30, 2026, the outstanding balance on this note receivable was $1 million and is included in Other Investments in Table 12.1 above. For the three and six months ended June 30, 2026, we recognized $0.6 million and $0.8 million, respectively, in interest on this note, which is recorded within “Other income, net” in our Consolidated Statements of Income (Loss).
See Note 8 for further information on residential bridge loans sold to these joint ventures.
In the second quarter of 2026, we established an additional joint venture with an institutional investment manager to invest in first-lien jumbo residential mortgage loans and related assets sourced by us. We hold an approximately 5% equity interest and have ongoing involvement in the joint venture's operations. Due to our significant influence over the joint venture, we account for our investment under the equity method. As of June 30, 2026, our investment carrying value was $0.3 million. There were no equity method earnings from this joint venture during the three and six months ended June 30, 2026.
See Note 7 for further information on residential consumer loans sold to this joint venture.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 13. Derivative Financial Instruments
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. We account for our derivative contracts, including loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") qualifying as derivatives under GAAP, at fair value. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2026, we assessed this risk as remote and did not record an associated specific valuation adjustment. At June 30, 2026, we were in compliance with our derivative counterparty ISDA agreements.
The following table presents the fair value and notional amount of our derivatives at June 30, 2026 and December 31, 2025.
Table 13.1 – Fair Value and Notional Amount of Derivatives

	June 30, 2026		December 31, 2025
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
TBAs	$5,636	$2,425,000	$38,686	$14,690,000
Interest rate futures	2,463	1,072,400	17,772	2,431,300
Swaptions	29,616	5,700,000	31,119	9,850,000
Assets - Other Derivatives
LPCs and IRLCs	21,721	3,305,004	18,020	3,497,565
Total Assets (1)	$59,436	$12,502,404	$105,597	$30,468,865

Liabilities - Risk Management Derivatives
TBAs	$(3,168)	$1,137,500	$(22,252)	$8,750,000
Interest rate futures	(1,121)	566,700	(4,721)	1,969,000
Liabilities - Other Derivatives
LPCs	(6,623)	1,017,720	(1,177)	369,734
Total Liabilities (1)	$(10,912)	$2,721,920	$(28,150)	$11,088,734
Total Derivatives, Net (1)	$48,524	$15,224,324	$77,447	$41,557,599
(1)For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.
The following table presents the market valuation gains and losses on our derivatives for the three and six months ended June 30, 2026 and 2025.
Table 13.2 – Market Valuation Gains (Losses) on Derivatives, net

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
(In Thousands)
Risk Management Derivatives (1)	$(66,857)	$65,119
LPCs and IRLCs (2)	42,012	8,635
Market Valuation (Losses) Gains on Derivatives, net	$(24,845)	$73,754

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(In Thousands)
Risk Management Derivatives (1)	$(136,513)	$103,592
LPCs and IRLCs (2)	43,918	39,889
Market Valuation (Losses) Gains on Derivatives, net	$(92,595)	$143,481

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 13. Derivative Financial Instruments - (continued)
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
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $58 million and $60 million at June 30, 2026 and December 31, 2025, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three and six months ended June 30, 2026 and 2025, we reclassified $1 million and $2 million, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of June 30, 2026, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
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
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at June 30, 2026 and December 31, 2025.
Table 14.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2026 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Swaptions	$29,616	$—	$29,616	$—	$(29,616)	$—
TBAs	5,636	—	5,636	(2,734)	(2,902)	—
Interest rate futures	2,463	—	2,463	(1,058)	—	1,405
Total Assets	$37,715	$—	$37,715	$(3,792)	$(32,518)	$1,405

Liabilities (2)
TBAs	$(3,168)	$—	$(3,168)	$2,734	$—	$(434)
Interest rate futures	(1,121)	—	(1,121)	1,058	63	—
Loan warehouse debt	(1,087,587)	—	(1,087,587)	1,087,587	—	—
Total Liabilities	$(1,091,876)	$—	$(1,091,876)	$1,091,379	$63	$(434)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 15. Other Assets and Liabilities
Other Assets
Other assets at June 30, 2026 and December 31, 2025 are summarized in the following table.
Table 15.1 – Components of Other Assets

(In Thousands)	June 30, 2026	December 31, 2025
Accrued interest receivable	$151,426	$130,955
Real estate owned	134,021	124,270
Investment receivable	41,603	38,082
Receivable from joint venture partners (1)	32,773	9,298
Margin receivable	21,458	33,439
Deferred tax asset	12,352	12,352
Operating lease right-of-use assets	11,950	8,902
Fixed assets and leasehold improvements (2)	9,465	6,354
Intangible assets	6,602	10,623
Other (3)	49,606	39,247
Total Other Assets	$471,256	$413,522
(1)Receivables from joint venture partners primarily represent amounts due from joint ventures related to construction draw advances initially funded by the Company, operating expenses paid on behalf of joint ventures, and distributions receivable under contractual waterfall arrangements associated with securitized loans.
(2)Fixed assets and leasehold improvements had a basis of $24 million and accumulated depreciation of $15 million at June 30, 2026.
(3)Consists primarily of receivables related to escrow advances, prepaid assets and other receivables.
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held during the three and six months ended June 30, 2026.
Table 15.2 – REO Activity by Loan Type

	Three Months Ended June 30, 2026
(In Thousands)	Bridge Loans(1)	Sequoia Securitized Loans	Securitized Term Loans	Total
Balance at beginning of period	$88,811	$2,997	$29,359	$121,167
Transfers to REO	17,478	4,026	—	21,504
Liquidations (2)	(1,655)	—	(774)	(2,429)
Changes in fair value, net	(5,799)	(422)	—	(6,221)
Balance at End of Period	$98,835	$6,601	$28,585	$134,021

	Six Months Ended June 30, 2026
(In Thousands)	Bridge Loans(1)	Sequoia Securitized Loans	Securitized Term Loans	Total
Balance at beginning of period	$102,383	$1,984	$19,903	$124,270
Transfers to REO	33,385	5,039	9,456	47,880
Liquidations (2)	(23,303)	—	(774)	(24,077)
Changes in fair value, net	(13,630)	(422)	—	(14,052)
Balance at End of Period	$98,835	$6,601	$28,585	$134,021

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
Footnotes to Table 15.2
(1)Includes REO that were previously either legacy unsecuritized bridge loans or bridge loans within consolidated securitization entities.
(2)For the three and six months ended June 30, 2026, REO market valuation adjustments and liquidations resulted in net valuation losses of $6 million and $14 million, which were recorded in Investment fair value changes, net on our consolidated statements of (loss) income.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2026 and December 31, 2025 are summarized in the following table.
Table 15.3 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2026	December 31, 2025
Payable to non-controlling interests	$119,020	$120,177
Accrued interest payable	105,110	81,851
Margin payable	48,251	47,264
Accrued compensation	20,769	39,964
Current accounts payable	17,474	9,698
Unsettled trades	16,068	32,046
Accrued operating expenses	13,468	11,617
Operating lease liabilities	13,449	10,666
Guarantee obligations	3,689	1,267
Repurchase reserve	2,507	7,466
Preferred stock dividends payable	1,478	1,478
Bridge loan holdbacks (1)	487	2,253
Accrued taxes payable	—	1,437
Other	39,129	31,751
Total Accrued Expenses and Other Liabilities	$400,899	$398,935
(1)Bridge loan holdbacks represent amounts withheld from the initial loan proceeds and are subsequently disbursed to the borrower to be used in the construction, rehabilitation or purchase of the mortgaged property or to fund interest on the bridge loan.
Legal and Repurchase Reserves
See Note 19 for additional information on legal and repurchase reserves.
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through certain partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 16 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at June 30, 2026, the carrying value of their interests was $26 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investor on a proportional basis and during the three and six months ended June 30, 2026, we allocated $0.1 million and $3 million, respectively, of income to the co-investor, respectively, recorded in Other expenses on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
In 2023, Redwood and a third-party co-sponsored the transfer and securitization of HEI through a HEI securitization entity. Other third-party investors contributed HEI into this securitization through Redwood and retained subordinate beneficial interests issued by the securitization entity alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investor's interest in the HEI securitization entity as a liability, and at June 30, 2026, the carrying value of their interest was $47 million, representing the fair value of their economic interest in the beneficial interest issued by the HEI entity. During the three and six months ended June 30, 2026, the investors' share of earnings from their retained interests (for which positive earnings are reflected as an expense to Redwood in our consolidated statements of (loss) income) were negative $1 million and positive $2 million, respectively and were recorded through HEI Income, net on our consolidated statements of (loss) income.
In 2025, we completed two CAFL bridge loan securitizations sponsored by one of our joint ventures. These transactions involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through two bridge securitization entities. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entities. We account for the joint venture's interest in the bridge loan securitization entities as a liability and at June 30, 2026, the carrying value of their interests was $31 million, representing the fair value of their economic interest in the beneficial interest issued. During the three months ended June 30, 2026, the joint venture's share of recognized income was $1 million related to its retained interests in these two securitizations, resulting in a $1 million net expense to Redwood in our consolidated statements of (loss) income. During the six months ended June 30, 2026, the joint venture's share of recognized income was $2 million related to its retained interests in these two securitizations, resulting in a $2 million net expense to Redwood in our consolidated statements of (loss) income.
In 2024, we completed a CAFL securitization of bridge loans sponsored by one of our joint ventures. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at June 30, 2026, the carrying value of their interest was $15 million, representing the fair value of their economic interest in the beneficial interest issued. During the three months ended June 30, 2026, the joint venture recognized an expense of $1 million related to its retained interest in this securitization, resulting in a $1 million net income to Redwood in our consolidated statements of (loss) income. During the six months ended June 30, 2026, the joint venture recognized an expense of $1 million related to its retained interest in this securitization, resulting in a $1 million net income to Redwood in our consolidated statements of (loss) income.
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at fair value or amortized cost. These include three Sequoia re-securitizations for which the ABS are accounted at fair value at June 30, 2026. See Note 17 for additional information regarding the Sequoia re-securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 16. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of our consolidated VIEs at June 30, 2026 and December 31, 2025.
Table 16.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2026	Sequoia(1)	CAFL(2)	Servicing Investment(2)	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$20,702,101	$—	$—	$—	$20,702,101
Residential investor loans, held-for-investment	—	2,724,424	—	—	2,724,424
Real estate securities	164,670	—	—	—	164,670
Home equity investments	—	—	—	194,261	194,261
Other investments	—	—	244,187	—	244,187
Cash and cash equivalents	—	—	20,723	—	20,723
Restricted cash	312	87,128	—	5,058	92,498
Accrued interest receivable	95,836	25,524	1,836	—	123,196
Other assets	6,655	98,008	1,276	362	106,301
Total Assets	$20,969,574	$2,935,084	$268,022	$199,681	$24,372,361
Debt Obligations	$—	$—	$128,025	$—	$128,025
Accrued interest payable	76,159	8,451	195	—	84,805
Accrued expenses and other liabilities	162	68,238	34,246	46,519	149,165
Asset-backed securities issued	19,926,622	2,462,927	—	126,358	22,515,907
Total Liabilities	$20,002,943	$2,539,616	$162,466	$172,877	$22,877,902

Value of our investments in VIEs (1)	$946,822	$393,935	$105,556	$26,804	$1,473,117
Number of VIEs	86	21	3	1	111

December 31, 2025	Sequoia(1)	CAFL(2)	Servicing Investment(2)	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$14,843,746	$—	$—	$—	$14,843,746
Residential investor loans, held-for-investment	—	3,103,311	—	—	3,103,311
Real estate securities	165,092	—	—	—	165,092
Home equity investments	—	—	—	191,121	191,121
Other investments	—	—	265,771	—	265,771
Cash and cash equivalents	—	—	32,408	—	32,408
Restricted cash	266	161,780	—	5,696	167,742
Accrued interest receivable	73,864	23,330	1,924	—	99,118
Other assets	1,984	54,667	1,833	301	58,785
Total Assets	$15,084,952	$3,343,088	$301,936	$197,118	$18,927,094
Debt Obligations	$—	$—	$152,293	$—	$152,293
Accrued interest payable	57,525	7,210	261	—	64,996
Accrued expenses and other liabilities	121	57,301	39,248	44,185	140,855
Asset-backed securities issued	14,540,397	2,824,159	—	127,475	17,492,031
Total Liabilities	$14,598,043	$2,888,670	$191,802	$171,660	$17,850,175

Value of our investments in VIEs (1)	$470,496	$452,736	$110,134	$25,458	$1,058,824
Number of VIEs	72	23	3	1	99

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 16. Principles of Consolidation - (continued)
Footnotes to table 16.1
(1)The ABS from three Sequoia re-securitizations at June 30, 2026 and December 31, 2025, respectively, are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at June 30, 2026 and December 31, 2025). At June 30, 2026 and December 31, 2025, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $1.23 billion and $722 million, respectively, with the difference in value of our investments in these VIEs reflected in the June 30, 2026 and December 31, 2025 table above representing $165 million and $165 million, respectively, of consolidated Sequoia securities in the Sequoia re-securitizations and $445 million and $417 million, respectively, of ABS issued at fair value.
(2)At both June 30, 2026 and December 31, 2025, our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At December 31, 2025, two CAFL bridge loan securitization VIEs (included within the CAFL column) were not accounted for under the CFE election and their associated ABS issued were accounted for at amortized historical cost. These two CAFL bridge loan securitization VIEs were called during the six months ended June 30, 2026 and the associated ABS were paid off.
The fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election was $314 million and $330 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $70 million and $50 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests.
Unconsolidated VIEs with Continuing Involvement
We do not consolidate certain VIEs where we have continuing involvement. We determined we are not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which are performed by third-party sub-servicers) and the receipt of interest income associated with the securities we retained.
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
During the three and six months ended June 30, 2026, we completed two and three Aspire securitizations through our SPIRE securitization program, respectively, that are not consolidated. Pursuant to these securitizations, $920 million and $1.31 billion in UPB of non-QM loans were sold to securitization trusts during the three and six months ending June 30, 2026, respectively. We did not retain the subordinate and residual interests in these transactions, which were retained by our securitization co-sponsor together with the related controlling rights. Our retained interests were limited to IO securities, which are classified as Level 3 assets. At June 30, 2026, the value of the IO securities retained from these securitizations was $10 million.
During the three months ended June 30, 2026, one of our joint ventures completed a securitization of term loans with a UPB of $268 million that we did not consolidate. Our continuing involvement in this securitization is limited to a retained IO security, which is classified as a Level 3 asset. At June 30, 2026, the value of the IO security retained from this securitization was $1 million.
Additionally, in prior years, we have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2026.
The following table presents additional information at June 30, 2026 and December 31, 2025, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales.
Table 16.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2026	December 31, 2025
On-balance sheet assets, at fair value:
Subordinate securities, classified as AFS	$293,520	$283,768
Interest-only, senior and subordinate securities, classified as trading	47,935	33,743
Mortgage servicing rights	12,620	12,029
Strategic investments, equity method	10,263	10,263
Funding commitment (1)	14,815	35,000
Maximum loss exposure (2)	$379,153	$374,803

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 16. Principles of Consolidation - (continued)
Footnotes to table 16.2
(1)Represents Redwood’s agreement, entered into during 2025, to provide up to $35 million of capital support to a trust holding legacy unsecuritized bridge loans. As of June 30, 2026, we funded $20 million, with up to $15 million remaining subject to specified portfolio triggers. Refer to Notes 8, 9, and 19 for additional information.
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
Note 17. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 16 for additional detail), with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at June 30, 2026 and December 31, 2025, along with other selected information, are summarized in the following table.
Table 17.1 – Asset-Backed Securities Issued

	June 30, 2026
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia (1)	$20,722,806	$19,926,622	2.50% to 6.98%	2028-2063	86
CAFL (2)	2,507,570	2,462,927	3.40% to 8.67%	2027-2040	21
HEI	126,132	126,358	6.72%	2053	1
ABS Issued at Fair Value	$23,356,508	$22,515,907
Total ABS Issued	$23,356,508	$22,515,907

	December 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia	$14,990,305	$14,540,397	2.50% to 8.38%	2028-2063	72
CAFL (2)	2,787,832	2,765,728	3.04% to 7.89%	2027-2040	21
HEI	127,172	127,475	6.72%	2053	1
ABS Issued at Fair Value	$17,905,309	$17,433,600
CAFL ABS at Amortized Cost	58,431	58,431	4.31% to 6.9%	2029	2
Total ABS Issued	$17,963,740	$17,492,031
(1)At June 30, 2026, includes three Sequoia re-securitization trusts for which the weighted average interest rate ranges from 6.11% to 6.42%.
(2)At June 30, 2026 and December 31, 2025, includes ABS issued from two consolidated VIE entities formed in connection with the financing of residential investor bridge loans sponsored by one of our joint ventures.
Generally, unless specified below, the actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At June 30, 2026, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 16 for detail on the carrying value components of the collateral for ABS issued and outstanding.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 17. Asset-Backed Securities Issued - (continued)
During the three months ended June 30, 2026, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $114 million (principal balance) of ABS issued to third parties and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 6.4% at issuance, increasing by 3.0% after the payment date occurring in April 2028. The ABS issued are subject to an optional redemption beginning in April 2027 and have a final stated maturity in November 2056. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At June 30, 2026, the collateral for this Sequoia re-securitization trust included $155 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at June 30, 2026. See Note 16 for further information regarding our Principles of consolidation on this trust.
During the first quarter of 2026, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $136 million (principal balance) of ABS issued to third parties and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 6.1% at issuance, increasing by 3.0% after the payment date occurring in February 2028. The ABS issued are subject to an optional redemption beginning in February 2027 and have a final stated maturity in September 2056. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At June 30, 2026, the collateral for this Sequoia re-securitization trust included $21 million of consolidated Sequoia and third-party securities as well as $171 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at June 30, 2026. See Note 16 for further information regarding our Principles of consolidation on this trust.
During the first quarter of 2026, we completed a $225 million CAFL bridge loan securitization backed by a mix of performing, re-performing and non-performing residential investor loans and REO. In the same period, we exercised our optional redemption rights on three consolidated CAFL bridge securitization entities and paid off the associated underlying ABS. The securitization collateral included approximately $223 million of loans, $38 million of REO and $16 million of restricted cash, primarily sourced from our called CAFL securitizations issued between 2021 and 2023 and $66 million of loans and $19 million of REO from our Legacy Investments portfolio. We consolidated the issuing entity, which we determined to be a VIE for which we are the primary beneficiary, and elected CFE accounting treatment, carrying the ABS issued at fair value with changes recorded through Investment fair value changes, net on our consolidated statements of (loss) income. At issuance, the ABS had a principal balance and net carrying value of $225 million and a weighted average stated coupon of 7.1%. The ABS are subject to optional redemption beginning in March 2027, with interest rate step-ups of 3.0% beginning in April 2029 and 4.0% beginning in April 2030 through final maturity in March 2036.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 17 to the Consolidated Financial Statements of our 2025 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
At June 30, 2026, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these investments. Refer to Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our debt obligations.
The following tables summarize our debt obligations at June 30, 2026 and December 31, 2025.
Table 18.1 – Debt Obligations, Net

	June 30, 2026
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral

Short-Term Facilities:
Residential consumer loan warehouse facilities	9	$2,724,511	$2,724,511	$4,700,000	5.25%	7/2026-4/2027	$2,913,168
Residential investor loan warehouse facilities	4	106,172	105,994	475,000	6.87%	7/2026-12/2026	122,634
Real estate securities repurchase facilities	2	94,048	94,048	—	5.26%	7/2026	118,465
Real estate securities repurchase facilities IO	1	35,493	35,493	75,000	6.62%	8/2026	145,966
Residential MSR warehouse facility	1	125,000	125,000	125,000	6.87%	1/2027	291,676
HEI warehouse facility	1	42,388	42,388	150,000	8.16%	12/2026	99,074
Servicer advance financing	1	128,191	128,025	200,000	5.59%	12/2026	208,754

Recourse Subordinate Securities Financings:
CAFL securities (3)	1	261,457	260,976	(a)	7.54%	9/2028	313,821
Sequoia and other third-party securities (3)	1	83,383	83,383	(a)	7.27%	6/2027	103,097

Long-Term Facilities:
Residential investor loan warehouse facilities	2	104,842	104,819	1,300,000	6.39%	8/2027	177,864
Secured revolving financing facility (4)	1	370,883	367,009	400,000	8.73%	3/2027	899,288

Corporate Debt:
Promissory notes (3) (5)	3	8,023	8,023	(a)	6.91%	N/A	(b)
7.75% convertible senior notes (3) (6)	1	297,170	294,369	(a)	7.75%	6/2027	(b)
Trust preferred securities and subordinated notes	2	139,500	138,929	(a)	6.18%	1/2037, 7/2037	(b)
9.125% Senior Notes (3)	1	59,127	57,675	(a)	9.13%	3/2029	(b)
9.0% Senior Notes (3)	1	84,015	81,922	(a)	9.00%	9/2029	(b)
9.125% Senior Notes (3)	1	89,232	86,577	(a)	9.13%	3/2030	(b)
9.5% Senior Notes (3)	1	100,000	96,815	(a)	9.50%	12/2030	(b)
9.75% Senior Notes (3)	1	125,000	120,618	(a)	9.75%	6/2031	(b)
Total Debt Obligations		$4,978,435	$4,956,574				$5,393,807

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
(1)Carrying value presented net of total deferred issuance costs of $22 million and $23 million at June 30, 2026 and December 31, 2025, respectively.
(2)Variable rate borrowings are based on 1- or 3-month SOFR, plus an applicable spread.
(3)Borrowing has a fixed interest rate at period end.
(4)Facility may be extended for one year at our option.
(5)Promissory notes payable on demand to lender with 90-day notice.
(6)We may settle conversions in cash, shares, or a combination, with the principal amount settled in cash. At June 30, 2026, the conversion rate was 95.6823 shares per $1,000 principal amount of notes (a conversion price of $10.45 per share).

(a) Outstanding principal balance represents facility capacity at period end.
(b) Unsecured corporate debt; no related collateral at period end.
Corporate Debt
Senior Notes
In the second quarter of 2026, Redwood issued $125 million of 9.75% Senior Notes due in 2031. The Senior Notes are senior unsecured obligations of Redwood and bear interest at a rate equal to 9.75% per year, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on September 1, 2026. The Senior Notes mature on June 1, 2031. We may redeem the Senior Notes, in whole or in part, at any time on or after June 1, 2028 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 19. Commitments and Contingencies
Lease Commitments
At June 30, 2026, we were obligated under ten non-cancelable operating leases with expiration dates through 2032 for $15 million of cumulative lease payments. For both the six months ended June 30, 2026 and 2025, our operating lease expense was $2 million.
At June 30, 2026, our operating lease liabilities were $13 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $12 million, which were a component of Other assets.
Commitment to Fund Residential Investor Bridge Loans
As of June 30, 2026, we had commitments to fund up to $204 million of additional advances on existing residential investor bridge loans, of which $81 million related to loans currently in securitizations sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At June 30, 2026, we carried a $0.02 million contingent liability related to these commitments to fund construction advances. During the three and six months ended June 30, 2026, we recorded net market valuation loss of $0.02 million and income of $0.1 million, respectively, related to this liability through Investment fair value changes, net and on our consolidated statements of income.
During 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support to the Legacy Trust’s portfolio if loan-to-value ratios exceed specified thresholds. As of June 30, 2026, we funded $20 million, with $15 million in remaining funding commitments if certain triggers are met. The arrangement was determined to have an initial fair value of zero and had a fair value of $0.3 million at June 30, 2026. The fair value will be re-evaluated each reporting period. See Notes 8 and 9 for further discussion on this transaction.
Commitment to Fund Joint Ventures
In the second quarter of 2026, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain first-lien jumbo residential consumer mortgage loans and related assets we source into the joint venture. We have committed approximately $9 million of equity capital to the joint venture, representing our proportionate share of the joint venture's $180 million aggregate committed capital, to be funded through capital calls during a one-year commitment period as the joint venture acquires eligible loan assets. At June 30, 2026, we had not contributed any capital to the joint venture.
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $140 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At June 30, 2026, we had contributed $56 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At June 30, 2026, we had contributed $6 million of capital to the joint venture.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 20. Equity
The following table provides a summary of changes to accumulated other comprehensive income (loss) by component for three and six months ended June 30, 2026 and 2025.
Table 20.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$27,526	$(58,893)	$(31,367)	$23,680	$(63,020)	$(39,340)
Other comprehensive (loss) income before reclassifications	(7,367)	—	(7,367)	538	—	538
Amounts reclassified from other accumulated comprehensive income (loss)	6,646	1,029	7,675	(1,284)	1,029	(255)
Net current-period other comprehensive (loss) income	(721)	1,029	308	(746)	1,029	283
Balance at End of Period	$26,805	$(57,864)	$(31,059)	$22,934	$(61,991)	$(39,057)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$28,242	$(59,911)	$(31,669)	$20,967	$(64,038)	$(43,071)
Other comprehensive (loss) income before reclassifications	(11,556)	—	(11,556)	3,960	—	3,960
Amounts reclassified from other accumulated comprehensive income (loss)	10,119	2,047	12,166	(1,993)	2,047	54
Net current-period other comprehensive (loss) income	(1,437)	2,047	610	1,967	2,047	4,014
Balance at End of Period	$26,805	$(57,864)	$(31,059)	$22,934	$(61,991)	$(39,057)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 20. Equity - (continued)
The following table provides a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025.
Table 20.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2026	2025
Net Realized (Gain) Loss on AFS Securities
Net increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$6,646	$(15)
(Gain) on sale of AFS securities	Realized gains, net	—	(1,269)
		$6,646	$(1,284)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,029	$1,029
		$1,029	$1,029

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2026	2025
Net Realized (Gain) Loss on AFS Securities
Net increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$10,119	$(82)
(Gain) loss on sales of AFS securities	Realized gains, net	—	(1,911)
		$10,119	$(1,993)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$2,047	$2,047
		$2,047	$2,047
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the six months ended June 30, 2026 and 2025, we did not issue any common shares through ATM offerings. At June 30, 2026, the remaining share issuance capacity under this program was approximately $175 million.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 20. Equity - (continued)
During the three and six months ended June 30, 2026, the Company declared preferred stock dividends of $0.625 and $1.250, respectively, per preferred share. At June 30, 2026, preferred dividends payable totaling $1 million for the second quarter 2026 dividend were included in Accrued expenses and other liabilities and were payable on July 15, 2026 to preferred stockholders of record on July 1, 2026.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three and six months ended June 30, 2026, we did not issue shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At June 30, 2026, approximately six million shares remained outstanding for future offerings under this plan.
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
Stock Repurchases
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible debt. This authorization replaced our previous $125 million common stock repurchase authorization. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three and six months ended June 30, 2026, we did not repurchase any shares of our common or preferred stock under these programs. At June 30, 2026, $111 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 21. Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2026 and 2025.
Table 21.1 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2026	2025	2026	2025
Basic (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(2,858)	$(100,249)	$(10,111)	$(85,852)
Less: Dividends and undistributed earnings allocated to participating securities	(1,461)	(1,413)	(2,717)	(2,825)
Net (loss) income (related) available to common stockholders	$(4,319)	$(101,662)	$(12,828)	$(88,677)
Basic weighted average common shares outstanding	125,333,440	133,006,312	125,052,944	132,886,919
Basic (Loss) Earnings per Common Share	$(0.03)	$(0.76)	$(0.10)	$(0.67)
Diluted (Loss) Earnings per Common Share:
Net (loss) income (related) available to common stockholders	$(2,858)	$(100,249)	$(10,111)	$(85,852)
Less: Dividends and undistributed earnings allocated to participating securities	(1,461)	(1,413)	(2,717)	(2,825)
Net (loss) income (related) available to common stockholders	$(4,319)	$(101,662)	$(12,828)	$(88,677)
Weighted average common shares outstanding	125,333,440	133,006,312	125,052,944	132,886,919
Net effect of dilutive equity awards	—	—	—	—
Diluted weighted average common shares outstanding	125,333,440	133,006,312	125,052,944	132,886,919
Diluted (Loss) Earnings per Common Share	$(0.03)	$(0.76)	$(0.10)	$(0.67)
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
During the three and six months ended June 30, 2026 and 2025, our convertible senior notes (and, for 2025, our exchangeable senior notes) were not determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible notes due in 2027, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three and six months ended June 30, 2026, none of our Warrants were determined to be dilutive to our calculation of dilutive earnings per common share. The Warrants would have a dilutive effect on earnings per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For both the three and six months ended June 30, 2026, 28,433,909 of common shares related to the assumed conversion of our convertible senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share, respectively. For both the three and six months ended June 30, 2025, 30,479,037 of common shares related to the assumed conversion of our convertible senior notes and our exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted earnings per share, respectively.
For the three and six months ended June 30, 2026, the number of outstanding equity awards that were antidilutive totaled 22,500 and 43,068 common shares, respectively. For the three and six months ended June 30, 2025, the number of outstanding equity awards that were antidilutive totaled 22,796 and 45,247 common shares, respectively.
For additional information regarding EPS, see Note 21 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 22. General and Administrative Expenses
Components of our general and administrative expenses for the three and six months ended June 30, 2026 and 2025 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Fixed compensation expense (1)	$16,822	$14,870	$39,398	$30,859
Long-term incentive award expense (2)	5,361	5,612	13,779	11,281
Systems and consulting	5,367	3,983	10,864	7,767
Annual variable compensation expense	3,716	6,367	8,695	12,303
Accounting and legal	1,519	1,516	3,452	3,115
Corporate costs	1,058	930	2,813	1,668
Office costs	1,924	1,895	3,583	3,874
Other	2,431	1,810	4,972	3,587
Total General and Administrative Expenses	$38,198	$36,983	$87,556	$74,454
(1)Includes $5 million of severance and transition-related expenses for the six months ended June 30, 2026.
(2)For the three months ended June 30, 2026 and 2025, long-term incentive award expense included $5 million and $6 million of expense, respectively, with $5 million and $5 million awards settleable in shares of our common stock, and $1 million and $1 million awards settleable in cash. For the six months ended June 30, 2026 and 2025, long-term incentive award expense included $13 million and $11 million of expense, respectively, with $10 million and $9 million awards settleable in shares of our common stock, and $3 million and $2 million awards settleable in cash. For the six months ended June 30, 2026, includes $2 million of organizational realignment costs.
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
The Company's effective tax rate was 17.1% and (15.1)% for the six months ended June 30, 2026 and 2025.
We assessed our tax positions for all open tax years (i.e., Federal, 2022 to 2026, and State, 2021 to 2026) at June 30, 2026 and December 31, 2025, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
As of June 30, 2026, the Company has a valuation allowance of $100 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $12 million at June 30, 2026, as it believes it is more likely than not that the net deferred tax assets will be realized.
Note 24. Subsequent Events
Subsequent to June 30, 2026, the Company executed definitive documentation for a strategic joint venture with an institutional investment manager, which joint venture will acquire expanded credit loans sourced through the Aspire Mortgage Banking platform. The Company will administer the assets held by the joint venture and earn loan administration and related fees pursuant to the terms of the joint venture agreements.
Additionally, subsequent to June 30, 2026, the Company completed a secured financing transaction involving substantially all of its unsecuritized HEI contracts within the Legacy Investments segment. The transaction provides non-marginable, recourse financing, the proceeds of which were used to repay the Company’s existing HEI financing facilities and provide additional capital for general corporate purposes.

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
We report our results through the following reportable segments: Sequoia Mortgage Banking, Aspire Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. In the first quarter of 2026, we identified and began reporting a new reportable segment, Aspire Mortgage Banking, which was previously included within the Sequoia Mortgage Banking segment and consists of our expanded-credit residential mortgage conduit focused on acquiring and distributing residential consumer loans under expanded underwriting criteria, commonly referred to as “Expanded” or non-QM loans. These loan programs, primarily bank statement and DSCR loans, are designed for prime quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S housing finance market. Since its launch in the first quarter of 2025, Aspire has scaled rapidly, including completing $914 million of loan sales to institutional buyers during 2025 and executing its first non-QM securitization in the first quarter of 2026. These activities supported improved capital turnover and reflect Aspire’s increasing contribution and distinct operating characteristics relative to our Sequoia Mortgage Banking segment. Our Aspire Mortgage Banking segment is expected to continue to grow over time as we expand our presence in this market.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2026 and future years; (iii) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share; (iv) statements related to our investment portfolio, including our intention to reduce our capital allocation to the Legacy Investments segment to $100 million by the end of 2026; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we locked in anticipation of purchase during the second quarter of 2026 and at June 30, 2026, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vi) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2026; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Our second quarter 2026 results reflect continued execution against Redwood’s strategy to scale our capital-efficient mortgage banking platforms supported by diversified products, distribution channels, and our joint venture partnerships. During the quarter, combined production across Sequoia, Aspire, and CoreVest reached $8.0 billion for the second consecutive quarter, representing the second-highest quarterly production level in our Company’s history and nearly double the volume generated in the second quarter of 2025.
The operating environment remained characterized by constrained housing affordability, limited housing supply, elevated mortgage rates, and continued market volatility. We adopted a more measured operating posture during April and May before activity accelerated as conditions stabilized in June, when more than 40% of quarterly production was generated. Despite this backdrop, our mortgage banking platforms continued to gain market share while maintaining margins within targeted ranges.
Our financial results reflected continued strength across our operating platforms, partially offset by the performance of our Legacy Investments portfolio. Redwood reported a GAAP net loss of $(0.03) per share, compared to a GAAP net loss of $(0.07) per share in the first quarter of 2026, while our mortgage banking platforms generated $40 million of combined GAAP net income. GAAP book value per share declined to $6.90 at June 30, 2026 from $7.12 at March 31, 2026, driven principally by loan resolutions, mark-to-market changes, and ongoing carrying costs within Legacy Investments.
Our Sequoia platform locked $5.6 billion of loans during the second quarter, compared to $6.5 billion in the first quarter and $3.3 billion in the second quarter of 2025, representing the second-highest quarterly lock volume in Sequoia’s history. New products represented 30% of quarterly lock volume, including hybrid adjustable-rate loans, medical professional loans and closed-end second lien loans. We also began rolling out our HELOC program during the quarter. Sequoia distributed approximately $6.5 billion1 of loans through securitizations and whole loan sales while cost per loan declined to 17 basis points from 18 basis points in the first quarter.
Aspire generated record lock volume of approximately $2.1 billion during the second quarter, increasing 31% from $1.6 billion in the first quarter. Aspire’s active seller network expanded to more than 150 loan sellers at June 30, 2026. Aspire distributed approximately $1.3 billion of loans through securitizations and whole loan sales, including two transactions issued through its SPIRE securitization platform, completed with a third-party co-sponsor that retained the requisite risk retention securities and subordinate securities.
CoreVest funded $410 million of loans during the quarter, compared to $432 million in the first quarter, as elevated interest rates impacted demand within the term loan pipeline and housing legislation uncertainty slowed activity in the sector. CoreVest distributed approximately $375 million of newly originated loans through securitizations, whole loan sales, and joint venture transfers. During the quarter, CoreVest completed a $268 million CAFL term loan securitization through its joint venture, our first broadly syndicated term loan securitization since 2022, with over 20 discrete investors participating.
Across our platforms, distribution remained a key driver of capital efficiency and liquidity. Total mortgage banking distributions were approximately $8.2 billion during the quarter. Late in the period, we priced three securitizations during a single week - one for each of Sequoia, Aspire, and CoreVest - for the first time in Redwood’s history, bringing total securitizations during the first half of 2026 to more than 20 across our platforms.
We continued to advance our capital-efficient strategy through institutional partnerships. In the second quarter, we began distributing loans to our Sequoia joint venture and, early in the third quarter, executed definitive documentation for a strategic joint venture to support Aspire's continued growth. Together with our relationship with our CoreVest joint venture, these partnerships provide more than $1.2 billion of dedicated strategic capital across our enterprise.
Capital allocated to our Legacy Investments portfolio continued to decline as we advanced the accelerated wind-down of our non-core exposures. At June 30, 2026, capital allocated to Legacy Investments represented less than 12% of total capital, down from 15% at March 31, 2026. The reduction of capital allocated to our Legacy Investments is intended to improve balance sheet flexibility, and redeploy capital toward our core operating businesses and other accretive uses.
We also continued to invest in technology and operational infrastructure through RWT Horizons. At June 30, 2026, AI-enabled automation initiatives were generating an increasing amount of time savings, as compared to the first quarter of 2026. These initiatives supported improvements in due diligence, loan-level pricing, underwriting support, and guideline analysis.
Looking ahead, housing market activity continues to be influenced by affordability constraints, elevated interest rates, geopolitical developments, and evolving housing and bank regulatory policy. These dynamics reinforce the importance of flexible, capital-efficient platforms with broad products, seller relationships, and distribution capabilities.
1 Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period

RESULTS OF OPERATIONS
Within this Results of Operations section, in accordance with Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by comparing our quarter ended June 30, 2026 to the immediate preceding quarter ended March 31, 2026. We believe that providing a sequential discussion of our results of operations offers highly relevant information for investors and stakeholders to understand and analyze our business activities. Additionally, we generally continue to address material changes in our results of operations for the most recent fiscal year-to-date period, compared to the corresponding year-to-date period of the preceding fiscal year, pursuant to Item 303(c)(2)(i) of Regulation S-K. Unless otherwise specified, references in this section to increases or decreases during the "three month periods" refer to the change in results for the second quarter of 2026, compared to the first quarter of 2026.

Consolidated Results of Operations
The following table presents the components of our net (loss) income for the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and year-to-date period ended June 30, 2025.
Table 1 – Net (Loss) Income

	Three Months Ended			Six Months Ended
(In Thousands, except per Share Data)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Net Interest Income From:
Sequoia Mortgage Banking	$27,274	$24,969	$2,305	$52,243	$25,209	$27,034
Aspire Mortgage Banking	3,561	3,642	(81)	7,203	(252)	7,455
CoreVest Mortgage Banking	1,282	2,109	(827)	3,391	2,280	1,111
Redwood Investments	10,170	12,442	(2,272)	22,612	33,988	(11,376)
Legacy Investments	(10,403)	(8,710)	(1,693)	(19,113)	(20,130)	1,017
Corporate/other	187	265	(78)	452	681	(229)
Net Interest Income	32,071	34,717	(2,646)	66,788	41,776	25,012
Non-Interest Income
Sequoia mortgage banking activities, net	12,944	22,051	(9,107)	34,995	46,232	(11,237)
Aspire mortgage banking activities, net	9,199	2,684	6,515	11,883	315	11,568
CoreVest mortgage banking activities, net	9,928	7,229	2,699	17,157	27,363	(10,206)
Total Mortgage Banking activities, net	32,071	31,964	107	64,035	73,910	(9,875)
Redwood Investments Investment fair value changes, net	(10,171)	(15,443)	5,272	(25,614)	(5,375)	(20,239)
Legacy Investments Investment fair value changes, net	(12,314)	(7,491)	(4,823)	(19,805)	(84,305)	64,500
Mortgage Banking, Corporate/Other Investment fair value changes, net	(38)	(265)	227	(303)	(212)	(91)
Total Investment fair value changes, net	(22,523)	(23,199)	676	(45,722)	(89,892)	44,170
HEI income (loss), net	2,798	7,109	(4,311)	9,907	(2,733)	12,640
Servicing income	2,648	8,021	(5,373)	10,669	5,015	5,654
Fee income	2,960	2,886	74	5,846	4,560	1,286
Other income, net	5,985	2,437	3,548	8,422	1,902	6,520
Realized gains, net	—	—	—	—	1,207	(1,207)
Total non-interest income (loss), net	23,939	29,218	(5,279)	53,157	(6,031)	59,188
General and administrative expenses	(38,198)	(49,358)	11,160	(87,556)	(74,454)	(13,102)
Portfolio management costs	(7,030)	(8,729)	1,699	(15,759)	(16,519)	760
Loan acquisition costs	(5,990)	(6,729)	739	(12,719)	(8,349)	(4,370)
Other expenses	(4,747)	(7,125)	2,378	(11,872)	(7,944)	(3,928)
Total Operating expenses	(55,965)	(71,941)	15,976	(127,906)	(107,266)	(20,640)
Net (Loss) Income Before Income Taxes	45	(8,006)	8,051	(7,961)	(71,521)	63,560
(Provision) benefit for income taxes	(1,145)	2,503	(3,648)	1,358	(10,824)	12,182
Net (Loss)	(1,100)	(5,503)	4,403	(6,603)	(82,345)	75,742
Dividends on preferred stock	(1,758)	(1,750)	(8)	(3,508)	(3,507)	(1)
Net (Loss) Income (Related) Available to Common Stockholders	$(2,858)	$(7,253)	$4,395	$(10,111)	$(85,852)	$75,741

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Net loss for the three months ended June 30, 2026 totaled $3 million, compared with a net loss of $7 million for the three months ended March 31, 2026. The improvement was primarily driven by lower operating expenses, including the non-recurrence of severance and organizational restructuring costs recognized in the first quarter of 2026, and stronger results from Aspire Mortgage Banking, CoreVest Mortgage Banking and Redwood Investments in the current     quarter. These impacts were partially offset by higher losses within our Legacy Investments segment, as well as lower net interest income, HEI income, net and servicing income, net.
Net interest income decreased by $3 million to $32 million during the second quarter. Sequoia contributed an increase of approximately $2 million, due to capital deployment in the first quarter. These increases were offset by an increase in net interest expense for Legacy Investments of $2 million, driven by lower interest income resulting from paydowns and interest accrual reversals on resolved loans. CoreVest net interest income declined by approximately $1 million, reflecting modestly lower funding volumes.
Mortgage banking activities remained strong and were relatively consistent at $32 million, as increased revenues from Aspire and CoreVest offset lower revenues from Sequoia due to lower volume. Total mortgage banking production declined modestly to $8.0 billion from the record $8.5 billion in the prior quarter, representing the second-highest quarterly production in the Company’s history and the second consecutive quarter of $8 billion or more in volume. Production reflected a more cautious operating posture during April and May amid heightened market volatility, followed by stronger momentum in June, when more than 40% of quarterly volume was locked.
At Sequoia, mortgage banking activities, net decreased by $9 million as lock volumes declined by 15% to $5.6 billion and gain on sale margins modestly declined to 92 basis points from 96 basis points in the prior quarter. These impacts were partially offset by continued strong distribution activity and a reduction in cost per loan from 18 to 17 basis points. Aspire mortgage banking activities, net increased by $7 million, driven by a 31% increase in lock volumes to a record $2.1 billion and an increase in gain on sale margins to 101 basis points from 73 basis points in the prior quarter, together with continued securitization and whole loan sale activity. CoreVest mortgage banking activities, net increased by $3 million, reflecting improved mortgage banking margins and execution economics, including the completion of a term loan securitization through our CoreVest joint venture, despite a 5% decline in funding volumes to $410 million.
Investment fair value changes, net remained relatively consistent, reflecting $23 million of negative fair value changes in both the first and second quarters of 2026. Within Redwood Investments, negative fair value changes improved by approximately $5 million, primarily reflecting valuation improvements on retained investments as market conditions partially recovered late in the quarter. Together with strong performance from RWT Horizons and lower expenses, these changes contributed to Redwood Investments generating net income of approximately $1 million, compared with a net loss of $8 million in the prior quarter.
This improvement was offset by an approximately $5 million increase in negative fair value changes within Legacy Investments, primarily associated with legacy bridge loan resolutions and mark-to-market changes. Legacy Investments net loss increased to $23 million from $13 million in the prior quarter, also reflecting lower HEI income, market to market changes primarily on REO and ongoing carry costs on the remaining portfolio. Notwithstanding these results, capital allocated to Legacy Investments declined by $47 million to $195 million, or 12% of total invested capital, as the Company continued to execute dispositions and resolutions, including the resolution of $16 million of bridge loans that were 90 or more days delinquent.
Operating expenses decreased to $56 million for the second quarter of 2026, compared with $72 million for the first quarter of 2026. The decrease was primarily driven by an $11 million decline in general and administrative expenses, reflecting the non-recurrence of approximately $7 million of severance and organizational restructuring costs recognized in the prior quarter. Portfolio management costs, loan acquisition costs and other expenses decreased by approximately $5 million in aggregate, primarily reflecting lower mortgage banking production and distribution volumes during the second quarter, which resulted in lower due diligence, custody, valuation and other transaction-related costs.
Overall, second quarter results reflect resilient performance across our core Mortgage Banking platforms, with improved results from Aspire and CoreVest offsetting lower Sequoia activity. Results also reflect improved performance within Redwood Investments and lower operating expenses, partially offset by continued negative fair value changes and carry-related losses within Legacy Investments. The continued reduction of capital allocated to Legacy Investments and expansion of our joint venture and distribution channels further support our strategic repositioning toward scalable, capital-efficient operating platforms.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net loss for the six months ended June 30, 2026 totaled $10 million, compared with net loss of $86 million for the six months ended June 30, 2025. The improvement was primarily driven by a $44 million improvement in investment fair value changes, net, a $25 million increase in net interest income, higher HEI, servicing and other income, and a lower provision for income taxes. These impacts were partially offset by $21 million of higher operating expenses and a $10 million decline in mortgage banking activities, net.
Net interest income increased by $25 million to $67 million during the six months ended June 30, 2026, driven by a combined increase of approximately $36 million across our Mortgage Banking platforms. Sequoia contributed $27 million of the increase, primarily reflecting significantly higher loan purchase volumes, increased average inventory balances and continued capital deployment into residential securities used to hedge the pipeline. Aspire net interest income increased by approximately $7 million as the platform continued to scale. These increases were partially offset by an $11 million decline in net interest income from Redwood Investments, reflecting portfolio repositioning and paydowns.
Mortgage banking production nearly doubled to $16.5 billion during the six months ended June 30, 2026 from $8.6 billion in the prior-year period, while total distributions increased to $16.8 billion from $6.8 billion. Despite this growth, mortgage banking activities, net decreased by $10 million to $64 million, as lower gain-on-sale margins at Sequoia and lower margins and funding volumes at CoreVest offset the benefit of higher production and the increased contribution from Aspire.
Investment fair value changes, net improved by $44 million, resulting in a $46 million net loss during the six months ended June 30, 2026, compared with a $90 million net loss in the prior-year period. The improvement primarily reflected a $64 million reduction in negative fair value changes within Legacy Investments, as the first half of 2025 included significant adverse fair value adjustments on legacy unsecuritized bridge and term loans associated with anticipated resolutions and credit deterioration. This improvement was partially offset by higher negative fair value changes within Redwood Investments during 2026, reflecting market-driven valuation changes and portfolio seasoning, while underlying asset performance remained generally stable across most of the portfolio.
HEI income, net improved by $13 million, from a $3 million loss in the prior-year period to $10 million of income during the six months ended June 30, 2026. The prior-year period included fair value losses associated with the sale of a portfolio of third-party-originated HEI (which was completed during the third quarter of 2025), while the current-period results reflected positive income from the remaining HEI portfolios.
Servicing income and other income increased by approximately $12 million in aggregate, reflecting higher servicing-related earnings and positive contributions from RWT Horizons and other portfolio activity.
Operating expenses increased by $21 million to $128 million during the six months ended June 30, 2026. General and administrative expenses increased by $13 million, primarily reflecting approximately $7 million of severance and organizational restructuring costs recognized in the first quarter of 2026, as well as higher fixed and variable compensation tied to volume growth across our Mortgage Banking platforms. Loan acquisition costs and other expenses increased by approximately $8 million in aggregate, reflecting higher mortgage banking production and investment activity.
Overall, results for the first half of 2026 reflect substantially higher production and net interest income across our Mortgage Banking platforms, particularly Sequoia and Aspire, together with a significant reduction in negative fair value changes within Legacy Investments. These improvements were partially offset by lower margins within Sequoia and CoreVest and higher operating expenses associated with increased production and the organizational restructuring completed in the first quarter. Results also reflect continued execution on our strategic repositioning.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026 and year-to-date period ended June 30, 2025.
Table 2 – Consolidated Market Valuation Gains and Losses, Net

	Three Months Ended		Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$(894)	$16,289	$15,395	$6,920
Residential consumer LPCs	42,042	1,997	44,039	38,774
Residential investor term loans held-for-sale	2,657	(1,575)	1,082	10,375
Residential investor term loan IRLCs	(30)	(91)	(121)	1,115
Residential investor bridge loans	836	364	1,200	4,605
Trading securities (1)	8,027	37,195	45,222	(67,972)
Risk management derivatives, net	(30,533)	(31,382)	(61,915)	65,977
Total mortgage banking activities, net (2)	22,105	22,797	44,902	59,794
Investment Fair Value Changes, Net
Residential investor term loans held-for-sale	(1,371)	113	(1,258)	(9,531)
Residential investor bridge loans held-for-investment	(1,234)	3,338	2,104	(80,837)
Real estate securities	(10,640)	10,601	(39)	(5,224)
Servicer advance investments	(1,625)	6,903	5,278	(3,178)
Excess MSRs	281	2,020	2,301	(2,334)
Net investments in Sequoia entities (3)	39,450	10,892	50,342	(30,664)
Net investments in SLST (re-performing loans) entities (3)	—	—	—	28,946
Net investments in CAFL entities (3)	(5,262)	(14,540)	(19,802)	(3,161)
Other investments (4)	(5,798)	(4,253)	(10,051)	(21,531)
Risk management derivatives, net	(36,324)	(38,274)	(74,598)	37,615
Total investment fair value changes, net	(22,523)	(23,200)	(45,723)	(89,899)
HEI income, Net
Unsecuritized HEI	3,325	5,109	8,434	(7,170)
Net investments in HEI securitization entities (3)	(548)	1,893	1,345	4,160
Total HEI income, net	2,777	7,002	9,779	(3,010)
Servicing income, net
MSRs	(863)	5,057	4,194	250
Total Servicing income, net (5)	(863)	5,057	4,194	250
Total Market Valuation Gains, Net	$1,496	$11,656	$13,152	$(32,865)
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
(4)Other investments includes changes in the fair value of REO assets.
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
During the first quarter ended March 31, 2026, we began discussing our Mortgage Banking platforms ("Mortgage Banking") on a combined basis to reflect the manner in which management evaluates the performance of its mortgage origination and distribution activities. Our Mortgage Banking platforms consist of the Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments. Revenue for these platforms are primarily driven by loan production volumes, gain-on-sale margins, and execution across distribution channels. While each segment is reported separately, a combined discussion provides useful context for understanding the key drivers of changes in results of operations, with additional segment-level detail provided in the sections following.
During the quarter ended March 31, 2026, we also began allocating corporate financing costs, comprised of interest expense on our promissory notes, trust preferred securities, convertible debt, and senior unsecured notes, as well as our preferred stock dividend expense and corporate capital to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly allocated to the Company’s operating segments are included in Corporate/Other. For comparability purposes, prior period segment information has been adjusted to reflect this allocation.
The following table presents the segment contribution from our operations, reconciled to our consolidated net income for the three and six months ended June 30, 2026, the immediate preceding quarter March 31, 2026, and year-to-date period June 30, 2025. For comparability purposes, prior period segment information has been adjusted to reflect the changes discussed above.
Table 3 – Segment Results Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Segment Contribution from:
Sequoia	$31,601	$37,831	$(6,230)	$69,432	$40,279	$29,153
Aspire	7,308	2,268	5,040	9,576	(2,149)	11,725
CoreVest	1,167	(3,377)	4,544	(2,210)	7,429	(9,639)
Total Mortgage Banking	40,076	36,722	3,354	76,798	45,559	31,239
Redwood Investments	743	(8,000)	8,743	(7,257)	26,084	(33,341)
Legacy Investments	(23,320)	(13,060)	(10,260)	(36,380)	(119,961)	83,581
Corporate/Other	(20,357)	(22,915)	2,558	(43,272)	(37,534)	(5,738)
Net (Loss) Income	$(2,858)	$(7,253)	$4,395	$(10,111)	$(85,852)	$75,741
The sections that follow provide further detail on our business segments and their results of operations for the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and year-to-date period ended June 30, 2025.
Corporate/Other
Net expenses from Corporate/Other decreased by $3 million to $20 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The decrease primarily reflected lower compensation and corporate costs. Net expenses from Corporate/Other increased by $6 million to $43 million, compared to the six months ended June 30, 2025. The increase primarily reflects higher compensation and related operating costs associated with increased headcount supporting growth of the Mortgage Banking platforms.

Mortgage Banking Platforms
Our Mortgage Banking platforms, consisting of the Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments, generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans.
Sequoia Mortgage Banking consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio or into joint ventures. We recently launched a strategic joint venture to acquire prime jumbo residential mortgage loans sourced through our Sequoia platform and provide additional capital to support loan acquisition and securitization activities. Subordinate securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Redwood Investments segment. We typically acquire residential consumer mortgages and the related mortgage servicing rights on a flow or bulk basis from our extensive network of loan sellers. Refer to the Sequoia Mortgage Banking Segment below for further discussion and additional details.
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, which we also refer to as “Expanded” or “non-QM.” These loan programs, primarily bank statement and DSCR loans, are designed for prime-quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S. housing market. In the first quarter of 2026, due to the continued scaling and distinct operating characteristics of this platform, we began reporting Aspire as a separate reportable segment, Aspire Mortgage Banking. Refer to the Aspire Mortgage Banking Segment below for further discussion and additional details.
CoreVest Mortgage Banking consists of a platform that originates residential investor loans, including term and bridge loans, for subsequent securitization, whole loan sale, transfer into our Redwood Investments portfolio, or contribution to joint ventures. Term loans are secured by stabilized residential rental properties and include larger-balance loans and smaller-balance DSCR loans, which are underwritten primarily based on the property’s debt service coverage ratio. Bridge loans generally finance transitional properties or value-add strategies. CoreVest loans are typically distributed through our CAFL® private-label securitization program or through whole loan sales. CoreVest also administers two joint ventures that invest in residential investor loans originated by the platform, for which we earn ongoing fees and may earn performance-based fees.
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

The following table presents key earnings for our Mortgage Banking platforms during the three and six months ended June 30, 2026, the immediate preceding quarter March 31, 2026, and year-to-date period through June 30, 2025.
Table 4 – Mortgage Banking Platforms Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Mortgage banking income	$66,494	$65,835	$659	132,329	$109,405	$22,924
Operating expenses	(24,640)	(31,242)	6,602	(55,882)	(47,120)	(8,762)
Benefit from (provision for) income taxes	(1,000)	2,964	(3,964)	1,964	(15,624)	17,588
Dividends on preferred stock	(778)	(835)	57	(1,613)	(1,102)	(511)
Mortgage Banking Contribution	$40,076	$36,722	$3,354	$76,798	$45,559	$31,239
Operating expenses presented in the table above include general and administrative expenses and loan acquisition costs.
Activity for the Mortgage Banking platforms performed within our taxable REIT subsidiary is subject to federal and state income taxes. The provision for income taxes or income tax benefit for the periods presented above reflects GAAP income or loss from these operations at our TRS during the respective periods.
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
The $3 million increase in Mortgage Banking contribution during the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, was primarily driven by a $7 million decrease in operating expenses and a $1 million increase in mortgage banking income. These improvements were partially offset by a $4 million change in income taxes, reflecting a shift from an income tax benefit in the prior quarter to an income tax provision in the current quarter.
Mortgage Banking production volumes decreased to $8.0 billion during the second quarter of 2026, compared to $8.5 billion in the first quarter of 2026, but remained the second-highest level of quarterly production in the Company’s history. The decrease primarily reflected a more cautious operating posture during April and May in response to heightened market volatility and elevated interest rates. Production momentum improved meaningfully as market conditions stabilized in June, when more than 40% of quarterly production occurred. Lower Sequoia lock volume and CoreVest funding volume were partially offset by continued growth at Aspire, where lock volume increased 31% to a record $2.1 billion.
Despite the decrease in production volumes, mortgage banking income increased modestly compared to the prior quarter, as contributions from Aspire (volume and margin) offset the impact of lower production of Sequoia. Gain-on-sale margins remained within targeted ranges across the Mortgage Banking platforms despite elevated market volatility. In particular, Aspire benefited from improved gain-on-sale margins and higher production, while Sequoia margins remained at the higher end of the Company’s historical targeted range of 75 to 100 basis points.
Distribution activity remained strong during the quarter, supported by continued execution across securitization, whole loan sale and joint venture channels. Mortgage Banking securitization distributions totaled approximately $6.5 billion1 2 during the second quarter, slightly lower than the $6.7 billion2 in the first quarter, and included securitizations across each of the Sequoia, Aspire and CoreVest platforms. In the second quarter, the Company also began distributing Sequoia loans into its joint venture following its launch in April, further diversifying distribution capacity and supporting capital-efficient growth.
Operating expenses decreased to $25 million during the second quarter of 2026 from $31 million in the first quarter of 2026. The decrease primarily reflected severance and organizational restructuring costs incurred in the first quarter within the CoreVest segment of approximately $5 million, as well as lower loan acquisition costs. The change from a tax benefit to a tax provision from the prior quarter was primarily the result of TRS GAAP income earned during three months ended June 30, 2026, as compared to a TRS GAAP loss during the three months ended March 31, 2026.
Overall, Mortgage Banking results for the current quarter reflect resilient mortgage banking income and strong distribution activity despite lower production volumes and a volatile market environment. Results also benefited from lower operating expenses and continued platform diversification, including growth at Aspire and expanded joint venture distribution.
1 Includes $268 million of UPB of joint venture securitizations.
2 Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The $31 million increase in Mortgage Banking contribution during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by a $23 million increase in mortgage banking income and an $18 million change in income taxes, partially offset by a $9 million increase in operating expenses. Mortgage Banking contribution increased to $77 million during the current-year period from $46 million during the prior-year period.
Mortgage Banking production volumes increased 92% to $16.5 billion during the six months ended June 30, 2026, compared to approximately $8.6 billion during the prior-year period. The increase was primarily driven by continued growth at Sequoia, where loan locks increased 68% to $12.1 billion, and the continued scaling of Aspire, where loan locks increased to $3.6 billion from $441 million during its initial ramp-up period in 2025. Growth across these platforms reflected expansion of the Company’s loan seller network, increased activity from bank and independent mortgage bank counterparties, broader product offerings, and increasing demand for expanded credit products. These increases were partially offset by lower CoreVest funding volume, reflecting a more cautious approach to loan production in response to market volatility, and evolving demand from real estate investors, amid persistently higher interest rates.
Mortgage banking income increased to $132 million during the six months ended June 30, 2026, compared to $109 million during the prior-year period. The increase was primarily attributable to higher production volumes and strong capital markets execution at Sequoia and Aspire, partially offset by lower funding volumes at CoreVest and normalization in Sequoia gain-on-sale margins from elevated prior-year levels. Sequoia’s gain-on-sale margin decreased to 94 basis points from 128 basis points in the prior-year period, but remained within or near the Company’s long-term targeted range during much of the current-year period.
Distribution activity also increased significantly, with $16.8 billion1 of loans distributed through securitizations, whole loan sales and joint ventures during the six months ended June 30, 2026, compared to $6.8 billion during the prior-year period. The increase was primarily driven by higher Sequoia distributions and the continued development of Aspire’s distribution capabilities. CoreVest distributions remained relatively consistent at approximately $1.1 billion. Increased distribution activity supported capital recycling and enabled the platforms to accommodate higher production volumes while maintaining diversified access to capital markets.
Operating expenses increased to $56 million during the six months ended June 30, 2026, compared to $47 million during the prior-year period, primarily reflecting higher variable and production-related expenses and continued investment in personnel, infrastructure and capital markets capabilities as Sequoia and Aspire scaled. The six-month period also included severance and organizational restructuring costs of approximately $5 million within the CoreVest segment. Operating efficiency improved across the platforms, with Sequoia cost per loan declining to 17 basis points from 20 basis points and CoreVest net cost to originate declining to 87 basis points from 107 basis points. The change from a tax provision to a tax benefit for the six-month periods ended June 30, 2026 and 2025, respectively, was primarily the result of TRS GAAP income earned at this segment in 2025 compared to a TRS GAAP loss in 2026.
The favorable change in income taxes reflected a $2 million benefit during the current-year period compared to a $16 million provision during the prior-year period, primarily attributable to changes in taxable income generated within the Company’s taxable REIT subsidiaries in the prior period. Overall, the current-year results reflect substantially higher production and distribution activity, continued platform diversification and improved operating efficiency, partially offset by normalization in gain-on-sale margins and lower CoreVest funding activity.

1 Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period

Sequoia Mortgage Banking Segment
The following table presents key earnings and operating metrics for our Sequoia Mortgage Banking segment during the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and year-to-date period through June 30, 2025.
Table 5 – Sequoia Mortgage Banking Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Mortgage banking income	$40,218	$47,020	$(6,802)	87,238	$71,441	$15,797
Operating expenses	(8,232)	(9,890)	1,658	(18,122)	(13,771)	(4,351)
Benefit from (provision for) income taxes	134	1,245	(1,111)	1,379	(16,502)	17,881
Dividends on preferred stock	(519)	(544)	25	(1,063)	(889)	(174)
Segment Contribution	$31,601	$37,831	$(6,230)	$69,432	$40,279	$29,153
The following table summarizes certain operating metrics related to our portfolio of loans included in the Sequoia Mortgage Banking segment during the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and year-to-date period through June 30, 2025.
Table 6 – Sequoia Mortgage Banking Operating Metrics

	Three Months Ended		Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Loan locks	$5,560,628	$6,518,133	$12,078,761	$7,171,313
LPCs entered into (loan locks, adjusted for expected fallout)	4,977,718	5,498,214	10,475,931	6,511,786
Acquisitions	4,932,316	5,651,030	10,583,346	5,047,065
Number of loans acquired(1)	4,991	6,658	11,649	5,537
Weighted average contractual interest rate	6.29%	6.39%	6.34%	5.99%
Distributions(2)	$6,524,635	$6,879,827	$13,404,462	$5,706,062
Sales (UPB)	1,190,706	914,884	2,105,590	1,218,762
Securitizations (UPB)(2)	5,333,929	5,964,943	11,298,872	4,487,300
Cost per loan(3)	17 bps	18 bps	17 bps	20 bps
Gain-on-sale margin(4)	92 bps	96 bps	94 bps	128 bps
(1)Number of loans presented in units.
(2)Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period.
(3)Cost per loan for the Sequoia Mortgage Banking segment is calculated as operating expenses of this segment divided by loan purchase commitments of this segment.
(4)Gain on Sale margins reflect net revenue divided by loan purchase commitments.

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Sequoia Mortgage Banking segment contribution was $32 million for the three months ended June 30, 2026, compared to $38 million for the three months ended March 31, 2026. The decrease primarily reflected lower production volumes and a modest decline in gain-on-sale margins, partially offset by continued operating efficiency improvements.
Loan lock volumes totaled $5.6 billion, a 15% decrease from $6.5 billion during the prior quarter, reflecting a deliberately more measured operating posture during April and May amid heightened market volatility and elevated interest rates. Market conditions improved during June, with more than 40% of quarterly lock volume generated during the final month of the quarter. Newer products represented 30% of quarterly lock volume, which includes hybrid adjustable-rate loans, medical professional loans and closed-end second lien loans, and demonstrated continued product diversification despite a subdued refinancing environment.
Mortgage banking income decreased to $40 million from $47 million during the prior quarter, primarily reflecting lower loan purchase commitments and a modest decline in gain-on-sale margins to 92 basis points from 96 basis points. Despite the sequential decline, margins remained near the upper end of the Company's long-term target range of 75 to 100 basis points, notwithstanding elevated market volatility. Operating efficiency modestly improved, with cost per loan declining to 17 basis points from 18 basis points, reflecting lower operating expenses, including reduced variable compensation, together with continued operating leverage.
Distribution activity remained strong, with $6.5 billion1 of loans distributed during the quarter, including $5.3 billion1 through securitizations and $1.2 billion through whole loan sales. During the quarter, our Sequoia loan securitizations included transactions backed by a diversified mix of fixed-rate, hybrid adjustable-rate, investor, and medical professional loans. Sequoia also began distributing loans through its joint venture, further expanding its distribution channels and supporting continued capital-efficient loan distribution and balance sheet management.
The tax benefit decreased compared to the prior quarter, primarily due to lower GAAP losses at our TRS during the second quarter of 2026, compared to the first quarter of 2026.
Capital allocated to this segment decreased to $300 million at June 30, 2026, compared to $500 million at March 31, 2026, primarily reflecting the reallocation of capital to retained investments generated from Sequoia securitization activity during the quarter, as well as continued improvements in capital efficiency driven by active loan sales and expanded distribution channels. Loan inventory continues to be financed through a combination of corporate capital and consumer loan warehouse facilities.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Sequoia Mortgage Banking segment contribution increased by $29 million to $69 million during the six months ended June 30, 2026, compared to $40 million in the same period of 2025. The increase was primarily driven by higher mortgage banking income, reflecting increased loan lock, purchase and distribution volumes and improved capital markets execution.
Total loan locks increased 68% to $12.1 billion during the six months ended June 30, 2026, compared to $7.2 billion during the prior-year period. Loan purchase commitments increased to $10.6 billion from $6.5 billion, reflecting growth across flow and bulk production channels and increased adoption of newer loan products.
Distribution activity also increased significantly, with $13.4 billion of loans distributed during the six-month period compared to $5.7 billion during the same period of 2025, supported by continued investor demand across the Company’s securitization and whole loan distribution channels. These improvements were partially offset by the normalization of gain-on-sale margins from elevated prior-year levels.
Segment contribution also benefited from a shift from an income tax provision in the prior-year period to an income tax benefit in the current-year period and was primarily the result of TRS GAAP income earned at this segment in 2025 compared to a TRS GAAP loss in this segment in 2026.
1 Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period

Aspire Mortgage Banking Segment
The following table presents key earnings for our Aspire Mortgage Banking segment during the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and year-to-date period through June 30, 2025.
Table 7 – Aspire Mortgage Banking Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Mortgage banking income	$12,790	$6,326	$6,464	$19,116	$63	$19,053
Operating expenses	(3,893)	(3,512)	(381)	(7,405)	(2,118)	(5,287)
(Provision for) income taxes	(1,419)	(342)	(1,077)	(1,761)	(49)	(1,712)
Preferred dividends	(170)	(204)	34	(374)	(45)	(329)
Segment Contribution (Loss)	$7,308	$2,268	$5,040	$9,576	$(2,149)	$11,725
The following table summarizes certain operating metrics related to our portfolio of loans included in the Aspire Mortgage Banking segment during the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and year-to-date period through June 30, 2025.
Table 8 – Aspire Mortgage Banking Operating Metrics

	Three Months Ended		Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Loan locks	$2,052,576	$1,562,381	$3,614,958	$441,205
LPCs entered into (loan locks, adjusted for expected fallout)	1,450,086	1,156,679	2,606,765	396,938
Acquisitions	1,297,960	1,069,615	2,367,575	180,829
Number of loans acquired(1)	2,417	1,769	4,186	270
Weighted average contractual interest rate	6.79%	6.87%	6.83%	7.49%
Distributions	$1,312,258	$1,046,941	$2,359,199	$42,989
Sales (UPB)	392,753	655,664	1,048,417	42,989
Securitizations (UPB)	919,505	391,277	1,310,782	—
Cost per loan(2)	27 bps	30 bps	28 bps	N/A
Gain-on-sale margin(3)	101 bps	73 bps	88 bps	N/A
(1)Number of loans presented in units.
(2)Cost per loan for the Aspire Mortgage Banking segment is calculated as operating expenses of this segment divided by loan purchase commitments of this segment.
(3)Gain on Sale margins reflect net revenue divided by loan purchase commitments.
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Aspire Mortgage Banking is presented as a separate reportable segment beginning in the first quarter of 2026, reflecting the continued growth and distinct operating characteristics of our expanded-credit residential platform. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation.
During the three months ended June 30, 2026, Aspire generated segment contribution of $7 million compared to $2 million during the prior quarter, driven primarily by continued production growth and improved mortgage banking margins. Loan locks increased 31% quarter over quarter to a record $2.1 billion, reflecting continued expansion of our correspondent platform and strong demand for our expanded credit products. Existing loan sellers continued to account for a significant portion of production during the quarter, demonstrating increasing engagement across the platform while the active seller network expanded to over 150 loan sellers.
Mortgage banking income increased to $13 million from $6 million in the prior quarter, reflecting record lock volumes together with higher gain-on-sale margins, which improved to 101 basis points from 73 basis points. Margin expansion reflected improved securitization execution, tighter credit spreads and favorable hedge performance during the quarter. Operating expenses increased modestly as the platform continued investing in growth; however, operating efficiency improved, as cost per loan declined to 27 basis points from 30 basis points, reflecting higher production volumes and operating leverage.
Distribution activity increased to $1.3 billion during the second quarter of 2026, consisting of $920 million of securitizations and $393 million of whole loan sales, as the platform continued to scale alongside production growth. During the quarter, Aspire completed two non-QM securitizations under its SPIRE shelf, demonstrating continued capital markets execution and providing an efficient distribution channel for loan production. Subsequent to quarter-end, Aspire executed definitive documentation for its strategic joint venture, providing an additional long-term distribution channel to support the platform's continued growth.
Capital allocated to this segment was $200 million at June 30, 2026, consistent with March 31, 2026, reflecting the platform's continued focus on scaling production while maintaining disciplined capital deployment. Loan inventory is financed through consumer loan warehouse facilities and corporate capital.
Subsequent to June 30, 2026, we executed definitive documentation for a strategic joint venture with an institutional investment manager, which joint venture will acquire expanded credit loans sourced through the Aspire Mortgage Banking platform. Redwood will administer the assets held by the joint venture and earn loan administration and other related fees pursuant to the terms of the joint venture agreements.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Aspire was launched in January 2025 and, as a result, activity during the six months ended June 30, 2025 reflects the platform's initial ramp-up period, including limited production volumes, early onboarding of loan sellers and the initial development of its capital markets distribution capabilities. Accordingly, results for the six months ended June 30, 2025 are not directly comparable to the current year-to-date period.
During the six months ended June 30, 2026, Aspire generated segment contribution of $10 million compared to a segment loss of $2 million during the prior-year period. Mortgage banking income increased to $19 million from less than $1 million in the prior-year period, driven by continued growth in production volumes and improved mortgage banking execution.
Loan locks increased to $3.6 billion during the six months ended June 30, 2026 compared to $441 million during the prior-year period, reflecting continued expansion of the platform's correspondent network, increased participation from existing loan sellers and growing investor demand for non-QM products. During the first half of 2026, Aspire also expanded its distribution capabilities through three securitizations under its SPIRE shelf and continued development of additional long-term capital partnerships to support future growth.

CoreVest Mortgage Banking Segment
The following table presents an earnings summary for our CoreVest Mortgage Banking segment for the three and six months ended June 30, 2026, the immediate preceding quarter March 31, 2026, and year-to-date period June 30, 2025.
Table 9 – CoreVest Mortgage Banking Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Mortgage banking income	$13,486	$12,489	$997	$25,975	$37,901	$(11,926)
Operating expenses	(12,515)	(17,840)	5,325	(30,355)	(31,231)	876
Benefit from income taxes	285	2,061	(1,776)	2,346	927	1,419
Preferred Dividends	(89)	(87)	(2)	(176)	(168)	(8)
Segment Contribution (Loss)	$1,167	$(3,377)	$4,544	$(2,210)	$7,429	$(9,639)
The following table summarizes certain operating metrics related to our portfolio of loans included in the CoreVest Mortgage Banking segment during the three and six months ended June 30, 2026, to the immediate preceding quarter March 31, 2026, and year-to-date period through June 30, 2025.
Table 10 – CoreVest Mortgage Banking Operating Metrics

	Three Months Ended		Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Term loan fundings	$186,557	$167,590	$354,146	$416,762
Bridge loan fundings	223,660	264,832	488,492	573,819
Total loan fundings	410,217	432,422	842,638	990,581
Term loan sales	60,806	129,299	190,106	185,372
Bridge loan sales	51,062	104,272	155,334	111,200
Transfer to joint ventures	253,135	387,030	640,165	581,641
Transfer to securitizations	9,865	73,489	83,354	126,613
Total Loan distributions	374,868	694,090	1,068,959	1,004,826
Securitizations (UPB) (1)	268,162	230,241	498,403	433,034
Net cost to originate (2)	96 bps	79 bps	87 bps	107 bps
(1) For the three and six months ended June 30, 2026 includes joint venture securitizations of $268 million of UPB
(2)Net Cost to Originate is calculated as operating expenses, adjusted for organizational restructuring charges associated with employee severance and related transition expenses, less origination fees and other fees attributable to this segment, divided by this segment’s funding volume.

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
CoreVest Mortgage Banking segment contribution increased by $5 million in the three months ended June 30, 2026 compared to the three months ended March 31, 2026, with segment income of $1 million in the current quarter compared with segment net loss of $3 million in the prior quarter. The increase in segment contribution was primarily attributable to lower operating expenses, reflecting the nonrecurrence of $5 million of severance and organizational restructuring costs incurred in the prior-quarter period. This improvement was partially offset by a $2 million decrease in income tax benefit in the current quarter.
CoreVest funded $410 million of loans during the second quarter of 2026, compared to $432 million in the first quarter of 2026. The modest decline in funding volume reflected a more measured operating posture amid elevated interest rates and market volatility, which primarily affected demand for term loans. Despite the softer funding environment, the platform maintained pipeline quality and a diversified funding mix, with bridge loans representing approximately 55% of quarterly fundings and term loans representing approximately 45% of quarterly fundings. Activity also continued across smaller-balance lending products, RTL loans and DSCR loans.
Distribution activity during the second quarter of 2026 totaled $375 million, with loans distributed through a combination of whole loan sales, securitizations and transfers to joint ventures, compared to $694 million in the first quarter of 2026. The sequential decline primarily reflected the timing of distribution activity, as the first quarter included a CAFL securitization backed by a mix of seasoned performing and non-performing loans and real estate owned. During the second quarter of 2026, one of our joint ventures completed a $268 million term loan securitization, representing the platform's first broadly syndicated term loan securitization since 2022 and supporting continued capital recycling and distribution execution. Investor demand for the transaction was strong, reflecting continued access to diversified distribution channels.
Capital allocated to this segment was $128 million at June 30, 2026, compared to $142 million at March 31, 2026. The platform continues to utilize joint venture structures and non-recourse financing arrangements to support loan inventory and facilitate capital-efficient growth.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
CoreVest Mortgage Banking segment contribution decreased by $10 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, with a segment loss of $2 million in the current year to date period compared to segment net income of $7 million in the prior year period. The decrease in segment contribution was primarily attributable a $12 million decline in mortgage banking income, reflecting lower funding volumes in the first half of 2026. CoreVest funded $843 million of loans during the six months ended June 30, 2026, compared to $991 million during the six months ended June 30, 2025. The decline in funding volume reflected a more cautious approach to loan production amid elevated interest rates and market volatility, which reduced demand from residential real estate investors, particularly for term loan products. Despite lower origination volumes, the platform continued to maintain a diversified funding mix across bridge and term loans while utilizing multiple distribution channels, including whole loan sales, joint venture transfers and securitizations, to efficiently recycle capital.

Redwood Investments Segment
This segment consists of investments comprising retained operating investments sourced through our Mortgage Banking securitizations and third-party securities, some of which we consolidate for GAAP purposes. We directly finance our holdings of real estate securities with a combination of recourse, non-marginable term debt financing; non-recourse, non-marginable re-securitization debt; and recourse, marginable securities repurchase financing.
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
The following table presents an earnings summary for our Redwood Investments segment for the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and the year-to-date period ended June 30, 2025.
Table 11 – Redwood Investments Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Net interest income	$10,170	$12,442	$(2,272)	$22,612	$33,988	$(11,376)
Investment fair value changes, net	(10,171)	(15,443)	5,272	(25,614)	(5,375)	(20,239)
HEI income, net (1)	493	575	(82)	1,068	181	887
Servicing income	2,618	8,021	(5,403)	10,639	5,015	5,624
Fee income, net	453	192	261	645	554	91
Other income, net	5,193	898	4,295	6,091	764	5,327
Realized gains, net	—	—	—	—	1,207	(1,207)
Operating expenses	(6,632)	(12,654)	6,022	(19,286)	(11,070)	(8,216)
(Provision for) Benefit from income taxes	(623)	(1,373)	750	(1,996)	1,871	(3,867)
Preferred Dividends	(758)	(658)	(100)	(1,416)	(1,051)	(365)
Segment (Loss) Contribution	$743	$(8,000)	$8,743	$(7,257)	$26,084	$(33,341)
(1) Income from HEI that were originated through our Aspire HEI platform. Third-party originated HEI are included in our Legacy Investments segment.
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. See Table 2 in the Consolidated Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 2 relates to fair value changes for investments held at corporate/other).
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

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
The $9 million increase in segment contribution for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, was primarily driven by lower investment fair value losses, an increase in Other income, net as a result of increased earnings from equity method investments, and lower Operating expenses. Operating expenses during the first quarter of 2026 included $2 million of nonrecurring organizational restructuring charges as well as $3 million of higher Other expenses related to income allocated to our seasoned servicing investment co-investor, as compared to the three-month period ending June 30, 2026. These increases to segment contribution for the three months ended June 30, 2026 were offset by $6 million lower market valuation gains on our MSRs, as compared to the first quarter of 2026. Net interest income decreased modestly by $2 million, primarily due to increased paydowns in our portfolio of securitized residential investor bridge loans during the three months ended June 30, 2026, as compared to the three months ended March 31, 2026.
Overall, results for the quarter were primarily impacted by market-driven valuation changes and portfolio seasoning, while underlying asset performance improved across most of the portfolio. Delinquencies in CAFL Bridge Securities decreased, with 90 day+ delinquency rates decreasing to 6.3% at June 30, 2026, compared to 8.1% at March 31, 2026. The decrease in 90+ day delinquencies for CAFL Bridge Securities was primarily driven by resolutions on seasoned delinquent loans originated in 2021 and 2022. Sequoia Securities and CAFL Term Securities 90+ day delinquency balances were 0.2% and 8.7% of total unpaid principal balances at June 30, 2026, respectively, compared to 0.2% and 9.8% at March 31, 2026.
As we continue to expand our focus on our operating platforms, we intend to allocate capital accordingly. In line with this strategy, during the second quarter, apart from capital contributions to our joint ventures, most of our investment capital was deployed to support our Mortgage Banking platforms, primarily through securities retained from Sequoia securitizations. For Aspire and CoreVest, we also allocated capital to securities retained from securitizations sponsored by the related joint ventures. We continue to optimize financing through non-recourse structures to enhance capital efficiency and align our investment portfolio with our Mortgage Banking platforms.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The $33 million decrease in segment contribution for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 is primarily due to the decline in Investment fair value changes, net of $20 million driven by market-related valuation changes on portfolio investments and associated hedges resulting from interest rate volatility and spread movements during the six-month periods. Additionally, Operating expenses for the six-month period ending June 30, 2026 were $8 million higher compared to the same period in 2025 due to $2 million of severance and organizational realignment charges incurred during the first quarter of 2026, as well as higher portfolio management costs and $3 million of higher Other expenses related to income allocated to seasoned servicing investment co-investor due to improved investment performance in 2026.

Redwood Investments Detail
The following table presents a balance sheet summary for our Redwood Investments segment as of June 30, 2026 and March 31, 2026.
Table 12 – Redwood Investments Balance Sheet Summary

(In Thousands)	June 30, 2026	March 31, 2026	Change
Retained Operating Investments
Residential consumer Sequoia securities	$276,745	$177,546	$99,199
Residential consumer securities at consolidated Sequoia entities (1)	1,054,169	660,861	393,308
Residential investor securities at consolidated Securitization Term entities (2)	313,826	315,654	(1,828)
Consolidated securitized residential investor CAFL bridge loans, restricted cash, REO and other CAFL bridge assets and liabilities	1,043,806	1,057,220	(13,414)
HEI (3)	19,193	18,706	487
Other Investments (4)	42,368	55,243	(12,875)
Total Retained Operating Investments	2,750,107	2,285,230	464,877

Third-Party Securities Portfolio
Residential securities	4,780	4,920	(140)
Servicing investments (5)	105,556	112,277	(6,721)
Other strategic and servicing investments	59,317	52,994	6,323
Total Third-Party Securities Portfolio	169,653	170,191	(538)

Total Redwood Investments Segment Economic Assets	$2,919,760	$2,455,421	$464,339
Impact of consolidation and other assets	21,402,263	19,448,064	1,954,199
Total Redwood Investments Segment Assets - GAAP	$24,322,023	$21,903,485	$2,418,538
(1) Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $20.70 billion of loans and $19.48 billion of ABS issued associated with these investments at June 30, 2026. We consolidated $18.24 billion of loans and $17.24 billion of ABS issued associated with these investments at March 31, 2026. At June 30, 2026 and March 31, 2026, excludes $173 million and $343 million, respectively, of retained Sequoia securities that were used as hedges for our Sequoia Mortgage Banking segment.
(2)    Represents our retained economic investments in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $1.70 billion of loans and $1.42 billion of ABS issued associated with these investments at June 30, 2026. We consolidated $1.82 billion of loans and $1.53 billion of ABS issued associated with these investments at March 31, 2026.
(3) At June 30, 2026 and March 31, 2026 represents HEI originated and owned by Redwood.
(4) Other investments at both June 30, 2026 and March 31, 2026 includes net risk share investments of $0.6 million, representing $1.1 million of restricted cash and other assets, net of other liabilities of $0.6 million. Also includes mortgage servicing rights of $42 million and $40 million at June 30, 2026 and March 31, 2026, respectively.
(5)    Represents our economic investment in consolidated Servicing Investment variable interest entities. At June 30, 2026, for GAAP purposes, we consolidated $244 million of servicing investments and $128 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At March 31, 2026, for GAAP purposes, we consolidated $257 million of servicing investments and $135 million of non-recourse securitization debt, as well as other assets and liabilities for these entities.
The size of our Redwood Investments portfolio on an economic basis increased during the three months ended June 30, 2026 primarily due to the retention of residential consumer securities from our Sequoia securitizations, as well as the transfer of Sequoia securities that had been used as hedges from our Sequoia Mortgage Banking segment to our Redwood Investments portfolio.

The following table summarizes the credit characteristics of Sequoia securities and CAFL term securities at June 30, 2026 and March 31, 2026. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 13 – Credit Statistics (1)

June 30, 2026	Sequoia Securities (2)	CAFL Term Securities
(Dollars in Thousands)
Market value	$1,330,914	$313,826
Notional value	$23,156,315	$1,833,383
Average FICO (at origination)	773	NA
Gross weighted average coupon	5.5%	5.3%
Current 3-month prepayment rate	18%	8%
90+ days delinquency (as a % of UPB) (3)(4)	0.2%	8.7%

March 31, 2026	Sequoia Securities (2)	CAFL Term Securities
(Dollars in Thousands)
Market value	$838,407	$315,654
Notional value	$21,235,883	$1,945,306
Average FICO (at origination)	772	NA
Gross weighted average coupon	5.4%	5.3%
3-month prepayment rate	16%	8%
90+ days delinquency (as a % of UPB) (3)(4)	0.2%	9.8%
(1)Underlying loan performance information provided in this table is generally reported on a one-month lag. Accordingly, data as of June 30, 2026 reflects June 2026 reports with a loan performance date of May 2026, and data as of March 31, 2026 reflects March 2026 reports with a loan performance date of February 2026. The methodology for calculating weighted average values for securities investments presented in the tables above, including delinquency rates, is based on notional balances of loans collateralizing each of our securities investments.
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

Legacy Investments Segment
The Legacy Investments segment primarily consists of assets no longer aligned with our core strategic objectives, including legacy unsecuritized bridge and term loans and other non-core legacy assets, that are in the active process of sale, runoff, or other disposition as part of an accelerated strategic repositioning of our business model. These assets were previously included within the Redwood Investments segment. We finance our assets in this segment with a combination of recourse and non-recourse, non-marginable warehouse facilities, and a portion of a secured, revolving financing facility. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure. At June 30, 2026, 54% of capital in this portfolio was related to legacy bridge loans (inclusive of certain unsecuritized term loans) and 46% was related to legacy HEI. During the first quarter of 2026, we continued to execute on our plan to accelerate the wind down of the Legacy Investments portfolio to support capital redeployment and a reduction in portfolio exposure. Adjusted for activity to date in the third quarter, Legacy Investments is now estimated to represent less than 10% of total capital, down from 15% at March 31, 2026.
The continued wind-down of our Legacy Investments portfolio is expected to continue to free up investment capital as we progress with further disposition activity. Asset sales and other accretive financings have enabled the repayment of higher cost secured debt and more efficient utilization of flexible funding sources, including our secured revolving financing facility with one of our joint venture partners. We remain focused on further reducing the legacy portfolio in 2026 while prioritizing capital recovery through both outright sales and partnership structures that recycle capital while preserving upside where we believe it makes economic sense.
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
The following table presents an earnings summary for our Legacy Investments segment for the three and six months ended June 30, 2026, the immediate preceding quarter ended March 31, 2026, and the year-to-date period ended June 30, 2025.
Table 14 – Legacy Investments Earnings Summary

	Three Months Ended			Six Months Ended
(In Thousands)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Net interest (expense) income	$(10,403)	$(8,710)	$(1,693)	$(19,113)	$(20,130)	$1,017
Investment fair value changes, net	(12,314)	(7,491)	(4,823)	(19,805)	(84,305)	64,500
HEI income (loss), net	2,305	6,534	(4,229)	8,839	(2,914)	11,753
Fee (loss) income, net	11	(133)	144	(122)	(1,855)	1,733
Other income (loss), net	974	950	24	1,924	—	1,924
Operating expenses	(3,999)	(4,563)	564	(8,562)	(11,938)	3,376
Benefit from (provision for) income taxes	328	610	(282)	938	2,535	(1,597)
Dividends on preferred stock	(222)	(257)	35	(479)	(1,354)	875
Segment (Loss) Contribution	$(23,320)	$(13,060)	$(10,260)	$(36,380)	$(119,961)	$83,581
Investment fair value changes, net is primarily comprised of the change in fair value (both realized and unrealized) of our loans and portfolio investments accounted for under the fair value option and related interest rate hedges. See Table 2 in the Consolidated Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q for further detail on the composition of investment fair value changes (the difference in amounts in the table above and in Table 2 relates to fair value changes for investments held at corporate/other).
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

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026
Legacy Investments reported a segment loss of $23 million for the second quarter of 2026, compared to a loss of $13 million in the first quarter of 2026. The decline in segment contribution was primarily driven by increased net interest expense, increased investment fair value losses (including realized losses related to asset dispositions), and lower HEI income, net. The increase in net interest loss primarily reflected higher interest expense in the current quarter as we further optimized capital within the segment via non-marginable and non-recourse financing.
Investment fair value changes, net declined by $5 million compared to the prior quarter. The decrease was primarily driven by changes in the estimated fair value of our AFS real estate security, reflecting the impact of realized resolution outcomes during the second quarter of 2026 and updated discounted cash flow expectations for loans within the Legacy Trust. The decrease also reflected higher REO impairments compared to the prior quarter.
Results for the quarter continue to reflect the active wind-down of the Legacy Investments portfolio, including asset sales, structured transactions, and financing optimization. Capital allocated to Legacy Investments declined by $47 million or 19%, reflecting continued execution on our strategy to reduce legacy exposure and redeploy capital to Mortgage Banking platforms to simplify the balance sheet and enhance returns. While subject to market conditions and execution timing, we are targeting reducing the capital allocated to Legacy Investments segment down to below $100 million by the end of 2026. As we execute on this reallocation strategy, we believe there is an opportunity for consolidated returns to improve.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Legacy Investments reported a segment loss of $36 million for the six months ended June 30, 2026, compared to a loss of $120 million for the six months ended June 30, 2025, primarily reflecting our progress in resolving legacy bridge exposures and other non-core legacy assets during the six month periods.
Legacy Investments Detail and Activity
The following table presents a balance sheet summary for our Legacy Investments segment as of June 30, 2026 and March 31, 2026.
Table 15 – Legacy Investments Balance Sheet Summary

(In Thousands)	June 30, 2026	March 31, 2026	Change
Legacy Unsecuritized Bridge Loans	$175,391	$190,058	$(14,667)
Legacy Unsecuritized Term Loans	31,853	31,899	(46)
Legacy Securitized Bridge Loans	56,808	53,848	2,960
Legacy Securitized Term Loans	9,416	12,832	(3,416)
Home Equity Investments (1)	153,085	153,715	(630)
AFS Real Estate Security (2)	181,990	188,636	(6,646)
Strategic Investments	14,626	15,138	(512)
REO	77,859	69,952	7,907
Other Assets	47,087	60,265	(13,178)
Economic Value of Legacy Investments	748,115	776,343	(28,228)
Impact of Consolidation, net	167,456	168,678	(1,222)
Total Assets	$915,571	$945,021	$(29,450)
(1)At June 30, 2026 and March 31, 2026, represents third-party originated HEI, as well as our net investment in a HEI securitization entity.
(2)During the year ended December 31, 2025 we sold a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust and retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset. As of June 30, 2026, we funded $20 million of our total $35 million capital support commitment related to maintaining specified loan-to-value ratio thresholds of the Legacy Trust.

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
Subsequent to June 30, 2026, we completed a secured financing transaction relating to substantially all of our unsecuritized HEI contracts. In connection with the transaction, Redwood guaranteed approximately $90 million of obligations secured by this HEI portfolio. With the completion of this transaction, capital previously held against the HEI portfolio became available for other investment and corporate purposes.
We continued to make progress in resolving legacy bridge exposures, including the resolution of approximately $16 million of 90+ day delinquent loans during the three months ending June 30, 2026.
Loan Composition
The following table provides the composition of legacy term and bridge loans by product type at June 30, 2026.
Table 16 – Legacy Loans By Product Type at Legacy Investments at Fair Value

June 30, 2026
(In Thousands)	Legacy Term	Legacy Bridge
Term
Term Loans:
Single-Family Rental	$1,034	$—
Multifamily (1)	40,235	—
Bridge
Bridge Loans:
BFR (2)	—	71,161
Single Asset Bridge	—	20
Multifamily (1)	—	145,025
Other (3)	—	15,993
Total Legacy Loans	$41,269	$232,199
(1)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock for light to moderate renovation or to finance new construction of residential properties for rent.
(3)Includes $14 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
At June 30, 2026, the fair value of our legacy bridge and term loans and associated REO represented 88% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans at the time the REO were foreclosed. As part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we have revised our underwriting practices to discontinue the active origination of large multifamily loans. Consequently, we expect our exposure to multifamily loans and REO to decline over time as we proactively reduce long-term exposure to the legacy bridge loan portfolio.

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
As previously disclosed, we regularly evaluate Redwood’s corporate structure in light of our business activities, opportunities, and strategic growth plans. Following our mid-2025 announcement of the accelerated shift of our business model towards our mortgage banking operations and away from non-core portfolio investments, we have continued to evaluate Redwood’s corporate structure, including its status as a REIT under the Internal Revenue Code, as our business model continues to evolve. For example, growth in our mortgage banking businesses, which generally are required to be conducted through taxable REIT subsidiaries, may reach a level that makes it necessary or advisable for Redwood to alter or reorganize its corporate structure to fully realize their growth potential and maximize shareholder value. In conducting these evaluations, we generally compare our existing structure with alternative structures, including, without limitation, structures in which Redwood terminates its REIT status, structures in which Redwood enters into partnerships or joint ventures relating to its business units (or implements structural changes involving the separation or external management of one or more of its business units), or structures in which Redwood otherwise separates its REIT-eligible activities from the mortgage banking and other businesses it currently conducts through taxable REIT subsidiaries. While we currently intend to maintain our REIT status, our evaluation remains ongoing. Any changes to our corporate structure (including our REIT status) could be complex, time-consuming, and costly, and may expose us to new risks or potential liabilities, including risks related to conflicts of interest, regulatory compliance and tax liabilities. Additional information on Redwood's capital, REIT and organizational structure is described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors”.
Tax Provision under GAAP
For the three and six months ended June 30, 2026, we recorded a tax provision of $1 million and a tax benefit of $1 million, respectively. For the three and six months ended June 30, 2025, we recorded a tax provision of $5 million and $11 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The change from a tax provision to a tax benefit year-over-year was primarily the result of GAAP income earned at our TRS in 2025 compared to a GAAP loss at our TRS in 2026. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Income Taxes for additional information regarding our tax provision and deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash and liquidity consist of borrowings under warehouse facilities financing mortgage loans, MSRs, interest-only securities, and HEI, secured term financing facilities, securities repurchase agreements, a corporate secured revolving financing facility, payments of principal and interest we receive from our investment portfolio assets, proceeds from the sale of investment portfolio assets, and cash generated from our mortgage banking operating activities, such as the sale and securitization of mortgage loans.
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
At June 30, 2026, our total capital was $1.84 billion, consisting of (i) $934 million of equity capital, (ii) $894 million of convertible notes and other corporate debt on our consolidated balance sheets ($297 million of convertible debt due in June 2027, $143 million of senior unsecured notes due in 2029, $189 million of senior unsecured notes due in 2030, $125 million of senior unsecured notes due in 2031, $140 million of trust-preferred securities due in 2037), and (iii) $8 million of promissory notes.

Our capital structure continues to reflect the strategic shift toward mortgage banking, which is characterized by faster capital turnover and an originate-to-distribute model. Approximately 56% of our recourse debt is concentrated within our mortgage banking platforms, where loans typically remain on balance sheet for a short duration and related borrowings are repaid as loans are sold or securitized, supporting rapid recycling of our capital for subsequent reinvestment.
At June 30, 2026, our unrestricted cash and cash equivalents were $192 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. In particular, we continue to focus on additional joint ventures with strategic investors who seek to acquire the assets our operations originate and source and/or seek to provide capital to support the growth potential of our operating platforms. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the Company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" for additional information regarding these terms on our debt.
At June 30, 2026, in aggregate, we had $3.62 billion of secured recourse debt outstanding, financing our mortgage banking platforms and investment portfolio, of which $2.68 billion was marginable and $945 million was non-marginable. The majority of this debt relates to short-term warehouse financing supporting our Sequoia and Aspire mortgage banking platforms, where capital turns rapidly, with loans remaining on balance sheet for an average of approximately 26 days before being sold or securitized during the first half of 2026, down from 36 days for the year ended December 31, 2025.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2026
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking platforms, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
Cash flows used in operating activities increased by $4.19 billion from negative $4.07 billion in the six months ended June 30, 2025 to negative $8.25 billion in the six months ended June 30, 2026, primarily due to the increase in residential consumer loan purchases associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $8.21 billion of net cash outflows for the six month 2026 period, compared to $4.11 billion of net cash outflows for the six month 2025 period), cash flows from operating activities were negative $45 million during the first six months of 2026 and positive $43 million for the first six months of 2025.
Cash Flows from Investing Activities
During the six months ended June 30, 2026, our net cash provided by investing activities was $2.70 billion and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.

Cash Flows from Financing Activities
During the six months ended June 30, 2026, our net cash provided by financing activities was $5.40 billion. This primarily resulted from $5.30 billion of net borrowings under ABS issued (resulting from the issuance of fourteen Sequoia securitizations as well as the issuance of ABS through two Sequoia re-securitizations of certain consolidated and unconsolidated Sequoia securities during the six months ended June 30, 2026, net of related issuance costs), and $156 million of net borrowings on debt obligations.
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on our balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following June 30, 2026, include maturing debt obligations, interest payments on debt obligations and ABS issued, funding commitments for residential investor and consumer loans, strategic investments, potential repurchases of previously sold or securitized loans, meeting margin calls associated with our debt, interest rate hedges and other obligations, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following June 30, 2026, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential consumer loans, residential investor bridge loan, strategic investments (including our joint ventures), meeting margin calls associated with our debt, interest rate hedges and other obligations, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Redwood Investment Portfolio).
At June 30, 2026, we had commitments to fund up to $204 million of additional advances on existing residential investor bridge loans, of which $81 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. Additionally, at June 30, 2026, we had $1.56 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments. During the six months ending June 30, 2026, we received $595 million of principal paydowns on residential investor bridge loans. Scheduled bridge loan maturities and future principal paydowns are expected to provide additional sources of cash that can be used, together with our available liquidity, to fund these commitments.
During 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. As of June 30, 2026, we had funded $20 million of this commitment, with $15 million in remaining funding commitments if certain triggers are met.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Contractual Obligations. For additional information on commitments and contingencies as of June 30, 2026 that could impact our liquidity and capital resources, see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 18 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the six months ended June 30, 2026. While there is no assurance of our ability to renew our other facilities maturing in the next year, given current market conditions we expect to extend these in the normal course of business.
We expect to meet our obligations coming due in less than one year from June 30, 2026 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital including cash on hand.
See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.

Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking platforms while we aggregate the loans for sale or securitization.
At June 30, 2026, we had residential consumer warehouse facilities outstanding with $4.70 billion of total capacity and $1.98 billion of available capacity. These included non-marginable facilities with $400 million of total capacity and marginable facilities with $4.30 billion of total capacity. At June 30, 2026, we had non-marginable, residential investor warehouse facilities outstanding available to finance our unsecuritized residential investor loans in our Redwood Investments, CoreVest Mortgage Banking and Legacy Investments segments with $1.78 billion of total capacity and $1.56 billion of available capacity. Borrowing under these facilities used to finance our CoreVest Mortgage Banking loan inventory at June 30, 2026 totaled $101 million. Several of the facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our Legacy Investments portfolio at June 30, 2026.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the six months ended June 30, 2026, and have other such facilities with scheduled maturities during the next twelve months. See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the loan warehouse facilities used for our Mortgage Banking platforms.
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
Liquidity Needs for our Redwood Investments
At June 30, 2026, in addition to our ABS issued, our investment portfolio was financed with $684 million of secured recourse debt, of which $255 million was marginable and $429 million was non-marginable, and $450 million of secured non-recourse debt that was non-marginable. At June 30, 2026, we have also allocated $93 million of outstanding borrowings from our secured revolving financing facility to finance our Redwood Investments segment. Our secured revolving financing facility may be used to finance both our Redwood Investments, Sequoia and CoreVest mortgage banking platforms, as well as Legacy Investments.
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
Liquidity Needs for our Legacy Investments
At June 30, 2026, we financed our Legacy Investments with a combination of recourse and non-recourse, non-marginable residential investor loan warehouse facilities, a recourse non-marginable HEI facility, and non-recourse securitization debt (ABS issued). Certain residential investor warehouse facilities may impose advance rate step-downs or repurchase requirements if underlying loan performance or property valuations deteriorate, which could require the use of additional liquidity. At June 30, 2026, we have also allocated $278 million of outstanding borrowings from our secured revolving financing facility to finance our Legacy Investments segment.
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
At June 30, 2026, our $297 million convertible senior notes became due within the next twelve months, maturing in June 2027. We believe we have a number of potential options to address this maturity in whole or in part, including capital freed up from financial optimization within our Redwood Investments portfolio, sales and paydowns of our Legacy Investments portfolio which we are actively working through, and capital recycled from our joint venture partnerships which allow us to grow volume with lower capital utilization. We may also consider issuing additional senior notes such as our recent $125 million senior debt issuance during the three months ending June 30, 2026, or potentially through an additional convertible senior note issuance, subject in each case to market conditions.

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
Under many of our mortgage loan and HEI warehouse facilities, our securities repurchase facilities, and our secured revolving financing facility, while transferred or pledged mortgage loans, HEI, or securities are financed under the facility, to the extent the value of the loans, HEI, or securities, or the collateral underlying those loans, HEI, or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at June 30, 2026, only our securities repurchase facilities (with $130 million of borrowings outstanding at June 30, 2026), eight of our residential consumer mortgage loan warehouse facilities (with a combined $2.4 billion of borrowings outstanding at June 30, 2026), and a certificated MSR facility (with $125 million of borrowings outstanding at June 30, 2026) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.
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
At June 30, 2026, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. Our financial covenants require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth and minimum liquidity, as well as financial covenants that require us to maintain recourse indebtedness below a specified ratio. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at June 30, 2026, our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at June 30, 2026, our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $2 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at June 30, 2026, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2025. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
There have been no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible debt. In May 2023, our Board of Directors approved an authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three and six months ended June 30, 2026, we did not repurchase any shares of our common or preferred stock under these programs. At June 30, 2026, $111 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures (Not Applicable)
Item 5. Other Information
During the three months ended June 30, 2026, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
4.1
Eighth Supplemental Indenture, dated May 27, 2026, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant's Form 8-A, Exhibit 4.10 filed May 27, 2026)

4.2
Form of certificate representing the 9.75% Senior Note due 2031 (included as Exhibit A to the Eighth Supplemental Indenture, incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form 8-A, dated May 27, 2026)

10.1*	Redwood Trust, Inc. Amendment to Second Amended and Restated 2014 Incentive Award Plan (as incorporated by reference to the Registrant's Form 8-K, Exhibit 10.1, filed on May 19, 2026)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, is filed in inline XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025; (iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates exhibits, if any, that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 5, 2026	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)