Form 10-Q
period 2026-09-30
REDWOOD TRUST INC
filed 2026-11-09
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
10% Series A Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share	RWT PRA	New York Stock Exchange
9.125% Senior Notes Due 2029	RWTN	New York Stock Exchange
9.00% Senior Notes Due 2029	RWTO	New York Stock Exchange
9.125% Senior Notes Due 2030	RWTP	New York Stock Exchange
9.50% Senior Notes Due 2030	RWTQ	New York Stock Exchange
9.75% Senior Notes Due 2031	RWTR	New York Stock Exchange
Series X Preferred Stock Purchase Rights	N/A	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	116,630,154	shares outstanding as of November 9, 2026

REDWOOD TRUST, INC.
2026 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2026	December 31, 2025
ASSETS (1)
Residential consumer loans	$25,173,208	$17,935,761
Residential investor loans	2,759,982	3,616,664
Home equity investments	326,162	329,883
Real estate securities	469,972	423,016
Servicing investments	292,953	302,230
Strategic investments	113,116	101,958
Derivative assets	285,093	105,597
Cash and cash equivalents	201,070	255,664
Restricted cash	105,693	193,446
Goodwill	23,373	23,373
Other assets	648,373	413,522
Total Assets	$30,398,995	$23,701,114

LIABILITIES AND EQUITY (1)
Liabilities
Asset-backed securities issued	$24,154,849	$17,492,031
Debt obligations, net	4,716,982	4,799,382
Derivative liabilities	287,148	28,150
Accrued expenses and other liabilities	408,981	398,935
Total liabilities	29,567,960	22,718,498
Commitments and Contingencies (see Note 19)
Equity
Preferred stock, par value $0.01 per share, 2,990,000 shares authorized; 2,800,000 issued and outstanding	66,948	66,948
Common stock, par value $0.01 per share, 392,010,000 shares authorized; 116,497,789 and 124,459,837 issued and outstanding	1,165	1,245
Additional paid-in capital	2,442,190	2,463,473
Accumulated other comprehensive loss	(33,848)	(31,669)
Cumulative earnings	1,056,994	1,114,360
Cumulative distributions to stockholders	(2,702,414)	(2,631,741)
Total Equity	831,035	982,616
Total Liabilities and Equity	$30,398,995	$23,701,114
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities ("VIEs") that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2026 and December 31, 2025, assets of consolidated VIEs totaled $26,286,761 and $18,927,094, respectively. At September 30, 2026 and December 31, 2025, liabilities of consolidated VIEs totaled $24,519,241 and $17,850,175, respectively. See Note 16 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026	2025	2026	2025
Interest Income
Residential consumer loans	$376,714	$210,090	$965,351	$556,836
Residential investor loans	47,051	63,263	154,874	213,522
Consolidated Agency multifamily loans	—	3,266	—	12,222
Real estate securities	15,672	14,829	45,877	49,487
Other interest income	6,754	8,083	22,232	23,894
Total interest income	446,191	299,531	1,188,334	855,961
Interest Expense
Asset-backed securities issued	(314,861)	(208,071)	(823,582)	(585,978)
Debt obligations	(90,733)	(76,466)	(257,367)	(213,213)
Total interest expense	(405,594)	(284,537)	(1,080,949)	(799,191)
Net Interest Income	40,597	14,994	107,385	56,770
Non-Interest Income
Mortgage banking activities, net	8,897	40,132	72,932	114,042
Investment fair value changes, net	(38,086)	(6,971)	(83,808)	(96,863)
HEI (loss) income, net	(3,660)	454	6,247	(2,279)
Servicing income, net	3,502	1,416	14,171	6,431
Fee income, net	2,188	4,579	8,034	9,139
Other income (loss), net	3,503	(183)	11,925	1,719
Realized (losses) gains, net	(4,027)	(48)	(4,027)	1,159
Total non-interest (loss) income, net	(27,683)	39,379	25,474	33,348
General and administrative expenses	(38,538)	(38,707)	(126,094)	(113,161)
Portfolio management costs	(10,992)	(6,981)	(26,751)	(23,500)
Loan acquisition costs	(6,551)	(4,355)	(19,270)	(12,704)
Other expenses	(6,957)	(5,681)	(18,829)	(13,625)
Net Loss Before Benefit from (Provision for) Income Taxes	(50,124)	(1,351)	(58,085)	(72,872)
Benefit from (provision for) income taxes	4,619	(6,353)	5,977	(17,177)
Net Loss	$(45,505)	$(7,704)	$(52,108)	$(90,049)
Dividends on preferred stock	(1,750)	(1,750)	(5,258)	(5,257)
Net Loss Related To Common Stockholders	$(47,255)	$(9,454)	$(57,366)	$(95,306)

Basic loss per common share	$(0.39)	$(0.08)	$(0.49)	$(0.76)
Diluted loss per common share	$(0.39)	$(0.08)	$(0.49)	$(0.76)
Basic weighted average common shares outstanding	124,121,653	129,018,261	124,739,102	131,583,195
Diluted weighted average common shares outstanding	124,121,653	129,018,261	124,739,102	131,583,195

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026	2025	2026	2025
Net Loss	$(45,505)	$(7,704)	$(52,108)	$(90,049)
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale ("AFS") securities	(17,195)	2,362	(28,751)	6,322
Reclassification of unrealized loss (gain) on AFS securities to net (loss) income	13,366	(44)	23,485	(2,037)
Reclassification of unrealized loss on interest rate agreements to net (loss) income	1,040	1,040	3,087	3,087
Total other comprehensive (loss) income	$(2,789)	$3,358	$(2,179)	$7,372
Comprehensive Loss	$(48,294)	$(4,346)	$(54,287)	$(82,677)
Dividends on preferred stock	$(1,750)	$(1,750)	$(5,258)	$(5,257)
Comprehensive Loss Related To Common Stockholders	$(50,044)	$(6,096)	$(59,545)	$(87,934)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2026

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2026	$66,948	125,607,457	$1,256	$2,472,006	$(31,059)	$1,104,249	$(2,679,561)	$933,839
Net (loss)	—	—	—	—	—	(45,505)	—	(45,505)
Other comprehensive (loss)	—	—	—	—	(2,789)	—	—	(2,789)
Employee stock purchase and incentive plans	—	44,872	—	35	—	—	—	35
Non-cash equity award compensation	—	—	—	4,120	—	—	—	4,120
Share repurchases	—	(9,154,540)	(91)	(33,971)	—	—	—	(34,062)
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(22,853)	(22,853)
September 30, 2026	$66,948	116,497,789	$1,165	$2,442,190	$(33,848)	$1,056,994	$(2,702,414)	$831,035
For the Nine Months Ended September 30, 2026

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2025	$66,948	124,459,837	$1,245	$2,463,473	$(31,669)	$1,114,360	$(2,631,741)	$982,616
Net (loss)	—	—	—	—	—	(52,108)	—	(52,108)
Other comprehensive (loss)	—	—	—	—	(2,179)	—	—	(2,179)
Employee stock purchase and incentive plans	—	1,192,492	11	(2,352)	—	—	—	(2,341)
Non-cash equity award compensation	—	—	—	15,040	—	—	—	15,040
Share repurchases	—	(9,154,540)	(91)	(33,971)	—	—	—	(34,062)
Preferred dividends declared ($1.875 per share)	—	—	—	—	—	(5,258)		(5,258)
Common dividends declared ($0.54 per share)(1)	—	—	—	—	—	—	(70,673)	(70,673)
September 30, 2026	$66,948	116,497,789	$1,165	$2,442,190	$(33,848)	$1,056,994	$(2,702,414)	$831,035
(1) Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

For the Three Months Ended September 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
June 30, 2025	$66,948	131,679,516	$1,316	$2,502,151	$(39,057)	$1,105,549	$(2,583,444)	$1,053,463
Net (Loss)	—	—	—	—	—	(7,704)	—	(7,704)
Other comprehensive income	—	—	—	—	3,358	—	—	3,358
Employee stock purchase and incentive plans	—	45,612	1	(36)	—	—	—	(35)
Non-cash equity award compensation	—	—	—	5,071	—	—	—	5,071
Share repurchases	—	(4,972,425)	(49)	(29,044)	—	—	—	(29,093)
Preferred dividends declared ($0.625 per share)	—	—	—	—	—	(1,750)	—	(1,750)
Common dividends declared ($0.18 per share)(1)	—	—	—	—	—	—	(24,296)	(24,296)
September 30, 2025	$66,948	126,752,703	$1,268	$2,478,142	$(35,699)	$1,096,095	$(2,607,740)	$999,014
For the Nine Months Ended September 30, 2025

(In Thousands, except Share Data)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)		Shares	Par Value
December 31, 2024	$66,948	132,519,579	$1,325	$2,504,029	$(43,071)	$1,191,401	$(2,532,769)	$1,187,863
Net (Loss)	—	—	—	—	—	(90,049)	—	(90,049)
Other comprehensive income	—	—	—	—	7,372	—	—	7,372
Employee stock purchase and incentive plans	—	766,344	8	(2,680)	—	—	—	(2,672)
Non-cash equity award compensation	—	—	—	14,804	—	—	—	14,804
Share repurchases	—	(6,533,220)	(65)	(38,011)	—	—	—	(38,076)
Preferred dividends declared ($1.875 per share)	—	—	—	—	—	(5,257)	—	(5,257)
Common dividends declared ($0.54 per share)(1)	—	—	—	—	—	—	(74,971)	(74,971)
September 30, 2025	$66,948	126,752,703	$1,268	$2,478,142	$(35,699)	$1,096,095	$(2,607,740)	$999,014
(1)    Includes dividends and dividend equivalents declared on common stock and stock-based compensation awards.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(52,108)	$(90,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	9,159	8,830
Depreciation and amortization of non-financial assets	7,073	7,789
Originations of held-for-sale loans	(1,140,328)	(1,401,522)
Purchases of held-for-sale loans	(19,472,449)	(9,125,996)
Proceeds from sales of held-for-sale loans	9,170,740	3,565,676
Principal payments on held-for-sale loans	160,572	152,079
Net settlements of derivatives	(161,626)	101,693
Non-cash equity award compensation expense	15,040	14,804
Market valuation adjustments	26,135	8,406
Realized gains, net	4,027	(1,159)
Net change in:
Other assets	(127,391)	40,810
Accrued expenses and other liabilities	(4,518)	(15,246)
Net cash used in operating activities	(11,565,674)	(6,733,885)
Cash Flows From Investing Activities:
Originations and purchases of loan investments	(561,615)	(427,922)
Proceeds from sales of loans	—	100,619
Principal payments on loan investments	4,284,969	3,045,770
Purchases of HEI	(3,003)	(8,986)
Repayments on HEI	16,678	26,796
Proceeds from sales of HEI	—	262,447
Purchases of real estate securities	(151,496)	(229,325)
Proceeds from sales of real estate securities	146,798	134,217
Principal payments on real estate securities	1,179	15,756
Repayments from servicer advance investments, net	27,237	8,066
Other investing activities, net	1,629	(5,995)
Net cash provided by investing activities	3,762,376	2,921,443
Cash Flows From Financing Activities:
Proceeds from issuance of asset-backed securities	12,131,000	5,908,124
Repayments on asset-backed securities issued	(4,255,538)	(2,838,325)
Proceeds from borrowings on debt obligations	20,528,795	11,234,976
Repayments on debt obligations	(20,610,938)	(10,343,347)
Debt issuance costs paid	(16,330)	(11,004)
Taxes paid on equity award distributions	(2,602)	(3,065)
Net proceeds from issuance of common stock	261	393
Net payments on repurchase of common stock	(32,166)	(37,070)
Dividends paid on common stock	(70,673)	(74,971)
Dividends paid on preferred stock	(5,258)	(5,257)
Other financing activities, net	(5,600)	(750)
Net cash provided by financing activities	7,660,951	3,829,704
Net (decrease) increase in cash, cash equivalents and restricted cash	(142,347)	17,262
Cash, cash equivalents and restricted cash at beginning of period	449,110	312,927
Cash, cash equivalents and restricted cash at end of period	$306,763	$330,189

Cash and cash equivalents at end of period	201,070	226,321
Restricted cash at end of period (1)	105,693	103,868
Cash, cash equivalents and restricted cash at end of period	$306,763	$330,189

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2026	2025
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$1,033,216	$769,007
Taxes paid	5,342	6,631
Supplemental Noncash Information:
Dividends declared but not paid on preferred stock	1,478	1,478
Real estate securities retained from whole loan securitizations	16,353	—
Retention of mortgage servicing rights from loan sales	5,024	—
Retention of interest-only security from loan securitization	965	—
Consolidation of securitized CAFL bridge loans at issuance	—	155,373
Consolidation of CAFL bridge ABS at issuance	—	283,107
Transfers from loans held-for-sale to loans held-for-investment	12,226,580	5,773,627
Transfers from loans held-for-investment to loans held-for-sale	1,614	2,147,978
Transfers from residential consumer and investor loans to real estate owned	137,092	57,537
Right-of-use asset obtained in exchange for operating lease liability	5,420	3,085
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit, with a mission to make quality housing — whether rented or owned — accessible to all American households. Our operating platforms occupy a unique position in the housing finance value chain by providing liquidity to growing segments of the U.S. housing market that are not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms, whole-loan distribution activities, joint ventures and our publicly traded shares. We operate through three residential housing-focused operating platforms — Sequoia, Aspire, and CoreVest — alongside our complementary Redwood Investments portfolio which is primarily composed of assets we source through these platforms. Redwood Investments also includes RWT Horizons®, our unified technology platform spanning internal artificial intelligence ("AI") innovation and strategic investments across the ecosystem, which supports our efforts to develop an AI-first operating model that enables compounding operational leverage and scalable growth. These platforms reflect how we manage and organize our business and may differ from the manner in which our reportable segments are presented for financial reporting purposes. See Note 4 for further discussion on our reportable segments.
Our goal is to provide attractive returns to shareholders through earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. Our primary sources of income are net interest income from our investments and non-interest income from our mortgage banking activities. Net interest income primarily consists of the interest income we earn on investments, less the interest expense we incur on borrowed funds and other liabilities. Non-interest income from mortgage banking activities is generated through the origination and acquisition of loans, and their subsequent sale, securitization, or transfer to our investment portfolios.
Redwood Trust, Inc. has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), beginning with its taxable year ended December 31, 1994. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are generally not subject to subsidiary-level corporate income tax as "the REIT" or "our REIT." We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as "our taxable REIT subsidiaries" or "TRS." On November 3, 2026, Redwood Trust, inc. announced a plan to transition from REIT status to C-corporation status under the Internal Revenue Code beginning with its taxable year ending December 31, 2027.
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to "Redwood," the "company," "we," "us," and "our" include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. For a full description of our business, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 2. Basis of Presentation
The consolidated financial statements presented herein are as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and generally accepted accounting principles ("GAAP"). Certain disclosures typically included in our annual financial statements have been condensed or omitted from these interim financial statements, as permitted. The disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all normal and recurring adjustments have been made to present fairly the financial condition of the Company at September 30, 2026 and results of operations for all periods presented. The results of operations for the three and nine months ended September 30, 2026 should not be construed as indicative of the results to be expected for the full year.
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
For financial reporting purposes, we consolidate the assets and liabilities of certain entities formed in connection with the securitization of our loans and Home Equity Investments ("HEI"), which we have determined to be VIEs and in which we have a controlling financial interest. The underlying loans owned at the consolidated securitization entities are shown under residential consumer loans and residential investor loans on our consolidated balance sheets. In our consolidated statements of (loss) income, we record interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. The Asset-Backed securities ("ABS") issued to third parties by these entities are shown under ABS issued. See Note 17 for further discussion on ABS issued. The underlying HEI at the consolidated HEI securitization entity are shown under "Home equity investments" on our consolidated balance sheets and the associated fair value changes and interest expense associated with ABS issued are shown under HEI income, net on our consolidated statements of (loss) income. See Note 10 for further discussion on HEI.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 2. Basis of Presentation - (continued)
We also consolidate certain partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain a majority ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships. We account for the co-investors' interests as non-controlling interests, see Note 15 for further discussion.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, "Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This ASU requires additional disclosures on disaggregated information about certain income statement expense line items including employee compensation, depreciation, amortization and depletion. This new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We expect that this new guidance will result in additional disclosures in our consolidated financial statements and plan to adopt this new guidance by the required date.
In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements." This ASU replaces the existing stage-based model for internal-use software with a principle-based "probable-to-complete" capitalization threshold and relocates website development guidance into Subtopic 350-40. The new standard is effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance and plan to adopt it by the required effective date.
The Company reviewed other recently issued ASUs and determined that they were not expected to have a significant impact on the Company's consolidated financial statements when adopted or did not have a significant impact on the Company's consolidated financial statements upon adoption.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
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
During the third quarter of 2026, corporate and other activities that are not directly attributable to our operating segments are presented as reconciling items between total reportable segment results and consolidated net income (loss) available (related) to common stockholders, rather than in a separate Corporate/Other column in the business segment financial information presented below. This change had no impact on the consolidated financial statements and all prior-period amounts were conformed to the current presentation.
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
The accounting policies applied to the segments are the same as those described in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. During the first quarter of 2026, we began allocating our preferred stock dividend expense as well as our corporate unsecured financing costs, comprised of interest expense on our unsecured promissory notes, trust preferred securities, convertible debt, and senior notes, to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly attributable to the Company’s operating segments are included in Corporate/Other as a reconciling item. This change had no impact on the consolidated financial statements and all prior period amounts were conformed to the current presentation.
In the normal course of business, loans are originated or acquired within our mortgage banking segments and may subsequently be transferred to our Redwood Investments segment either as whole loans or through the retention of securities from securitizations that we sponsor and consolidate under GAAP. Our loans and trading securities are primarily accounted for under the fair value option, and any transfers of loans or securities between segments are accounted for at fair value at the time of transfer. The segments did not recognize any intersegment revenues during the nine months ended September 30, 2026 or 2025. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)
The following tables present financial information by segment for the three and nine months ended September 30, 2026 and 2025.
Table 4.1 – Business Segment Financial Information

	Three Months Ended September 30, 2026
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Total
Interest income	$66,848	$24,022	$2,889	$349,573	$2,825	$446,157
Interest expense	(39,368)	(17,370)	(2,118)	(330,634)	(16,104)	(405,594)
Net interest income (expense)	27,480	6,652	771	18,939	(13,279)	40,563
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	(22,173)	(31,168)	6,082	—	—	(47,259)
Risk management derivatives gains, net (1)	33,731	22,155	270	—	—	56,156
Total Mortgage banking activities, net	11,558	(9,013)	6,352	—	—	8,897
Investment fair value changes, net, excluding risk management derivatives	—	—	276	97,266	(22,406)	75,136
Risk management derivatives (losses) gains, net (1)	—	—	—	(113,222)	—	(113,222)
Total Investment fair value changes, net	—	—	276	(15,956)	(22,406)	(38,086)
HEI income, net	—	—	—	453	(4,113)	(3,660)
Servicing income, net	—	101	—	3,401	—	3,502
Fee income, net	—	—	1,349	868	(29)	2,188
Other income (loss), net	592	—	217	1,921	773	3,503
Total non-interest income (loss), net	12,150	(8,912)	8,194	(9,313)	(25,775)	(23,656)
General and administrative expenses	(6,132)	(2,688)	(7,500)	(710)	(12)	(17,042)
Portfolio management costs	—	—	—	(4,327)	(6,645)	(10,972)
Loan acquisition costs	(2,749)	(1,121)	(2,681)	—	—	(6,551)
Other expenses	—	—	(2,011)	(4,946)	—	(6,957)
Benefit from (Provision for) income taxes	2,371	779	3,445	(3,622)	1,025	3,998
Dividends on preferred stock	(774)	(139)	(89)	(445)	(303)	(1,750)
Segment Contribution (Loss)	$32,346	$(5,429)	$129	$(4,424)	$(44,989)	$(22,367)
Reconciling Items - Corporate/Other:
Interest income						$34
Realized (losses), net						(4,027)
General and administrative expenses						(21,496)
Portfolio management costs						(20)
Benefit from income taxes						621
Net (Loss) Related To Common Stockholders						$(47,255)

Total Assets - Reportable Segments	$1,749,596	$887,918	$294,306	$26,383,393	$898,171	$30,213,384
Total Assets - Corporate/Other						185,611
Total Assets						$30,398,995
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our Mortgage Banking platforms, Redwood Investments and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)

	Nine Months Ended September 30, 2026
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Total
Interest income	$186,508	$60,539	$10,572	$920,070	$10,159	$1,187,848
Interest expense	(106,785)	(46,684)	(6,410)	(878,519)	(42,551)	(1,080,949)
Net interest income (expense)	79,723	13,855	4,162	41,551	(32,392)	106,899
Non-interest income
Mortgage banking activities, net, excluding risk management derivatives	94,486	(38,752)	22,956	—	—	78,690
Risk management derivatives (losses) gains, net (1)	(47,933)	41,622	553	—	—	(5,758)
Total Mortgage banking activities, net	46,553	2,870	23,509	—	—	72,932
Investment fair value changes, net, excluding risk management derivatives	—	—	(27)	146,234	(42,195)	104,012
Risk management derivatives (losses) gains, net (1)	—	—	—	(187,804)	(16)	(187,820)
Total Investment fair value changes, net	—	—	(27)	(41,570)	(42,211)	(83,808)
HEI income, net	—	—	—	1,521	4,726	6,247
Servicing income, net	—	131	—	14,040	—	14,171
Fee income (loss), net	—	—	6,672	1,513	(151)	8,034
Other income, net	592	—	624	8,012	2,697	11,925
Total non-interest income (loss), net	47,145	3,001	30,778	(16,484)	(34,939)	29,501
General and administrative expenses	(19,315)	(7,980)	(28,167)	(4,947)	(43)	(60,452)
Portfolio management costs	—	—	—	(11,918)	(14,783)	(26,701)
Loan acquisition costs	(7,688)	(3,234)	(8,348)	—	—	(19,270)
Other expenses	—	—	(6,032)	(12,404)	(393)	(18,829)
Benefit from (Provision for) income taxes	3,750	(982)	5,791	(5,618)	1,963	4,904
Dividends on preferred stock	(1,837)	(513)	(265)	(1,861)	(782)	(5,258)
Segment Contribution (Loss)	$101,778	$4,147	$(2,081)	$(11,681)	$(81,369)	$10,794
Reconciling Items - Corporate/Other:
Interest income						$486
Realized (losses), net						(4,027)
General and administrative expenses						(65,642)
Portfolio management costs						(50)
Benefit from income taxes						1,073
Net Loss Related To Common Stockholders						$(57,366)

Total Assets - Reportable Segments	$1,749,596	$887,918	$294,306	$26,383,393	$898,171	$30,213,384
Total Assets - Corporate/Other						185,611
Total Assets						$30,398,995
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations, Redwood Investments and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)

	Three Months Ended September 30, 2025
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Total
Interest income	$42,673	$5,217	$4,052	$225,521	$21,476	$298,939
Interest expense	(26,501)	(5,484)	(3,297)	(213,160)	(36,095)	(284,537)
Net interest income (expense)	16,172	(267)	755	12,361	(14,619)	14,402
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	24,201	6,944	11,395	—	—	42,540
Risk management derivatives (losses) gains, net (1)	(1,671)	(755)	18	—	—	(2,408)
Total Mortgage banking activities, net	22,530	6,189	11,413	—	—	40,132
Investment fair value changes, net, excluding risk management derivatives	—	—	—	(1,682)	(4,891)	(6,573)
Risk management derivatives gains (losses), net (1)	—	—	—	(60)	(1,850)	(1,910)
Total Investment fair value changes, net	—	—	—	(1,742)	(6,741)	(8,483)
HEI income (loss), net	—	—	—	745	(291)	454
Servicing income, net	—	—	—	1,416	—	1,416
Fee income (loss), net	—	—	5,247	270	(938)	4,579
Other income (loss), net	—	—	(928)	392	(532)	(1,068)
Total non-interest income (loss), net	22,530	6,189	15,732	1,081	(8,502)	37,030
General and administrative expenses	(6,292)	(1,482)	(9,971)	(1,599)	(23)	(19,367)
Portfolio management costs	—	—	—	(3,524)	(3,426)	(6,950)
Loan acquisition costs	(1,679)	(716)	(1,804)	—	(156)	(4,355)
Other expenses	—	—	(2,011)	(3,170)	(500)	(5,681)
(Provision for) Benefit from income taxes	(4,731)	(733)	48	(30)	(571)	(6,017)
Dividends on preferred stock	(491)	(62)	(77)	(542)	(578)	(1,750)
Segment Contribution (Loss)	$25,509	$2,929	$2,672	$4,577	$(28,375)	$7,312
Reconciling Items - Corporate/Other:
Interest income						$592
Investment fair value changes, net						1,512
Other income, net						885
Realized (losses), net						(48)
General and administrative expenses						(19,340)
Portfolio management costs						(31)
(Provision for) income taxes						(336)
Net Loss Related To Common Stockholders						$(9,454)

Total Assets - Reportable Segments	$2,055,941	$603,309	$393,790	$16,906,766	$2,305,179	$22,264,985
Total Assets - Corporate/Other						335,781
Total Assets						$22,600,766
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our Mortgage Banking platforms, Redwood Investments and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 4. Segment Information - (continued)

	Nine Months Ended September 30, 2025
(In Thousands)	Sequoia	Aspire	CoreVest	Redwood Investments	Legacy Investments	Total
Interest income	$109,815	$6,779	$12,182	$646,834	$79,077	$854,687
Interest expense	(68,433)	(7,298)	(9,148)	(600,485)	(113,827)	(799,191)
Net interest income (expense)	41,382	(519)	3,034	46,349	(34,750)	55,496
Non-interest income (loss)
Mortgage banking activities, net, excluding risk management derivatives	1,576	8,301	40,596	—	—	50,473
Risk management derivatives gains (losses), net (1)	67,185	(1,796)	(1,820)	—	—	63,569
Total Mortgage banking activities, net	68,761	6,505	38,776	—	—	114,042
Investment fair value changes, net, excluding risk management derivatives	—	—	—	(51,278)	(82,567)	(133,845)
Risk management derivatives gains (losses), net (1)	—	—	—	44,161	(8,479)	35,682
Total Investment fair value changes, net	—	—	—	(7,117)	(91,046)	(98,163)
HEI income (loss), net	—	—	—	926	(3,205)	(2,279)
Servicing income, net	—	—	—	6,431	—	6,431
Fee income (loss), net	—	—	11,109	823	(2,793)	9,139
Other income (loss), net	—	—	1,468	1,156	(532)	2,092
Realized gains, net	—	—	—	1,207	—	1,207
Total non-interest income (loss), net	68,761	6,505	51,353	3,426	(97,576)	32,469
General and administrative expenses	(17,725)	(3,600)	(30,786)	(4,477)	(95)	(56,683)
Portfolio management costs	—	—	—	(8,178)	(15,291)	(23,469)
Loan acquisition costs	(4,017)	(716)	(7,816)	—	(155)	(12,704)
Other expenses	—	—	(6,416)	(6,709)	(500)	(13,625)
(Provision for) Benefit from income taxes	(21,233)	(782)	975	1,841	1,964	(17,235)
Dividends on preferred stock	(1,379)	(107)	(246)	(1,593)	(1,932)	(5,257)
Segment Contribution (Loss)	$65,789	$781	$10,098	$30,659	$(148,335)	$(41,008)
Reconciling Items - Corporate/Other:
Interest income						$1,274
Investment fair value changes, net						1,300
Other (loss), net						(373)
Realized (loss), net						(48)
General and administrative expenses						(56,478)
Portfolio management costs						(31)
Benefit from income taxes						58
Net Loss Related To Common Stockholders						$(95,306)

Total Assets - Reportable Segments	$2,055,941	$603,309	$393,790	$16,906,766	$2,305,179	$22,264,985
Total Assets - Corporate/Other						335,781
Total Assets						$22,600,766
(1)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations and Legacy Investments. Mortgage banking activities, net, also includes other derivative financial instruments such as loan purchase commitments and interest rate locks.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 5. Mortgage Banking Activities, Net
Mortgage banking activities, net includes changes in fair value of loans held-for-sale, loan purchase commitments, interest rate lock commitments and related risk management derivatives held in our Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments. The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of (loss) income for the three and nine months ended September 30, 2026 and 2025.
Table 5.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Sequoia Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	$(67,347)	$48,059	$1,890	$92,451
Trading securities (2)	43,998	(24,382)	86,912	(92,354)
Risk management derivatives (3)	33,731	(1,671)	(47,933)	67,185
Other income, net (4)	1,176	524	5,684	1,479
Total Sequoia mortgage banking activities, net	11,558	22,530	46,553	68,761

Aspire Mortgage Banking Activities, Net:
Changes in fair value of:
Residential consumer loans, at fair value (1)	(36,203)	6,813	(46,006)	8,115
Trading securities (2)	4,704	—	6,004	—
Risk management derivatives (3)	22,155	(755)	41,622	(1,796)
Other income, net (4)	331	131	1,250	186
Total Aspire mortgage banking activities, net	(9,013)	6,189	2,870	6,505

CoreVest Mortgage Banking Activities, Net:
Changes in fair value of:
Residential investor term loans, at fair value (1)	1,022	3,291	1,983	14,781
Residential investor bridge loans, at fair value	119	1,029	1,319	5,635
Trading securities (2)	(1)	—	1,008	—
Risk management derivatives (3)	270	18	553	(1,820)
Other income, net (4) (5)	4,942	7,075	18,646	20,180
Total CoreVest mortgage banking activities, net	6,352	11,413	23,509	38,776
Mortgage Banking Activities, Net	$8,897	$40,132	$72,932	$114,042
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
September 30, 2026
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
Determination of Fair Value
Included in Note 6 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy. At September 30, 2026, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2026 and December 31, 2025, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 6.1 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2026	Fair Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential consumer loans	$25,173,208	$—	$—	$25,173,208
Residential investor loans	2,745,867	—	—	2,745,867
HEI	326,162	—	—	326,162
Real estate securities:
Trading	184,445	—	—	184,445
AFS	285,527	—	—	285,527
Servicing investments	292,953	—	—	292,953
Strategic investments	10,123	—	—	10,123
Derivative assets	285,093	246,373	34,571	4,149
Total Assets	$29,303,378	$246,373	$34,571	$29,022,434

Liabilities
ABS issued	$24,154,849	$—	$—	$24,154,849
Debt Obligations	215,079	—	—	215,079
Derivative liabilities	287,148	251,782	—	35,366
Non-controlling interest	88,245	—	—	88,245
Total Liabilities	$24,745,321	$251,782	$—	$24,493,539

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
September 30, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2026.
Table 6.2 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Jumbo Loans	Residential Non-QM Loans	Residential Investor Loans	HEI	Real Estate Trading Securities	Real Estate AFS Securities	Servicing Investments	Strategic Investments
(In Thousands)
Beginning balance - December 31, 2025	$17,041,122	$894,639	$3,602,250	$329,883	$135,459	$287,557	$302,230	$6,310
Acquisitions	15,765,623	3,751,773	—	—	143,815	25,000	5,055	527
Originations	—	—	1,247,281	3,003	—	—	—	—
Sales	(4,161,831)	(3,731,865)	(1,496,365)	—	(146,798)	—	—	—
Transfer to fair value option	—	—	—	—	—	—	—	1,350
Principal paydowns	(3,376,882)	(47,342)	(1,015,797)	(16,678)	(362)	(817)	(27,237)	—
Consolidation of securitized bridge loans (1)	—	—	620,848	—	—	—	—	—
(Losses) gains in net loss, net	(924,039)	(32,952)	(80,297)	9,785	52,331	2,358	12,905	1,936
Unrealized (losses) in OCI, net	—	—	—	—	—	(28,571)	—	—
Other settlements, net (2)	(5,038)	—	(132,053)	169	—	—	—	—
Ending balance - September 30, 2026	$24,338,955	$834,253	$2,745,867	$326,162	$184,445	$285,527	$292,953	$10,123
Change in unrealized gains or (losses) for the period included in earnings for assets held at the end of the reporting period (3)	$(914,857)	$(23,279)	$(76,814)	$9,673	$42,042	$(28,751)	$15,071	$(150)

	Liabilities
	ABS Issued	Debt Obligations	Non-controlling interest	Derivatives, net (4)
(In Thousands)
Beginning balance - December 31, 2025	$17,433,600	$—	$92,645	$(16,843)
Issuance	12,131,000	220,240	—	—
Sales	(3,689)	—	—	—
Principal paydowns	(4,193,418)	(5,161)	—	—
(Gains) losses in net loss, net	(1,212,644)	—	2,013	3,186
Other settlements, net	—	—	(6,413)	44,874
Ending balance - September 30, 2026	$24,154,849	$215,079	$88,245	$31,217
Change in unrealized (gains) or losses for the period included in earnings for liabilities held at the end of the reporting period (3)	$(1,297,262)	$—	$(3,270)	$31,217
(1)For the nine months ended September 30, 2026, we transferred $552 million of residential investor bridge loans to joint ventures sponsored by us in connection with our CAFL bridge securitizations. These joint ventures are consolidated under GAAP as we are the primary beneficiary. For additional information on our principles of consolidation, see Note 16 of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this 2026 Quarterly Report on Form 10-Q.
(2)For residential consumer and residential investor loans, primarily represents the transfer of loans to REO; for HEI, represents the share of HEI disposition fees paid to our third-party originators for our purchased HEI portfolio; for derivatives, represents the transfer of the fair value of loan purchase and interest rate lock commitments at the time loans are acquired to the basis of residential consumer and investor loans.
(3)All changes in unrealized gains or (losses) are included in net income, with the exception of Real Estate AFS Securities, which are included in comprehensive (loss) income.
(4)Derivatives, net, consists of loan purchase and interest rate lock commitments, and are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value at September 30, 2026.
Table 6.3 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2026	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Assets
Residential consumer loans:
Residential jumbo loans (4)	$24,338,955	Senior credit spread to TBA price (3)	$0.88	-	$2.00		$1.13
		Senior credit spread to Treasury Curve (3)	125	-	200	bps	132	bps
		Subordinate credit spread to Treasury Curve (3)	155	-	675	bps	241	bps
		Senior credit support (3)	5	-	10%		7%
		IO discount rate (3)	10	-	20%		18%
		Liability price	$14	-	$102		$97
Residential Non-QM loans (4)	834,253	Senior credit spread to Treasury Curve (3)	145	-	175	bps	149	bps
		Subordinate credit spread to Treasury Curve (3)	220	-	1,750	bps	553	bps
		Senior credit support (3)	9	-	9%		9%
		IO discount rate (3)	10	-	10%		10%
Residential investor loans:
Residential investor term loans (4)	1,614,161	Whole loan spread (3)	230	-	230	bps	230	bps
		Liability price	$87	-	$99		$91
Residential investor bridge loans (4)	1,131,706	Whole loan discount rate	7	-	7%		7%
		Liability Price	$55	-	$159		$100
		Dollar price of loans	$55	-	$110		$82
HEI	326,162	Discount rate	8	-	8%		8%
		Prepayment rate (Annual CPR)	12	-	12%		12%
		Home price appreciation (depreciation)	4	-	4%		4%
		Liability price (4)	$154	-	$154		$154
Real estate securities - trading and AFS securities	469,972	Discount rate	4	-	22%		8%
		Prepayment rate (Annual CPR)	—	-	19%		3%
		Default rate	—	-	94%		37%
		Loss severity	—	-	40%		11%
Servicing investments	292,953	Prepayment rate (Annual CPR)	—	-	45%		10%
		Prepayment yield (Annual CPY)	10	-	50%		31%
		Discount rate	8	-	11%		9%
Strategic investments	10,123	Transaction Price	$200	-	$3,813		$1,125
Total Assets	$29,018,285

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)

September 30, 2026	Fair Value (1)		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (2)
Liabilities
ABS issued (4)	$24,154,849	Discount rate	—	-	22%		1%
		Prepayment rate (annual CPR)	—	-	60%		14%
		Default rate	—	-	21%		—%
		Loss severity	—	-	50%		1%
Debt Obligations	215,079	Liability Price	$100	-	$100		$100
		Discount rate	7	-	8%		7%
Derivatives, net (5)	31,217	Senior credit spread to TBA price (3)	$0.88	-	$2.00		$1.24
		Senior credit spread to Treasury Curve (3)	125	-	200	bps	143	bps
		Subordinate credit spread to Treasury Curve (3)	143	-	1,750	bps	314	bps
		Senior credit support (3)	4	-	10%		7%
		IO discount rate (3)	9	-	20%		14%
		Pull-through rate	23	-	100%		80%
Non-controlling interests (6)	88,245	Discount rate	10	-	15%		12%
Total Liabilities	$24,489,390
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
(4)The fair value of the loans and HEI held by consolidated entities is based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for Collateralized Financing Entities ("CFE"). At September 30, 2026, the fair value of securities we owned at the consolidated Sequoia and CAFL Term was $1.49 billion, and $312 million, respectively. At September 30, 2026, the fair value of our securities in the four CAFL Bridge loan securitizations accounted for under the CFE election and our HEI securitization entity was $54 million and $24 million, respectively.
(5)For the purpose of this presentation, derivative assets and liabilities, which include loan purchase and interest rate lock commitments, are presented on a net basis.
(6)Of the total $114 million payable to non-controlling interests, $88 million is measured at fair value on a recurring basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 6. Fair Value of Financial Instruments - (continued)
The following table summarizes the estimated fair values of assets and liabilities that are not measured at fair value at September 30, 2026 and December 31, 2025.
Table 6.4 – Carrying Values and Estimated Fair Values of Assets and Liabilities

		September 30, 2026		December 31, 2025
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Assets
Residential investor loans held-for-sale (1)	3	$14,115	$14,115	$14,414	$14,414
Cash and cash equivalents	1	201,070	201,070	255,664	255,664
Restricted cash	1	105,693	105,693	193,446	193,446

Liabilities
Debt obligation facilities and other financing	2	$3,548,373	$3,763,831	$4,045,578	$4,046,266
ABS issued, net	3	—	—	58,431	58,386
Convertible notes, net	1	370,223	390,470	292,993	299,045
Trust preferred securities and subordinated notes, net	3	138,941	72,540	138,906	80,910
Senior Notes	1	444,366	403,487	321,905	335,904
Guarantee obligations (2)	3	3,381	3,381	1,267	2,627
(1)Balance consists of residential investor loans reported at the lower of cost or market for which the carrying value approximates fair value at September 30, 2026.
(2)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three and nine months ended September 30, 2026, we elected the fair value option for $46 million and $144 million of securities, $6.42 billion and $19.15 billion (principal balance) of residential consumer loans, and $406 million and $1.25 billion (principal balance) of residential investor loans.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 7. Residential Consumer Loans
We acquire residential consumer loans from third-party originators and may sell or securitize these loans and hold a retained portion for investment. Our residential consumer loans consist of jumbo loans acquired through our Sequoia Mortgage Banking platform ("Jumbo") and non-QM loans acquired through our Aspire Mortgage Banking platform ("Non-QM"). Non-QM loans are originated under expanded underwriting criteria and include bank statement and DSCR loans. See Note 4 for additional information on our reportable segments.
The following table summarizes the classifications and fair values of the securitized and unsecuritized residential consumer loans owned at September 30, 2026 and December 31, 2025, by product.
Table 7.1 – Classifications and Fair Values of Residential Consumer Loans

	Residential Jumbo		Residential Non-QM
September 30, 2026	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Securitized Loans
(In Thousands)					Total
Held-for-sale at fair value	$1,527,502	$—	$834,253	$—	$2,361,755
Held-for-investment at fair value	—	22,811,453	—	—	22,811,453
Total Residential Consumer Loans	$1,527,502	$22,811,453	$834,253	$—	$25,173,208

	Residential Jumbo		Residential Non-QM
December 31, 2025	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Securitized Loans
(In Thousands)					Total
Held-for-sale at fair value	$2,197,375	$—	$894,639	$—	$3,092,014
Held-for-investment at fair value	—	14,843,747	—	—	14,843,747
Total Residential Consumer Loans	$2,197,375	$14,843,747	$894,639	$—	$17,935,761
At September 30, 2026, we owned mortgage servicing rights associated with $2.3 billion (principal balance) of residential consumer loans that were purchased from third-party originators, of which $838 million related to Non-QM loans. The value of these MSRs is included in the fair value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans. Refer to Note 16 for further information on our consolidated VIEs.
At September 30, 2026, we had $2.6 billion in commitments to acquire residential consumer loans, of which $398 million related to Non-QM loans. See Note 13 for additional information on these commitments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Residential Consumer Loans Held-for-Sale
The following table summarizes the characteristics of unsecuritized residential consumer loans held-for-sale, by product, at September 30, 2026 and December 31, 2025.
Table 7.2 – Characteristics of Unsecuritized Residential Consumer Loans Held-for-Sale

	September 30, 2026		December 31, 2025
(Dollars in Thousands)	Jumbo	Non-QM	Jumbo	Non-QM
UPB	$1,530,003	$838,000	$2,155,263	$867,097
Fair value of loans	1,527,502	834,253	2,197,375	894,639
Fair value of loans pledged as collateral under short-term borrowing agreements	1,517,636	803,494	2,187,726	878,341
Weighted average coupon	6.66%	7.05%	6.37%	7.15%
Delinquency information
UPB of loans with 90+ day delinquencies	$999	$12,113	$721	$—
Average 90+ days delinquent balance (UPB)	166	638	721	—
UPB of loans in foreclosure	—	1,806	—	—
Average foreclosure balance (UPB)	—	602	—	—
During the three months ended September 30, 2026 and 2025, mortgage banking activities for held-for-sale loans, net were $3 million and $29 million, respectively, and during the nine months ended September 30, 2026 and 2025, mortgage banking activities for held-for-sale loans, net were $49 million and $75 million. These amounts included changes in fair value of residential consumer loans held-for-sale, loan purchase commitments, and related risk management derivatives in our Sequoia Mortgage Banking and Aspire Mortgage Banking segment. See Note 5 for additional information.
The following table provides the activity of residential consumer loans held-for-sale ("HFS"), by product, during the three and nine months ended September 30, 2026 and 2025.
Table 7.3 – Activity of Residential Consumer Loans Held-for-Sale

	Three Months Ended September 30,
	2026			2025
(In Thousands)	Jumbo	Non-QM	Total	Jumbo	Non-QM	Total
Principal balance of loans acquired	$5,079,956	$1,336,798	$6,416,754	$3,250,905	$594,524	$3,845,429
Principal balance of loans sold (1)	1,947,801	385,774	2,333,575	715,557	146,293	861,850
Principal balance of loans sold to unconsolidated securitization	—	904,377	904,377	—	—	—
Principal balance of loans transferred to consolidated securitization entities (transferred from HFS to HFI) (2)	3,661,014	—	3,661,014	1,878,024	—	1,878,024

	Nine Months Ended September 30,
	2026			2025
(In Thousands)	Jumbo	Non-QM	Total	Jumbo	Non-QM	Total
Principal balance of loans acquired	$15,499,531	$3,647,374	$19,146,905	$8,386,908	$771,912	$9,158,820
Principal balance of loans sold (1)	4,053,391	1,434,191	5,487,582	1,934,319	189,282	2,123,601
Principal balance of loans sold to unconsolidated securitization	—	2,215,159	2,215,159	—	—	—
Principal balance of loans transferred to consolidated securitization entities (transferred from HFS to HFI) (2)	11,980,866	—	11,980,866	5,551,389	—	5,551,389

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 7. Residential Consumer Loans - (continued)
Footnotes to table 7.3
(1)Includes $1.2 billion of loans sold to our Sequoia Joint Venture during both the three and nine months ended September 30, 2026. See Note 12 for additional information on this joint venture.
(2)These loans were reclassified from HFS to HFI upon transfer to securitization trusts that we consolidate.
Residential Consumer Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by securitization trusts and consolidate the underlying residential consumer loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the securitized residential consumer loans held-for-investment at September 30, 2026 and December 31, 2025, all of which are Jumbo loans.
Table 7.4 – Characteristics of Securitized Residential Consumer Loans Held-for-Investment

(Dollars in Thousands)	September 30, 2026	December 31, 2025
UPB	$23,725,569	$15,048,820
Average loan balance (UPB)	$876	$915
Fair value of loans (1)	$22,811,453	$14,843,747
Weighted average coupon	5.88%	5.68%

Delinquency information
UPB of loans with 90+ day delinquencies (2)	$43,824	$42,872
Average 90+ days delinquent balance (UPB)	769	766
UPB of loans in foreclosure	12,712	16,709
Average foreclosure balance (UPB)	605	726
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
The following table provides the activity of securitized jumbo residential consumer loans held-for-investment during the three and nine months ended September 30, 2026 and 2025.
Table 7.5 – Activity of Residential Consumer Loans Held-for-Investment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Principal value of loans transferred from HFS to HFI (1)	$3,661,014	$1,878,024	$11,980,866	$5,551,389
Net market valuation (losses) gains recorded	(813,703)	102,295	(1,022,547)	236,432
(1)These loans were reclassified from HFS to HFI upon transfer to securitization trusts that we consolidate.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The following table summarizes the classifications and fair values of the securitized and unsecuritized residential investor loans at September 30, 2026 and December 31, 2025.
Table 8.1 – Classifications and Fair Values of Residential Investor Loans

September 30, 2026	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$73,066	$—	$214,383	$—	$287,449
Held-for-investment at fair value	—	1,541,095	—	931,438	2,472,533
Total Residential Investor Loans	$73,066	$1,541,095	$214,383	$931,438	$2,759,982

December 31, 2025	Residential Investor Term		Residential Investor Bridge
(In Thousands)	Unsecuritized	Securitized	Unsecuritized	Securitized	Total
Held-for-sale at fair value (1)	$202,422	$—	$310,931	$—	$513,353
Held-for-investment at fair value	—	1,985,910	—	1,117,401	3,103,311
Total Residential Investor Loans	$202,422	$1,985,910	$310,931	$1,117,401	$3,616,664
(1)At both September 30, 2026 and December 31, 2025, Residential investor bridge loans held-for-sale include $14 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
Nearly all of the outstanding residential investor term loans at September 30, 2026 were first-lien, fixed-rate loans with original maturities of 5 to 30 years.
The outstanding residential investor bridge loans held-for-investment at September 30, 2026 were first-lien, interest-only loans with original maturities of 8 to 36 months and were comprised of 46% one-month SOFR-indexed adjustable-rate loans, and 54% fixed-rate loans.
At September 30, 2026, we had $152 million in commitments to fund additional advances on existing residential investor bridge loans, of which $102 million related to loans currently in securitizations sponsored by one of our joint ventures. See Note 19 for additional information on these commitments. During the three and nine months ended September 30, 2026, we sold $168 million and $480 million, respectively, of residential investor bridge loans, net of $32 million and $90 million, respectively, of construction draws, to one of our joint ventures. See Note 12 for additional information on these joint ventures.
During the three months ended September 30, 2026 and 2025, income from mortgage banking activities, net were $6 million and $11 million, respectively, and during the nine months ended September 30, 2026 and 2025, mortgage banking activities, net $24 million and $39 million, respectively, and included changes in fair value of residential investor loans held-for-sale, interest rate lock commitments, and related risk management derivatives in our CoreVest Mortgage Banking segment. See Note 5 for additional information. Fee income, net was $2 million and $5 million for the three months ended September 30, 2026 and 2025, respectively, and $8 million and $9 million for the corresponding nine-month periods. These amounts primarily consisted of portfolio administration fees earned on term and bridge loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table provides the activity of unsecuritized residential investor loans during the three and nine months ended September 30, 2026 and 2025.
Table 8.2 – Activity of Residential Investor Loans

	Three Months Ended September 30,
	2026		2025
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$104,198	$301,416	$228,298	$258,594
Principal balance of loans acquired (1)	—	—	530	80,223
Principal balance of loans sold (2)	113,397	314,009	228,741	625,196
Loans transferred to consolidated securitization entities (transferred from HFS to HFI) (3)	—	204,272	—	38,179

	Nine Months Ended September 30,
	2026		2025
(In Thousands)	Unsecuritized Term Loans	Unsecuritized Bridge Loans	Unsecuritized Term Loans	Unsecuritized Bridge Loans
Principal balance of loans originated	$458,345	$789,908	$645,061	$666,494
Principal balance of loans acquired (1)	5,851	—	43,567	105,456
Principal balance of loans sold (2)	589,558	906,807	661,951	1,007,770
Loans transferred to consolidated securitization entities (transferred from HFS to HFI) (3)	—	408,606	—	63,554
(1)Represents loans repurchased pursuant to contractual obligations
(2)For the three and nine months ended September 30, 2026 the principal balance of loans sold to our joint ventures and to third parties is net of $32 million and $90 million, respectively and for the three and nine months ended September 30, 2025 the principal balance of loans sold to our joint ventures and to third parties is net of $6 million and $38 million, respectively, related to construction draws on residential investor bridge loans sold to our joint ventures. See Note 12 for additional information on these joint ventures.
(3)These loans were reclassified from HFS to HFI upon transfer to securitization trusts that we consolidate. Bridge loan securitizations generally permit replenishment for a specified period after closing.
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
September 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
Residential Investor Loan Characteristics
The following table provides the activity of securitized residential investor loans held-for-investment during the three and nine months ended September 30, 2026 and 2025.
Table 8.3 – Activity of Securitized Residential Investor Loans Held-for-Investment

	Three Months Ended September 30,
	2026		2025
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation (losses) gains recorded	$(8,841)	$(4,201)	$20,614	$(6,384)
Loans transferred to consolidated securitization entities (transferred from HFS to HFI) (1)	—	204,272	—	38,179

	Nine Months Ended September 30,
	2026		2025
(In Thousands)	Securitized Term	Securitized Bridge	Securitized Term	Securitized Bridge
Net market valuation gains (losses) recorded	$(28,643)	$(235)	$34,667	$(1,901)
Loans transferred to consolidated securitization entities (transferred from HFS to HFI) (1)	—	408,606	—	164,792
(1)These loans were reclassified from HFS to HFI upon transfer to securitization trusts that we consolidate. Bridge loan securitizations generally permit replenishment for a specified period after closing.
The following tables summarize the characteristics of securitized and unsecuritized residential investor loans at September 30, 2026 and December 31, 2025.
Table 8.4 – Characteristics of Residential Investor Loans

September 30, 2026	Unsecuritized Term	Securitized Term(1)	Unsecuritized Bridge	Securitized Bridge(1)
(Dollars in Thousands)
Unpaid principal balance	$80,227	$1,686,934	$228,456	$926,809
Average UPB of loans	743	3,040	1,771	1,579
Fair value of loans (2)	73,066	1,541,095	214,383	931,438
Weighted average coupon	7.09%	7.45%	7.98%	8.66%
Weighted average remaining loan term (years)	18	3	1	1
Fair value of loans pledged as collateral under debt facilities	$29,962	N/A	$194,784	$931,438

Delinquency information
Unpaid principal balance of loans with 90+ day delinquencies (3)	$40,335	$218,876	$64,532	$138,815
Average UPB of 90+ days delinquent loans (3)	5,762	4,209	5,378	2,072
Fair value of 90+ day delinquencies (3)	32,843	N/A	53,165	135,802
Unpaid principal balance of loans in foreclosure (4)	406	61,312	1,916	33,126
Average UPB in foreclosure (4)	203	4,087	639	849
Fair value in foreclosure (4)	398	N/A	1,442	33,351

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
(2)At September 30, 2026, Residential investor bridge loans held-for-sale include $14 million of loans recorded at the lower of cost or market value for which the carrying value approximates the fair value.
(3)The number of loans 90+ days delinquent includes loans in foreclosure.
(4)May include loans that are less than 90 days delinquent and loans where foreclosure is being pursued as a disposition strategy.
The following table presents the UPB of residential investor loans recorded on our consolidated balance sheets at September 30, 2026 and December 31, 2025 by collateral / product type.
Table 8.5 – Residential Investor Loans Collateral / Product Type

September 30, 2026	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$923	$1,309,340	$—	$—
Multifamily	39,382	377,252	—	—
Debt Service Coverage Ratio ("DSCR") (1)	39,922	342	—	—
Bridge
Build for Rent ("BFR") (2) (3)	—	—	76,477	454,551
Residential Transition Loans ("RTL") (4)	—	—	64,214	383,104
Multifamily (5)	—	—	84,581	89,154
Other	—	—	3,184	—
Total Residential Investor Loans	$80,227	$1,686,934	$228,456	$926,809

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)

December 31, 2025	Unsecuritized Term	Securitized Term	Unsecuritized Bridge	Securitized Bridge
(Dollars in Thousands)
Term
Single-family rental	$93,605	$1,620,277	$—	$—
Multifamily	55,299	462,803	—	—
Debt Service Coverage Ratio ("DSCR") (1)	56,680	—	—	—
Bridge
Build for Rent ("BFR") (2) (3)	—	—	109,064	500,497
Residential Transition Loans ("RTL") (4)	—	—	42,107	486,352
Multifamily (5)	—	—	181,977	111,446
Other	—	—	6,246	1,055
Total Residential Investor Loans	$205,584	$2,083,080	$339,394	$1,099,350
(1)Includes loans underwritten primarily based on the property’s cash flows rather than the borrower’s personal income.
(2)Includes loans to finance acquisition and/or stabilization of existing housing stock for light to moderate renovation or to finance new construction of residential properties for rent.
(3)At September 30, 2026 and December 31, 2025, includes $1 million and $2 million of RTL loans in Unsecuritized Bridge and $37 million and $48 million of RTL loans in Securitized Bridge.
(4)Includes short‑term loans secured primarily by 1–4 unit properties used to acquire, renovate, or reposition properties prior to stabilization or exit.
(5)Includes loans for predominantly light to moderate rehabilitation projects on multifamily properties.
Loan Modifications
Over the past year, our resolution activity for legacy loans has increasingly focused on loan sales, discounted payoffs, structured exits and, where necessary, foreclosure or liquidation. Resolution activity accelerated during 2026, with legacy loan payoffs and REO sales totaling $82 million in UPB during the three months ended September 30, 2026. These resolutions reduced our exposure to legacy assets and advanced the wind-down of the portfolio.
In addition to these legacy asset resolutions, we continued to modify loans or provide forbearance, including for loans outside the legacy portfolio. For the three months ended September 30, 2026, we modified or placed into forbearance loans with aggregate UPB of $90 million. All modifications during the period involved extensions of loan maturities and/or changes to covenant terms (“Simple Modifications”). We completed no modifications involving changes to contractual interest rates or deferrals of interest (“Complex Modifications”) and no subsequent modifications of previously modified loans during the period.
For the three months ended September 30, 2025, we modified or put into forbearance loans with a total aggregate UPB of $130 million. Activity during that period included both Simple Modifications and Complex Modifications. Complex Modifications may also include maturity extensions, and certain loans modified during the prior-year period may have been modified previously.
Our fair value assessments incorporate updated appraisals, collateral performance, estimated sales costs and independent market data, when available, to reflect current conditions and asset-specific risks. Maturity extensions may lengthen the expected repayment period and affect fair value. Actual amounts recovered through loan repayments, asset sales, foreclosure or other resolutions may differ significantly from our estimates and could materially affect future earnings. Further deterioration in borrower performance may also reduce interest income and amounts ultimately recovered.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 8. Residential Investor Loans - (continued)
The following table presents a summary of loan modifications by loan terms type for the three months ended September 30, 2026 and 2025.
Table 8.6 – Summary of Modification by Loan Terms

September 30, 2026	Unpaid Principal Balance	Weighted Average Contractual Interest Rate	Weighted Average Deferred Interest Rate	Average Month Length of Maturity Extensions
(Dollars in Thousands)
Simple Modifications (Extensions)	$90,258	N/A	N/A	5
Complex Modifications	—	—%	—%	0
Total Loan Modifications	$90,258

September 30, 2025	Unpaid Principal Balance	Weighted Average Contractual Interest Rate	Weighted Average Deferred Interest Rate	Average Month Length of Maturity Extensions
(Dollars in Thousands)
Simple Modifications (Extensions)	$126,254	N/A	N/A	5
Complex Modifications	3,895	10.73%	4.73%	5
Total Loan Modifications (1)	$130,149
(1)Included in this population are loans that had been previously modified in a prior period with an aggregate unpaid principal balance of $38 million involving previous Simple modifications and $4 million involving previous Complex modifications.
Non-accrual Loans
Non-accrual loans include both securitized and unsecuritized residential investor loans. At September 30, 2026, residential investor loans with an aggregate UPB of $205 million and an aggregate fair value of $182 million were on non-accrual status. Of this balance, loans with $120 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $85 million aggregate UPB were on non-accrual of contractual coupon interest and non-accrual of deferred interest. As of September 30, 2026, loans with an aggregate UPB of $127 million and an aggregate fair value of $107 million were in our Legacy Investments portfolio. Of this balance, loans with $76 million aggregate UPB were on full non-accrual of the contractual coupon interest and loans with $51 million aggregate UPB were on non-accrual of contractual coupon interest and non-accrual of deferred interest.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our unconsolidated jumbo loan securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at September 30, 2026 and December 31, 2025.
Table 9.1 – Fair Value of Real Estate Securities by Type

(In Thousands)	September 30, 2026	December 31, 2025
Trading	$184,445	$135,459
AFS	285,527	287,557
Total Real Estate Securities	$469,972	$423,016
Our real estate securities include interest-only and mortgage-backed securities, which are classified in accordance with their general position within a securitization structure based on their rights to cash flows. Interest-only securities entitle holders to a specified portion of the interest payments on the underlying mortgage loans, generally without any right to principal payments. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Mezzanine securities are interests that are generally subordinate to senior securities in their rights to receive cash flows, and have subordinate securities below them that are first to absorb losses. Subordinate securities are all interests below mezzanine. Nearly all of our residential securities are supported by collateral that was designated as prime at the time of issuance.
Refer to Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information and our accounting policies for our trading and AFS real estate securities.
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities generally include both residential and multifamily mortgage-backed interest-only and subordinate securities. During the three months ended September 30, 2026, we sold $81 million of trading securities, including $77 million of interest-only securities and $4 million of subordinate securities. Refer to Note 6 for further information on the inputs into the fair valuation of our trading securities.
AFS Securities
During 2025, we sold legacy unsecuritized bridge loans and REO assets with an aggregate fair value of $484 million to a partnership structure created to accelerate the wind-down of the Legacy Investments portfolio (the "Legacy Trust"). In connection with this transaction, we retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset. At September 30, 2026, the beneficial interest had a fair value of $183 million. The investment balance includes $24 million of additional funding provided under our capital support commitment to the Legacy Trust and reflects the credit loss allowance discussed below.
The retained beneficial interest is valued using discounted expected cash flows that incorporate assumptions for expected recoveries on the underlying collateral, including the timing and amount of principal repayments, credit losses, and market discount rates. We did not record a separate allowance for credit losses at initial recognition because the fair value measurement already reflected expected credit losses; however, we re-evaluate expected credit losses at each reporting period and record an allowance if updated expectations indicate one is required. During the three and nine months ended September 30, 2026, we recognized a credit loss allowance expense of $13 million and $23 million, respectively, related to this retained beneficial interest.
Subsequent changes in the fair value of the retained beneficial interest are recognized in Other comprehensive income. Interest income is recognized using the cost recovery method, under which cash receipts are first applied to the recovery of the recorded investment balance, with income recognized only after the investment is fully recovered. See Notes 8, 16 and 19 to the Consolidated Financial Statements of our 2025 Annual Report on Form 10-K for further discussion on this transaction.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following tables present the detail of our AFS securities, by position and collateral type, at September 30, 2026 and December 31, 2025.
Table 9.2 – Carrying Value and Fair Value of AFS Securities by Type

	September 30, 2026	December 31, 2025
(In Thousands)	Subordinate	Subordinate
Amortized cost	$286,921	$260,381
Gross unrealized gains	27,044	31,334
Gross unrealized losses	(4,067)	(3,092)
Allowance for credit losses	(24,371)	(1,066)
Total Carrying Value	$285,527	$287,557

	September 30, 2026	December 31, 2025
(In Thousands)	Subordinate	Subordinate
Other third-party securities	$187,269	$185,737
Sequoia securities	98,258	101,820
Total Fair Value	$285,527	$287,557
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of (loss) income. During the three and nine months ended September 30, 2026, we had no sales of AFS securities. During both the three and nine months ended September 30, 2025, we recognized net gains of zero and $1.2 million, respectively, on sales of AFS securities. During the three and nine months ended September 30, 2026 and 2025, we had $17 million and $29 million of net unrealized losses, and $2 million and $6 million of net unrealized gains on AFS securities, respectively.
At September 30, 2026, we had $184 million AFS securities with contractual maturities less than five years, $4 million AFS securities with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
AFS Securities with Unrealized Losses
The following table presents the total carrying value (fair value) and unrealized losses of residential AFS securities that were in a gross unrealized loss position at September 30, 2026 and December 31, 2025.
Table 9.3 – AFS Securities in Gross Unrealized Loss Position by Holding Periods

	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
September 30, 2026	$2,034	$(87)	$21,225	$(3,980)
December 31, 2025	—	—	22,079	(3,092)
At September 30, 2026, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 63 AFS securities, of which 12 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2025, our consolidated balance sheet included 63 AFS securities, of which 11 were in an unrealized loss position and 11 were in a continuous unrealized loss position for 12 consecutive months or longer.
Allowance for Credit Losses
Credit impairments on our AFS securities are recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). The allowance for credit losses is calculated using a

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 9. Real Estate Securities - (continued)

discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. No allowance is recorded for beneficial interests in an unrealized gain position.
The following table details the activity related to the allowance for credit losses for AFS securities for the three and nine months ended September 30, 2026 and 2025.
Table 9.4 – Rollforward of Allowance for Credit Losses

	Three Months Ended September 30,
(In Thousands)	2026	2025
Beginning balance allowance for credit losses	$11,005	$839
Additional increase (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	13,366	(44)
Ending balance of allowance for credit losses	$24,371	$795

	Nine Months Ended September 30,
(In Thousands)	2026	2025
Beginning balance allowance for credit losses	$1,066	$921
Additional increase (decrease) to the allowance for credit losses on securities that had an allowance recorded in a previous period	23,305	(126)
Ending balance of allowance for credit losses	$24,371	$795
Note 10. Home Equity Investments (HEI)
In 2025, we began reporting our third-party originated HEI portfolio within the Legacy Investments segment, consistent with how the CODM evaluates financial performance and allocates resources across our reportable segments. We historically invested in HEI contracts acquired from third party originators, however, when we ceased allocating capital to new investments in third-party originated HEI contracts. Between 2023 and early in the second quarter of 2026, we originated HEI directly through our own Aspire HEI platform. During the second quarter of 2026, we discontinued origination of new HEI contracts through Aspire HEI. As a result, we are no longer originating or acquiring new HEI contracts.
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
At September 30, 2026, our Legacy Investments segment included a co-sponsored HEI securitization which is consolidated in accordance with GAAP, and for which we have elected to account for under the CFE election. As such, market valuation changes for the securitized HEI are based on the fair value of the associated ABS issued by the entity, including the interest we own, and are reported in HEI income, net on our consolidated statements of (loss) income.
During the third quarter of 2026, we financed our unsecuritized HEI contracts through a $90 million non-marginable, recourse secured financing transaction. At September 30, 2026, $140 million of HEI contracts were pledged as collateral under this arrangement and remained on our consolidated balance sheets. The proceeds were used to repay existing HEI financing facilities and provide additional capital for general corporate purposes. See Note 18 for further information on the financing terms.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following table presents our HEI at September 30, 2026 and December 31, 2025.
Table 10.1 – Home Equity Investments

(In Thousands)	September 30, 2026	December 31, 2025
Unsecuritized HEI	$139,914	$138,762
HEI held at consolidated HEI securitization entity	186,248	191,121
Total Home Equity Investments at fair value (1)	$326,162	$329,883
(1)At September 30, 2026 and December 31, 2025, balance includes $307 million and $314 million, respectively, of third-party originated HEI included in our Legacy Investments segment, including amounts held through our consolidated HEI securitization entity.
The following table details our HEI activity during the three and nine months ended September 30, 2026 and 2025. Changes in the value of HEI during the nine months ended September 30, 2026 are driven by incremental fair value adjustments.
Table 10.2 – Activity of HEI

	Three Months Ended September 30,
	2026		2025
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$—	$—	$2,926	$—
Fair value of HEI transferred	—	—	148,963	(148,963)
Fair value of HEI sold to third party	—	—	262,447	—
Net market valuation (losses) gains recorded	(879)	(5,626)	198	2,960

	Nine Months Ended September 30,
	2026		2025
(In Thousands)	Unsecuritized HEI	Securitized HEI	Unsecuritized HEI	Securitized HEI
Fair value of HEI purchased and originated	$3,003	$—	$8,986	$—
Fair value of HEI transferred	—	—	148,963	(148,963)
Fair value of HEI sold to third party	—	—	262,447	—
Net market valuation gains (losses) recorded	7,555	2,230	(6,972)	23,493

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 10. Home Equity Investments (HEI) - (continued)
The following table provides the components of HEI income, net for the three and nine months ended September 30, 2026 and 2025.
Table 10.3 – Components of HEI Income, net

	Three Months Ended September 30,
(In Thousands)	2026	2025
Net market valuation (losses) gains recorded on Unsecuritized HEI	$(879)	$198
Net market valuation (losses) gains recorded on Securitized HEI	(5,626)	2,960
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(2,037)	(2,596)
Net market valuation gains (losses) recorded on non-controlling interests in HEI securitizations	4,862	(231)
Other	20	$123
Total HEI (loss) income, net	$(3,660)	$454

	Nine Months Ended September 30,
(In Thousands)	2026	2025
Net market valuation gains (losses) recorded on Unsecuritized HEI	$7,555	$(6,972)
Net market valuation gains recorded on Securitized HEI	2,230	23,493
Net market valuation (losses) recorded on ABS Issued from HEI securitizations (1)	(6,215)	(11,627)
Net market valuation gains (losses) recorded on non-controlling interests in HEI securitizations	2,528	(7,573)
Other	149	400
Total HEI income (loss), net	$6,247	$(2,279)
(1)Amount includes interest expense associated with ABS issued, which totaled $2 million and $6 million, for both the three and nine months ended September 30, 2026, respectively. Amount includes interest expense associated with ABS issued, which totaled $3 million and $9 million, for both the three and nine months ended September 30, 2025, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 11. Servicing Investments
Servicing Investments at September 30, 2026 and December 31, 2025 are summarized in the following table.
Table 11.1 – Components of Servicing Investments

(In Thousands)	September 30, 2026	December 31, 2025
Servicer advance investments, at fair value	$210,756	$231,227
Excess MSRs, at fair value	39,882	37,971
MSRs, at fair value	42,315	33,032
Total Servicing Investments	$292,953	$302,230
We account for our Servicer advance investments, Excess MSRs and MSRs at fair value. These investments may increase in value as higher interest rates reduce expected prepayment speeds. Greater stability in the expected prepayment profile may also support lower discount rates and higher fair values. Refer to Note 6 for further information on the inputs into the fair valuation of these components. Refer to Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these components and related transactions.
For the three months ended September 30, 2026 and 2025, income from Servicing investments included Other interest income of $6 million and $7 million, respectively, Investment fair value changes, net of positive $1 million and negative $1 million, respectively, and Servicing income, net of $4 million and $1 million, respectively.
For the nine months ended September 30, 2026 and 2025, income from Servicing investments included Other interest income of $18 million and $21 million, respectively, Investment fair value changes, net of positive $9 million and negative $6 million, respectively, and Servicing income, net of $14 million and $6 million, respectively.
Note 12. Strategic Investments
Strategic Investments at September 30, 2026 and December 31, 2025 are summarized in the following table.
Table 12.1 – Components of Strategic Investments

(In Thousands)	September 30, 2026	December 31, 2025
Strategic investments, equity method	$68,233	$59,337
Strategic investments, measurement alternative	31,452	26,235
Strategic investments, at fair value	10,123	6,310
Other investments	3,308	10,076
Total Strategic Investments	$113,116	$101,958
Income from Strategic Investments for the three and nine months ended September 30, 2026 and 2025 are summarized in the following tables.
Table 12.2 – Components of Income From Strategic Investments, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Other income (loss), net (1)	$2,021	$(1,172)	$6,292	$(203)
Investment fair value changes, net (2)	4,900	1,512	8,478	1,300
Total Strategic Investments Income, Net	$6,921	$340	$14,770	$1,097
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
September 30, 2026
(Unaudited)

Note 12. Strategic Investments - (continued)
For both the three and nine months ended September 30, 2026, Investment fair value changes, net includes fair value gains of $5 million related to strategic investments accounted for under the measurement alternative. For the three and nine months ended September 30, 2025, Investment fair value changes, net includes fair value gains of $0.3 million and $1 million, respectively, related to strategic investments accounted for under the measurement alternative.
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
Joint Ventures
We have established joint ventures with institutional investment managers to invest in residential investor bridge and term loans originated by our CoreVest subsidiary, and first-lien jumbo residential mortgage loans and related assets sourced by our Sequoia subsidiary. We hold non-controlling interest of approximately 20% and 26% in the CoreVest joint ventures and an approximately 5% non-controlling interest in the Sequoia joint venture, which was established in the second quarter of 2026.
We account for these investments under the equity method, reflecting our ability to exert significant influence over the operations of the joint ventures. At both September 30, 2026 and December 31, 2025, the aggregate carrying values of these investments were $24 million. The September 30, 2026 balance included $19 million related to the CoreVest joint ventures and $4 million related to the Sequoia joint venture. The carrying values are adjusted quarterly to reflect our share of earnings or losses, dividends received, or returns of capital.
For the three months ended September 30, 2026 and 2025, we recognized aggregate net equity method earnings of $0.7 million and losses of $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, we recognized aggregate net equity method earnings of $0.3 million and $1.3 million, respectively. These amounts are recorded within "Other income, net" in our consolidated statements of (loss) income.
We also hold a note receivable from one of the CoreVest joint ventures. At September 30, 2026, the outstanding balance was $3 million and is included in Other Investments in Table 12.1 above. For the three and nine months ended September 30, 2026, we recognized interest income on this note of $0.1 million and $0.9 million, respectively, within "Other income, net" in our consolidated statements of (loss) income.
See Notes 7 and Note 8 for further information on residential consumer loans and residential investor bridge loans, respectively, sold to these joint ventures.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 13. Derivative Financial Instruments
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. We account for our derivative contracts, including loan purchase commitments ("LPCs") and interest rate lock commitments ("IRLCs") qualifying as derivatives under GAAP, at fair value. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2026, we assessed this risk as remote and did not record an associated specific valuation adjustment. At September 30, 2026, we were in compliance with our derivative counterparty ISDA agreements.
The following table presents the fair value and notional amount of our derivatives at September 30, 2026 and December 31, 2025.
Table 13.1 – Fair Value and Notional Amount of Derivatives

	September 30, 2026		December 31, 2025
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
TBAs	$227,960	$9,490,000	$38,686	$14,690,000
Interest rate futures	18,413	1,296,100	17,772	2,431,300
Swaptions	34,571	5,500,000	31,119	9,850,000
Assets - Other Derivatives
LPCs and IRLCs	4,149	985,701	18,020	3,497,565
Total Assets (1)	$285,093	$17,271,801	$105,597	$30,468,865

Liabilities - Risk Management Derivatives
TBAs	$(251,502)	$8,727,500	$(22,252)	$8,750,000
Interest rate futures	(280)	300,000	(4,721)	1,969,000
Liabilities - Other Derivatives
LPCs	(35,366)	1,651,606	(1,177)	369,734
Total Liabilities (1)	$(287,148)	$10,679,106	$(28,150)	$11,088,734
Total Derivatives, Net (1)	$(2,055)	$27,950,907	$77,447	$41,557,599
(1)For the purpose of this presentation, derivative assets and liabilities are presented on a gross and a net basis.
The following table presents the market valuation gains and losses on our derivatives for the three and nine months ended September 30, 2026 and 2025.
Table 13.2 – Market Valuation Gains (Losses) on Derivatives, net

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
(In Thousands)
Risk Management Derivatives (1)	$(57,066)	$(4,341)
LPCs and IRLCs (2)	(47,204)	41,990
Market Valuation (Losses) Gains on Derivatives, net	$(104,270)	$37,649

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(In Thousands)
Risk Management Derivatives (1)	$(193,579)	$99,251
LPCs and IRLCs (2)	(3,286)	81,879
Market Valuation (Losses) Gains on Derivatives, net	$(196,865)	$181,130

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Derivatives Designated as Cash Flow Hedges
For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive loss was $57 million and $60 million at September 30, 2026 and December 31, 2025, respectively. We are amortizing this loss into interest expense over the remaining term of our trust preferred securities and subordinated notes. For both of the three and nine months ended September 30, 2026 and 2025, we reclassified $1 million and $3 million, of realized net losses from Accumulated other comprehensive loss into Interest expense. As of September 30, 2026, we expect to amortize $3 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
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
The following table presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with the corresponding financial instruments and corresponding collateral received or pledged at September 30, 2026 and December 31, 2025.
Table 14.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2026 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Swaptions	$34,571	$—	$34,571	$—	$(34,079)	$492
TBAs	227,960	—	227,960	(197,844)	(5,930)	24,186
Interest rate futures	18,413	—	18,413	(223)	(2,711)	15,479
Total Assets	$280,944	$—	$280,944	$(198,067)	$(42,720)	$40,157

Liabilities (2)
TBAs	$(251,502)	$—	$(251,502)	$197,844	$52,570	$(1,088)
Interest rate futures	(280)	—	(280)	223	57	—
Loan warehouse debt	(1,083,128)	—	(1,083,128)	1,083,128	—	—
Total Liabilities	$(1,334,910)	$—	$(1,334,910)	$1,281,195	$52,627	$(1,088)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 15. Other Assets and Liabilities
Other Assets
Other assets at September 30, 2026 and December 31, 2025 are summarized in the following table.
Table 15.1 – Components of Other Assets

(In Thousands)	September 30, 2026	December 31, 2025
Accrued interest receivable	$166,523	$130,955
Real estate owned	209,526	124,270
Investment receivable	86,963	38,082
Receivable from joint venture partners (1)	29,025	9,298
Margin receivable	67,987	33,439
Deferred tax asset	12,352	12,352
Operating lease right-of-use assets	11,076	8,902
Income tax receivable	10,510	627
Fixed assets and leasehold improvements (2)	10,126	6,354
Intangible assets	4,591	10,623
Other (3)	39,694	38,620
Total Other Assets	$648,373	$413,522
(1)Receivables from joint venture partners primarily represent amounts due from joint ventures related to construction draw advances initially funded by the Company, operating expenses paid on behalf of joint ventures, and distributions receivable under contractual waterfall arrangements associated with securitized loans.
(2)Fixed assets and leasehold improvements had a basis of $26 million and accumulated depreciation of $15 million at September 30, 2026.
(3)Consists primarily of receivables related to escrow advances, prepaid assets and other receivables.
Real Estate Owned (REO)
The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. The following table summarizes the activity and carrying values of REO assets held during the three and nine months ended September 30, 2026.
Table 15.2 – REO Activity by Loan Type

	Three Months Ended September 30, 2026
(In Thousands)	Bridge Loans(1)	Sequoia Securitized Loans	Securitized Term Loans	Total
Balance at beginning of period	$98,835	$6,601	$28,585	$134,021
Transfers to REO	88,178	—	1,032	89,210
Liquidations (2)	(11,916)	—	(2)	(11,918)
Changes in fair value, net	(1,787)	—	—	(1,787)
Balance at End of Period	$173,310	$6,601	$29,615	$209,526

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)

	Nine Months Ended September 30, 2026
(In Thousands)	Bridge Loans(1)	Sequoia Securitized Loans	Securitized Term Loans	Total
Balance at beginning of period	$102,383	$1,984	$19,903	$124,270
Transfers to REO	121,564	5,039	10,488	137,091
Liquidations (2)	(35,219)	—	(776)	(35,995)
Changes in fair value, net	(15,418)	(422)	—	(15,840)
Balance at End of Period	$173,310	$6,601	$29,615	$209,526
Footnotes to Table 15.2
(1)Includes REO that were previously either legacy unsecuritized bridge loans or bridge loans within consolidated securitization entities.
(2)For the three and nine months ended September 30, 2026, REO market valuation adjustments and liquidations resulted in net valuation losses of $2 million and $16 million, which were recorded in Investment fair value changes, net on our consolidated statements of (loss) income.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2026 and December 31, 2025 are summarized in the following table.
Table 15.3 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2026	December 31, 2025
Accrued interest payable	$119,286	$81,851
Payable to non-controlling interests	113,850	120,177
Margin payable	43,629	47,264
Accrued compensation	24,988	39,964
Current accounts payable	17,235	9,698
Accrued operating expenses	12,249	11,617
Operating lease liabilities	12,472	10,666
Guarantee obligations	3,381	1,267
Repurchase reserve	3,157	7,466
Unsettled trades	2,657	32,046
Preferred stock dividends payable	1,478	1,478
Bridge loan holdbacks (1)	487	2,253
Accrued taxes payable	—	1,437
Other	54,112	31,751
Total Accrued Expenses and Other Liabilities	$408,981	$398,935
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 15. Other Assets and Liabilities - (continued)
Payable to Non-Controlling Interests
Redwood and a third-party co-investor, through certain partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 11 and Note 16 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities, and at September 30, 2026, the carrying value of their interests was $26 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investor on a proportional basis and during the three and nine months ended September 30, 2026, we allocated $1 million and $4 million, respectively, of income to the co-investor, respectively, recorded in Other expenses on our consolidated statements of (loss) income.
In 2023, Redwood and a third-party co-sponsored the transfer and securitization of HEI through a HEI securitization entity. Other third-party investors contributed HEI into this securitization through Redwood and retained subordinate beneficial interests issued by the securitization entity alongside Redwood. See Note 10 for a further discussion of the HEI securitization. We account for the co-investor's interest in the HEI securitization entity as a liability, and at September 30, 2026, the carrying value of their interest was $42 million, representing the fair value of their economic interest in the beneficial interest issued by the HEI entity. During the three and nine months ended September 30, 2026, the investors' share of earnings from their retained interests (for which negative earnings are reflected as income to Redwood in our consolidated statements of (loss) income) were negative $5 million and negative $3 million, respectively and were recorded through HEI Income, net on our consolidated statements of (loss) income.
In 2025, we completed two CAFL bridge loan securitizations sponsored by one of our joint ventures. These transactions involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through two bridge securitization entities. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entities. We account for the joint venture's interest in the bridge loan securitization entities as a liability and at September 30, 2026, the carrying value of their interests was $32 million, representing the fair value of their economic interest in the beneficial interest issued. During the three months ended September 30, 2026, the joint venture's share of recognized income was $3 million related to its retained interests in these two securitizations, resulting in a $3 million net expense to Redwood in our consolidated statements of (loss) income. During the nine months ended September 30, 2026, the joint venture's share of recognized income was $5 million related to its retained interests in these two securitizations, resulting in a $5 million net expense to Redwood in our consolidated statements of (loss) income.
In 2024, we completed a CAFL securitization of bridge loans sponsored by one of our joint ventures. This transaction involved the transfer and securitization of bridge loans contributed from the joint venture and from Redwood through one bridge securitization entity. Each of the joint venture and Redwood retained its proportionate share of subordinate beneficial interests issued by the securitization entity. We account for the joint venture's interest in the bridge loan securitization entity as a liability and at September 30, 2026, the carrying value of their interest was $15 million, representing the fair value of their economic interest in the beneficial interest issued. During the three months ended September 30, 2026, the joint venture recognized income of $1 million related to its retained interest in this securitization, resulting in a $1 million net expense to Redwood in our consolidated statements of (loss) income. During the nine months ended September 30, 2026, the joint venture recognized an expense of $0.5 million related to its retained interest in this securitization, resulting in a $0.5 million net income to Redwood in our consolidated statements of (loss) income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
In addition to our consolidated VIEs for which we made the CFE election, we consolidate certain VIEs for which we did not make the CFE election and elected to account for the ABS issued by these entities at fair value or amortized cost. These include three Sequoia re-securitizations for which the ABS are accounted at fair value at September 30, 2026. See Note 17 for additional information regarding the Sequoia re-securitizations.
The following table presents a summary of the assets and liabilities of our consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates at September 30, 2026 and December 31, 2025.
Table 16.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2026	Sequoia(1)	CAFL(2)	Servicing Investment(2)	HEI	Total Consolidated VIEs
(Dollars in Thousands)
Residential consumer loans, held-for-investment	$22,811,453	$—	$—	$—	$22,811,453
Residential investor loans, held-for-investment	—	2,472,533	—	—	2,472,533
Real estate securities	171,490	—	—	—	171,490
Home equity investments	—	—	—	186,248	186,248
Other investments	—	—	246,475	—	246,475
Cash and cash equivalents	—	—	18,291	—	18,291
Restricted cash	260	90,157	—	5,092	95,509
Accrued interest receivable	110,224	25,469	1,724	—	137,417
Other assets	7,599	138,545	820	381	147,345
Total Assets	$23,101,026	$2,726,704	$267,310	$191,721	$26,286,761
Debt Obligations	$—	$—	$123,591	$—	$123,591
Accrued interest payable	88,393	7,764	216	—	96,373
Accrued expenses and other liabilities	147	61,540	41,084	41,657	144,428
Asset-backed securities issued	21,754,459	2,274,328	—	126,062	24,154,849
Total Liabilities	$21,842,999	$2,343,632	$164,891	$167,719	$24,519,241

Value of our investments in VIEs (1)	$1,236,154	$381,442	$102,419	$24,002	$1,744,017
Number of VIEs	92	21	3	1	117

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 16. Principles of Consolidation - (continued)

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
(1)The ABS from three Sequoia re-securitizations at September 30, 2026 and December 31, 2025, respectively, are not accounted for under the CFE election and are accounted for at fair value (included within the Sequoia column at September 30, 2026 and December 31, 2025). At September 30, 2026 and December 31, 2025, the fair value of our interests in consolidated Sequoia securitizations accounted for under the CFE election was $1.49 billion and $722 million, respectively, with the difference in value of our investments in these VIEs reflected in the September 30, 2026 and December 31, 2025 table above representing $171 million and $165 million, respectively, of consolidated Sequoia securities in the Sequoia re-securitizations and $429 million and $417 million, respectively, of ABS issued at fair value.
(2)At both September 30, 2026 and December 31, 2025, our Servicing Investment VIEs are not accounted for under the CFE election and their associated ABS issued are accounted for at amortized historical cost. At December 31, 2025, two CAFL bridge loan securitization VIEs (included within the CAFL column) were not accounted for under the CFE election and their associated ABS issued were accounted for at amortized historical cost. These two CAFL bridge loan securitization VIEs were called during the nine months ended September 30, 2026 and the associated ABS were paid off.
The fair value of our interests in the CAFL term loan securitizations accounted for under the CFE election was $312 million and $330 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the fair value of our interest in the CAFL bridge loan securitizations accounted for under the CFE election was $54 million and $50 million, respectively, with the difference from the tables above generally representing ABS issued and carried at amortized historical cost and accrued interest on our economic interests.
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
During the three and nine months ended September 30, 2026, we completed two and five Aspire securitizations through our SPIRE securitization program, respectively, that are not consolidated. Pursuant to these securitizations, $904 million and $2.2 billion in UPB of non-QM loans were sold to securitization trusts during the three and nine months ending September 30, 2026, respectively. We did not retain the subordinate and residual interests in these transactions, which were retained by our securitization co-sponsor together with the related controlling rights. Our retained interests were limited to IO securities, which are classified as Level 3 assets. At September 30, 2026, the value of the IO securities retained from these securitizations was $26 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 16. Principles of Consolidation - (continued)
During the three months ended September 30, 2026, one of our joint ventures completed a securitization of jumbo loans with a UPB of $639 million that we did not consolidate. Our continuing involvement in this securitization is limited to a retained beneficial interest, which is classified as a Level 3 asset. At September 30, 2026, the value of this retained interest was $4 million.
During the nine months ended September 30, 2026, one of our joint ventures completed a securitization of term loans with a UPB of $268 million that we did not consolidate. Our continuing involvement in this securitization is limited to a retained IO security, which is classified as a Level 3 asset. At September 30, 2026, the value of the interest-only security retained from this securitization was $1 million.
Additionally, in prior years, we have transferred residential consumer loans to certain Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2026.
The following table presents additional information at September 30, 2026 and December 31, 2025, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales.
Table 16.2 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2026	December 31, 2025
On-balance sheet assets, at fair value:
Subordinate securities, classified as AFS	$281,659	$283,768
Interest-only, senior and subordinate securities, classified as trading	67,264	33,743
Mortgage servicing rights	12,585	12,029
Strategic investments, equity method	12,763	10,263
Funding commitment (1)	—	35,000
Maximum loss exposure (2)	$374,271	$374,803
(1)Represents Redwood’s agreement, entered into during 2025, to provide up to $35 million of capital support to a trust holding legacy unsecuritized bridge loans. As of September 30, 2026, we funded the entire $35 million. Refer to Notes 8, 9, and 19 for additional information.
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
Note 17. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 16 for additional detail), with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at September 30, 2026 and December 31, 2025, along with other selected information, are summarized in the following table.
Table 17.1 – Asset-Backed Securities Issued

	September 30, 2026
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia (1)	$23,487,637	$21,754,459	2.50% to 6.97%	2028-2063	92
CAFL (2)	2,349,327	2,274,328	3.43% to 8.42%	2027-2040	21
HEI	125,918	126,062	6.71%	2053	1
Total ABS Issued at Fair Value	$25,962,882	$24,154,849

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 17. Asset-Backed Securities Issued - (continued)

	December 31, 2025
	Unpaid Principal Balance	Carrying Value	Weighted Average Interest Rate	Stated Maturities	Number of Series
(Dollars in Thousands)
Sequoia (1)	$14,990,305	$14,540,397	2.50% to 8.38%	2028-2063	72
CAFL (2)	2,787,832	2,765,728	3.04% to 7.89%	2027-2040	21
HEI	127,172	127,475	6.72%	2053	1
ABS Issued at Fair Value	$17,905,309	$17,433,600
CAFL ABS at Amortized Cost	58,431	58,431	4.31% to 6.9%	2029	2
Total ABS Issued	$17,963,740	$17,492,031
(1)At September 30, 2026, includes three Sequoia re-securitization trusts for which the weighted average interest rate ranges from 6.12% to 6.42%. At December 31, 2025, includes three Sequoia re-securitization trusts for which the weighted average interest rate ranges from 6.38% to 8.38%.
(2)At September 30, 2026 and December 31, 2025, includes ABS issued from three consolidated VIE entities formed in connection with the financing of residential investor bridge loans sponsored by one of our joint ventures.
Generally, unless specified below, the actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than the stated maturity. At September 30, 2026, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 16 for detail on the carrying value components of the collateral for ABS issued and outstanding.
During the second quarter of 2026, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $114 million (principal balance) of ABS issued to third parties and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 6.4% at issuance, increasing by 3.0% after the payment date occurring in April 2028. The ABS issued are subject to an optional redemption beginning in April 2027 and have a final stated maturity in November 2056. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At September 30, 2026, the collateral for this Sequoia re-securitization trust included $153 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at September 30, 2026. See Note 16 for further information regarding our Principles of consolidation on this trust.
During the first quarter of 2026, we transferred subordinate securities we owned in certain consolidated and unconsolidated Sequoia securitization trusts to a Sequoia re-securitization trust that we sponsored, which we determined was a VIE. At issuance, we sold $136 million (principal balance) of ABS issued to third parties and elected to account for the ABS issued under the fair value option, with changes in the fair value of the ABS reported through our consolidated statements of (loss) income in Investment fair value changes, net. The stated weighted average coupon of the ABS issued was approximately 6.1% at issuance, increasing by 3.0% after the payment date occurring in February 2028. The ABS issued are subject to an optional redemption beginning in February 2027 and have a final stated maturity in September 2056. At issuance, we retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. We maintained certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the trust and as such, we consolidated the trust. At September 30, 2026, the collateral for this Sequoia re-securitization trust included $20 million of consolidated Sequoia and third-party securities as well as $178 million of Sequoia securities that we have retained from certain consolidated Sequoia securitization entities. The Sequoia re-securitization ABS are included in "Sequoia" in Table 17.1 above at September 30, 2026. See Note 16 for further information regarding our Principles of consolidation on this trust.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 17. Asset-Backed Securities Issued - (continued)
During the first quarter of 2026, we completed a $225 million CAFL bridge loan securitization backed by a mix of performing, re-performing and non-performing residential investor loans and REO. In the same period, we exercised our optional redemption rights on three consolidated CAFL bridge securitization entities and paid off the associated underlying ABS. The securitization collateral included approximately $223 million of loans, $38 million of REO and $16 million of restricted cash, primarily sourced from our called CAFL securitizations issued between 2021 and 2023 and $66 million of loans and $19 million of REO from our Legacy Investments portfolio. We consolidated the issuing entity, which we determined to be a VIE for which we are the primary beneficiary, and elected CFE accounting treatment, carrying the ABS issued at fair value with changes recorded through Investment fair value changes, net on our consolidated statements of (loss) income. At issuance, the ABS had a principal balance and net carrying value of $225 million and a weighted average stated coupon of 7.1%. The ABS are subject to optional redemption beginning in March 2027, with interest rate step-ups of 3.0% beginning in April 2029 and 4.0% beginning in April 2030 through final maturity in March 2036. At September 30, 2026, the collateral for this CAFL bridge loan securitization included $146 million of residential investor loans, $17 million of REO, and $9 million of restricted cash.
For additional information related to certain of our asset-backed securities issued that are presented above, see Note 17 to the Consolidated Financial Statements of our 2025 Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
At September 30, 2026, we had outstanding agreements on debt obligations with several counterparties and we were in compliance with all of the related covenants. Refer to Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these investments. Refer to Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our debt obligations.
The following tables summarize our debt obligations at September 30, 2026 and December 31, 2025.
Table 18.1 – Debt Obligations, Net

	September 30, 2026
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral
Short-Term Facilities:
Residential consumer loan warehouse facilities	9	$2,218,465	$2,218,465	$4,720,000	5.49%	10/2026-7/2027	$2,321,130
Residential investor loan warehouse facilities	3	158,881	158,782	775,000	6.41%	10/2026-8/2027	218,013
Real estate securities repurchase facilities	3	58,239	58,239	—	5.19%	10/2026	104,733
Interest-only securities warehouse facility	1	27,608	27,608	75,000	6.69%	10/2026	131,247
Residential MSR warehouse facility	1	155,000	155,000	155,000	6.58%	1/2027	344,431
Servicer advance financing	1	123,658	123,591	200,000	5.84%	12/2026	210,755

Recourse Subordinate Securities Financings:
CAFL securities (3)	1	261,395	261,017	(a)	7.54%	9/2028	312,989
Sequoia and other third-party securities (3)	1	215,079	215,079	(a)	6.77%	7/2030	326,438

Long-Term Facilities:
Residential investor loan warehouse facilities	3	53,628	53,628	1,000,000	6.26%	9/2028	78,511
HEI secured financing	1	88,503	86,953	(a)	7.47%	7/2030	139,914
Secured revolving financing facility (4)	1	400,000	397,367	400,000	9.07%	3/2027	901,223

Corporate Debt:
Promissory notes (3) (5)	3	7,723	7,723	(a)	6.90%	N/A	(b)
7.75% convertible senior notes (3) (6)	1	173,378	172,073	(a)	7.75%	6/2027	(b)
7.00% convertible senior notes (3) (7)	1	205,000	198,150	(a)	7.00%	9/2030	(b)
Trust preferred securities and subordinated notes	2	139,500	138,941	(a)	6.35%	1/2037, 7/2037	(b)
9.125% Senior Notes (3)	1	59,127	57,795	(a)	9.13%	3/2029	(b)
9.0% Senior Notes (3)	1	84,015	82,064	(a)	9.00%	9/2029	(b)
9.125% Senior Notes (3)	1	89,232	86,729	(a)	9.13%	3/2030	(b)
9.5% Senior Notes (3)	1	100,000	96,992	(a)	9.50%	12/2030	(b)
9.75% Senior Notes (3)	1	125,000	120,786	(a)	9.75%	6/2031	(b)
Total Debt Obligations		$4,743,431	$4,716,982				$5,089,384

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 18. Debt Obligations, Net - (continued)

	December 31, 2025
(Dollars in Thousands)	Number of Facilities or Issuances	Principal Amount	Carrying Value (1)	Facility Capacity	Weighted Average Interest Rate (2)	Final Stated Maturity	Carrying Value of Collateral
Short-Term Facilities:
Residential consumer loan warehouse facilities	8	$2,798,725	$2,798,725	$3,554,960	5.52%	1/2026-8/2026	$3,066,067
Residential investor loan warehouse facilities	4	157,999	157,571	825,000	7.22%	5/2026-12/2026	159,074
Real estate securities repurchase facilities	4	30,867	30,867	—	5.20%	1/2026-3/2026	40,568
Interest-only securities warehouse facility	1	—	—	75,000	6.87%	6/2026	—
Residential MSR warehouse facility	1	95,862	95,862	125,000	7.12%	1/2026	194,228
HEI warehouse facility	1	43,496	43,496	150,000	8.29%	12/2026	98,308
Servicer advance financing	1	152,660	152,293	200,000	5.68%	12/2026	223,677

Recourse Subordinate Securities Financings:
CAFL securities (3)	1	263,063	262,374	(a)	7.54%	9/2028	330,212
Sequoia and other third-party securities (3)	1	87,477	87,477	(a)	7.27%	6/2027	109,686

Long Term Facilities:
Residential investor loan warehouse facilities	2	131,138	131,069	1,300,000	6.68%	1/2027-8/2027	205,833
Secured revolving financing facility (4)	1	282,883	276,580	400,000	8.66%	3/2027	451,262

Corporate Debt:
Promissory notes (3) (5)	3	9,264	9,264	(a)	7.01%	N/A	(b)
7.75% convertible senior notes (3)	1	297,170	292,993	(a)	7.75%	6/2027	(b)
Trust preferred securities and subordinated notes	2	139,500	138,906	(a)	6.35%	1/2037, 7/2037	(b)
9.125% Senior Notes (3)	1	59,127	57,444	(a)	9.13%	3/2029	(b)
9.0% Senior Notes (3)	1	84,015	81,647	(a)	9.00%	9/2029	(b)
9.125% Senior Notes (3)	1	89,232	86,270	(a)	9.13%	3/2030	(b)
9.5% Senior Notes (3)	1	100,000	96,544	(a)	9.50%	12/2030	(b)
Total Debt Obligations		$4,822,478	$4,799,382				$4,878,915
(1)Carrying value presented net of total deferred issuance costs of $26 million and $23 million at September 30, 2026 and December 31, 2025, respectively.
(2)Variable rate borrowings are based on 1- or 3-month SOFR, plus an applicable spread.
(3)Borrowing has a fixed interest rate at period end.
(4)Facility may be extended for one 18-month period at our option.
(5)Promissory notes payable on demand to lender with 90-day notice.
(6)We may settle conversions in cash, shares, or a combination, with the principal amount settled in cash. At September 30, 2026, the conversion rate was 95.6823 shares per $1,000 principal amount of notes (a conversion price of $10.45 per share).
(7)We may settle conversions in cash, shares, or a combination, with the principal amount settled in cash. At September 30, 2026, the conversion rate was 213.4071 shares per $1,000 principal amount of notes (a conversion price of $4.69 per share).
(a) Outstanding principal balance represents facility capacity at period end.
(b) Unsecured corporate debt; no related collateral at period end.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 18. Debt Obligations, Net - (continued)

Long-Term Facilities
Recourse Subordinate Securities Financing
In August 2026, we entered into a recourse subordinate securities financing facility providing non-marginable, recourse debt financing of certain securities retained from our consolidated Sequoia securitizations and other third-party issued interest-only securities. This financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 6.77% through July 2028, increasing to 9.77% from July 2028 through July 2030. This financing facility may be terminated at our option beginning in July 2027, and has a final stated maturity in July 2030. We have elected to account for this debt issuance at fair value, with changes in market value reflected in Investment fair value changes, net on our consolidated statements of (loss) income.
HEI Secured Financing
In the third quarter of 2026, we completed a secured financing transaction providing $90 million of non-marginable, recourse debt financing of substantially all of our then-unsecuritized HEI contracts within our Legacy Investments segment for net proceeds of $88 million. This financing is guaranteed by Redwood, with an interest rate of approximately 7.47% through July 2029, increasing to 10.47% from July 2029 through July 2030. This financing may be terminated at our option, beginning in July 2028, and has a final stated maturity in July 2030. The proceeds of this financing were used to repay our existing HEI financing facilities and provide additional capital for general corporate purposes. At September 30, 2026, this facility is secured by $140 million of HEI contracts.
Corporate Debt
Convertible Notes
In the third quarter of 2026, we issued $205 million principal amount of 7.00% convertible senior notes due 2030. These notes require semi-annual interest payments at a fixed annual coupon rate of 7.00% until maturity or conversion, which will be no later than September 15, 2030. After deducting the offering costs, we received $198 million of net proceeds. We may elect to settle conversions either entirely in cash or in a combination of cash and shares of common stock. Upon conversion, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. At September 30, 2026, the conversion rate of the notes was 213.4071 common shares per $1,000 principal amount of notes (equivalent to a conversion price of $4.69 per common share). The conversion rate of the notes increases each time Redwood pays a dividend on its common shares.
During the three and nine months ended September 30, 2026, we repurchased $124 million par value of the convertible senior notes due in June 2027 and realized a loss of $4 million in connection with the repurchase.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 19. Commitments and Contingencies
Lease Commitments
At September 30, 2026, we were obligated under ten non-cancelable operating leases with expiration dates through 2032 for $14 million of cumulative lease payments. For both the nine months ended September 30, 2026 and 2025, our operating lease expense was $3 million.
At September 30, 2026, our operating lease liabilities were $12 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $11 million, which were a component of Other assets.
Commitment to Fund Residential Investor Bridge Loans
As of September 30, 2026, we had commitments to fund up to $152 million of additional advances on existing residential investor bridge loans, of which $102 million related to loans currently in securitizations sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At September 30, 2026, we carried a $0.1 million contingent liability related to these commitments to fund construction advances. During the three and nine months ended September 30, 2026, we recorded net market valuation loss of $0.05 million and income of $0.04 million, respectively, related to this liability through Investment fair value changes, net and on our consolidated statements of (loss) income.
During 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support to the Legacy Trust’s portfolio if loan-to-value ratios exceed specified thresholds. As of September 30, 2026, the $35 million commitment had been fully funded, with no remaining funding commitments. See Notes 8, 9 and 16 for further discussion on this transaction.
Commitment to Fund Joint Ventures
In the second quarter of 2026, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain first-lien jumbo residential consumer mortgage loans and related assets we source into the joint venture. We have committed approximately $9 million of equity capital to the joint venture, representing our proportionate share of the joint venture's $180 million aggregate committed capital, to be funded through capital calls during a one-year commitment period as the joint venture acquires eligible loan assets. At September 30, 2026, we had contributed $5 million of capital to the joint venture.
In the first quarter of 2024, we entered into a joint venture with an institutional investment manager pursuant to which we will offer to sell certain residential investor bridge and term loans we originate into joint venture entities that meet specified criteria at contractually pre-established prices. We have committed approximately $140 million of equity capital to be allocated to the joint venture entities and joint venture co-investments to be held in Redwood's investment portfolio. At September 30, 2026, we had contributed $59 million of capital to the joint venture.
In the second quarter of 2023, we entered into a joint venture with another institutional investment manager to invest in residential investor bridge loans originated by our CoreVest subsidiary. We have a commitment to contribute up to approximately $19 million to the joint venture to fund the joint venture's purchase of residential investor bridge loans, under the updated terms of the joint venture. At September 30, 2026, we had contributed $6 million of capital to the joint venture.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 19 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading "Loss Contingencies - Litigation, Claims and Demands."
For additional information related to our commitments and contingencies, see Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 20. Equity
The following table provides a summary of changes to accumulated other comprehensive income (loss) by component for three and nine months ended September 30, 2026 and 2025.
Table 20.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$26,805	$(57,864)	$(31,059)	$22,934	$(61,991)	$(39,057)
Other comprehensive (loss) income before reclassifications	(17,195)	—	(17,195)	2,362	—	2,362
Amounts reclassified from other accumulated comprehensive income (loss)	13,366	1,040	14,406	(44)	1,040	996
Net current-period other comprehensive (loss) income	(3,829)	1,040	(2,789)	2,318	1,040	3,358
Balance at End of Period	$22,976	$(56,824)	$(33,848)	$25,252	$(60,951)	$(35,699)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(In Thousands)	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total	AFS Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Total
Balance at beginning of period	$28,242	$(59,911)	$(31,669)	$20,967	$(64,038)	$(43,071)
Other comprehensive (loss) income before reclassifications	(28,751)	—	(28,751)	6,322	—	6,322
Amounts reclassified from other accumulated comprehensive income (loss)	23,485	3,087	26,572	(2,037)	3,087	1,050
Net current-period other comprehensive (loss) income	(5,266)	3,087	(2,179)	4,285	3,087	7,372
Balance at End of Period	$22,976	$(56,824)	$(33,848)	$25,252	$(60,951)	$(35,699)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 20. Equity - (continued)
The following table provides a summary of reclassifications out of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.
Table 20.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2026	2025
Net Realized (Gain) Loss on AFS Securities
Net increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$13,366	$(44)
(Gain) on sale of AFS securities	Realized gains, net	—	—
		$13,366	$(44)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,040	$1,040
		$1,040	$1,040

		Amount Reclassified From Accumulated Other Comprehensive Loss
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2026	2025
Net Realized (Gain) Loss on AFS Securities
Net increase (decrease) in allowance for credit losses on AFS securities	Investment fair value changes, net	$23,485	$(126)
(Gain) loss on sales of AFS securities	Realized gains, net	—	(1,911)
		$23,485	$(2,037)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$3,087	$3,087
		$3,087	$3,087
Stock Repurchases
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible debt. This authorization replaced our previous $125 million common stock repurchase authorization. In May 2023, our Board of Directors approved an additional authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three and nine months ended September 30, 2026, we repurchased 9.2 million shares of our common stock for $34 million and no shares of our preferred stock under these programs. At September 30, 2026, $77 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
Issuance of Common Stock
We have an established program to sell common stock from time to time in at-the-market ("ATM") offerings. During the nine months ended September 30, 2026 and 2025, we did not issue any common shares through ATM offerings. At September 30, 2026, the remaining share issuance capacity under this program was approximately $175 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
During the three and nine months ended September 30, 2026, the Company declared preferred stock dividends of $0.625 and $1.875, respectively, per preferred share. At September 30, 2026, preferred dividends payable totaling $1 million for the third quarter 2026 dividend were included in Accrued expenses and other liabilities and were payable on October 15, 2026 to preferred stockholders of record on October 1, 2026.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three and nine months ended September 30, 2026, we did not issue shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At September 30, 2026, approximately six million shares remained outstanding for future offerings under this plan.
Common Stock Warrants
In conjunction with establishing the joint venture with an institutional investment manager in the first quarter of 2024, we issued warrants exercisable for 1,974,905 shares of our common stock (the "First Tranche Warrants"); and (ii) warrants exercisable for 4,608,112 shares of our common stock (the "Second Tranche Warrants" and together with the First Tranche Warrants, the "Warrants"). Following an amendment to the terms of the Warrants in October 2025, the First Tranche Warrants are exercisable until September 18, 2030, and the Second Tranche Warrants, which vested upon achievement of specified deployment thresholds related to the joint venture, are also exercisable until September 18, 2030; the strike price of the Warrants is $6.96. The Warrants also contain a mandatory exercise provision, exercisable at Redwood’s option upon satisfaction of specified conditions, including the trading price of Redwood’s common stock exceeding a specified premium to the exercise price. Exercises of any Warrants will be settled on a net basis.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 21. Net Loss per Common Share
The following table provides the basic and diluted net loss per common share computations for the three and nine months ended September 30, 2026 and 2025.
Table 21.1 – Basic and Diluted Net Loss per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2026	2025	2026	2025
Basic Net Loss per Common Share:
Net loss related to common stockholders	$(47,255)	$(9,454)	$(57,366)	$(95,306)
Less: Dividends and undistributed earnings allocated to participating securities	(1,420)	(1,360)	(4,137)	(4,185)
Net loss related to common stockholders	$(48,675)	$(10,814)	$(61,503)	$(99,491)
Basic weighted average common shares outstanding	124,121,653	129,018,261	124,739,102	131,583,195
Basic Net Loss per Common Share	$(0.39)	$(0.08)	$(0.49)	$(0.76)
Diluted Net Loss per Common Share:
Net loss related to common stockholders	$(47,255)	$(9,454)	$(57,366)	$(95,306)
Less: Dividends and undistributed earnings allocated to participating securities	(1,420)	(1,360)	(4,137)	(4,185)
Net loss related to common stockholders	$(48,675)	$(10,814)	$(61,503)	$(99,491)
Weighted average common shares outstanding	124,121,653	129,018,261	124,739,102	131,583,195
Net effect of dilutive equity awards	—	—	—	—
Diluted weighted average common shares outstanding	124,121,653	129,018,261	124,739,102	131,583,195
Diluted Net Loss per Common Share	$(0.39)	$(0.08)	$(0.49)	$(0.76)
We included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights, in the calculations of basic and diluted net loss per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted net loss per share calculations require specific shares to be included that may differ in certain circumstances.
During the three and nine months ended September 30, 2026 and 2025, our convertible senior notes (and, for 2025, our exchangeable senior notes) were not determined to be dilutive and were not included in the calculation of diluted EPS under the "if-converted" method. Under this method, for convertible notes due in 2027 and 2030, if the potential conversion of the debt is dilutive, then the number of shares needed to settle the conversion premium are added to the shares outstanding used to calculate dilutive EPS.
During the three and nine months ended September 30, 2026, none of our Warrants were determined to be dilutive to our calculation of dilutive net loss per common share. The Warrants would have a dilutive effect on net loss per common share to the extent that the Warrants are vested and exercisable, and the average market value per share of our common stock exceeds the strike price of the Warrants.
For both the three and nine months ended September 30, 2026, 33,982,388 and 30,303,726 of common shares related to the assumed conversion of our convertible senior notes, were antidilutive and were excluded in the calculation of diluted net loss per share, respectively. For both the three and nine months ended September 30, 2025, 32,403,083 and 31,127,434 of common shares related to the assumed conversion of our convertible senior notes and our exchangeable senior notes, were antidilutive and were excluded in the calculation of diluted net loss per share, respectively.
For the three and nine months ended September 30, 2026, the number of outstanding equity awards that were antidilutive totaled 22,145 and 65,213 common shares, respectively. For the three and nine months ended September 30, 2025, the number of outstanding equity awards that were antidilutive totaled 20,938 and 66,185 common shares, respectively.
For additional information regarding EPS, see Note 21 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 22. General and Administrative Expenses
Components of our general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Fixed compensation expense (1)	$16,826	$15,702	$56,224	$46,561
Long-term incentive award expense (2)	4,571	5,828	18,350	17,109
Annual variable compensation expense	4,127	6,623	12,822	18,926
Systems and consulting	6,384	4,700	17,248	12,467
Accounting and legal	1,547	1,034	4,999	4,149
Corporate costs	1,105	905	3,918	2,573
Office costs	1,738	1,767	5,321	5,641
Other	2,240	2,148	7,212	5,735
Total General and Administrative Expenses	$38,538	$38,707	$126,094	$113,161
(1)Includes $5 million of severance and transition-related expenses for the nine months ended September 30, 2026.
(2)For the three months ended September 30, 2026 and 2025, long-term incentive award expense included $5 million and $6 million of expense, respectively, with $4 million and $5 million awards settleable in shares of our common stock, and $1 million awards settleable in cash. For the nine months ended September 30, 2026 and 2025, long-term incentive award expense included $18 million and $17 million of expense, respectively, with $15 million and $14 million awards settleable in shares of our common stock, and $4 million and $3 million awards settleable in cash. For the nine months ended September 30, 2026, includes $2 million of organizational realignment costs.
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
The Company's effective tax rate was 10.3% and (23.6)% for the nine months ended September 30, 2026 and 2025.
We assessed our tax positions for all open tax years (i.e., Federal, 2022 to 2026, and State, 2021 to 2026) at September 30, 2026 and December 31, 2025, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
As of September 30, 2026, the Company has a valuation allowance of $100 million for certain state deferred tax assets, as it is more likely than not that those assets will not be realized. The Company considers all available evidence, both positive and negative, to analyze the realizability of deferred tax assets. After evaluating these sources of taxable income, and considering the jurisdiction and character of the deferred tax assets, the Company continues to recognize its federal and certain state deferred tax assets of $12 million at September 30, 2026, as it believes it is more likely than not that the net deferred tax assets will be realized.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 24. Subsequent Events
On November 3, 2026, the Company’s Board of Directors approved a plan to discontinue the Company’s election to be treated as a REIT for U.S. federal income tax purposes, effective for the calendar year ending December 31, 2027. Under the announced plan, beginning with 2027, the Company would be taxed as a C-corporation and would no longer be subject to REIT distribution requirements. As a result, the Company expects to recognize a net deferred tax asset in the fourth quarter of 2026, net of any valuation allowance, along with a corresponding income tax benefit and increase in equity.
In connection with the announcement of the plan to discontinue the Company's election to be treated as a REIT in 2027, on November 3, 2026, the Board adopted a Tax Benefits Preservation Rights Plan designed to protect the Company’s ability to use its net operating losses and other tax attributes to reduce future income tax obligations. Because the Company’s ability to use these net operating losses could be limited under Section 382 of the Internal Revenue Code of 1986, as amended, if the Company experienced an “ownership change” within the meaning of Section 382, the plan is intended to deter any person or group from acquiring ownership of 4.9% or more of the Company’s common stock and certain other Company securities, subject to certain exceptions.
In connection the announcement of the plan to discontinue the Company's election to be treated as a REIT in 2027, on November 3, 2026, the Company's Board of Directors also approved a special authorization for the repurchase of up to $40 million of our Common Stock, which authorization is separate from, and in addition to, the already existing stock repurchase authorization described in Note 20.
In November 2026, the Company agreed to repurchase $53 million in principal of trust preferred securities at a discount to par. The agreement also provides for a waiver of the REIT maintenance covenant set forth in the related junior subordinated notes due 2037. The waiver becomes effective upon payment of the repurchase price, which is due no later than February 15, 2027. In connection with the repurchase, the Company expects to reclassify into earnings the portion of deferred losses on previously terminated cash flow hedges attributable to the debt being retired.
The Company announced plans for a preferred-for-common stock exchange offer in November 2026 for up to $50 million of common stock to be exchanged for newly issued 11.00% Series B preferred stock, with the exchange ratio determined through a modified Dutch auction. As of the issuance date of this Form 10-Q, the exchange offer had not commenced, and final terms remained subject to announcement.
In November 2026, the Company extended the commitment period for one of its CoreVest joint ventures and the maturity of its secured revolving financing facility to March 2030. The facility’s capacity was also increased from $400 million to $500 million. Related warrants to purchase common stock were amended to extend their expiration to March 2032, reset the exercise price to $4.90 per common share, reduce the dividend threshold to zero (such that the exercise price of the warrants will be reduced each time the Company pays a cash dividend on its common shares while the warrants remain outstanding) and provide for additional shares upon certain fundamental changes.
On November 3, 2026, the Board also approved a one-for-five reverse stock split of the Company's common stock, which is scheduled to be effective on January 4, 2027. Proportionate adjustments will be made to outstanding equity awards and other share-based instruments. Share and per-share amounts in these consolidated financial statements have not been adjusted for the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five main sections:
•    Overview
•    Results of Operations
–Consolidated Results of Operations
–Results of Operations by Segment
–Income Taxes
•    Liquidity and Capital Resources
•    Critical Accounting Estimates
•    Market and Other Risks
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8, Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled "Risk Factors" in Part I, Item 1A of our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, such as those discussed in the Cautionary Statement below.
References herein to "Redwood," the "company," "we," "us," and "our" include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in this MD&A and our consolidated financial statements and notes thereto, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor relations section of our website, access to our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer or director of Redwood. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, and may include disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.
Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976.

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit where we provide liquidity to growing segments of the U.S. housing market not well served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms, whole-loan distribution activities, joint ventures and our publicly traded shares. Our goal is to provide attractive returns to shareholders through earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate through three core residential housing-focused operating platforms — Sequoia, Aspire, and CoreVest — alongside our complementary Redwood Investments portfolio which is primarily composed of assets we source through these platforms. Redwood Investments also includes RWT Horizons®, our unified technology platform spanning internal AI innovation and strategic investments across the ecosystem, which supports our efforts to develop an AI-first operating model that enables compounding operational leverage and scalable growth. These platforms reflect how we manage and organize our business and may differ from the manner in which our reportable segments are presented for financial reporting purposes.
We report our results through the following reportable segments: Sequoia Mortgage Banking, Aspire Mortgage Banking, CoreVest Mortgage Banking, Redwood Investments and Legacy Investments. In the first quarter of 2026, we identified and began reporting a new reportable segment, Aspire Mortgage Banking, which was previously included within the Sequoia Mortgage Banking segment and consists of our expanded-credit residential mortgage conduit focused on acquiring and distributing residential consumer loans under expanded underwriting criteria, commonly referred to as "Expanded" or non-QM loans. These loan programs, primarily bank statement and DSCR loans, are designed for prime quality borrowers seeking alternative underwriting solutions, a segment that continues to grow within the U.S housing finance market. Since its launch in the first quarter of 2025, Aspire has scaled rapidly, from completing $914 million of loan sales to institutional buyers during 2025, to executing five non-QM securitizations of $2.2 billion of loans as well as $1.4 billion of loan sales in 2026 through September 30, 2026. These activities supported improved capital turnover and reflect Aspire’s increasing contribution and distinct operating characteristics relative to our Sequoia Mortgage Banking segment. Our Aspire Mortgage Banking segment is expected to continue to grow over time as we expand our presence in this market.
For a full description of our segments, see Part 1, Item 1 — Business in our Annual Report on Form 10-K for the year ended December 31, 2025. For further information on our reportable segments, see Note 4 in Part 1, Item 1 — Financial Statements and Results of Operations by Segment in Part 1, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as "anticipate," "estimate," "will," "should," "expect," "believe," "intend," "seek," "plan" and similar expressions or their negative forms, or by references to strategy, plans, opportunities, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the caption "Risk Factors." Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and our ability to pay dividends in the future); (ii) statements related to our financial outlook and expectations for 2026 and future years, including our planned C-corporation Conversion, its expected timing and effectiveness, and its anticipated benefits, other strategic priorities, including to accelerate remaining Legacy Investment resolutions, reduce corporate leverage through opportunistic repurchases of unsecured debt while addressing our remaining 2027 convertible debt maturity, and maintaining an expense structure appropriate for the volumes and returns available in mortgage banking, the planned exchange offer, including its expected launch date, structure, terms, size, exchange-price range and price premium, and the terms of the Series B Preferred Stock; the Rights Plan and its ability to protect the Company’s tax assets; the expected timing, terms and effects of the Reverse Stock Split; (iii) statements related to opportunities we see for our residential consumer and residential investor platforms, and our positioning to capture market share; (iv) statements related to our investment portfolio, including our intention to continue to reduce our capital allocation to the Legacy Investments segment; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we locked in anticipation of purchase during the third quarter of 2026 and at September 30, 2026, expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, total net jumbo loan exposure, and residential mortgage loans subject to forward sale commitments; (vi) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2026 or 2027, and our expectation to realign the Company’s quarterly dividend policy to the level of $0.02 per common share beginning with the fourth quarter 2026 common stock dividend in December 2026; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income, including the Company’s ability to utilize its NOLs and other tax assets following the planned C-corporation conversion, the estimated amount of such NOLs, expected reductions in taxes and the expected initial benefit to book value in the fourth quarter of 2026 of approximately $0.73 to $0.77 per share.

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
•our ability to realize the anticipated benefits of our plan to discontinue our election to be treated as a REIT for U.S. federal income tax purposes in 2027 and become a taxable C-corporation;
•our ability to utilize our net operating losses and other carryforwards to offset future income tax liabilities;
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
•our ability to maintain our status as a REIT for tax purposes until we consummate our plan to discontinue our election to be treated as a REIT for U.S. federal income tax purposes in 2027 and become a taxable C-corporation;
•our ability to raise, manage, and deploy capital;
•limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;
•our Tax Benefits Preservation Plan and/or the provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover;
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
•payment of dividends in common stock could place downward pressure on the market price of our common stock;
•our reverse stock split scheduled to become effective on January 4, 2027 could place downward pressure on the market price of our common stock;
•actions of activist stockholders could cause us to incur substantial costs and adversely affect our business; and
•other factors not yet identified, including broad market fluctuations.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

OVERVIEW
Business Update
Our third quarter 2026 results reflect the durability of Redwood’s mortgage banking model amid one of the most challenging interest rate environments in recent years, as the 10-year Treasury yield increased approximately 80 basis points ("bps") and credit spreads widened. During the quarter, our mortgage banking platforms distributed approximately $8.8 billion1 of loans through securitizations, whole loan sales, and joint ventures, as we deliberately moderated acquisitions, accelerated distributions, and reduced balance sheet exposure in response to market conditions. These actions helped maintain strong liquidity, as we ended the quarter with $201 million of cash and cash equivalents and warehouse line utilization of 37% (including facilities at our joint ventures) at September 30, 2026.
Our financial results reflected continued profitability across our mortgage banking platforms in the aggregate, offset by Legacy Investments and the impact of market volatility. Redwood reported a GAAP net loss of $(0.39) per share, compared to a GAAP net loss of $(0.03) per share in the second quarter, while our mortgage banking platforms generated $27 million of combined GAAP net income. GAAP book value per share declined to $6.56 at September 30, 2026 from $6.90 at June 30, 2026, driven principally by losses associated with accelerated Legacy Investments resolutions, interest expense and other carrying costs within Legacy Investments, fair value declines in retained investments as interest rates rose sharply, and the $0.18 per share common dividend.
Our Sequoia platform locked $5.1 billion of loans during the third quarter, compared to $5.6 billion in the second quarter, while gain-on-sale margin increased to 113 bps from 92 bps, exceeding our historical target range. Products outside of 30-year fixed rate, including hybrid adjustable-rate mortgages, medical professional loans, agency non-owner-occupied loans, closed-end second lien loans ("CES") and home equity lines of credit ("HELOCs"), represented 36% of lock volume, while bank counterparties represented 32% of volume, demonstrating the benefits of a broader product suite amid higher mortgage rates. Sequoia distributed approximately $7.1 billion1 of loans through securitizations, whole loan sales, and joint venture transfers, including ten securitizations and $1.2 billion of transfers to its joint venture. Cost per loan increased to 20 bps from 17 bps in the second quarter, due primarily to the moderation in volumes.
Aspire locked approximately $1.1 billion of loans during the third quarter, compared to $2.1 billion in the second quarter, with the decline largely reflecting a deliberate decision to tighten our operating posture, reduce bulk purchases and prioritize credit quality as credit spreads widened. Aspire maintained an active network of more than 165 loan sellers and distributed approximately $1.3 billion of loans through securitizations and whole loan sales, including the fourth and fifth transactions issued through its SPIRE securitization platform. We also continued the operational work necessary to begin utilizing Aspire’s strategic joint venture. Aspire's gain-on-sale margin was negative 7 bps in the third quarter, compared to 101 bps in the second quarter, reflecting lower hedge effectiveness on beginning-of-quarter loan inventory, extended distribution timelines and wider non-QM securitization spreads.
CoreVest funded approximately $406 million of loans during the quarter, relatively consistent with the second quarter, as higher rates continued to weigh on the term loan pipeline. Fundings consisted of approximately 74% bridge loans and 26% term loans, with bridge production increasing 35% from the prior quarter. CoreVest distributed approximately $427 million of newly originated loans through joint venture transfers, replenishments of bridge loan securitizations, and whole loan sales.
Across our platforms, distribution remained a key driver of risk management and our ability to recycle capital. During the quarter, we completed approximately $6.8 billion of securitizations, including $639 million securitized through our Castlelake joint venture, bringing securitization issuance for the first nine months of 2026 to over $20 billion. Sequoia completed the first securitization issued through its Castlelake joint venture, while our Aspire joint venture progressed toward initial deployment. These partnerships provide additional distribution capacity and allow us to earn upfront economics on loan sales, ongoing administration fees and participation in joint venture profits, while reducing the amount of Redwood capital required to finance and hold loans.
Capital allocated to Legacy Investments declined to approximately $116 million at September 30, 2026 from $195 million at June 30, 2026 and declined approximately 75% over the past year. During the quarter, we continued to execute dispositions and resolutions, including the resolution of approximately $82 million of UPB of Legacy bridge loans and REO, with an additional $42 million resolved in October 2026. These actions are intended to reduce the associated financing burden associated with these positions and release capital for debt reduction and other accretive uses.
We also announced our plan to transition from a REIT to a taxable C-Corporation beginning in 2027 to better align our corporate structure with our operating model and provide greater flexibility to retain and reinvest earnings and utilize existing tax assets. During the quarter, we issued $205 million of convertible notes, used a portion of the proceeds to repay approximately 40% of our convertible debt maturing in 2027, and repurchased 9.2 million common shares for $34 million.
1 Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period

Subsequent to quarter-end, we expanded our strategic capital partnership with one of our CoreVest joint venture partners, extending the commitment period of the joint venture and secured revolving financing facility to March 2030 and increasing the facility’s capacity from $400 million to $500 million. The expansion also included amendments to related warrants to purchase common stock. In connection with our planned C-Corporation Conversion, we agreed to repurchase $53.1 million in liquidation amount of trust preferred securities. The agreement provides for a waiver of the REIT maintenance covenant set forth in the related junior subordinated notes, effective upon the final settlement of the repurchase.
We continued to invest in technology and operational infrastructure through RWT Horizons. AI-enabled automation expanded across technology support, finance, loan-pricing and underwriting processes, generating additional time savings and productivity improvements across the enterprise. During the first nine months of 2026, our engineering team also exceeded its full-year 2025 delivery pace without net additions to headcount, while the RWT Horizons venture investment portfolio contributed positively to fair value changes during the quarter.
Looking ahead, housing market activity continues to be influenced by elevated interest rates, affordability constraints, and uncertainty regarding economic growth. Our priorities are to accelerate remaining Legacy Investment resolutions, reduce corporate leverage through opportunistic repurchases of unsecured debt while addressing our remaining 2027 convertible debt maturity, and maintaining an expense structure appropriate for the volumes and returns available in mortgage banking. Our planned transition to a C-Corporation in 2027 is expected to support these priorities through greater earnings retention and utilization of existing tax assets. Together with expanded financing capacity and capital released through Legacy Investment resolutions, these benefits are intended to strengthen our balance sheet, support reinvestment in our Mortgage Banking platforms, expand our access to the unsecured debt markets through time and establish a more sustainable foundation for long-term book value growth.
Corporate Structure Update
As noted above, we have announced a plan to discontinue our election to be treated as a REIT for U.S. federal income tax purposes and convert to a taxable C-corporation, effective for the calendar year ending December 31, 2027 (the “C-corporation Conversion”). The C-corporation Conversion plan is expected to deliver three principal economic benefits: greater flexibility to retain and reinvest earnings in the Company’s mortgage banking platforms; a pathway to a more efficient financing structure and a lower cost of capital; and more effective utilization of our existing tax assets and lower tax liabilities in the near term.
As part of the C-corporation Conversion plan, the Board is realigning the Company’s quarterly dividend policy to the level of $0.02 per common share – a level consistent with banks, asset managers and specialty finance companies with comparable operating models – allowing the Company to retain and reinvest a greater portion of its earnings. The new quarterly dividend policy is expected to become effective upon the Board’s declaration of the fourth quarter 2026 common stock dividend in December 2026. We also expect that a C-corporation structure, supported by greater earnings retention and a stronger balance sheet, will broaden the Company’s access to institutional unsecured debt and equity capital and provide greater flexibility in future financing arrangements. Additionally, the C-corporation Conversion will allow us to use net operating loss carryforwards (“NOLs”) from our REIT-qualified businesses to offset taxes on earnings from our tax-paying businesses, which represent the vast majority of total earnings, effectively lowering the tax liabilities, and related cash expense, of our mortgage banking businesses over a multi-year period. Because of the utility the tax assets will have in this new structure, we expect to recognize an initial benefit to book value in the fourth quarter of 2026 of approximately $0.73 to $0.77 per share (estimated benefit as of September 30, 2026).
Together with our planned C-corporation Conversion, we also announced a plan to conduct an exchange offer under which common shares could be exchanged, at the holder’s option, for a new series of preferred stock with a dividend yield aligned with income-oriented investors. The exchange offer will provide common stockholders the opportunity to exchange some or all of the Redwood common stock they hold for shares of a new issue of 11.00% Series B Preferred Stock. We currently plan to exchange up to $50 million of common stock for shares of Series B Preferred Stock; the aggregate size of the exchange offer remains subject to change and may be increased.
We also announced the adoption of a Tax Benefits Preservation Rights Plan (the “Rights Plan”) to help protect the Company’s ability to use its NOLs and other tax assets under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). We estimate that we currently have approximately $304 million of U.S. federal NOLs available to offset future taxable income following the C-corporation Conversion. Our ability to use these NOLs would be substantially limited if we experienced an “ownership change” within the meaning of Section 382 of the IRC. The Rights Plan was adopted to help ensure that the NOLs are not impaired by changes to our stockholder base.
The Board also approved a 1-for-5 reverse stock split of our common stock, scheduled to take effect on January 4, 2027. The reverse stock split is being effected to enhance the marketability of our common stock, broaden our appeal to investors and better align its share structure with Redwood's evolving business model. Together with greater earnings retention and the utilization of tax assets under our planned C-Corporation transition, these actions are intended to strengthen our balance sheet, establish a more sustainable foundation for organic book value growth beginning in 2027, and expand our access to the unsecured debt markets through time.

RESULTS OF OPERATIONS
Within this Results of Operations section, in accordance with Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by comparing our quarter ended September 30, 2026 to the immediate preceding quarter ended June 30, 2026. We believe that providing a sequential discussion of our results of operations offers highly relevant information for investors and stakeholders to understand and analyze our business activities. Additionally, we generally continue to address material changes in our results of operations for the most recent fiscal year-to-date period, compared to the corresponding year-to-date period of the preceding fiscal year, pursuant to Item 303(c)(2)(i) of Regulation S-K. Unless otherwise specified, references in this section to increases or decreases during the "three month periods" refer to the change in results for the third quarter of 2026, compared to the second quarter of 2026.

Consolidated Results of Operations
The following table presents the components of our net (loss) income for the three and nine months ended September 30, 2026, the immediate preceding quarter ended June 30, 2026, and year-to-date period ended September 30, 2025.
Table 1 – Net (Loss) Income

	Three Months Ended			Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Net Interest Income From:
Sequoia Mortgage Banking	$27,480	$27,274	$206	$79,723	$41,382	$38,341
Aspire Mortgage Banking	6,652	3,561	3,091	13,855	(519)	14,374
CoreVest Mortgage Banking	771	1,282	(511)	4,162	3,034	1,128
Redwood Investments	18,939	10,170	8,769	41,551	46,349	(4,798)
Legacy Investments	(13,279)	(10,403)	(2,876)	(32,392)	(34,750)	2,358
Corporate/other	34	187	(153)	486	1,274	(788)
Net Interest Income	40,597	32,071	8,526	107,385	56,770	50,615
Non-Interest Income
Sequoia mortgage banking activities, net	11,558	12,944	(1,386)	46,553	68,761	(22,208)
Aspire mortgage banking activities, net	(9,013)	9,199	(18,212)	2,870	6,505	(3,635)
CoreVest mortgage banking activities, net	6,352	9,928	(3,576)	23,509	38,776	(15,267)
Total Mortgage Banking activities, net	8,897	32,071	(23,174)	72,932	114,042	(41,110)
Redwood Investments Investment fair value changes, net	(15,956)	(10,171)	(5,785)	(41,570)	(7,117)	(34,453)
Legacy Investments Investment fair value changes, net	(22,406)	(12,314)	(10,092)	(42,211)	(91,046)	48,835
Mortgage Banking, Corporate/Other Investment fair value changes, net	276	(38)	314	(27)	1,300	(1,327)
Total Investment fair value changes, net	(38,086)	(22,523)	(15,563)	(83,808)	(96,863)	13,055
HEI (loss) income, net	(3,660)	2,798	(6,458)	6,247	(2,279)	8,526
Servicing income	3,502	2,648	854	14,171	6,431	7,740
Fee income	2,188	2,960	(772)	8,034	9,139	(1,105)
Other income, net	3,503	5,985	(2,482)	11,925	1,719	10,206
Realized (losses) gains, net	(4,027)	—	(4,027)	(4,027)	1,159	(5,186)
Total non-interest (loss) income, net	(27,683)	23,939	(51,622)	25,474	33,348	(7,874)
General and administrative expenses	(38,538)	(38,198)	(340)	(126,094)	(113,161)	(12,933)
Portfolio management costs	(10,992)	(7,030)	(3,962)	(26,751)	(23,500)	(3,251)
Loan acquisition costs	(6,551)	(5,990)	(561)	(19,270)	(12,704)	(6,566)
Other expenses	(6,957)	(4,747)	(2,210)	(18,829)	(13,625)	(5,204)
Total Operating expenses	(63,038)	(55,965)	(7,073)	(190,944)	(162,990)	(27,954)
Net Loss Before Income Taxes	(50,124)	45	(50,169)	(58,085)	(72,872)	14,787
Benefit (provision) for income taxes	4,619	(1,145)	5,764	5,977	(17,177)	23,154
Net Loss	(45,505)	(1,100)	(44,405)	(52,108)	(90,049)	37,941
Dividends on preferred stock	(1,750)	(1,758)	8	(5,258)	(5,257)	(1)
Net Loss Related to Common Stockholders	$(47,255)	$(2,858)	$(44,397)	$(57,366)	$(95,306)	$37,940

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Net loss related to common stockholders for the three months ended September 30, 2026 totaled $47 million, compared with a net loss of $3 million for the three months ended June 30, 2026. The increase in net loss primarily reflected fair value losses within Legacy Investments primarily linked to dispositions, and to a lesser extent lower mortgage banking income within Aspire Mortgage Banking, less favorable investment fair value changes within Redwood Investments and lower HEI results. Higher operating expenses and realized losses associated with the repurchase of a portion of our convertible senior notes during the third quarter also contributed to the decline. These impacts were partially offset by higher net interest income and a change from a provision for income taxes in the prior quarter to a benefit in the current quarter.
Net interest income increased by $9 million to $41 million during the third quarter. Redwood Investments contributed an increase of approximately $9 million, primarily reflecting higher interest income generated by retained interest-only and other assets sourced through Sequoia. Aspire net interest income increased by approximately $3 million, reflecting higher interest income earned on retained interest-only assets and loans held-for-sale, partially offset by higher financing costs. These increases were partially offset by an approximately $3 million increase in net interest expense within Legacy Investments, reflecting the ongoing financing burden on the remaining portfolio as assets are resolved, and a modest decline in CoreVest Mortgage Banking net interest income. Sequoia Mortgage Banking net interest income remained relatively consistent with the prior quarter.
Mortgage banking activities, net decreased by $23 million to $9 million during the third quarter, primarily reflecting a combination of wider execution spreads and lower volume at Aspire and lower valuation gains at CoreVest. Total mortgage banking production declined by 17% to $6.6 billion from $8.0 billion in the prior quarter as the platforms deliberately reduced acquisition activity and prioritized distribution in response to a sharp increase in long-term interest rates and wider credit spreads. Despite the lower production, we distributed $8.8 billion of loans through securitizations, whole loan sales and joint ventures, compared with $8.2 billion in the prior quarter, significantly reducing mortgage banking inventory exposure.
At Sequoia, Mortgage banking activities, net decreased by approximately $1 million. Lock volumes declined by 9% to $5.1 billion while gain-on-sale margins increased to 113 basis points from 92 basis points in the prior quarter, reflecting disciplined pricing, distribution execution and hedge performance. Sequoia continued to demonstrate strong distribution capabilities through securitizations, whole loan sales and joint ventures, including $1.2 billion of loans transferred to the joint venture. Aspire mortgage banking activities, net decreased by $18 million, resulting in a $9 million loss, reflecting lower hedge effectiveness on beginning-of-quarter loan inventory amid a sharp rise in short-term rates, extended distribution timelines and wider non-QM securitization spreads. Lock volumes declined by 45% to $1.1 billion as we deliberately reduced bulk activity in response to market conditions. Aspire nevertheless distributed $1.3 billion of loans through two securitizations and whole loan sales. CoreVest mortgage banking activities, net decreased by approximately $4 million, reflecting lower loan valuation gains, while funded volume remained relatively consistent at $406 million, as higher bridge fundings offset lower term loan fundings.
Investment fair value changes, net declined by $16 million, resulting in $38 million of negative fair value changes during the third quarter, compared with $23 million of negative fair value changes in the prior quarter. Within Redwood Investments, negative fair value changes increased by approximately $6 million, primarily reflecting fair value declines across the retained investment portfolio driven by the sharp increase in benchmark interest rates and wider credit spreads. These declines were partially offset by $5 million of positive fair value changes from the RWT Horizons portfolio. Together with lower other income, a higher provision for income taxes and higher expenses, these changes contributed to Redwood Investments generating a net loss of approximately $4 million, compared with net income of approximately $1 million in the prior quarter.
Negative investment fair value changes within Legacy Investments increased by approximately $10 million, primarily associated with accelerated legacy bridge loan resolutions and REO dispositions. HEI income, net decreased by approximately $6 million, resulting in a $4 million loss during the third quarter, primarily due to fair value changes on the Legacy HEI portfolio. Together with higher net interest expense and portfolio management costs, these changes contributed to a Legacy Investments segment net loss of $45 million, compared with a net loss of $23 million in the prior quarter. Notwithstanding these results, capital allocated to Legacy Investments declined by $79 million to $116 million, or 7% of total invested capital, reflecting dispositions, lower asset carrying values and increased secured financing.
Operating expenses increased by $7 million to $63 million for the third quarter of 2026, compared with $56 million for the second quarter of 2026. General and administrative expenses remained relatively consistent with the prior quarter. Portfolio management costs increased by approximately $4 million, primarily reflecting higher costs associated with Legacy Investment resolutions and the retained investment portfolio within Redwood Investments.

Overall, third quarter results reflect resilient performance across our core operating platforms during a period of significant interest rate and mortgage spread volatility. Higher net interest income, improved Sequoia margins and strong distribution activity were offset primarily by disposition-related valuation changes and ongoing financing and resolution costs within Legacy Investments, and to a lesser extent by wider execution spreads and lower volume at Aspire, lower loan valuation gains at CoreVest, and market-driven valuation changes within Redwood Investments.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net loss related to common stockholders for the nine months ended September 30, 2026 totaled $57 million, compared with a net loss of $95 million for the nine months ended September 30, 2025. The improvement was primarily driven by a $51 million increase in net interest income, a $23 million change from a provision for income taxes in the prior-year period to a benefit in the current-year period, a $13 million improvement in investment fair value changes, net, and higher HEI, servicing and other income. These impacts were partially offset by a $41 million decline in mortgage banking activities, net and $28 million of higher operating expenses.
Net interest income increased by $51 million to $107 million during the nine months ended September 30, 2026, driven by a combined increase of approximately $54 million across our Mortgage Banking platforms. Sequoia contributed $38 million of the increase, primarily reflecting significantly higher loan purchase volumes, increased average inventory balances and continued capital deployment into residential securities used to hedge the pipeline. Aspire net interest income increased by approximately $14 million as the platform continued to scale. These increases were partially offset by a $5 million decline in net interest income from Redwood Investments, reflecting portfolio repositioning and paydowns.
Mortgage banking production increased by 50% to $23.2 billion during the nine months ended September 30, 2026 from $15.4 billion in the prior-year period, primarily reflecting continued growth at Sequoia and the scaling of Aspire. Growth across these platforms was supported by expansion of our loan seller network, increased activity from banks and independent mortgage bankers, broader product offerings and demand for expanded-credit products. Total distributions more than doubled to approximately $25.7 billion through securitizations, whole loan sales and joint ventures, supporting capital recycling and the significant increase in production. Despite this growth, mortgage banking activities, net decreased by $41 million to $73 million, as lower gain-on-sale margins at Sequoia, lower margins and funding volumes at CoreVest, and third-quarter valuation losses on Aspire loan inventory and purchase commitments more than offset the benefit of higher production and the increased contribution from Aspire earlier in the year.
At Sequoia, lock volumes increased by 40% to $17.2 billion and distributions more than doubled to $20.5 billion. However, Sequoia mortgage banking activities, net decreased by $22 million as gain-on-sale margins declined to 100 bps from 118 bps in the prior-year period. Aspire lock volumes increased to $4.8 billion from $1.7 billion and distributions increased to $3.6 billion from $0.2 billion. Aspire’s gain-on-sale margin increased to 67 bps from 55 basis points in the prior-year period, supported by higher net interest income and securitization issuance activity. However, Aspire mortgage banking activities, net decreased by approximately $4 million, as third-quarter fair value declines on loan inventory and purchase commitments, which were only partially offset by hedge gains, more than offset the benefit of higher production during the first half of 2026. CoreVest mortgage banking activities, net decreased by $15 million, reflecting lower margins and a 17% decline in funding volumes to $1.2 billion.
Investment fair value changes, net improved by $13 million, resulting in $84 million of negative fair value changes during the nine months ended September 30, 2026, compared with $97 million of negative fair value changes in the prior-year period. The improvement primarily reflected a $49 million reduction in negative fair value changes within Legacy Investments, as the prior-year period included significant adverse fair value adjustments on legacy unsecuritized bridge and term loans associated with anticipated resolutions and credit deterioration. During the third quarter of 2026, $27 million of loans that were 90 or more days delinquent were resolved as part of the continued wind down of the remaining legacy portfolio and reduction of the associated financing burden. This improvement was partially offset by a $34 million increase in negative fair value changes within Redwood Investments, reflecting market-driven valuation changes on portfolio investments and related hedges, including the effects of the sharp increase in benchmark interest rates and wider credit spreads during the third quarter of 2026.
HEI income, net improved by $9 million, from a $2 million loss in the prior-year period to $6 million of income during the nine months ended September 30, 2026. The prior-year period included fair value losses associated with the sale of a portfolio of third-party-originated HEI, which was completed during the third quarter of 2025, while current-period results reflected positive income from the remaining HEI portfolios through the first half of 2026, partially offset by negative fair value changes on the Legacy HEI portfolio during the third quarter. Servicing income and other income increased by approximately $18 million in aggregate, reflecting higher servicing-related earnings and positive contributions from RWT Horizons and other portfolio activity.

Operating expenses increased by $28 million to $191 million during the nine months ended September 30, 2026. General and administrative expenses increased by $13 million, including approximately $7 million of severance and organizational restructuring costs recognized in the first quarter. Loan acquisition costs and other expenses increased by approximately $12 million in aggregate, reflecting higher mortgage banking production. Portfolio management costs increased by approximately $3 million, primarily within Redwood Investments.
The $23 million favorable change in income taxes reflected a $6 million benefit during the current-year period compared with a $17 million provision during the prior-year period, primarily as our taxable REIT subsidiaries generated GAAP losses in the first nine months of 2026 compared with GAAP income in the prior-year period.
Overall, results for the first nine months of 2026 reflect substantially higher production and net interest income across our Mortgage Banking platforms, particularly Sequoia and Aspire, together with a reduction in negative fair value changes within Legacy Investments and higher servicing and other income. These improvements were partially offset by normalization of Sequoia gain-on-sale margins, third-quarter valuation losses at Aspire, lower CoreVest margins and funding volumes, and higher operating expenses associated with increased production and the organizational restructuring completed in the first quarter. Results also reflect significantly higher distribution activity, which supported capital recycling and continued diversification across securitizations, whole loan sales and joint venture channels. Results also reflect continued execution on our strategic repositioning, including the reduction of capital allocated to Legacy Investments to $116 million at September 30, 2026.
See further discussion of these results in the Segment Results section in Part I, Item 2 of this Quarterly Report on Form 10-Q

Consolidated Market Valuation Gains and Losses, Net
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of (loss) income for the three and nine months ended September 30, 2026, the immediate preceding quarter ended June 30, 2026 and year-to-date period ended September 30, 2025.
Table 2 – Consolidated Market Valuation Gains and Losses, Net

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Mortgage Banking Activities, Net
Residential consumer loans held-for-sale	$(56,326)	$(894)	$(40,931)	$19,802
Residential consumer LPCs	(47,225)	42,042	(3,186)	80,764
Residential investor term loans held-for-sale	1,001	2,657	2,083	13,666
Residential investor term loan IRLCs	21	(30)	(100)	1,115
Residential investor bridge loans	119	836	1,319	5,635
Trading securities (1)	48,700	8,027	93,923	(92,354)
Risk management derivatives, net	56,156	(30,533)	(5,759)	63,568
Total mortgage banking activities, net (2)	2,446	22,105	47,349	92,196
Investment Fair Value Changes, Net
Residential investor term loans held-for-sale	(132)	(1,371)	(1,390)	(9,671)
Residential investor bridge loans held-for-investment	(4,247)	(1,234)	(2,143)	(86,783)
Real estate securities	1,548	(10,640)	1,509	(6,397)
Servicer advance investments	1,488	(1,625)	6,766	(4,098)
Excess MSRs	(389)	281	1,912	(2,230)
Net investments in Sequoia entities (3)	84,098	39,450	134,440	(31,615)
Net investments in SLST (re-performing loans) entities (3)	—	—	—	34,210
Net investments in CAFL entities (3)	(8,841)	(5,262)	(28,643)	(542)
Other investments (4)	1,611	(5,798)	(8,440)	(25,447)
Risk management derivatives, net	(113,222)	(36,324)	(187,820)	35,683
Total investment fair value changes, net	(38,086)	(22,523)	(83,809)	(96,890)
HEI income, Net
Unsecuritized HEI	(879)	3,325	7,555	(6,972)
Net investments in HEI securitization entities (3)	(2,802)	(548)	(1,457)	4,293
Total HEI income, net	(3,681)	2,777	6,098	(2,679)
Servicing income, net
MSRs	33	(863)	4,227	(1,033)
Total Servicing income, net (5)	33	(863)	4,227	(1,033)
Total Market Valuation Gains, Net	$(39,288)	$1,496	$(26,135)	$(8,406)
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
We discuss our Mortgage Banking platforms ("Mortgage Banking") on a combined basis to reflect the manner in which management evaluates the performance of its mortgage origination and distribution activities. Our Mortgage Banking platforms consist of the Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments. Revenue from these platforms is primarily driven by loan production volumes, gain-on-sale margins, and execution across distribution channels. While each segment is reported separately, a combined discussion provides useful context for understanding the key drivers of changes in results of operations, with additional segment-level detail provided in the sections following. Prior-period amounts have been conformed to the current presentation, as applicable.
Beginning in the first quarter of 2026, we also began allocating corporate financing costs, comprised of interest expense on our promissory notes, trust preferred securities, convertible debt, and senior unsecured notes, as well as our preferred stock dividend to our operating or reportable segments for informational purposes. Corporate and other activities that are not directly allocated to the Company’s operating segments are included in Corporate/Other. For comparability purposes, prior period segment information has been adjusted to reflect this allocation.
The following table presents the segment contribution from our operations, reconciled to our net loss related to common stockholders for the three and nine months ended September 30, 2026, the immediate preceding quarter June 30, 2026, and year-to-date period September 30, 2025. For comparability purposes, prior period segment information has been adjusted to reflect the changes discussed above.
Table 3 – Segment Results Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Segment Contribution from:
Sequoia	$32,346	$31,601	$745	$101,778	$65,789	$35,989
Aspire	(5,429)	7,308	(12,737)	4,147	781	3,366
CoreVest	129	1,167	(1,038)	(2,081)	10,098	(12,179)
Total Mortgage Banking	27,046	40,076	(13,030)	103,844	76,668	27,176
Redwood Investments	(4,424)	743	(5,167)	(11,681)	30,659	(42,340)
Legacy Investments	(44,989)	(23,320)	(21,669)	(81,369)	(148,335)	66,966
Total Reportable Segments	(22,367)	17,499	(39,866)	10,794	(41,008)	51,802
Reconciling Item:
Corporate/Other (1)	(24,888)	(20,357)	(4,531)	(68,160)	(54,298)	(13,862)
Net Loss Related to Common Stockholders	$(47,255)	$(2,858)	$(44,397)	$(57,366)	$(95,306)	$37,940
(1) Corporate/Other is not a reportable segment. It reflects items not allocated to the reportable segments, consisting primarily of general and administrative expenses and realized losses. Beginning in the first quarter of 2026, corporate financing costs and preferred dividends are allocated to the segments.
The sections that follow provide further detail on our segments and their results of operations for the three and nine months ended September 30, 2026, the immediate preceding quarter ended June 30, 2026, and year-to-date period ended September 30, 2025.

Mortgage Banking Platforms
Our Mortgage Banking platforms, consisting of the Sequoia Mortgage Banking, Aspire Mortgage Banking and CoreVest Mortgage Banking segments, generate income from the origination or acquisition of loans and the subsequent sale or securitization of those loans.
Sequoia Mortgage Banking consists of a mortgage loan conduit that acquires residential consumer loans from third-party originators for subsequent sale to whole loan buyers, securitization through our SEMT® (Sequoia) private-label securitization program, or transfer into our Redwood Investments portfolio or into joint ventures. In the second quarter of 2026 we launched a strategic joint venture to acquire prime jumbo residential mortgage loans sourced through our Sequoia platform and provide additional capital to support loan acquisition and securitization activities. Subordinate securities and certain interest-only securities that we retain from our Sequoia securitizations (many of which we consolidate for GAAP purposes) are transferred to and held in our Redwood Investments segment. We typically acquire residential consumer mortgages and the related mortgage servicing rights on a flow or bulk basis from our extensive network of loan sellers.
In the first quarter of 2025, we launched an additional mortgage loan conduit under our Aspire brand that acquires mortgage loans under expanded underwriting criteria, which we also refer to as "Expanded" or "non-QM." These loan programs, primarily bank statement and DSCR loans, are designed for prime-quality borrowers seeking alternative underwriting solutions (including the use of bank statements and rental income to derive income), a segment that continues to grow within the U.S. housing market. In the first quarter of 2026, due to the continued scaling and distinct operating characteristics of this platform, we began reporting Aspire as a separate reportable segment, Aspire Mortgage Banking.
CoreVest Mortgage Banking consists of a platform that originates residential investor loans, including term and bridge loans, for subsequent securitization, whole loan sale, transfer into our Redwood Investments portfolio, or contribution to joint ventures. Term loans are secured by stabilized residential rental properties and include larger-balance loans and smaller-balance DSCR loans, which are underwritten primarily based on the property’s debt service coverage ratio. Bridge loans generally finance transitional properties or value-add strategies. CoreVest loans are typically distributed through our CAFL® private-label securitization program or through whole loan sales. CoreVest also administers two joint ventures that invest in residential investor loans originated by the platform, for which we earn ongoing administrative fees and may earn performance-based fees.
Our inventory of loans is managed with a combination of our capital and loan warehouse facilities. Nearly all of the financing facilities used for our Sequoia and Aspire mortgage banking segments are marginable (i.e., subject to margin calls based solely on the lender's determination, in its discretion, of the market value of the underlying collateral that is non-delinquent), while all of the financing facilities for our CoreVest mortgage banking segment are non-marginable.
The main sources of mortgage banking income across our segments are net interest income from our inventory of loans held-for-sale (including interest expense on secured financings and allocated corporate financing costs), securities utilized for interest rate hedging purposes, as well as mortgage banking activities, net which includes origination and other fees on loans, mark-to-market adjustments on loans from the time loans are originated or purchased to when they are sold, securitized or transferred into our Redwood Investments portfolio, as well as loan purchase commitments, interest rate lock commitments and the hedges used to manage risks associated with these activities. See Note 5 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on the composition of mortgage banking activities. Fee income associated with our administration of joint ventures and other loan-related administrative functions is also included in the applicable mortgage banking segment within Fee income, net. Direct operating expenses and tax expenses associated with these activities are also included in each mortgage banking segment.

The following table presents key earnings for our Mortgage Banking platforms, in total and by segment, during the three and nine months ended September 30, 2026, the immediate preceding quarter June 30, 2026, and year-to-date period through September 30, 2025.
Table 4 – Mortgage Banking Earnings Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Sequoia Mortgage Banking:
Mortgage banking income	$39,630	$40,218	$(588)	126,868	$110,143	$16,725
Operating expenses	(8,881)	(8,232)	(649)	(27,003)	(21,742)	(5,261)
Benefit from (provision for) income taxes	2,371	134	2,237	3,750	(21,233)	24,983
Dividends on preferred stock	(774)	(519)	(255)	(1,837)	(1,379)	(458)
Segment Contribution	$32,346	$31,601	$745	$101,778	$65,789	$35,989

Aspire Mortgage Banking:
Mortgage banking income	$(2,260)	$12,790	$(15,050)	16,856	$5,986	$10,870
Operating expenses	(3,809)	(3,893)	84	(11,214)	(4,316)	(6,898)
Benefit from (provision for) income taxes	779	(1,419)	2,198	(982)	(782)	(200)
Dividends on preferred stock	(139)	(170)	31	(513)	(107)	(406)
Segment Contribution	$(5,429)	$7,308	$(12,737)	$4,147	$781	$3,366

CoreVest Mortgage Banking:
Mortgage banking income	$8,965	$13,486	$(4,521)	34,940	$54,387	$(19,447)
Operating expenses	(12,192)	(12,515)	323	(42,547)	(45,018)	2,471
Benefit from income taxes	3,445	285	3,160	5,791	975	4,816
Dividends on preferred stock	(89)	(89)	—	(265)	(246)	(19)
Segment Contribution	$129	$1,167	$(1,038)	$(2,081)	$10,098	$(12,179)

Total Mortgage banking:
Mortgage banking income	$46,335	$66,494	$(20,159)	178,664	$170,516	$8,148
Operating expenses	(24,882)	(24,640)	(242)	(80,764)	(71,076)	(9,688)
Benefit from (provision for) income taxes	6,595	(1,000)	7,595	8,559	(21,040)	29,599
Dividends on preferred stock	(1,002)	(778)	(224)	(2,615)	(1,732)	(883)
Mortgage Banking Contribution	$27,046	$40,076	$(13,030)	$103,844	$76,668	$27,176
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

The following tables summarize certain operating metrics related to our portfolio of loans included in the Sequoia Mortgage Banking segment, Aspire Mortgage Banking segment and CoreVest Mortgage Banking segment, during the three and nine months ended September 30, 2026, the immediate preceding quarter ended June 30, 2026, and year-to-date period through September 30, 2025.
Table 5 – Sequoia Mortgage Banking Operating Metrics

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Loan locks	$5,087,961	$5,560,628	$17,166,721	$12,228,679
LPCs entered into (loan locks, adjusted for expected fallout)	4,355,215	4,977,718	14,831,146	11,569,152
Acquisitions	5,147,139	4,932,316	15,730,485	8,382,587
Number of loans acquired(1)	6,219	4,991	17,868	8,787
Weighted average contractual interest rate	6.45%	6.29%	6.42%	6.24%
Distributions(2)	$7,117,075	$6,549,665	$20,546,566	$9,503,132
Sales (UPB)	738,290	1,190,706	2,843,880	1,934,319
Transfer to joint ventures	1,209,511	25,030	1,234,540	—
Securitizations (UPB)(2)(3)	5,169,274	5,333,929	16,468,146	7,568,813
Cost per loan(4)	20 bps	17 bps	18 bps	19 bps
Gain-on-sale margin(5)	113 bps	92 bps	100 bps	118 bps
(1)Number of loans presented in units.
(2)Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period.
(3)Excludes $639 million of loans securitized through our Castlelake joint venture.
(4)Cost per loan for the Sequoia Mortgage Banking segment is calculated as operating expenses of this segment divided by loan purchase commitments of this segment, reflected in basis points ("bps").
(5)Gain-on-sale margins reflect net revenue excluding the allocation of corporate unsecured financing costs, divided by loan purchase commitments.
Table 6 – Aspire Mortgage Banking Operating Metrics

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Loan locks	$1,137,479	$2,052,576	$4,752,437	$1,685,988
LPCs entered into (loan locks, adjusted for expected fallout)	762,877	1,450,086	3,369,642	1,641,720
Acquisitions	1,362,386	1,298,350	3,731,613	794,602
Number of loans acquired(1)	2,290	2,417	6,476	1,388
Weighted average contractual interest rate	6.91%	6.79%	6.86%	7.38%
Distributions	$1,290,151	$1,312,258	$3,649,350	$189,282
Sales (UPB)	385,774	392,753	1,434,191	189,282
Securitizations (UPB)	904,377	919,505	2,215,159	—
Cost per loan(2)	50 bps	27 bps	33 bps	34 bps
Gain-on-sale margin(3)	(7) bps	101 bps	67 bps	55 bps
(1)Number of loans presented in units.
(2)Cost per loan for the Aspire Mortgage Banking segment is calculated as operating expenses of this segment divided by loan purchase commitments of this segment.
(3)Gain-on-sale margins reflect net revenue excluding the allocation of corporate unsecured financing costs, divided by loan purchase commitments.

Table 7 – CoreVest Mortgage Banking Operating Metrics

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Term loan fundings	$104,198	$186,557	$458,344	$645,060
Bridge loan fundings	301,416	223,660	789,908	866,856
Total loan fundings	405,614	410,217	1,248,252	1,511,916
Term loan sales	70,108	60,806	260,214	311,142
Bridge loan sales	465	51,062	155,799	665,529
Transfers to joint ventures	243,501	253,135	883,666	788,688
Transfers to securitizations (1)	113,332	278,027	695,090	164,792
Total Loan distributions	427,406	643,030	1,994,769	1,930,151
Net cost to originate (2)	103 bps	96 bps	92 bps	91 bps
(1) For the three months ended June 30, 2026 and nine months ended September 30, 2026 includes joint venture securitizations of $268 million of UPB.
(2)Net Cost to Originate is calculated as operating expenses, adjusted for organizational restructuring charges associated with employee severance and related transition expenses, less origination fees and other fees attributable to this segment, divided by this segment’s funding volume.
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
The $13 million decrease in Mortgage Banking contribution during the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, was primarily driven by a $20 million decrease in mortgage banking income, partially offset by a $8 million favorable change in income taxes, reflecting a shift from an income tax provision in the prior quarter to an income tax benefit in the current quarter. The decrease in segment contribution was primarily attributable to Aspire Mortgage Banking, which reported a segment loss of $5 million compared to segment income of $7 million in the prior quarter, while Sequoia Mortgage Banking was relatively unchanged at $32 million and CoreVest Mortgage Banking decreased $1 million, to approximately breakeven.
Mortgage Banking production volumes decreased to $6.6 billion during the third quarter of 2026, compared to $8.0 billion in the second quarter of 2026. The decrease primarily reflected a deliberately more measured operating posture in response to a sharp increase in long-term interest rates and wider credit spreads. Sequoia lock volume decreased to $5.1 billion from $5.6 billion. While Aspire lock volume decreased 45% to $1.1 billion from a record $2.1 billion in the second quarter. Aspire's active seller network continued to expand, reaching over 165 loan sellers compared with over 150 in the second quarter. CoreVest funding volume remained relatively stable at $406 million. Bridge loan fundings increased 35% to $301 million, while term loan fundings decreased 44% to $104 million, as higher rates continued to weigh on demand for term loans.
Mortgage Banking income decreased to $46 million from $66 million, primarily reflecting a $15 million decrease in mortgage banking income within the Aspire Mortgage Banking segment, which reported a mortgage banking loss of $2 million. Aspire Mortgage Banking's gain-on-sale margin declined to negative 7 basis points from 101 basis points, reflecting lower hedge effectiveness on beginning-of-quarter loan inventory, extended distribution timelines and wider non-QM securitization spreads, which reduced the fair value of loan inventory and impacted execution on securitizations issued during the quarter. Loan purchase commitments decreased 47% to $763 million. At CoreVest, mortgage banking income decreased $5 million to $9 million, reflecting lower mortgage banking activities, net and lower fee income. Sequoia mortgage banking income was relatively unchanged at $40 million, as an increase in gain-on-sale margin to 113 basis points from 92 basis points offset a 13% decrease in loan purchase commitments to $4.4 billion. Sequoia's gain-on-sale margin was above the Company's historical targeted range of 75 to 100 basis points.
Distribution activity remained strong during the quarter, supported by continued execution across securitization, whole loan sale and joint venture channels. Mortgage Banking distributed $8.8 billion1 of loans during the quarter, compared to $8.2 billion during the second quarter, including $6.2 billion1 2 through securitizations, $1.5 billion through transfers to joint ventures and $1.2 billion through whole loan sales.
1 Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period
2 Excludes $639 million of loans securitized through our Castlelake joint venture, which are also included in transfers to joint ventures.

Sequoia accounted for $7.1 billion1 of distributions, including $5.2 billion through securitizations, $1.2 billion through transfers to its Castlelake joint venture and $738 million through whole loan sales. Sequoia completed ten securitizations totaling $5.8 billion1 2, including the joint venture’s first securitization.
Aspire’s distributions totaled $1.3 billion, comprising $904 million through securitizations—including its fourth and fifth SPIRE transactions—and $386 million through whole loan sales. Aspire also continued operational preparations for its previously announced joint venture, with utilization anticipated to begin in the fourth quarter of 2026.
CoreVest distributed $427 million of newly originated loans through $244 million of sales to joint ventures, $113 million of replenishments of bridge loan securitizations and $70 million of whole loan sales.
Operating expenses were relatively unchanged at $25 million during the third quarter of 2026 compared to the second quarter, as a $1 million increase at Sequoia, primarily reflecting higher loan acquisition costs on a 25% increase in the number of loans acquired, was partially offset by modest decreases at Aspire and CoreVest. Cost per loan increased at Sequoia to 20 basis points from 17 basis points and at Aspire to 50 basis points from 27 basis points, reflecting lower loan purchase commitments. CoreVest net cost to originate increased to 103 basis points from 96 basis points. The change from a tax provision to a tax benefit from the prior quarter was primarily the result of TRS GAAP losses during the three months ended September 30, 2026, as compared to TRS GAAP income during the three months ended June 30, 2026.
Capital allocated to the Mortgage Banking platforms decreased to $580 million at September 30, 2026, compared to $628 million at June 30, 2026, reflecting decreases of $25 million each at Sequoia and Aspire, to $275 million and $175 million, respectively, as loan sales and joint venture distribution reduced the working capital needs for loan inventory. Capital allocated to CoreVest remained relatively flat at $130 million, compared to $128 million at June 30, 2026.
Overall, Mortgage Banking results for the current quarter reflect the impact of a sharp increase in interest rates and wider credit spreads on production volumes and loan valuations, significantly lower gross margins at Aspire, partially offset by strong gain-on-sale margins at Sequoia.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The $27 million increase in Mortgage Banking contribution during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by a $8 million increase in mortgage banking income and a $30 million change in income taxes, partially offset by a $10 million increase in operating expenses. Mortgage Banking contribution increased to $104 million during the current-year period from $77 million during the prior-year period. Sequoia’s contribution increased $36 million to $102 million, and Aspire’s contribution increased $3 million to $4 million. These increases were partially offset by a $12 million decrease in CoreVest’s contribution, which reported a segment loss of $2 million.
Mortgage Banking production volumes increased 50% to $23.2 billion during the nine months ended September 30, 2026, compared to approximately $15.4 billion during the prior-year period. The increase was primarily driven by continued growth at Sequoia, where loan locks increased 40% to $17.2 billion, and the continued scaling of Aspire, where loan locks increased to $4.8 billion from $1.7 billion during its initial ramp-up period in 2025. Growth across these platforms reflected expansion of the Company’s loan seller network, increased activity from bank and independent mortgage bank counterparties, broader product offerings, and increasing demand for expanded credit products. These increases were partially offset by lower CoreVest funding volume, reflecting a more cautious approach to loan production in response to market volatility, and evolving demand from real estate investors amid persistently higher interest rates.
Mortgage banking income increased to $179 million during the nine months ended September 30, 2026, compared to $171 million during the prior-year period. The increase was primarily attributable to higher production volumes and strong capital markets execution at Sequoia and Aspire, where mortgage banking income increased $17 million to $127 million and $11 million to $17 million, respectively, partially offset by lower funding volumes at CoreVest, where mortgage banking income decreased $19 million to $35 million as well as third-quarter valuation losses at Aspire and normalization in Sequoia gain-on-sale margins from elevated prior-year levels. Sequoia's gain-on-sale margin decreased to 100 basis points from 118 basis points in the prior-year period, remaining at the upper end of the Company's long-term targeted range of 75 to 100 basis points, while Aspire's gain-on-sale margin increased to 67 basis points from 55 basis points.
1 Includes securitizations of previously retained investments from Sequoia securitizations as well as securitizations that were issued and called within the reporting period.
2 Includes $639 million of loans securitized through our Castlelake joint venture, which are also included in transfers to joint ventures.

Distribution activity also increased significantly, with $25.7 billion1 of loans distributed through securitizations, whole loan sales and joint ventures during the nine months ended September 30, 2026, compared to $11.6 billion during the prior-year period. The increase was primarily driven by higher Sequoia distributions, which increased to $20.5 billion from $9.5 billion, and the continued development of Aspire's distribution capabilities, which distributed $3.6 billion of loans compared to $189 million. Increased distribution activity supported capital recycling and enabled the platforms to accommodate higher production volumes while maintaining diversified access to capital markets.
Operating expenses increased to $81 million during the nine months ended September 30, 2026, compared to $71 million during the prior-year period, primarily reflecting higher variable and production-related expenses and continued investment in personnel, infrastructure and capital markets capabilities. Operating expenses at Sequoia and Aspire increased $5 million and $7 million, respectively, partially offset by a $2 million decrease at CoreVest. The nine-month period also included severance and organizational restructuring costs of approximately $5 million within the CoreVest segment. Operating efficiency was relatively stable across the platforms, with Sequoia cost per loan of 18 basis points compared to 19 basis points, Aspire cost per loan of 33 basis points compared to 34 basis points, and CoreVest net cost to originate of 92 basis points compared to 91 basis points. The change from a tax provision to a tax benefit for the nine-month periods ended September 30, 2025 and 2026, respectively, was primarily the result of GAAP income earned at our taxable REIT subsidiary ("TRS") in 2025 compared to TRS GAAP losses in 2026. The favorable change in income taxes reflected a $9 million benefit during the current-year period compared to a $21 million provision during the prior-year period, primarily attributable to changes in taxable income generated within the Company's taxable REIT subsidiaries.
Overall, the current-year results reflect substantially higher production and distribution activity, continued platform diversification and a favorable change in income taxes, partially offset by normalization in gain-on-sale margins, significantly lower third quarter gross margins at Aspire and lower CoreVest funding activity.
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
In the second quarter of 2025, the non-core legacy assets historically held in this segment were formally reclassified to the newly established Legacy Investments segment. This reclassification did not impact our consolidated financial results but served to better align Redwood’s disclosure with its strategic focus. All relevant prior period amounts and disclosures have been conformed to reflect the current segment structure.
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
The following table presents an earnings summary for our Redwood Investments segment for the three and nine months ended September 30, 2026, the immediate preceding quarter ended June 30, 2026, and the year-to-date period ended September 30, 2025.
Table 8 – Redwood Investments Earnings Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Net interest income	$18,939	$10,170	$8,769	$41,551	$46,349	$(4,798)
Investment fair value changes, net	(15,956)	(10,171)	(5,785)	(41,570)	(7,117)	(34,453)
HEI income, net (1)	453	493	(40)	1,521	926	595
Servicing income	3,401	2,618	783	14,040	6,431	7,609
Fee income, net	868	453	415	1,513	823	690
Other income, net	1,921	5,193	(3,272)	8,012	1,156	6,856
Realized gains, net	—	—	—	—	1,207	(1,207)
Operating expenses	(9,983)	(6,632)	(3,351)	(29,269)	(19,364)	(9,905)
(Provision for) Benefit from income taxes	(3,622)	(623)	(2,999)	(5,618)	1,841	(7,459)
Preferred Dividends	(445)	(758)	313	(1,861)	(1,593)	(268)
Segment (Loss) Contribution	$(4,424)	$743	$(5,167)	$(11,681)	$30,659	$(42,340)
(1) Includes income from HEI that were originated through our Aspire HEI platform. Third-party originated HEI are included in our Legacy Investments segment.
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
We hold certain of our investments, primarily our MSRs, at our TRS. Activity at this segment performed within our TRS is subject to federal and state income taxes. The provision or benefit for income taxes at this segment is primarily driven by the amount of GAAP income or losses generated by portfolio assets at our TRS.

Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
The $5 million decrease in segment contribution for the three months ended September 30 2026, compared to the three months ended June 30, 2026, was primarily driven by higher investment fair value losses, a decrease in Other income, net as a result of lower earnings from equity method investments, higher Operating expenses from increased Portfolio management costs and increased Other expenses, and a higher provision for income taxes. These decreases were partially offset by a $9 million increase in Net interest income and a $1 million increase in servicing income.
Investment fair value changes, net decreased $6 million, primarily due to fair value declines of risk management derivatives in excess of net increases in the value of our retained investment portfolio, driven by the sharp increase in benchmark interest rates and spread widening during the third quarter of 2026. These declines were partially offset by $5 million of positive fair value changes from our RWT Horizons portfolio, driven by positive investment fair value changes and monetizations across our Technology and AI investments, which contributed positively to segment earnings for the third consecutive quarter. Other income, net decreased $3 million, primarily due to lower earnings from equity method investments as compared to the second quarter. The provision for income taxes increased $3 million, primarily due to income earned from portfolio assets at our TRS. Net interest income increased $9 million, primarily due to growth in our portfolio of retained Sequoia securities, including Sequoia securities previously used as hedges that were transferred from our Sequoia Mortgage Banking segment during the second quarter.
Overall, results for the quarter were primarily impacted by market-driven valuation changes, portfolio seasoning, and an increase in delinquencies within our bridge loan portfolio, which were concentrated among a small number of borrowers. Delinquencies in CAFL Bridge Securities increased with 90 day+ delinquency rates of 13.2% at September 30, 2026, compared to 6.3% at June 30, 2026. Sequoia Securities and CAFL Term Securities 90+ day delinquency balances were 0.2% and 10.9% of total unpaid principal balances at September 30, 2026, compared to 0.2% and 8.7% at June 30, 2026.
As we continue to expand our focus on our operating platforms, we intend to allocate capital accordingly. In line with this strategy, during the third quarter, we deployed $67 million of investment capital into retained investments created from our third quarter securitization activity, primarily related to securities retained from Sequoia securitizations. We continue to optimize financing through non-recourse structures to enhance capital efficiency and align our investment portfolio with our Mortgage Banking platforms.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The $42 million decrease in segment contribution for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 is primarily due to a $34 million decline in Investment fair value changes, net, driven by market-related valuation changes on portfolio investments and associated hedges resulting from interest rate volatility and spread movements during the nine-month period ending September 30, 2026. Additionally, Operating expenses for the nine-month period ending September 30, 2026 were $10 million higher compared to the same period in 2025 due to $2 million of severance and organizational realignment charges incurred during the first quarter of 2026 as well as $6 million of higher Other expenses related to income allocated to the co-investor in a seasoned servicing investment due to improved investment performance in 2026.

Redwood Investments Detail
The following table presents a balance sheet summary for our Redwood Investments segment as of September 30, 2026 and June 30, 2026.
Table 9 – Redwood Investments Balance Sheet Summary

(In Thousands)	September 30, 2026	June 30, 2026	Change
Retained Operating Investments
Residential consumer Sequoia securities	$250,964	$276,745	$(25,781)
Residential consumer securities at consolidated Sequoia entities (1)	1,287,632	1,054,169	233,463
Residential investor securities at consolidated Securitization Term entities (2)	312,024	313,826	(1,802)
Consolidated securitized residential investor CAFL bridge loans, restricted cash, REO and other CAFL bridge assets and liabilities	1,021,002	1,043,806	(22,804)
HEI (3)	18,945	19,193	(248)
Other Investments (4)	42,880	42,368	512
Total Retained Operating Investments	2,933,447	2,750,107	183,340

Third-Party Securities Portfolio
Residential securities	4,641	4,780	(139)
Servicing investments (5)	102,419	105,556	(3,137)
Other strategic and servicing investments	65,666	59,317	6,349
Total Third-Party Securities Portfolio	172,726	169,653	3,073

Total Redwood Investments Segment Economic Assets	$3,106,173	$2,919,760	$186,413
Impact of consolidation and other assets	23,277,220	21,402,263	1,874,957
Total Redwood Investments Segment Assets - GAAP	$26,383,393	$24,322,023	$2,061,370
(1) Represents our retained economic investment in securities issued by consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $22.81 billion of loans and $21.32 billion of ABS issued associated with these investments at September 30, 2026. We consolidated $20.70 billion of loans and $19.48 billion of ABS issued associated with these investments at June 30, 2026. At September 30, 2026 and June 30, 2026, excludes $207 million and $173 million, respectively, of retained Sequoia securities that were used as hedges for our Sequoia Mortgage Banking segment.
(2)    Represents our retained economic investments in securities issued by consolidated CAFL Term securitization VIEs. For GAAP purposes, we consolidated $1.53 billion of loans and $1.25 billion of ABS issued associated with these investments at September 30, 2026. We consolidated $1.70 billion of loans and $1.42 billion of ABS issued associated with these investments at June 30, 2026.
(3) At September 30, 2026 and June 30, 2026 represents HEI originated and owned by Redwood.
(4) Other investments at both September 30, 2026 and June 30, 2026 includes net risk share investments of $0.6 million, representing $1.1 million of restricted cash and other assets, net of other liabilities of $0.6 million. Also includes mortgage servicing rights of $42 million at both September 30, 2026 and June 30, 2026.
(5)    Represents our economic investment in consolidated Servicing Investment variable interest entities. At September 30, 2026, for GAAP purposes, we consolidated $246 million of servicing investments and $124 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities. At June 30, 2026, for GAAP purposes, we consolidated $244 million of servicing investments and $128 million of non-recourse securitization debt, as well as other assets and liabilities for these entities.
The size of our Redwood Investments portfolio on an economic basis increased during the three months ended September 30, 2026 primarily due to the retention of residential consumer securities from our Sequoia securitizations, as well as the transfer of Sequoia securities that had been used as hedges from our Sequoia Mortgage Banking segment to our Redwood Investments portfolio.

The following table summarizes the credit characteristics of Sequoia securities and CAFL term securities at September 30, 2026 and June 30, 2026. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 10 – Credit Statistics (1)

September 30, 2026	Sequoia Securities (2)	CAFL Term Securities (2)
(Dollars in Thousands)
Market value	$1,538,596	$312,024
Notional value	$26,587,201	$1,679,169
Average FICO (at origination)	773	NA
Gross weighted average coupon	5.6%	5.3%
Current 3-month prepayment rate	11%	9%
90+ days delinquency (as a % of UPB) (3)(4)	0.2%	10.9%

June 30, 2026	Sequoia Securities (2)	CAFL Term Securities (2)
(Dollars in Thousands)
Market value	$1,330,914	$313,826
Notional value	$23,156,315	$1,833,383
Average FICO (at origination)	773	NA
Gross weighted average coupon	5.5%	5.3%
Current 3-month prepayment rate	18%	8%
90+ days delinquency (as a % of UPB) (3)(4)	0.2%	8.7%
(1)Underlying loan performance information provided in this table is generally reported on a one-month lag. Accordingly, data as of September 30, 2026 reflects September 2026 reports with a loan performance date of August 2026, and data as of June 30, 2026 reflects June 2026 reports with a loan performance date of May 2026. The methodology for calculating weighted average values for securities investments presented in the tables above, including delinquency rates, is based on notional balances of loans collateralizing each of our securities investments.
(2)Sequoia and CAFL securities presented in this table include subordinate and interest only or certificated servicing securities.
(3)Delinquency percentages at underlying securitizations are calculated using unpaid principal balance ("UPB"). Aggregate delinquency amounts by security type are weighted using the notional value of the loans collateralizing each of our securities investments.
(4)Includes loans over 90 days delinquent and all loans in foreclosure (regardless of delinquency status).

Legacy Investments Segment
The Legacy Investments segment primarily consists of assets no longer aligned with our core strategic objectives, including legacy unsecuritized bridge and term loans and other non-core legacy assets, that are in the active process of sale, runoff, or other disposition as part of our accelerated strategic repositioning. We finance our assets in this segment with a combination of recourse and non-recourse, non-marginable warehouse facilities, and a portion of a secured, revolving financing facility.
During the third quarter of 2026, we accelerated the resolution of Legacy Investment to recover capital and reduce portfolio exposure. At September 30, 2026, Legacy Investments represented 7% of total capital, down from 12% at June 30, 2026. Proceeds from further resolutions are expected to provide additional resources to reduce corporate debt and improve financial flexibility, supporting our objective of improving consolidated financial performance beginning in 2027. We remain focused on capital recovery through outright sales and in selected cases partnership structures that release capital while preserving potential upside where economically appropriate.
This segment’s earnings are primarily driven by net interest income (including interest expense on secured financings and allocated corporate financing costs) and other income from investments, portfolio management costs, changes in the fair value of investments and associated hedges, and realized gains and losses upon the sale or disposition of assets. Direct operating expenses and tax provisions associated with these activities are also included in this segment.
The following table presents an earnings summary for our Legacy Investments segment for the three and nine months ended September 30, 2026, the immediate preceding quarter ended June 30, 2026, and the year-to-date period ended September 30, 2025.
Table 11 – Legacy Investments Earnings Summary

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Net interest Expense	$(13,279)	$(10,403)	$(2,876)	$(32,392)	$(34,750)	$2,358
Investment fair value changes, net	(22,406)	(12,314)	(10,092)	(42,211)	(91,046)	48,835
HEI (loss) income, net	(4,113)	2,305	(6,418)	4,726	(3,205)	7,931
Fee (loss) income, net	(29)	11	(40)	(151)	(2,793)	2,642
Other income (loss), net	773	974	(201)	2,697	(532)	3,229
Operating expenses	(6,657)	(3,999)	(2,658)	(15,219)	(16,041)	822
Benefit from income taxes	1,025	328	697	1,963	1,964	(1)
Dividends on preferred stock	(303)	(222)	(81)	(782)	(1,932)	1,150
Segment Loss	$(44,989)	$(23,320)	$(21,669)	$(81,369)	$(148,335)	$66,966
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
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Legacy Investments reported a segment loss of $45 million for the third quarter of 2026, compared to a loss of $23 million in the second quarter of 2026. The increased loss primarily reflected higher investment fair value losses, including realized losses related to asset dispositions, lower HEI income, increased net interest expense and higher operating expenses, partially offset by a larger income tax benefit. Results also reflected the accelerated resolution of the Legacy portfolio, including disposition-related losses and valuation adjustments, including those taken in anticipation of resolutions completed during the fourth quarter.

Investment fair value losses increased by $10 million to $22 million in the third quarter of 2026, primarily reflecting realized losses on legacy bridge loans and impairments on the subordinate beneficial interest we retained from the Legacy Trust. Approximately 85% of the segment’s third-quarter investment fair value changes related to realized dispositions. HEI results shifted from income of $2 million in the prior quarter to a loss of $4 million, including fair value adjustments.
Net interest expense increased by $3 million to $13 million in the third quarter of 2026, reflecting higher allocated corporate interest expense and secured financing costs, together with lower interest income.
Resolution activity accelerated, with loan payoffs and REO sales totaling $125 million during the third quarter and October 2026, compared with $55 million during the first half of 2026. Capital allocated to Legacy Investments declined by $79 million or 40%, during the quarter, reflecting continued asset resolutions and financing optimization. While accelerated dispositions contributed to current-quarter losses, these actions reduced remaining exposure and released capital for debt reduction and reinvestment in our Mortgage Banking platforms. We continue to prioritize expedient capital recovery and expect further resolutions to reduce portfolio carrying costs over time.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Legacy Investments reported a segment loss of $81 million for the nine months ended September 30, 2026, compared to a loss of $148 million for the nine months ended September 30, 2025, primarily reflecting our progress in resolving legacy bridge exposures and other non-core legacy assets during the nine-month periods. Capital allocated to this segment has declined 75% from $459 million at September 30, 2025 to $116 million at September 30, 2026.
Legacy Investments Detail and Activity
The following table presents a balance sheet summary for our Legacy Investments segment as of September 30, 2026 and June 30, 2026.
Table 12 – Legacy Investments Balance Sheet Summary

(In Thousands)	September 30, 2026	June 30, 2026	Change
Legacy Unsecuritized Bridge Loans	$85,921	$175,391	$(89,470)
Legacy Unsecuritized Term Loans	31,909	31,853	56
Legacy Securitized Bridge Loans	17,683	56,808	(39,125)
Legacy Securitized Term Loans	8,278	9,416	(1,138)
Home Equity Investments (1)	144,971	153,085	(8,114)
AFS Real Estate Security (2)	183,401	181,990	1,411
Strategic Investments	17,104	14,626	2,478
REO	157,255	77,859	79,396
Other Assets (3)	89,403	47,087	42,316
Economic Value of Legacy Investments	735,925	748,115	(12,190)
Impact of Consolidation, net	162,246	167,456	(5,210)
Total Assets	$898,171	$915,571	$(17,400)
(1)At September 30, 2026 and June 30, 2026, represents third-party originated HEI, as well as our net investment in a HEI securitization entity.
(2)During the year ended December 31, 2025 we sold a portfolio totaling $484 million in fair value of legacy unsecuritized bridge loans and REO assets to the Legacy Trust and retained a $182 million subordinate beneficial interest in the Legacy Trust. The beneficial interest represents our right to residual cash flows from the Legacy Trust after payment of senior financing and preferred interests and is recorded as an AFS security, measured at fair value and classified as a Level 3 asset. As of September 30, 2026, we had funded all of our $35 million capital support commitment ($10 million initially and $25 million through subsequent contributions) related to maintaining specified loan-to-value ratio thresholds of the Legacy Trust. At September 30, 2026, the beneficial interest had a fair value of $183 million. The investment balance includes the $24 million of subsequent capital contributions and reflects a credit loss allowance of $24 million.
(3)Other assets includes cash, restricted cash, accrued interest receivables, servicer receivables and other miscellaneous assets.

During the first quarter of 2026, we completed a $225 million CAFL securitization backed primarily by a mix of performing, re-performing and non-performing bridge loans and REO. The collateral included $223 million of loans and $38 million of REO, primarily sourced from our called CAFL securitizations issued between 2021 and 2023. The securitization also included $66 million of loans and $19 million of REO from our Legacy Investments portfolio. This transaction contributed to the financing efficiency of legacy assets, facilitated the redeployment of capital into our core operating platforms and, through its securitization structure, provides the flexibility to sell loans and further reduce legacy exposures over time. See further discussion of this securitization in Note 17 in Part 1, Item 1 — Financial Statements.
During the third quarter of 2026, we completed a secured financing transaction to finance our unsecuritized HEI contracts. In connection with the transaction, Redwood guaranteed approximately $90 million of obligations secured by this HEI portfolio and in the process retired $42 million of related recourse debt. With the completion of this transaction, capital previously held against the HEI portfolio became available for other investment and corporate purposes. See further discussion of this financing transaction in Note 18 in Part 1, Item 1 — Financial Statements.
Loan Composition
The following table provides the composition of legacy term and bridge loans by product type at September 30, 2026.
Table 13 – Legacy Loans By Product Type at Legacy Investments at Fair Value

September 30, 2026
(In Thousands)	Legacy Term	Legacy Bridge
Term
Term Loans:
Single-Family Rental	$1,003	$—
Multifamily (1)	39,184	—
Bridge
Bridge Loans:
BFR (2)	—	20,325
Single Asset Bridge	—	—
Multifamily (1)(3)	—	81,149
Other	—	2,130
Total Legacy Loans	$40,187	$103,604
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
At September 30, 2026, the fair value of our legacy bridge and term loans and associated REO represented 85% of the combined unpaid principal balance of these loans and the unpaid principal balance of the loans at the time the REO were foreclosed. As part of our plans to accelerate the wind-down of the Legacy Investments portfolio, we revised our underwriting practices to discontinue the active origination of large multifamily loans. For the three months ended September 30, 2026, we did not complete any complex loan modifications in the Legacy Investments portfolio. As we continue to prioritize dispositions and resolutions, we expect our exposure to multifamily loans and REO to decline over time as we proactively reduce exposure to the legacy bridge loan portfolio.

Income Taxes
REIT Status and Dividend Characterization
While the exact amount is uncertain at this time, we do not currently expect any portion of our 2026 common and preferred stock dividend distributions to be taxable as ordinary income for federal income tax purposes. All distributions are expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gains. Under the federal income tax rules applicable to REITs, none of Redwood’s 2026 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2026 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our taxable REIT dividends to be classified as qualified dividends.
The Company announced that on November 3, 2026, the Board unanimously approved the C-Corporation Conversion plan. The C-Corporation Conversion plan will not be completed until the Company makes a filing with the Internal Revenue Service to revoke the Company's election to be taxed as a REIT ("REIT Status Revocation Filing"). Under the C-Corp. Conversion Plan, the Company currently expects to make the REIT Status Revocation Filing with the IRS on or prior to March 31, 2027. As a result of the REIT Status Revocation Filing, the Company would become a taxable C corporation effective January 1, 2027. Under the C-Corporation Conversion plan, the Board has determined it is in the Company’s best interests to continue to maintain its REIT status for the taxable year ending December 31, 2026, and to remain in compliance with the requirements for taxation as a REIT during 2027 until such time as the Company makes the REIT Status Revocation Filing.
Tax Provision under GAAP
For the three and nine months ended September 30, 2026, we recorded tax benefits of $5 million and $6 million, respectively. For the three and nine months ended September 30, 2025, we recorded a tax provision of $6 million and $17 million, respectively. Our tax provision is primarily derived from the activities at our TRS, as we do not book a material tax provision associated with income generated at our REIT. The change from a tax provision to a tax benefit year-over-year was primarily the result of GAAP income earned at our TRS in 2025 compared to a GAAP loss at our TRS in 2026. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Income Taxes for additional information regarding our tax provision and deferred tax assets.
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
At September 30, 2026, our total capital was $1.81 billion, consisting of (i) $831 million of equity capital, (ii) $975 million of convertible notes and other corporate debt on our consolidated balance sheets ($173 million of convertible debt due in June 2027, $143 million of senior unsecured notes due in 2029, $205 million of convertible debt due in 2030, $189 million of senior unsecured notes due in 2030, $125 million of senior unsecured notes due in 2031, and $140 million of trust-preferred securities due in 2037), and (iii) $8 million of promissory notes.
Our capital structure continues to reflect the strategic shift toward mortgage banking, which is characterized by faster capital turnover and an originate-to-distribute model. Approximately 44% of our recourse debt supports our mortgage banking activities, where loans typically remain on balance sheet for a short duration (i.e. less than 30 to 40 calendar days) and related borrowings are repaid as loans are sold or securitized, supporting rapid recycling of our capital for subsequent reinvestment.

During the third quarter of 2026, we distributed $8.8 billion of loans through securitizations, whole loan sales and joint ventures, reducing loan inventory exposure and supporting liquidity. Securitization activity also included transactions involving previously retained investments and transactions issued and called during the quarter.
At September 30, 2026, our unrestricted cash and cash equivalents were $201 million, compared to $192 million at June 30, 2026. We believe our available cash is sufficient to fund our operations. We may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. Our capital raising decisions will continue to be based on what we believe to be in the best interests of the Company.
During the third quarter of 2026, we issued $205 million aggregate principal amount of convertible notes with a 7% coupon and used a portion of the proceeds to repurchase approximately $125 million principal amount, or approximately 40%, of our convertible debt maturing in June 2027. We also repurchased 9.2 million common shares for $34 million, generating approximately $0.25 per share of book value accretion, deployed approximately $67 million of capital into retained securities, and paid approximately $23 million in dividends, including a $0.18 per common share dividend. Cash generated through loan distributions and ongoing balance sheet management supported these capital actions while increasing our cash balance. Cash continued to build through early November 2026 as loan inventory remained low.
We continue to expand joint venture utilization to reduce the capital required to finance loan inventory and retained investments. In November 2026, we increased the capacity of our secured revolving financing facility from $400 million to $500 million and extended its maturity to March 2030. The commitment period for one of our CoreVest joint ventures was also extended to March 2030. These initiatives, together with financing optimization and further Legacy Investments dispositions, are expected to provide additional capital for mortgage banking activities and corporate debt repayment or repurchases. We currently estimate that these dispositions could release approximately $40 million to $50 million of capital, with the amount and timing dependent on transaction execution, collateral performance and market conditions.
On November 3, 2026, our Board approved a plan to transition to a taxable C-corporation for the year ending December 31, 2027. The transition is expected to provide greater flexibility to retain earnings for operations, corporate debt reduction and other capital allocation priorities, and to utilize existing tax assets to reduce future cash taxes, subject to applicable limitations. The Board also approved on November 3, 2026, an update to the Company's common stock dividend policy to $0.02 per share per quarter, which is expected to take effect with the declaration of the fourth quarter common dividend in December 2026. This change in the Company's common stock dividend policy is expected to allow the Company to retain an additional $70 million to $75 million of cash annually, based on the September 30, 2026 common share count and before taking into account any impact of the Company's planned preferred-for-common stock exchange offer.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt and recourse and non-recourse debt. Refer to the section set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" for additional information regarding these terms on our debt.
At September 30, 2026, in aggregate, we had $3.23 billion of secured recourse debt outstanding, financing our mortgage banking platforms and investment portfolio, of which $2.10 billion was marginable and $1.13 billion was non-marginable. The majority of this debt relates to short-term warehouse financing supporting our Sequoia and Aspire mortgage banking platforms, where capital turns rapidly, with loans remaining on balance sheet for an average of approximately 32 days before being sold or securitized during the first nine months of 2026, down from 36 days for the year ended December 31, 2025. As Sequoia’s business grows, additional securitizations that we consolidate under GAAP may increase our reported debt-to-equity ratio. Consolidation requires us to include the underlying loans and related securitization debt on our balance sheet, even when we retain only a small portion of the securities issued. These securitizations provide long-term, non-recourse financing at high advance rates, reducing the capital required to finance jumbo mortgages and our reliance on short-term warehouse facilities. The related debt is payable from the assets of the securitization trusts and does not create a corresponding increase in our recourse obligations, although we remain exposed to losses on our retained interests.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under loan warehouse facilities, securities repurchase facilities, other short- and long-term debt facilities and other risks relating to our corporate debt and use of derivatives, predominantly those that hedge our mortgage banking activities. A further discussion of these risks is set forth below under the heading "Risks Relating to Debt Incurred under Borrowing Facilities."
Cash Flows and Liquidity for the Nine Months Ended September 30, 2026
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan originations, acquisitions, sales and profitability within our mortgage banking platforms, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these operating or investment activities.
Cash Flows from Operating Activities
Cash flows used in operating activities increased by $4.83 billion from negative $6.73 billion in the nine months ended September 30, 2025 to negative $11.57 billion in the nine months ended September 30, 2026, primarily due to the increase in residential consumer loan purchases associated with our mortgage banking activities. Excluding cash flows from the purchase, origination, sale and principal payments of loans classified as held-for-sale, and the settlement of associated derivatives (which cumulatively totaled $11.44 billion of net cash outflows for the nine month 2026 period, compared to $6.71 billion of net cash outflows for the nine month 2025 period), cash flows from operating activities were negative $123 million during the first nine months of 2026 and negative $26 million for the first nine months of 2025.
Cash Flows from Investing Activities
During the nine months ended September 30, 2026, our net cash provided by investing activities was $3.76 billion and primarily resulted from proceeds from principal payments on loans held-for-investment and other investments, in excess of cash deployed into these investments. Because many of our investment securities, loans and HEI are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans and HEI at consolidated securitization entities would generally be used to repay ABS issued by those entities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2026, our net cash provided by financing activities was $7.66 billion. This primarily resulted from $7.86 billion of net borrowings under ABS issued (resulting from the issuance of twenty Sequoia securitizations as well as the issuance of ABS through two Sequoia re-securitizations of certain consolidated and unconsolidated Sequoia securities during the nine months ended September 30, 2026), partially offset by $82 million of net repayments on debt obligations.
Material Cash Requirements
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on our balance sheet in amounts different from the full contractual or notional amount of the transaction.
Our material cash requirements from known contractual and other obligations during the twelve months following September 30, 2026, include maturing debt obligations, our agreement to repurchase certain trust preferred securities, interest payments on debt obligations and ABS issued, funding commitments for residential investor and consumer loans, strategic investments, potential repurchases of previously sold or securitized loans, meeting margin calls associated with our debt, interest rate hedges and other obligations, and other current payables. Our material cash requirements from known contractual and other obligations beyond the twelve months following September 30, 2026, include maturing long-term debt, interest payments on long-term debt, payments on operating leases and funding commitments for residential consumer loans, residential investor bridge loans, strategic investments (including our joint ventures), meeting margin calls associated with our debt, interest rate hedges and other obligations, and principal and interest payments under ABS issued (as described further below under Liquidity Needs for our Redwood Investments). In November 2026, the Company agreed to repurchase $53 million in principal of trust preferred securities at a discount to par. The agreement also provides for a waiver of the REIT maintenance covenant set forth in the related junior subordinated notes due 2037. This waiver becomes effective upon the final settlement of the repurchase, but no later than February 15, 2027.
At September 30, 2026, we had commitments to fund up to $152 million of additional advances on existing residential investor bridge loans, of which $102 million related to loans currently in securitizations co-sponsored by one of our joint ventures. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment (for example, funding is dependent on actual progress on a project and we retain the right to conduct due diligence with respect to each draw request to confirm conditions have been met). A majority of the commitments are for longer-term renovate/build-for-rent loans (which generally have funding caps below their full commitment amount) and are expected to fund over the next several quarters. At September 30, 2026, we had $1.56 billion of available warehouse capacity for residential investor loans and scheduled bridge loan maturities are expected to provide an additional source of cash that can be used to fund our commitments. During the nine months ended September 30, 2026, we received $1.02 billion of principal paydowns on residential investor bridge loans. Scheduled bridge loan maturities and future principal paydowns are expected to provide additional sources of cash that can be used, together with our available liquidity, to fund these commitments.

During 2025, in connection with the sale of legacy unsecuritized bridge loans to the Legacy Trust, we entered into an agreement to provide up to $35 million of capital support if the Legacy Trust’s portfolio loan-to-value ratios exceed specified thresholds. As of September 30, 2026, this commitment was fully funded.
For additional information regarding our material cash requirements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption Contractual Obligations. For additional information on commitments and contingencies as of September 30, 2026 that could impact our liquidity and capital resources, see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 18 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Most of our loan warehouse facilities and our servicer advance financing were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the nine months ended September 30, 2026. While there is no assurance of our ability to renew our other facilities maturing in the next year, given current market conditions we expect to extend these in the normal course of business.
We expect to meet our obligations coming due in less than one year from September 30, 2026 most likely from borrowings under existing, new or amended financing arrangements, or through other previously mentioned sources of capital including cash on hand.
See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our debt obligations.
Liquidity Needs for our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the loans we acquire and originate in our mortgage banking platforms while we aggregate the loans for sale or securitization.
Aggregate warehouse capacity, including joint venture facilities, was $10.3 billion at September 30, 2026, compared with $8.1 billion a year earlier. During the twelve months ended September 30, 2026, we renewed $7.1 billion of capacity. Average warehouse financing costs were 6.0%, compared with 6.4% a year earlier.
At September 30, 2026, we had residential consumer warehouse facilities outstanding with $4.72 billion of total capacity and $2.50 billion of available capacity. These included non-marginable facilities with $400 million of total capacity and marginable facilities with $4.32 billion of total capacity. At September 30, 2026, we had non-marginable, residential investor warehouse facilities outstanding available to finance our unsecuritized residential investor loans in our Redwood Investments, CoreVest Mortgage Banking and Legacy Investments segments with $1.78 billion of total capacity and $1.56 billion of available capacity. Borrowings under these facilities used to finance our CoreVest Mortgage Banking loan inventory at September 30, 2026 totaled $213 million. Several of the facilities used to finance our CoreVest Mortgage Banking loan inventory are also used to finance bridge loans held in our Legacy Investments portfolio at September 30, 2026.
Most of our loan warehouse facilities were established with initial one-year terms and are regularly amended on an annual basis to extend the terms for an additional year ahead of their maturity. We renewed several of these facilities during the nine months ended September 30, 2026, and have other such facilities with scheduled maturities during the next twelve months. See Note 18 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the loan warehouse facilities used for our Mortgage Banking platforms.
As described above, our material cash requirements include meeting margin calls associated with loan warehouse facilities and interest rate hedges. During periods when there is higher volatility in benchmark interest rate levels, we may experience increased margin calls related to loans and interest rate hedges, which may be material and present increased liquidity risk. In particular, interest rate hedges associated with our mortgage banking activities are typically intended to fully or partially offset interest rate-driven changes in the fair value of mortgage loans we own or have identified for purchase. When benchmark interest rates rise or decline, there may be liquidity risk due to the fact that any corresponding change in value to such mortgage loans or other financial instruments we own may not be an immediate source of liquidity to offset margin call amounts related to our interest rate hedges, and vice versa.
Additional information regarding risks related to the debt we use to finance our mortgage banking platforms can be found under the heading "Risks Relating to Debt Incurred under Borrowing Facilities" that follows within this section.
Liquidity Needs for our Redwood Investments
At September 30, 2026, in addition to our ABS issued, our investment portfolio was financed with $821 million of secured recourse debt, of which $241 million was marginable and $581 million was non-marginable, and $436 million of secured non-recourse debt that was non-marginable. At September 30, 2026, we have also allocated $100 million of outstanding borrowings from our secured revolving financing facilities to finance our Redwood Investments segment. Our corporate secured revolving financing facility may be used to finance both our Redwood Investments, Sequoia and CoreVest mortgage banking platforms, as well as Legacy Investments.

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
Liquidity Needs for our Legacy Investments
At September 30, 2026, we financed our Legacy Investments with a combination of recourse and non-recourse, non-marginable residential investor loan warehouse facilities, a recourse non-marginable HEI facility, and non-recourse securitization debt (ABS issued). Certain residential investor warehouse facilities may impose advance rate step-downs or repurchase requirements if underlying loan performance or property valuations deteriorate, which could require the use of additional liquidity. At September 30, 2026, we have also allocated $300 million of outstanding borrowings from our secured revolving financing facility to finance our Legacy Investments segment.
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
At September 30, 2026, our $173 million convertible senior notes are due within the next twelve months, maturing in June 2027. We believe we have a number of potential options to address this maturity in whole or in part, including capital freed up from financing optimization within our Redwood Investments portfolio, sales and paydowns of our Legacy Investments portfolio, and capital recycled from our joint venture partnerships which allow us to grow volume with lower capital utilization. We may also consider issuing additional senior notes such as our $125 million senior debt issuance in May 2026, or potentially through an additional convertible senior note issuance such as our recent $205 million in September 2026, subject in each case to market conditions.
In November 2026, we agreed to repurchase, at discount, $53 million in liquidation amount of trust preferred securities on or prior to February 15, 2027. We plan to use available cash and cash equivalents to fund this repurchase commitment.

Risks Relating to Debt Incurred under Borrowing Facilities
As described above under the heading "Results of Operations," in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and/or origination of residential consumer mortgage loans, residential investor mortgage loans, and HEI (including those we acquire or originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use borrowings to fund other aspects of our business and operations, including the repurchase of shares of our capital stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption(s) "Risks Relating to Debt Incurred under Borrowing Facilities," and "Our use of financial leverage exposes us to heightened liquidity risks, including margin calls and acceleration of repayment from defaults and cross-defaults."
Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but many of the facilities are uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined by the lender for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans, securities or other assets to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). Given that we may not be able to obtain additional financing under uncommitted lines when we need it, we are exposed to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading "Risk Factors," and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading "Market Risks." In addition, with respect to mortgage loans, securities or other assets that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading "Risk Factors," and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading "Market Risks," if and when those loans, securities or other assets become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.
Under many of our mortgage loan facilities, our securities repurchase facilities, and our secured revolving financing facility, while transferred or pledged mortgage loans, HEI, or securities are financed under the facility, to the extent the value of the loans, HEI, or securities, or the collateral underlying those loans, HEI, or securities, declines, we are generally required to either immediately reacquire the loans or securities or meet a margin requirement to transfer or pledge additional loans, securities or cash in an amount at least equal to the decline in value. Of our active financing arrangements with outstanding balances at September 30, 2026, only our securities repurchase facilities (with $86 million of borrowings outstanding at September 30, 2026), nine of our residential consumer mortgage loan warehouse facilities (with a combined $1.9 billion of borrowings outstanding at September 30, 2026), and a certificated MSR facility (with $155 million of borrowings outstanding at September 30, 2026) retain market-value based margin call provisions based solely on the lender's determination of market value and, as such, are considered marginable.
Margin call provisions under these facilities are further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption "Risks Relating to Debt Incurred under Borrowing Facilities - Margin Call Provisions Associated With Debt Facilities and Other Debt Financing." Financial covenants included in these facilities are further described Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the caption "Risks Relating to Debt Incurred under Borrowing Facilities - Financial Covenants Associated With Debt Facilities and Other Debt Financing."
At September 30, 2026, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our debt financing facilities. Our financial covenants require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth and minimum liquidity, as well as financial covenants that require us to maintain recourse indebtedness below a specified ratio. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at September 30, 2026, our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at September 30, 2026, our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1.3 billion in additional recourse indebtedness.

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
We have elected the fair value option of accounting for a significant portion of the assets and some of the liabilities on our balance sheet, and the majority of these assets and liabilities utilize Level 3 valuation inputs, which require a significant level of estimation uncertainty. See Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information on our assets and liabilities accounted for at fair value at September 30, 2026, including the significant inputs used to estimate their fair values and the impact the changes in their fair values had to our financial condition and results of operations. See Note 6 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, incorporated herein by reference, for the same information on these assets and liabilities as of December 31, 2025. Periodic fluctuations in the values of these assets and liabilities are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the captions "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our Quarterly Report on Form 10-Q for the three months ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the information under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Market Risks" within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2025.
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
There have been no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 19 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies — Litigation, Claims and Demands," which supplements the disclosures included in Note 19 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading "Loss Contingencies — Litigation, Claims and Demands."
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, the following risk factors reflect recent development.
We may fail to realize the anticipated benefits of our plan to discontinue our election to be treated as a REIT for U.S. federal income tax purposes in 2027 and become a taxable C-corporation, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable C-corporation.
We believe that our plan to discontinue our election to be treated as a REIT for U.S. federal income tax purposes in 2027 and become a taxable C-corporation will, among other things, allow us greater flexibility to retain and reinvest our earnings in our mortgage banking platforms, create a pathway to a more efficient financing structure and a lower cost of capital, and allow for more effective utilization of our existing tax assets and, to the extent our tax assets are available to offset taxable income, reduce our tax liabilities in the near term. However, there can be no assurance that we will realize any of these anticipated benefits, in whole or in part, or on the timeline we expect.
Retention and reinvestment of earnings. We believe that our plan to terminate our REIT election in 2027 and become a taxable C-corporation will, among other things, provide us with greater flexibility to use our free cash flows, among other things, to invest in our mortgage banking platforms and reduce our outstanding debt and debt leverage, as we will no longer be required to operate in compliance with the requirements for taxation as a REIT, including the requirement to distribute at least 90% of our taxable income to our stockholders. However, we may not generate sufficient earnings to retain at the levels we anticipate, which may reduce, or eliminate, the anticipated benefits of our plan to transition from a REIT to a taxable C-corporation. Even if we are able to retain greater earnings as a C-corporation than as a REIT, we may not be able to deploy them in platforms, investments or initiatives that produce the returns we expect, or at all, and we may not be able to reduce our outstanding debt and debt leverage as quickly or as much as we desire.
Access to and cost of capital. We believe our planned transition to C-corporation status may improve our access to institutional unsecured debt and equity capital and, over time, all other factors being equal, result in a structurally lower cost of capital. Our cost of capital and access to capital depend on many factors, however, many of which are beyond our control. Investors who held our common stock because of our REIT status or dividend yield may decide to sell their shares. We may also be unable to attract new investors in sufficient numbers, or on the timeline we expect, to broaden our investor base. There can be no assurance that our access to capital will improve or that our cost of capital will decline, or that any such improvement will happen within the timeframe we expect.
Tax assets. A significant part of the anticipated benefit of our planned transition to C-corporation status depends on our ability to use our existing tax assets, including our net operating loss carryforwards (“NOLs”) and other deferred tax assets, to offset future taxable income. For additional information, see “Our ability to utilize our NOLs and other carryforwards may be limited” and “Our NOL Preservation Plan may discourage investment in our common stock or other securities convertible or exercisable into our common stock, limit our access to capital, and have anti-takeover effects” below.
Moreover, there can be no assurance that the anticipated benefits of our planned transition to C-corporation status will offset its costs, which could be greater than we expect. Following such transition, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state income tax on our taxable income at corporate tax rates. This could impair our ability to satisfy our financial obligations and negatively impact the price of our common stock and other securities. This treatment could also reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us. Further, federal and state income tax rates could increase in the future, exacerbating these risks. We also will be disqualified from electing REIT status under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) through December 31, 2031. If we fail to achieve the anticipated benefits of our planned transition to C-corporation status at all or in a timely manner, or if any benefits we realize do not offset its costs, our business, financial condition, results of operations and the market price of our common stock and other securities could be negatively affected.

Our ability to utilize our NOLs and other carryforwards may be limited.
Under the Internal Revenue Code, a corporation is generally allowed a deduction for NOLs carried over from prior taxable years, subject to certain limitations. As of September 30, 2026, we had approximately $304 million of federal NOLs, of which $29 million expire in 2029 and $275 million can be carried forward indefinitely. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities. Additionally, certain of our NOL carryforwards may expire before we can generate sufficient taxable income to use them.
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required should our financial performance be negatively impacted in the future. Such valuation allowance could be material and would reduce our earnings and book value. In addition, the use of NOLs and other carryforwards to offset taxable income is subject to various limitations, which could limit our ability to utilize these tax attributes to reduce our taxes even if we generate sufficient taxable income.
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (“Section 382”) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). An “ownership change” may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. Because the determination of whether an “ownership change” has occurred for purposes of Section 382 depends in part on changes in the ownership of our stock that are outside of our control, including purchases and sales of our common stock by existing and new stockholders, there can be no assurance that we will not experience an “ownership change” in the future. In addition, there is no assurance that the Internal Revenue Service will agree with our determination, now or in the future, of whether an “ownership change” has occurred.
Our efforts to preserve our NOLs and other tax attributes may also constrain our ability to access the capital markets and otherwise manage our capital structure. Issuances of our capital stock, including in connection with capital-raising transactions, acquisitions, or the conversion or exchange of our convertible or exchangeable securities, and repurchases of our capital stock can each contribute to an “ownership change” under Section 382. Accordingly, in order to reduce the likelihood of an “ownership change”, we may be limited in our ability to issue capital stock to raise capital, or to repurchase our capital stock, at times when we believe that doing so would otherwise be in our best interests and those of our stockholders. Any such limitation could reduce our financial flexibility, increase our cost of capital, or cause us to forgo attractive investment or capital management opportunities, any of which could adversely affect our business, financial condition, liquidity, and results of operations.
On November 3, 2026, our Board of Directors adopted a Tax Benefits Preservation Plan (the “NOL Preservation Plan”) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The NOL Preservation Plan is designed to reduce the likelihood that we experience an “ownership change” by deterring certain acquisitions of our common stock. There is no assurance, however, that the deterrent mechanism will be effective, and acquisitions of our common stock, alone or in combination with other changes in the ownership of our stock, may still result in an “ownership change” under Section 382. For example, the NOL Preservation Plan may not deter a person who is willing to accept the dilution that would result from becoming an “acquiring person” thereunder, and the NOL Preservation Plan does not prevent all changes in ownership that are taken into account for purposes of Section 382. In addition, our Board of Directors may exempt persons from the NOL Preservation Plan’s restrictions in certain circumstances, even if doing so could negatively affect our tax attributes. The NOL Preservation Plan may also adversely affect the marketability of our common stock and have anti-takeover effects. For a discussion of these and other risks associated with the NOL Preservation Plan, see “Our NOL Preservation Plan may discourage investment in our common stock, or other securities convertible or exercisable into our common stock, limit our access to capital, and have anti-takeover effects” below and “The future realization of our deferred tax assets is uncertain, and the amount of valuation allowance we may apply against our deferred tax assets may change materially in future periods” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Our NOL Preservation Plan may discourage investment in our common stock or other securities convertible or exercisable into our common stock, limit our access to capital, and have anti-takeover effects.
Under our NOL Preservation Plan, any person or group, other than certain exempt persons and certain grandfathered persons, that together with its affiliates and associates acquires beneficial ownership of 4.9% or more of the then-outstanding shares of our common stock without the approval of our Board of Directors would suffer substantial dilution of its ownership interest in us. The NOL Preservation Plan may discourage or limit existing or potential investors from acquiring our common stock or additional shares of our common stock, or other of our securities convertible or exercisable into our common stock, including institutional investors who might otherwise seek to acquire positions at or above the 4.9% threshold. The resulting reduction in demand could adversely affect the marketability and liquidity of our common stock or other securities and, in turn, their respective market prices. In addition, by reducing the pool of investors willing to acquire significant positions in our common stock, the NOL Preservation Plan may limit our ability to raise capital through the issuance of equity or other equity-linked securities on favorable terms, or at all.
Although the NOL Preservation Plan was adopted to preserve our tax attributes, it may have an anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the NOL Preservation Plan may complicate or discourage a merger, tender offer, proxy contest, accumulation of a substantial block of our common stock, or assumption of control by a substantial holder of our securities, even if such a transaction might involve a premium price for our common stock or otherwise be in the best interests of our stockholders. The NOL Preservation Plan may therefore deter transactions that some or all of our stockholders might consider beneficial. These effects may be in addition to those of the ownership limits contained in our charter. See “Provisions in our charter and bylaws and provisions of Maryland law may limit a change in control or deter a takeover that might otherwise result in a premium price being paid to our shareholders for their shares in Redwood” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
The NOL Preservation Plan gives our Board of Directors significant discretion to consent to transactions (e.g., a merger or other business combination, or an acquisition of a large interest in our stock) and to exempt persons from the NOL Preservation Plan’s restrictions. The Board may grant an exemption even if doing so would affect our tax attributes, if it determines that the exemption is in our best interests. As a result, the NOL Preservation Plan should not interfere with any such transaction that our Board of Directors approves. However, because an acquirer would generally need to negotiate with, and obtain the approval of, our Board of Directors, this may deter or delay transactions that stockholders might otherwise favor. Also, our Board of Directors' exercise of this discretion may not reflect the views of all of our stockholders. Any exemption it grants could affect our tax attributes or increase the likelihood of an ownership change under Section 382.
The Reverse Stock Split we announced on November 3, 2026 may not achieve its intended results and could adversely affect the market price, liquidity and marketability of our common stock.
On November 3, 2026, our Board of Directors unanimously approved a one-for-five reverse stock split of our outstanding common stock (the "Reverse Stock Split"), which is scheduled to take effect at market open on January 4, 2027. The Reverse Stock Split is intended to have several results, including to enhance the marketability of the Company’s common stock and broaden the Company’s appeal to investors who do not trade in lower-priced securities. We cannot assure you, however, that the Reverse Stock Split will achieve these or any other intended results. In particular, we cannot assure you that, following the effective date of the Reverse Stock Split, the market price of our common stock will increase in proportion to the Reverse Stock Split ratio, or that any increase will be sustained. The market price of our common stock may also decline for reasons unrelated to the Reverse Stock Split, including our future performance. Any such decline may be greater, in absolute terms and as a percentage of our market capitalization, than it would have been without the Reverse Stock Split.
With fewer shares outstanding after the effective date of the Reverse Stock Split, our common stock may become less liquid and more volatile. More stockholders may also hold "odd lots" of fewer than 100 shares, which may be harder to sell and generally carry higher brokerage commissions and other transaction costs. For these and other reasons, the Reverse Stock Split may not improve the liquidity or marketability of our common stock. We cannot assure you that it will attract investors who do not trade in lower-priced securities, make our common stock more attractive to investors generally, or facilitate future capital raising. Reverse stock splits by other companies have had mixed results, in part because some investors view them negatively. Any negative market perception of the Reverse Stock Split could depress the market price of our common stock.

Actions of activist stockholders could divert management's attention and resources, cause us to incur substantial costs and adversely affect our business.
While we value constructive feedback from our investors and regularly engage in dialogue with them on various matters, we may nonetheless be subject to actions or proposals from activist stockholders. Activist stockholders may from time to time engage in proxy solicitations, advance stockholder proposals, or otherwise seek to effect changes relating to our business strategies, including, without limitation, by seeking to acquire control of the Company (or by encouraging others to do so), by seeking a sale of control of the Company (or by seeking a sale of a division of the Company), or by seeking changes to the manner in which we structure or operate our business. For example, an open letter was published in September 2026, by an individual stating that he is a significant stockholder in the Company and, among other things, urging our Board of Directors to explore a sale of the Company. Responding to actions by activist stockholders could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholder actions may also interfere with our ability to execute our strategic plans. Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholders’ communications or initiatives may result in the loss of potential business opportunities, harm our ability to raise equity or debt capital, inhibit our ability to attract new investors, business partners, or employees (or negatively impact our relationship with current investors, business partners, or employees), or negatively impact the value of our capital stock (or result in increased volatility in the trading price of our capital stock). In addition, we have retained and may in the future retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, strategic and communication advisors, the costs of which may negatively impact our financial results. The actions of activist stockholders may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business. We cannot predict the outcome or timing of any matters relating to actions by activist stockholders or the ultimate impact that such matters may have on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In July 2025, our Board of Directors approved an authorization for the repurchase of up to $150 million of our common stock, and also authorized the repurchase of outstanding debt securities, including convertible debt. In May 2023, our Board of Directors approved an authorization for the repurchase of up to $70 million of our preferred stock. These authorizations have no expiration dates and do not obligate us to acquire any specific number of shares or securities. During the three and nine months ended September 30, 2026, we repurchased 9.2 million shares of our common stock and no shares of our preferred stock under these programs. At September 30, 2026, $77 million and $70 million of the current authorization remained available for the repurchase of shares of our common and preferred stock, respectively, and we also continued to be authorized to repurchase outstanding debt securities.
In connection with the approval of our C-Corporation Conversion plan, the Company's Board of Directors also approved on November 3, 2026 a special authorization for the repurchase of up to $40 million of our common stock, which authorization is separate from, and in addition to, the already existing stock repurchase authorization described above and in Note 20 in Part 1, Item 1 — Financial Statements. This special authorization expires on December 31, 2027 and does not obligate us to acquire any specific number of shares.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2026.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2026 - July 31, 2026	—	$—	—	$110,709
August 1, 2026 - August 31, 2026	—	$—	—	$110,709
September 1, 2026 - September 30, 2026	9,155	$3.72	9,155	$76,646
Total	9,155	$3.72	9,155
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures (Not Applicable)
Item 5. Other Information
During the three months ended September 30, 2026, no director or "officer" (as defined in 17 CFR § 240.16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.1.13	Articles Supplementary of the Registrant, effective January 13, 2023 (incorporated by reference to the Registrant's Form 8-A, Exhibit 3.2, filed on January 13, 2023) (No. 001-13759)
3.1.14	Articles Supplementary of the Registrant, effective November 4, 2026 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on November 3, 2026)
3.2	Amended and Restated Bylaws of the Registrant, as adopted on November 3, 2026 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.2, filed on November 3, 2026)
4.1
Indenture, dated September 15, 2026, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on September 15, 2026)

4.2	Form of 7.00% Convertible Senior Note due 2030 (included in Exhibit 4.1, incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on September 15, 2026)
4.3
Tax Benefits Preservation Plan, dated as of November 3, 2026, between Redwood Trust, Inc. and Computershare Trust Company, N.A., as Rights Agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on November 3, 2026)

4.4
Second Amendment to Warrant Agreement, dated November 3, 2026, between Redwood Trust, Inc. and Canada Pension Plan Investment Board (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on November 3, 2026)

10.1
Waiver and Repurchase Agreement, dated November 3, 2026, between Redwood Trust, Inc. and Hildene Capital Management, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on November 3, 2026)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, is filed in inline XBRL-formatted interactive data files: (i) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2026 and 2025; (iii) Statements of Consolidated Comprehensive (Loss) Income for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates exhibits, if any, that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 9, 2026	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial and Accounting Officer)